Form 10-Q
period 1996-06-30
VICOR CORP
filed 1996-08-08
CIK 751978

                 ==============================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - --- EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               ------------------------------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - --- EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------------------

     Commission File Number          0-18277
                            --------------------------------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-2742817
       (State of Incorporation)            (IRS Employer Identification Number)

                 23 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (508) 470-2900
                         (Registrant's telephone number)

                       ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.

             Common Stock, $.01 par value ----------------29,555,252
             Class B Common Stock, $.01 par value --------12,288,309

                ==============================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                            1
           June 30, 1996 and December 31, 1995

           Condensed Consolidated Statement of Income                         2
           for the quarters ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995

           Condensed Consolidated Statement of Cash Flows                     3
           for the six months ended June 30, 1996 and 1995

           Notes to Condensed Consolidated Financial                        4-5
           Statements

    Item 2 - Management's Discussion and Analysis of                        6-8
             Financial Condition and Results of Operations

Part II - Other Information:

    Item 1 - Legal Proceedings                                                9

    Item 2 - Changes in Securities                                            9

    Item 3 - Defaults Upon Senior Securities                                  9

    Item 4 - Submission of Matters to a Vote of                               9
             Security Holders

    Item 5 - Other Information                                                9

    Item 6 - Exhibits and Reports on Form 8-K                                 9

    Signature(s)                                                             10

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                  Assets                               June 30, 1996                    December 31, 1995
- - - ------------------------------------------            ---------------                  ------------------
Current assets:

    Cash and cash equivalents                             $  61,567                          $ 65,244
    Accounts receivable, net                                 25,751                            26,171
    Inventories                                              19,364                            16,685
    Other current assets                                      3,264                             3,015
                                                           --------                          --------
         Total current assets                               109,946                           111,115

Property, plant and equipment, net                           53,929                            51,516
Notes receivable                                              3,662                             2,500
Other assets                                                  2,033                             1,866
                                                           --------                          --------
                                                           $169,570                          $166,997
                                                           ========                          ========


  Liabilities and Stockholders' Equity
- - - ------------------------------------------

Current liabilities:

    Accounts payable                                       $  5,074                          $  7,647
    Accrued liabilities                                       6,819                             7,568
                                                           --------                          --------
         Total current liabilities                           11,893                            15,215

Deferred income taxes                                         1,726                             1,726
Commitments and contingencies                                     -                                 -

Stockholders' equity:

    Preferred Stock                                               -                                 -
    Class B Common Stock                                        123                               123
    Common Stock                                                326                               324
    Additional paid-in capital                               79,120                            77,793
    Retained earnings                                       112,578                            99,200
    Treasury stock, at cost                                 (36,196)                          (27,384)
                                                           --------                          --------
         Total stockholders' equity                         155,951                           150,056
                                                           --------                          --------
                                                           $169,570                          $166,997
                                                           ========                          ========



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 2


                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                Three Months Ended                     Six Months Ended
                                                ------------------                     ----------------
                                                     June 30,                              June 30,

                                                  1996       1995                    1996        1995
                                                -------     -------                -------      -------
Net revenues                                    $36,702     $35,125                $72,508      $68,911

Costs and expenses:

       Cost of sales                             16,855      16,103                 33,402       31,915
       Selling, general and administrative        6,772       5,216                 13,007       10,164
       Research and development                   3,306       2,927                  6,748        5,488
                                                -------     -------                -------      -------
                                                 26,933      24,246                 53,157       47,567
                                                -------     -------                -------      -------
Income from operations                            9,769      10,879                 19,351       21,344

Other income                                        893       1,030                  1,883        1,913
                                                -------     -------                -------      -------
Income before income taxes                       10,662      11,909                 21,234       23,257

Provision for income taxes                        3,944       4,526                  7,856        8,838
                                                -------     -------                -------      -------

Net income                                      $ 6,718     $ 7,383                $13,378      $14,419
                                                =======     =======                =======      =======


Net income per share                            $  0.16     $  0.17                $  0.32      $  0.34
                                                =======     =======                =======      =======


Weighted average number of common
  shares and equivalents                         42,567      43,350                 42,437       42,928
                                                =======      ======                 ======      =======


                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 3



                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                 ----------------------------------------------
                                                                 June 30, 1996                    June 30, 1995
                                                                 -------------                    -------------
Cash flows from operating activities:

    Net income                                                      $13,378                           $14,419
    Adjustments to reconcile net income to net
    cash provided by operating activities:

       Depreciation and amortization                                  4,082                             4,059
       (Gain) loss on disposal of equipment                               3                               (19)
       Change in current assets and
         liabilities, net                                            (5,830)                           (6,714)
                                                                    -------                           -------
            Total adjustments                                        (1,745)                           (2,674)
                                                                    -------                           -------

           Net cash provided by
           operating activities                                      11,633                            11,745

Cash flows from investing activities:

    Additions to property, plant and equipment                       (6,445)                           (7,200)
    Proceeds from sale of equipment                                      16                                31
    Decrease (increase) in notes receivable                          (1,162)                                -
    Decrease (increase) in other assets                                (236)                               24
                                                                    -------                           -------

           Net cash used in investing activities                     (7,827)                           (7,145)

Cash flows from financing activities:

    Payments on long-term debt                                            -                               (51)
    Income tax benefit from stock option activity                       850                             2,472
    Proceeds from issuance of Common Stock                              479                             8,058
    Acquisition of treasury stock                                    (8,812)                                -
                                                                    -------                           -------

           Net cash provided by (used in) financing
            activities                                               (7,483)                           10,479
                                                                    -------                           -------

Net (decrease) increase in cash and cash equivalents                 (3,677)                           15,079

Cash and cash equivalents at beginning of period                     65,244                            43,201
                                                                    -------                           -------
Cash and cash equivalents at end of period                          $61,567                           $58,280
                                                                    =======                           =======



                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 4


                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


1. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1995, contained in the Company's annual report filed on Form 10-K (File #0-18277) with the Securities and Exchange Commission.

2. Net Income per Share
   --------------------

     Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

3. Inventories
   -----------

     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract. Inventories were as follows (in thousands), as of June 30, 1996 and December 31, 1995:

                                                   June 30, 1996      December 31, 1995
                                                   -------------     -------------------
Raw materials ..........................             $11,100             $10,396
Work-in-process ........................               2,665               2,754
Finished goods .........................               5,575               3,421
Unbilled costs .........................                  24                 114
                                                     -------             -------
                                                     $19,364             $16,685
                                                     =======             =======


                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 5


                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (continued)


4. Adoption of New Accounting Pronouncements
   -----------------------------------------

     The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 has no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

     The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 6


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996


Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Next-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations
- - - ---------------------

Quarter ended June 30, 1996, compared to quarter ended June 30, 1995
- - - --------------------------------------------------------------------

Net revenues for the second quarter of 1996 were $36,702,000, an increase of $1,577,000 (4.5%) as compared to $35,125,000 for the same period a year ago. The increase in net revenues was primarily due to an increase of unit shipments of standard products.

Gross margin increased $825,000 (4.3%) to $19,847,000 from $19,022,000, but decreased slightly as a percentage of net revenues from 54.2% to 54.1%, primarily due to changes in the revenue mix.

Selling, general and administrative expenses were $6,772,000 for the period, an increase of $1,556,000 (29.8%) over the same period in 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 18.5% compared to 14.8% in 1995. The principal components of the $1,556,000 increase were $377,000 (18.3%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel, primarily in the international sales offices; $296,000 (200.1%) of VIA related expense (see the discussion under "Liquidity and Capital Resources"); $229,000 (365.6%) of other international sales office expenses; $147,000 (339.8%) of increased legal expenses; and $102,000 (10.8%) of increased sales commission expense.

Research and development expenses increased $379,000 (12.9%) to $3,306,000 and increased as a percentage of net revenues to 9.0% from 8.3%. The principal component of the $379,000 increase was $346,000 (21.7%) of increased compensation expense due to growth in staffing levels of engineering personnel. The Company continues work on its next-generation products. The Company does not expect revenues or earnings from this new product family to be material over the next several quarters. See also the discussion under "Liquidity and Capital Resources."

Other income decreased $137,000 (13.3%) from the same period a year ago, to $893,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. This decrease primarily reflects a decrease in the market interest rates during the quarter as compared to the prior year.

Income before income taxes was $10,662,000, a decrease of $1,247,000 (10.5%) compared to the same period in 1995. As a percentage of net revenues, income before income taxes decreased from 33.9% to 29.1% primarily due to the increase in operating expenses related to the Company's continued investment in international expansion and VIA related expenses.

                                                                         PART I
                                                                         ITEM 2
                                                                         PAGE 7


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996
                                   (continued)


Net income per share for the second quarter of 1996 was $.16, compared to $.17 for the second quarter of 1995, a decrease of $.01 (5.9%).

Six months ended June 30, 1996, compared to six months ended June 30, 1995
- - - --------------------------------------------------------------------------

Net revenues for the first six months of 1996 were $72,508,000, an increase of $3,597,000 (5.2%) as compared to $68,911,000 for the same period a year ago. The increase in net revenues was primarily due to an increase of unit shipments of standard products.

Gross margin increased $2,110,000 (5.7%) to $39,106,000 from $36,996,000, and increased as a percentage of net revenues to 53.9% from 53.7%. The increase in gross margin resulted primarily from changes in the revenue mix.

Selling, general and administrative expenses were $13,007,000 for the period, an increase of $2,843,000 (28.0%) over the same period in 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 17.9% compared to 14.7% in 1995. The principal components of the $2,843,000 increase were $812,000 (20.4%) of compensation expense due to growth in staffing levels of selling and administrative personnel, primarily in the international sales offices; $648,000 (380.2%) of VIA related expense; $446,000 (379.1%) of other international sales office expenses; and $214,000 (136.6%) of increased legal expenses.

Research and development expenses increased $1,260,000 (23.0%) to $6,748,000 and increased as a percentage of net revenues to 9.3% from 8.0%. The principal components of the $1,260,000 increase were $678,000 (21.7%) of compensation expense due to growth in staffing levels of engineering personnel; VIA related research and development costs of $180,000 (100.0%); and increased project material costs of $180,000 (18.3%).

Other income decreased $30,000 (1.6%) to $1,883,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts.

Income before income taxes was $21,234,000, a decrease of $2,023,000 (8.7%) compared to the same period in 1995. As a percentage of net revenues, income before income taxes decreased from 33.7% to 29.3% primarily due to the increase in operating expenses related to the Company's continued investment in international expansion and VIA related expenses.

Net income per share for the first six months of 1996 was $.32, compared to $.34 for the first six months of 1995, a decrease of $.02 (5.9%).


Liquidity and Capital Resources
- - - -------------------------------

At June 30, 1996 the Company had $61,567,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.2:1 compared to 7.3:1 at December 31, 1995. Working capital increased $2,153,000, from $95,900,000 at December 31, 1995 to $98,053,000 at June 30, 1996. The principal component of the working capital increase was an increase in inventory of $2,679,000 during the first six months of 1996. The primary use of cash for the first six months of 1996, was for the acquisition of treasury stock of $8,812,000.

                                                                         PART I
                                                                         ITEM 2
                                                                         PAGE 8


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996
                                   (continued)


The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery is a practice which the Company expects to follow over the next several years. All machinery and equipment, whether purchased externally or built internally, are depreciated or amortized over five years after being placed into service.

On June 27, 1996, the Company announced that it intends to begin introducing selected models of its next-generation 700, 800 and 900 Series product families for sale on September 3, 1996 and that it is planning a general introduction of the three product families in the fall of 1996. The Company also announced certain expected technical characteristics of the models to be introduced and described an interactive computer-aided design tool that the Company is creating to assist customers. In 1995, the Company had announced that it had started prototype production on a new automated manufacturing line designed to manufacture next-generation products. While management believes that the new manufacturing line and the anticipated introduction of selected models of its next-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate introduction of the products, require modification of product specifications or prevent attainment of the anticipated capacity of the new manufacturing line.

In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. The Company spent $8,812,000 in the repurchase of its Common Stock in the quarter ended March 31, 1996. There were no repurchases in the quarter ended June 30, 1996.

In 1995, the Company established a number of Vicor Integration Architects
(VIAs), which are majority owned companies that seek to provide customers with local design and manufacturing support for turnkey custom power solutions.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 1996, the Company had approximately $1,500,000 of capital expenditure commitments.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 9


                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 1996


Item 1 - Legal Proceedings
- - - --------------------------

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

Item 2 - Changes in Securities
- - - ------------------------------

     Not applicable.

Item 3 - Defaults Upon Senior Securities
- - - ----------------------------------------

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security-Holders
- - - ------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on June 27, 1996. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

     Nominee                           Votes for       Votes Withheld
     -------                           ---------       --------------

     Patrizio Vinciarelli              143,863,572         167,867
     Richard E. Beede                  143,863,572         167,867
     Estia J. Eichten                  143,863,572         167,867
     Jay M. Prager                     143,863,572         167,867
     David T. Riddiford                143,863,572         167,867
     M. Michael Ansour                 143,863,572         167,867


Item 5 - Other Information
- - - --------------------------

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
- - - -----------------------------------------

     a. Reports on Form 8-K - none.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 10



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     VICOR CORPORATION

           Date:  August 8, 1996                 By: /s/ Patrizio Vinciarelli
                                                     ------------------------
                                                     Patrizio Vinciarelli
                                                     President and Chairman
                                                     of the Board

           Date:  August 8, 1996                 By: /s/ Mark A. Glazer
                                                     ------------------
                                                     Mark A. Glazer
                                                     Vice President of Finance
                                                     and Administration