Form 10-Q
period 1996-09-30
VICOR CORP
filed 1996-11-05
CIK 751978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
        EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    -------------------------------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
        EXCHANGE ACT OF 1934

     For the transition period from
                                    -------------------------------------------

     Commission File Number                     0-18277
                            ---------------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                   04-2742817
  (State of Incorporation)               (IRS Employer Identification Number)


                 23 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (508) 470-2900
                         (Registrant's telephone number)


                         -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.

             Common Stock, $.01 par value ----------------29,781,829
              Class B Common Stock, $.01 par value ------12,274,809

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                      Page
                                                                      ----
Part I - Financial Information:

  Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet at                           1
      September 30, 1996 and December 31, 1995

      Condensed Consolidated Statement of Income for the three-month    2
      and nine-month periods ended September 30, 1996 and 1995

      Condensed Consolidated Statement of Cash Flows                    3
      for the nine months ended September 30, 1996 and 1995

      Notes to Condensed Consolidated Financial                       4-5
      Statements

  Item 2 - Management's Discussion and Analysis of                    6-8
          Financial Condition and Results of Operations

Part II - Other Information:

  Item 1 - Legal Proceedings                                            9

  Item 2 - Changes in Securities                                        9

  Item 3 - Defaults Upon Senior Securities                              9

  Item 4 - Submission of Matters to a Vote of                           9
            Security Holders

  Item 5 - Other Information                                            9

  Item 6 - Exhibits and Reports on Form 8-K                             9

  Signature(s)                                                         10

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

           Assets                       September 30, 1996     December 31, 1995
           ------                       ------------------     -----------------

Current assets:

    Cash and cash equivalents                 $ 67,846              $ 65,244
    Accounts receivable, net                    24,623                26,171
    Inventories                                 21,454                16,685
    Other current assets                         2,956                 3,015
                                              --------              --------
         Total current assets                  116,879               111,115

Property, plant and equipment, net              56,318                51,516
Notes receivable                                 3,703                 2,500
Other assets                                     2,216                 1,866
                                              --------              --------
                                              $179,116              $166,997
                                              ========              ========


  Liabilities and Stockholders' Equity
  ------------------------------------

Current liabilities:

    Accounts payable                          $  6,685              $  7,647
    Accrued liabilities                          6,445                 7,568
                                              --------              --------
         Total current liabilities              13,130                15,215

Deferred income taxes                            1,726                 1,726
Commitments and contingencies                        -                     -

Stockholders' equity:

    Preferred Stock                                  -                     -
    Class B Common Stock                           123                   123
    Common Stock                                   328                   324
    Additional paid-in capital                  81,192                77,793
    Retained earnings                          118,813                99,200
    Treasury stock, at cost                    (36,196)              (27,384)
                                              --------              --------
         Total stockholders' equity            164,260               150,056
                                              --------              --------
                                              $179,116              $166,997
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2
                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                     (In thousands except per share amounts)
                                  (Unaudited)

                                               Three Months Ended       Nine Months Ended
                                               ------------------       -----------------
                                                  September 30,           September 30,
                                                 1996      1995          1996       1995
                                                 ----      ----          ----       ----

Net revenues                                  $35,673   $37,307      $108,181   $106,218

Costs and expenses:

       Cost of sales                           16,353    17,651        49,755     49,566
       Selling, general and administrative      6,800     5,507        19,807     15,671
       Research and development                 3,753     2,953        10,501      8,441
                                              -------   -------      --------   --------
                                               26,906    26,111        80,063     73,678
                                              -------   -------      --------   --------
Income from operations                          8,767    11,196        28,118     32,540

Other income                                      974     1,117         2,857      3,030
                                              -------   -------      --------   --------
Income before income taxes                      9,741    12,313        30,975     35,570

Provision for income taxes                      3,506     4,679        11,362     13,517
                                              -------   -------      --------   --------

Net income                                    $ 6,235   $ 7,634      $ 19,613   $ 22,053
                                              =======   =======      ========   ========

Net income per share                          $  0.15   $  0.18      $   0.46   $   0.51
                                              =======   =======      ========   ========

Weighted average number of common
  shares and equivalents                       42,785    43,547        42,451     43,026
                                              =======   =======      ========   ========



                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3


                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                --------------------------------------
                                                September 30, 1996  September 30, 1995
                                                ------------------  ------------------
Operating activities:

    Net income                                        $ 19,613        $ 22,053
    Adjustments to reconcile net income to net
    cash provided by operating activities:

       Depreciation and amortization                     6,186           6,151
       (Gain) loss on disposal of equipment                  4             (20)
       Change in current assets and
         liabilities, net                               (5,248)         (9,014)
                                                      --------        --------
            Total adjustments                              942          (2,883)
                                                      --------        --------
           Net cash provided by
           operating activities                         20,555          19,170

Investing activities:

    Additions to property, plant and equipment         (10,898)        (11,296)
    Proceeds from sale of equipment                         16              33
    Decrease (increase) in notes receivable             (1,203)          1,473
    (Increase) in other assets                            (459)           (253)
                                                      --------        --------

           Net cash used in investing activities       (12,544)        (10,043)

Financing activities:

    Payments on long-term debt                            --               (77)
    Income tax benefit from stock option activity        2,444           3,576
    Proceeds from issuance of Common Stock                 959           8,514
    Acquisition of treasury stock                       (8,812)           --
                                                      --------        --------
           Net cash provided by (used in) financing
           activities                                   (5,409)         12,013
                                                      --------        --------

Net  increase in cash and cash equivalents               2,602          21,140

Cash and cash equivalents at beginning of period        65,244          43,201
                                                      --------        --------
Cash and cash equivalents at end of period            $ 67,846        $ 64,341
                                                      ========        ========




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

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

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1995, contained in the Company's annual report filed on Form 10-K (File #0-18277) with the Securities and Exchange Commission.

2.  Net Income per Share
    --------------------

     Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

3.  Inventories
    -----------

     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract. Inventories were as follows as of September 30, 1996 and December 31, 1995 (in thousands):

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------

     Raw materials .........................   $12,045             $10,396
     Work-in-process .......................     3,247               2,754
     Finished goods ........................     6,161               3,421
     Unbilled costs.........................         1                 114
                                               -------             -------
                                               $21,454             $16,685
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 --"Business -- Next-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and under
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations
---------------------

Three months ended September 30, 1996, compared to three months ended September
-------------------------------------------------------------------------------
30, 1995
--------

Net revenues for the third quarter of 1996 were $35,673,000, a decrease of $1,634,000 (4.4%) as compared to $37,307,000 for the same period a year ago. $859,000 (53%) of this decrease in net revenues was due to a reduction of revenue recognized under the Company's long-term contract for the sale of automated manufacturing line equipment. The balance of the decrease was primarily due to lower unit shipments of standard products.


Gross margin decreased $336,000 (1.7%) from $19,656,000 to $19,320,000, but increased as a percentage of net revenues to 54.2% from 52.7%, primarily due to a higher average selling price per standard unit and to changes in the revenue mix.

Selling, general and administrative expenses were $6,800,000 for the period, an increase of $1,293,000 (23.5%) over the same period in 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 19.1% compared to 14.8% in 1995. The principal components of the $1,293,000 increase were $392,000 (18.3%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $329,000 (183.7%) of other international sales office expenses; and $138,000 (212.7%) of increased legal expenses.


Research and development expenses increased $800,000 (27.1%) to $3,753,000 and increased as a percentage of net revenues to 10.5% from 7.9%. The principal components of the $800,000 increase were $491,000 (29.5%) of increased compensation expense due to growth in staffing levels of engineering personnel; $132,000 (100.0%) of Vicor Integration Architects (VIAs) related expense, and increased project materials costs of $106,000 (19.2%). The Company continues work on its next-generation products. The Company does not expect revenues or earnings from this new product family to be material over the next several quarters. See also the discussion under "Liquidity and Capital Resources."

Other income decreased $143,000 (12.8%) from the same period a year ago, to $974,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. This decrease is primarily due to a reduction in interest income earned on lower average balances from an escrow account maintained in connection with the Company's long-term contract for the sale of automated manufacturing line equipment and from an overall decrease in market interest rates during the quarter, as compared with the same period a year ago.

Income before income taxes was $9,741,000, a decrease of $2,572,000 (20.9%) compared to the same period in 1995. As a percentage of net revenues, income before income taxes decreased from 33.0% to 27.3% primarily due

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996
                                  (continued)

to the increase in operating expenses related to the Company's continued investments in international expansion and research and development.

Net income per share for the third quarter of 1996 was $.15, compared to $.18 for the third quarter of 1995, a decrease of $.03 (16.7%).

Nine months ended September 30, 1996, compared to nine months ended September
-----------------------------------------------------------------------------
30, 1995
--------

Net revenues for the first nine months of 1996 were $108,181,000, an increase of $1,963,000 (1.8%) as compared to $106,218,000 for the same period a year ago. The increase in net revenues was primarily due to an increase of unit shipments of standard products.

Gross margin increased $1,774,000 (3.1%) to $58,426,000 from $56,652,000, and increased as a percentage of net revenues to 54.0% from 53.3%. The increase in gross margin resulted primarily from changes in the revenue mix.

Selling, general and administrative expenses were $19,807,000 for the period, an increase of $4,136,000 (26.4%) over the same period in 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 18.3% compared to 14.8% in 1995. The principal components of the $4,136,000 increase were $1,204,000 (19.7%) of compensation expense due to growth in staffing levels of selling and administrative personnel, primarily in the international sales offices; $793,000 (209.8%) of other international sales office expenses; $693,000 (130.9%) of VIA related expense; and $353,000 (154.6%) of increased legal expenses.

Research and development expenses increased $2,060,000 (24.4%) to $10,501,000 and increased as a percentage of net revenues to 9.7% from 7.9%. The principal components of the $2,060,000 increase were $1,169,000 (24.4%) of compensation expense due to growth in staffing levels of engineering personnel; VIA related research and development costs of $312,000 (100.0%); and increased project material costs of $275,000 (18.0%).

Other income decreased $173,000 (5.7%) to $2,857,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. This decrease is primarily due to a reduction in interest income earned on lower average balances from an escrow account maintained in connection with the Company's long-term contract for the sale of automated manufacturing line equipment and from an overall decrease in market interest rates during the nine months ended September 30, 1996, as compared with the same period a year ago.

Income before income taxes was $30,975,000, a decrease of $4,595,000 (12.9%) compared to the same period in 1995. As a percentage of net revenues, income before income taxes decreased from 33.5% to 28.6% primarily due to the increase in operating expenses related to the Company's continued investment in international expansion, VIA related expenses, and research and development.

Net income per share for the first nine months of 1996 was $.46, compared to $.51 for the first nine months of 1995, a decrease of $.05 (9.8%).

Liquidity and Capital Resources
-------------------------------
At September 30, 1996 the Company had $67,846,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.9:1 compared to 7.3:1 at December 31, 1995. Working capital increased $7,849,000, from $95,900,000 at December 31, 1995 to $103,749,000 at September 30, 1996. The primary factors affecting the

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996
                                   (continued)

working capital increase were an increase in inventory of $4,769,000 and an increase in cash of $2,602,000 during the first nine months of 1996. The increase in cash was primarily attributable to cash derived from operating activities of $20,555,000; the net proceeds for the issuance of Common Stock from the exercise of stock options, and the related income tax benefit derived from such issuance, of $3,403,000. The primary uses of cash for the first nine months of 1996 were for additions to property and equipment of $10,898,000, and for the acquisition of treasury stock of $8,812,000.

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

On June 27, 1996, the Company announced that it intends to begin introducing selected models of its next-generation 700, 800 and 900 Series product families for sale on September 3, 1996 and that it is planning a general introduction of the three product families in the fall of 1996. The Company also announced certain expected technical characteristics of the models to be introduced and described an interactive computer-aided design tool that the Company is creating to assist customers. In September 1996, advertisements were placed in various electronics magazines, announcing the introduction of a 600 watt module from the Company's next-generation 900 Series product family. While management believes that the new manufacturing line and the introduction of selected models of its next-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate introduction of the products, require modification of product specifications or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues are not expected to occur for several quarters from the sale of this product or from the sale of any other product in the Company's next-generation product line.

In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. The Company spent $8,812,000 in the repurchase of its Common Stock in the quarter ended March 31, 1996. There were no repurchases in the quarters ended June 30 and September 30, 1996.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 1996, the Company had approximately $700,000 of capital expenditure commitments.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 1996

Item 1 - Legal Proceedings
--------------------------

          On October 17, 1996, the Company filed a complaint in Munich District Court, Federal Republic of Germany, citing Nemic-Lambda of Japan and Lambda Electronics GmbH for infringement of Vicor's German "reset" patent. Vicor seeks injunctive relief and damages. Having recently completed a detailed examination of products sold by Lambda in Germany, and being confronted with an unresolved case of infringement, Vicor has taken this first step in enforcing its reset patent rights.

          The Company is involved in other certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

Item 2 - Changes in Securities
------------------------------

          Not applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

          Not applicable.

Item 5 - Other Information
--------------------------

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     a.   Reports on Form 8-K - none.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 10

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VICOR CORPORATION

     Date:  November 5, 1996                  By: /s/ Patrizio Vinciarelli
                                                 -------------------------
                                                 Patrizio Vinciarelli
                                                 President and Chairman
                                                 of the Board

     Date:  November 5, 1996                  By: /s/ Mark A. Glazer
                                                 -------------------
                                                 Mark A. Glazer
                                                 Vice President of Finance
                                                 and Administration