Form 10-K405
period 1996-12-31
VICOR CORP
filed 1997-03-24
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                             ----------------------

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996
                                             -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______to

                         Commission file number 0-18277
                                                -------

                                VICOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                    04-2742817
             -------------------------------    -------------------
             (State or other jurisdiction of      (IRS employer
              incorporation or organization)    identification no.)

             23 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS      01810
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code: (508) 470-2900
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $324,793,189 as of February 28, 1997.

On February 28, 1997, there were 30,050,515 shares of Common Stock outstanding and 12,247,309 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 1997 annual meeting of stockholders are incorporated by reference into Part III.

PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Item 1 - "Business - Next-Generation Automated Manufacturing Line," "- Competition," "- Patents," and "- Licensing," and under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1 - BUSINESS

THE COMPANY

     Vicor Corporation (the "Company") designs, develops, manufactures and markets modular power components and complete power systems using an innovative, patented, high frequency electronic power conversion technology called "zero current switching." Power systems, a central element in any electronic system, convert power from a primary power source (e.g. a wall outlet) into the stable DC voltages that are required by most contemporary electronic circuits.

     The Company was incorporated in Delaware in 1981. In 1987, the Company formed VLT Corporation as its licensing subsidiary. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation. In 1994, the Company established a Technical Support Center in Taiwan. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (VIAs), which are majority owned. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. In 1996, the Company established Vicor B.V., a Netherlands company, which will serve as a European Distribution Center. The Company became publicly traded on the NASDAQ National Market System in April, 1990.

PRODUCTS

     Power systems are incorporated into virtually all electronic products, such as computers and telecommunication equipment, to convert electric power from a primary source, for example a wall outlet, into the stable DC voltages required by electronic circuits. Since power systems are configured in a myriad of application-specific configurations, the Company's basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be applied by users to easily configure a power system specific to their needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company's principal product lines include:

     Modular Power Converters

     The Company currently offers five first generation families of component-level DC-DC power converters: the VI-100, VI-200, VI-J00, MI-200, and MI-J00 families. Designed to be mounted directly on a printed circuit board assembly and soldered in place using contemporary manufacturing processes, each family comprises a comprehensive set of products which are offered in a wide range of input voltage, output voltage and power ratings. This allows end users to select products appropriate to their individual applications.

     The product families differ in maximum power ratings, performance characteristics, package size and, in the case of the "MI" families, in target market (the MI families are designed specifically to meet many of the performance requirements of the military markets).

     In September of 1996, the Company introduced two models of its next generation of high power density, component-level DC-DC converters. The first model delivers 600 watts and is designed for telecommunications and distributed power systems. The second model delivers 5 volts at 80 amps and is designed for the industrial, automatic test equipment and computer markets. Both models are packaged in Vicor's "full size" format. In

November of 1996 the Company introduced a third model in a new package, the "Micro", one-third the size of VI-200 converters. This model delivers 150 watts and is designed for telecommunications and distributed power systems.

     Configurable Products

     Utilizing its standard converters as core elements, the Company has developed several product families which provide complete power solutions configured to a customer's specific needs. These products exploit the benefits of the component-level approach to offer higher performance, higher power densities, lower costs, greater flexibility and faster delivery than traditional competitive offerings.

     Most EDP and industrial electronic products operate directly off of AC lines. "Off-line" power systems require "front end" circuitry to convert AC line voltage into DC voltage for the core converters. The Company's off-line AC-DC products incorporate a set of modular front end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional "box switchers"--high power, off-line bulk supplies in industry-standard packages. Voltage and power levels are either factory or field configurable.

     Many telecommunications, military and industrial electronic products are powered off of central DC sources (battery plants or generators). The Company's DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system, and a rugged, compact assembly for chassis-mounted, bulk power applications.

     Accessory Power System Components

     Accessory power system components, used with the Company's component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. In general, accessory products are used to condition the inputs and outputs of the Company's modular power components.

     VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1996 the Company introduced a new component-level AC front end, the VI-ARM (AC Rectifier Module). This front end product is packaged in the Company's new "Micro" package and includes a controller that tracks the AC line to ensure correct operation for domestic or international line voltages.

     Customer Specific Products

     Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution which could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resalers ("VARs"). The Company has also put in place a network of Vicor Integration Architects ("VIAs") (see "The Company," above in Item 1 - "Business"). VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to customers.

     Automated Manufacturing Line

     The Company entered into an agreement to fabricate and install automated manufacturing line equipment for use by a licensee of the Company (see "Next-Generation Automated Manufacturing Line" and "Licensing," below).

SALES AND MARKETING

     The Company sells its products through a network of 25 independent sales representative organizations in North America; internationally, 38 independent distributors are utilized. Sales activities are managed by a staff of Regional and Industry Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a sales office in Lombard, Illinois, and in its Technical Support Center subsidiaries in Taipei, Taiwan; Munich, Germany; Camberley Surrey, England; Milano, Italy; Paris, France; and Hong Kong.

     Export sales, as a percentage of total net revenues, were approximately 29%, 32%, and 31%, in 1996, 1995, and 1994, respectively. The decrease in export sales during 1996 is due to a decrease in revenue earned from the sale of automated manufacturing line equipment.

     Because of the technical nature of the Company's product lines, the Company relies on its staff of Customer Applications Engineers to support the Company's sales activities. Customer Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. In 1995 the Company significantly expanded its staff of Customer Applications Engineers by opening new Technical Support Centers in Italy, France, United Kingdom and Hong Kong, complementing existing Technical Support Centers in Germany and Taiwan. The Company generally warrants its standard products for a period of two years.

     The Company also sells directly to customers through Vicor Express, an in-house distribution group. Through space advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. In 1996, the Company, through Vicor B.V., expanded its Vicor Express operation to include locations in Germany and France.

CUSTOMERS AND APPLICATIONS

     The Company's customer base is comprised of large Original Equipment Manufacturers (OEMs) and smaller, lower volume users which are broadly distributed across several major market areas. Some examples of the diverse applications of the Company's products are:

        Telecommunications:                EDP:
           Central Office Systems            Workstations
           Fiber Optic Systems               Supercomputers
           Cellular Telecommunications       Fault Tolerant Computers
           Microwave Communications          Data Storage Systems
           Voice Processing Multiplexers     ATM Switches
           Paging Equipment                  Networking Equipment
           Broadcast Equipment               LAN/WAN Systems
                                             File Servers
                                             RAID Systems

        Measurement and Control:           Military:
           Process Control Equipment         Communications
           Medical Equipment                 Airborne Radar and Displays
           Seismic Equipment                 Aircraft/Weapons Test Equipment
           Test Equipment                    Ruggedized Computers
           Transportation Systems            Electro-Optical Systems
           Agricultural Equipment            IR Reconnaissance/Targeting Systems
           Marine Products

     For the years ended December 31, 1996, 1995 and 1994, no single customer accounted for more than 10% of net revenues.

BACKLOG

     As of December 31, 1996, the Company had a backlog of approximately $44 million. Backlog is comprised of orders for products which have a scheduled shipment date within the next twelve months. The Company maintains most standard converter products in inventory and manufactures other standard, modified standard and custom products pursuant to firm orders from customers. The Company believes that due to its increased production capacity and its ability to respond quickly to customers' requirements, a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

     As a basic element of its long term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunity. The Company invested approximately $14.3 million, $11.6 million, and $7.6 million, in research and development in 1996, 1995 and 1994, respectively. Investment in research and development represented 9.9%, 8.0%, and 6.6%, of net revenues in 1996, 1995 and 1994. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

     The Company's principal manufacturing processes are assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

     The Company continues to execute on its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. In accordance with this strategy, the Company purchased a building in December 1994, with approximately 136,000 square feet which was previously leased since 1992 (see Item 2 - Properties). The Company continues the process of installing its automated manufacturing lines in these premises (see "Next-Generation Automated Manufacturing Line," below).

     Components used in the Company's products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances in which single source items do exist, the Company maintains what it considers to be appropriate levels of inventories. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

     Compliance by the Company with applicable environmental laws has not had any material effect on the financial condition or operations of the Company.

NEXT-GENERATION AUTOMATED MANUFACTURING LINE

     In 1995, the Company announced that it had started prototype production on a new automated manufacturing line specifically designed to manufacture next-generation products. In the fourth quarter of 1996, the Company began introducing selected models of its next-generation product families. While management believes that the initiation of limited production on the new manufacturing line and the introduction of selected models of its next-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any products in the Company's next-generation product line are not expected to occur for several quarters.

     See also the discussion regarding the Company's arrangements with Japan Tobacco Inc. under the heading "Licensing," below.

COMPETITION

     Many power supply manufacturers target market segments similar to those of the Company. Representative examples are: Lambda Electronics, a subsidiary of Siebe, plc; Computer Products, Inc.; ASTEC America; Zytec Corporation; RO Associates; and Lucent Technologies. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

PATENTS

     The Company believes that its patents afford significant advantages by erecting fundamental and multilayered barriers to competitive encroachment upon key features and performance benefits of its principal product families. The Company's patents cover the fundamental conversion topologies used to achieve the performance attributes of its converter product lines; converter array architectures which are the basis of the products' "parallelability"; product packaging design; product construction; high frequency magnetic structures; and automated equipment and methods for circuit and product assembly. The Company believes in vigorously protecting its rights under its patents (see "Item 3 Legal Proceedings," below).

     The Company has been issued twenty-seven patents in the United States (which expire between 2001 and 2015), seven in Europe (which expire between 2002 and 2012), and eight in Japan (which expire between 2002 and 2013). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable. While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

LICENSING

     Licensing is one element of the Company's strategy of building market share and acceptance in worldwide markets. In addition to generating revenue for the Company, licensing affords a mechanism for development of markets which have significant barriers of entry. In granting licenses, the Company retains the right to manufacture and sell its products in all licensed geographic areas and fields of use. All licensing arrangements provide for a bi-lateral flow of certain technology improvements between the Company and its licensees. The term of each of these licenses expires upon the expiration of the last underlying patent (including patents that may be issued in the future). Licenses are granted and administered through the Company's wholly owned subsidiary, VLT Corporation, which owns the Company's patents.

     Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years. One licensee has recently emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. In connection with this licensee's plan of reorganization, the Company accepted an unsecured note for $2.2 million, payments on which are to begin in 1999. For the past two fiscal years, the Company derived no significant licensing revenues from this licensee. There can be no assurance that this licensee's obligations to the Company will be paid or whether the licensee will produce any significant royalty revenues for the Company. In addition, the Company is involved in litigation with another licensee relating to the Company's termination of the license arrangement for the licensee's failure to accurately report revenues and make royalty payments and certain other related matters. The licensee has contested the Company's termination of the license. Management does not believe that the ultimate outcome of this litigation will be materially adverse to the Company's financial condition or results of operations.

     On October 2, 1995 the Company announced that Japan Tobacco Inc. ("JT") had become a Vicor licensee in the Far East. As part of this transaction, JT established a new company called JT Electronics Corporation, which markets and sells standard and custom power conversion products incorporating the Company's proprietary technologies. JT also acquired essentially all of the power systems business of Integran Inc., which previously had been the Company's licensee in the region. Integran holds a minority interest in the new company. JT first entered the power electronics business in 1993 with the founding of JT Integran Inc., a joint venture chartered to manufacture the Company's licensed products in Japan. At that time, the Company sold an automated manufacturing line to JT Integran for production of the Company's current generation families of modular power conversion products. With the establishment of JT Electronics, JT has expanded its role from that of being a manufacturer of licensed products to that of being the principal seller, marketer and manufacturer of the Company's licensed products in Japan. JT Integran, which has been renamed JT PowerCraft Inc., is the manufacturing affiliate of JT Electronics and is wholly owned by JT. In a related transaction, the Company agreed to sell additional automation equipment and associated computer-integrated manufacturing systems and software to JT PowerCraft to enable it to manufacture the Company's next generation families of modular DC-DC converters. The Company does not anticipate that revenues which will be earned from the sale to exceed 10% of its total revenues in any given quarter or fiscal year. In 1996, 1995 and 1994, revenues earned from the sale of automated manufacturing line equipment did not exceed 10% of total revenues.

EMPLOYEES

     As of December 31, 1996, the Company employed 933 people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel.

     None of the Company's employees is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.


ITEM 2 - PROPERTIES

     The Company currently leases approximately 64,000 square feet of office and manufacturing space for its corporate headquarters and manufacturing operations at 23 Frontage Road, Andover, Massachusetts pursuant to a lease which expires in 1999.

     In 1994, the Company purchased a building of approximately 136,000 square feet, situated on approximately 16 acres of land, in an office/industrial park in Andover, Massachusetts.

     In 1994, the Company purchased a building of approximately 31,000 square feet, in Sunnyvale, California, which is occupied by its Westcor division.


ITEM 3 - LEGAL PROCEEDINGS

     On October 17, 1996, the Company filed a complaint in Munich District Court, Federal Republic of Germany, citing Nemic-Lambda of Japan and Lambda Electronics GmbH for infringement of Vicor's German "reset" patent. Vicor seeks injunctive relief and damages.

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company (see "Licensing," above).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ")
System and is traded in the over-the-counter market under the NASDAQ symbol
"VICR". The Class B Common Stock of the Company is not traded on any market and transfer is restricted by the Company's Restated Certificate of Incorporation.
The following table sets forth the quarterly high and low bid prices for the Common Stock as reported by NASDAQ for the periods indicated:

1995                                High             Low
----                                ------           ------

First Quarter                       18 1/8           12 1/4
Second Quarter                      22 1/2           16 7/8
Third Quarter                       25 1/2           20 7/8
Fourth Quarter                      24               17

1996
----

First Quarter                       20 1/2           12 1/2
Second Quarter                      23 1/4           14 1/2
Third Quarter                       25 1/2           18
Fourth Quarter                      24 3/4           16 1/2

     The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of February 28, 1997, there were approximately 647 holders of record of the Company's Common Stock and approximately 39 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.


DIVIDEND POLICY

     The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.


ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1996, 1995 and 1994 and with respect to the Company's balance sheets as of December 31, 1996 and 1995 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1993 and 1992 and with respect to the Company's balance sheets as of December 31, 1994, 1993 and 1992 are derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                           Year Ended December 31
                                                  ---------------------------------------------------------------------
                                                                    (in thousands except per share data)

Income Statement Data
---------------------
                                                    1996           1995           1994             1993           1992
                                                  --------       --------       --------         -------        -------

     Net revenues                                 $144,983       $144,022       $115,444         $84,034        $63,824
     Income from operations                         36,532         42,632         33,340          21,674         16,851
     Net income                                     25,639         29,498         22,135          15,131         11,970
     Net income per common share                       .60            .68            .52             .35            .27
     Weighted average shares                        42,743         43,211         42,890          43,096         43,676

                                                                               At December 31
                                                  ---------------------------------------------------------------------
                                                                               (in thousands)

Balance Sheet Data                                  1996           1995           1994            1993            1992
------------------                                --------       --------       --------        --------        -------

     Working capital                              $108,551       $ 95,900      $  65,015        $ 62,850        $58,734
     Total assets                                  186,443        166,997        126,492         114,813         97,033
     Total liabilities                              15,699         16,941         13,014          12,416          8,573
     Long-term debt                                      -              -              -             104            544
     Stockholders' equity                          170,744        150,056        113,478         102,397         88,460


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements of the Company contained elsewhere in this report.

                                                                           Year ended December 31
                                                                   -------------------------------------

                                                                     1996           1995            1994
                                                                   ------         ------          ------

     Net revenues                                                  100.0%         100.0%          100.0%
     Gross margin                                                   53.9%          52.7%           50.3%
     Selling, general and administrative expenses                   18.8%          15.0%           14.8%
     Research and development expenses                               9.9%           8.0%            6.6%
     Income before income taxes                                     27.9%          32.5%           30.9%

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     Net revenues for fiscal 1996 were $144,983,000, an increase of $961,000 (.7%) as compared to $144,022,000 for fiscal 1995. The growth in revenues resulted primarily from an increase in unit shipments of standard and custom products of $5,468,000, offset by a decrease in revenue recognized under the Company's long-term contract for the sale of automated manufacturing line equipment of $5,128,000.

     Gross margin increased $2,253,000 (3.0%) from $75,852,000 to $78,105,000, and increased as a percentage of net revenues to 53.9% from 52.7%. The primary components of the increase in gross margin were changes in the revenue mix.

     Selling, general, and administrative expenses were $27,232,000 for the year, an increase of $5,564,000 (25.7%) over fiscal 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 18.8% as compared to 15.0% in 1995. The principal components of the $5,564,000 increase were $1,645,000 (19.7%) of compensation expense due to growth in staffing levels of sales and administrative personnel, international office expenses of $954,000 (239.0%), VIA related expenses of $799,000 (88.1%) (see the discussion under Item 1 - "Business"), and legal expense of $517,000 (175.3%). The increase in international office expenses and VIA related expenses reflects a full year of expenses for the Company's international Technical Support Centers and in the VIAs that had been established in 1995.

     Research and development expenses increased $2,789,000 (24.1%) to $14,341,000, and increased as a percentage of net revenues to 9.9% from 8.0%. The principal components of the $2,789,000 increase were $1,560,000 (23.9%) of compensation expense due to growth in staffing levels of engineering personnel, an increase in project materials of $497,000 (24.4%) and an increase in VIA related research and development expenses of $262,000 (142.0%). The Company continued its development efforts on its next-generation products throughout 1996. See the discussion under "Liquidity and Capital Resources." The Company does not expect revenues or earnings from this new product family to be material over the next several quarters.

     Other income decreased $331,000 (7.9%) to $3,860,000. Other income was primarily comprised of interest income which was derived from cash and cash equivalents, as well as the notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. This decrease is primarily due to a reduction in interest income earned on lower average balances from an escrow account maintained in connection with the Company's long-term contract for the sale of automated manufacturing line equipment and from an overall decrease in market interest rates during the twelve months ended December 31, 1996, as compared with the same period a year ago.

     As a result of the foregoing, income before income taxes was $40,392,000, a decrease of $6,431,000 (13.7%) compared to 1995. As a percentage of net revenues, income before income taxes decreased from 32.5% in 1995 to 27.9% in 1996.

     The provision for income taxes totaled $14,753,000 in 1996 compared to $17,325,000 in 1995. The Company's overall tax rate was 36.5% and 37% for 1996 and 1995, respectively.

     Net income in 1996 decreased by $3,859,000 to $25,639,000. Earnings per share in 1996 were $.60 compared to $.68 in 1995, a decrease of $.08 (11.8%).

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     Net revenues for fiscal 1995 were $144,022,000, an increase of $28,578,000 (24.8%) as compared to $115,444,000 for fiscal 1994. The growth in revenues resulted primarily from an increase in unit shipments of standard products.

     Gross margin increased $17,733,000 (30.5%) to $75,852,000 from $58,119,000, and as a percentage of net revenues to 52.7% from 50.3%. The primary components of the increase in gross margin were changes in the revenue mix and efficiencies derived from higher volume of standard product sales. Gross margin was adversely affected in the third and fourth quarters as a result of a lower than average unit sales price for a high volume shipment to a single customer. Shipments to this customer, at this unit sales price, were completed at the end of 1995.

     Selling, general, and administrative expenses were $21,668,000 for the year, an increase of $4,537,000 (26.5%) over fiscal 1994. As a percentage of net revenues, selling, general and administrative expenses increased to 15.0% as compared to 14.8% in 1994. The principal components of the $4,537,000 increase were $1,989,000 (29.3%) of compensation expense due to growth in sales and administrative personnel, advertising expense of $966,000 (45.5%), VIA related expenses of $906,000 (100.0%) (see the discussion under Item 1 - "Business"), and sales commissions of $517,000 (15.4%). The increase in these categories reflects the Company's investments in newly established Technical Support Centers internationally and in the start-up of the VIA program domestically.

     Research and development expenses increased $3,904,000 (51.0%) to $11,552,000 and increased as a percentage of net revenues to 8.0% from 6.6%. The principal components of the $3,904,000 increase were $1,812,000 (32.4%) of compensation expense due to growth in staffing levels of engineering personnel, and an increase in project materials of $1,240,000 (132.4%). The Company continued its efforts on its next-generation products throughout 1995. See the discussion under "Liquidity and Capital Resources."

     Other income increased $1,829,000 (77.4%) to $4,191,000. Other income was primarily comprised of interest income which was derived from cash and cash equivalents, as well as the notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest and a slight increase in the yield rates earned on these balances.

     As a result of the foregoing, income before income taxes was $46,823,000, an increase of $11,121,000 (31.1%) compared to 1994. As a percentage of net revenues, income before income taxes increased to 32.5% in 1995 as compared with 30.9% in 1994.

     The provision for income taxes totaled $17,325,000 in 1995 compared to $13,567,000 in 1994. The Company's overall tax rate was 37% and 38% for 1995 and 1994, respectively.

     Net income in 1995 grew by $7,363,000 to $29,498,000. Earnings per share in 1995 were $.68 compared to $.52 in 1994, an increase of $.16 (30.8%). The increase in earnings per share is primarily due to the increase in net income in 1995. On July 28, 1995, the Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend, which was paid on September 18, 1995, to holders of record as of August 28, 1995. All per share information has been presented to reflect the stock-split.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $73,647,000 in cash and cash equivalents. Working capital increased $12,651,000 during the year ended December 31, 1996. This increase is due primarily to an increase in cash and cash equivalents of $8,403,000 and inventories of $4,444,000.

     Cash used in investing activities during fiscal 1996 was $16,361,000, an increase of $1,693,000 (11.5%) over fiscal 1995. This increase was primarily due to a net change in notes receivable of $2,768,000, offset by a decrease in capital expenditures for property and equipment of $1,298,000. Cash used in financing activities was $4,951,000 during the year compared to cash provided by financing activities of $6,976,000 in 1995, a net change of $11,927,000. This change is primarily attributed to an increase in the acquisition of treasury stock of $7,909,000, and a decrease in the net proceeds from issuance of Common Stock and the related income tax benefit derived from such issuance, of $4,122,000.

     In 1992, the Company entered into a series of transactions with an unrelated third party concerning an office/industrial park in Andover, Massachusetts. In these transactions, the Company leased a building of approximately 136,000 square feet through December 1994, which had been treated as a capital lease transaction. In December 1994, the Company purchased this building and 16 acres of land. After offsetting specified loans and other prepayments, this transaction resulted in a net cash outlay of approximately $329,000. In 1995, the Company received a payment of $1,473,000 on a mortgage note. The Company did not purchase certain other properties covered by the agreement, and retains 8% mortgage notes in the amount of $2,500,000.

     The Company plans to continue its investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery is a practice which the Company expects to follow over the next several years.

     In 1995, the Company announced that it had started prototype production on a new automated manufacturing line specifically designed to manufacture next-generation products. In the fourth quarter of 1996, the Company began introducing selected models of its next-generation product families. While management believes that the initiation of limited production on the new manufacturing line and the introduction of selected models of its next-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any products in the Company's next-generation product line are not expected to occur for several quarters.

     In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1996, the Company spent $13,007,000 in the repurchase of its Common Stock.

     The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 1996, the Company had approximately $1,000,000 of capital expenditure commitments.

     The Company does not consider the impact of inflation on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant to date.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Income For the Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows For the Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1996, 1995 and 1994

Notes to the Consolidated Financial Statements

SCHEDULE (Refer to Item 14)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
VICOR CORPORATION

     We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        Ernst & Young LLP

Boston, Massachusetts
January 31, 1997

                                VICOR CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                             December 31, 1996 and 1995

                                                                                  1996              1995
                                                                                --------          --------
                                                                            (in thousands, except share data)
                                                       ASSETS

Current assets:
     Cash and cash equivalents                                                  $ 73,647          $ 65,244
     Accounts receivable, less allowance of $879 in 1996 and
         $786 in 1995                                                             25,001            26,171
     Inventories                                                                  21,129            16,685
     Other current assets                                                          2,765             3,015
                                                                                --------          --------
         Total current assets                                                    122,542           111,115


Property, plant and equipment, net                                                57,613            51,516
Notes receivable                                                                   3,795             2,500
Other assets                                                                       2,493             1,866
                                                                                --------          --------
                                                                                $186,443          $166,997
                                                                                ========          ========





                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  5,558          $  7,647
     Accrued compensation and benefits                                             2,129             1,489
     Accrued expenses                                                              2,184             2,113
     Income taxes payable                                                          3,594             3,716
     Deferred revenue                                                                526               250
                                                                                --------          --------
         Total current liabilities                                                13,991            15,215


Deferred income taxes                                                              1,708             1,726
Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized; 360,001 issued and none outstanding in 1996 and 1995              -                 -
     Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 12,264,809 issued and outstanding
         (12,319,309 in 1995)                                                        123               123
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 33,134,135 shares issued and 29,876,741 outstanding
         (32,390,859 issued and 30,015,565 outstanding in 1995)                      331               324
     Additional paid-in capital                                                   85,842            77,793
     Retained earnings                                                           124,839            99,200
     Treasury stock at cost: 3,257,394 shares (2,375,294 shares in 1995)         (40,391)          (27,384)
                                                                                --------          --------
     Total stockholders' equity                                                  170,744           150,056
                                                                                --------          --------
                                                                                $186,443          $166,997
                                                                                ========          ========



                             See accompanying notes

                                VICOR CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                    Years ended December 31, 1996, 1995 and 1994




                                                             1996                1995                1994
                                                           --------            --------            --------
                                                               (in thousands, except per share amounts)


Net revenues                                               $144,983            $144,022            $115,444

Costs and expenses:
     Cost of revenue                                         66,878              68,170              57,325
     Selling, general and administrative                     27,232              21,668              17,131
     Research and development                                14,341              11,552               7,648
                                                           --------            --------            --------
                                                            108,451             101,390              82,104
                                                           --------            --------            --------

Income from operations                                       36,532              42,632              33,340

Other income                                                  3,860               4,191               2,362
                                                           --------            --------            --------

Income before income taxes                                   40,392              46,823              35,702

Provision for income taxes                                   14,753              17,325              13,567
                                                           --------            --------            --------

Net income                                                 $ 25,639            $ 29,498            $ 22,135
                                                           ========            ========            ========

Net income per common share                                $    .60            $    .68            $    .52
                                                           ========            ========            ========

Weighted average number of common shares and
     equivalents                                             42,743              43,211              42,890
                                                           ========            ========            ========







                             See accompanying notes

                                VICOR CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Years ended December 31, 1996, 1995 and 1994


                                                                       1996              1995              1994
                                                                     --------          --------          --------
                                                                                    (in thousands)

Operating activities:
     Net income                                                      $ 25,639          $ 29,498          $ 22,135

     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                             8,338             8,232             7,591
              (Gain) loss on disposal of equipment                          4               (20)              304
              Deferred compensation expense                                 -                 -                57
              Deferred income taxes                                       (28)            1,049              (843)
              Change in current assets and liabilities, net            (4,238)           (9,024)           (3,231)
                                                                     --------          --------          --------

                  Net cash provided by operating activities            29,715            29,735            26,013

Investing activities:
     Additions to property and equipment                              (14,295)          (15,593)          (15,457)
     Proceeds from sale of equipment                                       16                33                91
     Increase in other assets                                            (787)             (581)             (555)
     Proceeds from maturity of short-term investments                       -                 -             8,988
     Decrease (increase) in notes receivable                           (1,295)            1,473              (328)
                                                                     --------          --------          --------
                  Net cash used in investing activities               (16,361)          (14,668)           (7,261)

Financing activities:
     Tax benefit relating to stock option plans                         2,844             3,516             1,515
     Proceeds from issuance of Common Stock                             5,212             8,662             2,973
     Decrease in deferred building acquisition                              -                 -              (259)
     Payments on long-term debt                                             -              (104)             (440)
     Acquisitions of treasury stock                                   (13,007)           (5,098)          (15,599)
                                                                     --------          --------          --------
                  Net cash provided by (used in)
                      financing activities                             (4,951)            6,976           (11,810)
                                                                     --------          --------          --------

Net increase in cash and cash equivalents                               8,403            22,043             6,942

Cash and cash equivalents at beginning of year                         65,244            43,201            36,259
                                                                     --------          --------          --------
Cash and cash equivalents at end of year                             $ 73,647          $ 65,244          $ 43,201
                                                                     ========          ========          ========





                           Continued on following page

                                VICOR CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    Years ended December 31, 1996, 1995 and 1994





                                                              1996                1995                1994
                                                            -------             -------             -------
                                                                            (in thousands)

Change in current assets and liabilities:

     Accounts receivable                                    $ 1,170             $(8,877)            $(5,912)
     Inventories                                             (4,444)             (3,007)                771
     Other current assets                                       260                (482)                109
     Accounts payable and other accrued items                (1,378)              3,805                 188
     Income taxes payable                                      (122)               (463)              1,613
     Deferred revenue                                           276                --                  --
                                                            -------             -------             -------
                                                            $(4,238)            $(9,024)            $(3,231)
                                                            =======             =======             =======

Supplemental disclosures
     Cash paid during the year for income taxes             $10,911             $12,794             $11,019






                             See accompanying notes

                                VICOR CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 Years ended December 31, 1996, 1995 and 1994

                                        (in thousands, except share amounts)

                                              CLASS B
                                           COMMON STOCK        COMMON STOCK    ADDITIONAL                                  TOTAL
                                           ------------        ------------      PAID-IN      RETAINED       TREASURY  STOCKHOLDERS'
                                         SHARES    AMOUNT     SHARES   AMOUNT    CAPITAL      EARNINGS         STOCK      EQUITY
                                       ----------  ------   ---------- ------  ----------     --------       --------- -------------

Balance at December 31, 1993            6,204,285   $ 62    15,321,032  $153    $61,302       $ 47,567       $ (6,687)   $102,397

Sales of Common Stock, net of
  issuance costs of $4                                         291,308     3      2,970                                     2,973
Conversion of Class B Common
  Stock to Common Stock                    (4,574)               4,574                                                          -
Income tax benefit from
  transactions involving stock options                                            1,515                                     1,515
Amortization of deferred
  compensation                                                                       57                                        57
Purchase of treasury stock                                                                                    (15,599)    (15,599)
Net income                                                                                      22,135                     22,135
                                       ----------   ----    ----------  ----    -------       --------       --------    --------
Balance at December 31, 1994            6,199,711     62    15,616,914   156     65,844         69,702        (22,286)    113,478

Sales of Common Stock                                          548,770     6      8,656                                     8,662
Conversion of Class B Common
  Stock to Common Stock                   (77,500)    (1)       77,500     1                                                    -
Income tax benefit from
  transactions involving stock options                                            3,516                                     3,516
Two-for-one stock split, effected in
  the form of a dividend, at par value  6,197,098     62    16,147,675   161       (223)                                        -
Purchase of treasury stock                                                                                     (5,098)     (5,098)
Net income                                                                                      29,498                     29,498
                                       ----------   ----    ----------  ----    -------       --------       --------    --------
Balance at December 31, 1995           12,319,309    123    32,390,859   324     77,793         99,200        (27,384)    150,056

Sales of Common Stock                                          688,776     7      5,205                                     5,212
Conversion of Class B Common
  Stock to Common Stock                   (54,500)              54,500                                                          -
Income tax benefit from
  transactions involving stock options                                            2,844                                     2,844
Purchase of treasury stock                                                                                    (13,007)    (13,007)
Net income                                                                                      25,639                     25,639
                                       ----------   ----    ----------  ----    -------       --------       --------    --------
Balance at December 31, 1996           12,264,809   $123    33,134,135  $331    $85,842       $124,839       $(40,391)   $170,744
                                       ==========   ====    ==========  ====    =======       ========       ========    ========







                             See accompanying notes

                                VICOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS
     Vicor Corporation (the "Company") designs, develops, manufactures and markets modular power converters, power system components, and power systems using a patented, high frequency power conversion technology designated "zero current switching." The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the power converters and systems are large Original Equipment Manufacturers and smaller, lower volume users which are broadly distributed across several major market areas.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

     REVENUE RECOGNITION
     Revenue is recognized generally when a product is shipped. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater. Revenue from the long-term contract entered into in 1993 for the sale of automated manufacturing line equipment is being recognized under the percentage of completion accounting method until the fabrication, qualification and production support processes are completed, which will continue over a period of time determined by the amount of support activity requested. Revenues recognized from this contract were less than 10% of net revenues in 1996, 1995 and 1994.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents includes funds held in checking and money market accounts with banks and certificates of deposit with maturities of less than three months when purchased. Cash and cash equivalents are valued at cost which approximates market value.

     SHORT-TERM INVESTMENTS
     The Company's short-term investments consist principally of money market securities which are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 1996, the Company has approximately $71 million of available-for-sale securities ($62 million as of December 31, 1995) which are classified as cash equivalents on the balance sheet. The Company has no trading securities or held-to-maturity securities.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Credit losses have consistently been within management's expectations and have not been material.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of values assigned to patents and are amortized using the straight-line method over a period of five to fifteen years.

     WARRANTY COSTS
     Costs related to product warranty are expensed as incurred.

     NET INCOME PER COMMON SHARE
     Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

                               . VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption of this statement did not have a material effect on the Company's financial statements.

2.   INVENTORIES

     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract.
Inventories were as follows (in thousands):
                                                              December 31
                                                         1996              1995
                                                       -------           -------

     Raw materials                                     $12,627           $10,396
     Work-in-process                                     2,290             2,754
     Finished goods                                      6,212             3,421
     Unbilled costs                                          -               114
                                                       -------           -------
                                                       $21,129           $16,685
                                                       =======           =======

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment was as follows (in thousands):

                                                              December 31
                                                         1996              1995
                                                       -------           -------

     Land                                              $ 2,076           $ 2,002
     Buildings and improvements                         11,644            11,641
     Machinery and equipment                            52,625            44,883
     Furniture and fixtures                              3,505             3,236
     Leasehold improvements                              2,240             2,032
     Construction-in-progress                           27,327            21,527
                                                       -------           -------
                                                        99,417            85,321
     Less accumulated depreciation and amortization     41,804            33,805
                                                       -------           -------
                                                       $57,613           $51,516
                                                       =======           =======

     At December 31, 1996, the Company had approximately $1,000,000 of capital expenditure commitments.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   NOTES RECEIVABLE FROM OFFICERS

     The Company's President has borrowed a total of $1,178,882 from the Company pursuant to a series of unsecured term notes. The notes have terms of five years and are due at various dates through November 2001. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 1996, the notes and interest receivable balance was approximately $1,245,000 ($100,250 as of December 31, 1995) and the applicable interest rate at December 31, 1996 was 7.25%.

     In November 1995, a Vice-President of the Company borrowed $66,000 from the Company pursuant to an unsecured term note. The note bears interest at the Company's prime borrowing rate less 1%. As of December 31, 1996, the note and interest receivable balance was approximately $54,000 ($65,500 as of December 31, 1995). The applicable interest rate at December 31, 1996 was 7.25%.

5.   FINANCING ARRANGEMENTS

     The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. Borrowings under this line would bear interest at the Company's option of an interest rate equal to the Lender's base rate, 30 day LIBOR + 1.75% or the 30 day Banker's Acceptance (BA) rate + 2.25%.

6.   STOCKHOLDERS' EQUITY

     In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1996, the Company spent $13,007,000 in the repurchase of its Common Stock.

     Common Stock

     Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.

     Shares of Class B Common Stock are not transferable by stockholders except to or among such stockholder's spouse, certain of such stockholder's relatives, and certain other defined transferees. Class B Common Stock is not listed or traded on any exchange or in any market. Class B Common Stock is convertible at all times and without cost to the shareholder into shares of Common Stock on a share-for-share basis.

7.   EMPLOYEE BENEFIT PLANS

     Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   EMPLOYEE BENEFIT PLANS (CONTINUED)

         In June 1993, the 1993 Stock Option Plan (the "1993 Plan") was approved by the stockholders. Under the 1993 Plan, the Board of Directors or the Compensation Committee may grant stock options to employees and non-employee directors to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option is granted. Both incentive stock options intended to qualify under
Section 422 of the Internal Revenue Code and non-qualified stock options have been authorized to be granted. Incentive stock options may be granted to employees, including employees who are directors of the Company, and non-qualified options may be granted to non-employee directors. Both employee directors and non-employee directors automatically receive stock options upon election or re-election as a director. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 1993 Plan. Stock options are typically granted with vesting periods and become exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to ten years from the date of grant.

     Under the Company's 1984 Stock Option Plan, as amended (the "1984 Plan"), the Board of Directors or the Compensation Committee granted stock options to employees to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option was granted. Stock options under the 1984 Plan were typically granted with vesting periods and became exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to thirteen years from the date of grant. In connection with the adoption of the 1993 Plan, the Board of Directors terminated the granting of options under the 1984 Plan upon approval of the 1993 Plan, discussed above.

Activity as to stock options is as follows:

                                                              1996               1995                1994
                                                          ------------       ------------        ------------

     Outstanding at beginning of year                        2,354,480          2,949,108           2,851,290
         Granted                                               943,426            709,977             775,380
         Cancelled                                            (587,125)          (227,688)            (94,946)
         Exercised                                            (688,776)        (1,076,917)           (582,616)
                                                          ------------       ------------        ------------

     Outstanding at end of year                              2,022,005          2,354,480           2,949,108
                                                          ============       ============        ============


     Exercisable at end of year                              1,552,672          1,886,035           2,220,220
                                                          ============       ============        ============

     Weighted - average exercise price:
         Outstanding at beginning of year                        $8.01              $5.87                  --
         Granted                                                $14.97             $17.41                  --
         Cancelled                                              $16.73              $9.25                  --
         Exercised                                               $7.56              $8.04                  --
         Outstanding at end of year                              $8.97              $8.01                  --
         Exercisable at end of year                              $7.24              $6.78                  --

     Weighted - average fair value of
         options granted during the year                  $       4.38       $       5.21                  --
     Price range per share of outstanding options         $  .84-24.50       $  .15-23.88        $  .15-21.38
                                                          ============       ============        ============
     Price range per share of options granted             $14.38-24.50       $12.50-23.75        $10.75-14.44
                                                          ============       ============        ============
     Price range per share of options exercised           $  .15-19.56       $  .15-19.19        $  .15-12.75
                                                          ============       ============        ============
     Available for grant at end of year                      2,002,247          2,375,510           2,995,782
                                                          ============       ============        ============

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

Exercise prices for options outstanding as of December 31, 1996 ranged from $.84 to $24.50. The weighted - average contractual life of those options is 4.88 years.

The following table summarizes information about stock options outstanding as of December 31, 1996:

                                                                Range of Exercise Prices
                                         --------------------------------------------------------------------------

                                         $.84-$1.83         $2.94-$11.13         $11.25-$14.50        $14.88-$24.50
                                         ----------         ------------         -------------        -------------
Options Outstanding:
--------------------
Number Outstanding                          606,182              556,131               570,128              289,564

Weighted-Average Remaining
     Contractual Life                          4.53                 6.40                  1.89                 8.55
Weighted-Average
     Exercise Price                           $1.41                $6.96                $14.23               $18.27

Options Exercisable:
--------------------
Number Exercisable                          606,182              415,272               489,124               42,174
Weighted-Average
     Exercise Price                           $1.41                $6.19                $14.34               $18.97

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.4% and 6.3%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .54 in both years; and a weighted-average expected life of the option of 1.7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                       1996              1995
                                                     -------           -------

Pro forma net income                                 $23,658           $27,932

Pro forma net income per share                       $   .55           $   .65

     The effects on 1996 and 1995 pro forma net income and net income per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only two and one years, respectively, of option grants under the Company's plans.

     401(k) Plan

     The Company sponsors a savings plan available to all domestic employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company does not make contributions to this plan.

     Stock Bonus Plan

     Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 1996, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested in full, and all deferred compensation related to such grants was fully amortized as of December 31, 1994. No further awards are contemplated under this plan at present.

8.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                       December 31
                                                                1996                  1995
                                                              -------               -------
     Deferred tax assets:
         Inventory reserves                                   $   883               $ 1,036
         Vacation                                                 379                   295
         Bad debt                                                 357                   324
         Other                                                    375                   329
                                                              -------               -------
              Total deferred tax assets (current)               1,994                 1,984
     Deferred tax liabilities:
         Depreciation                                            (804)               (1,125)
         Patent amortization                                     (904)                 (601)
                                                              -------               -------
              Total deferred tax liabilities (noncurrent)      (1,708)               (1,726)
                                                              -------               -------
              Net deferred tax assets                         $   286               $   258
                                                              =======               =======

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   INCOME TAXES (CONTINUED)

     Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                                                1996             1995              1994
                                                              -------          -------           -------
     Federal:
         Current                                              $12,662          $13,463           $11,957
         Deferred (prepaid)                                       (28)           1,049              (843)
                                                              -------          -------           -------
                                                               12,634           14,512            11,114
     State:
         Current                                                2,119            2,813             2,453
                                                              -------          -------           -------
                                                              $14,753          $17,325           $13,567
                                                              =======          =======           =======

     The reconciliation of income tax attributable to continuing operations computed at the federal statutory rate to income tax expense is:

                                                               1996             1995              1994
                                                               ----             ----              ----
     Statutory federal tax rate                                35.0%            35.0%             35.0%
     State income taxes, net of federal income tax benefit      3.5              4.0               4.9
     Foreign Sales Corporation benefit                         (1.4)            (1.5)             (1.3)
     Tax credits                                               (0.6)            (0.5)             (0.6)
                                                               ----             ----              ----
                                                               36.5%            37.0%             38.0%
                                                               ====             ====              ====

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

     Year
     ----
     1997                                    $1,383
     1998                                     1,280
     1999                                     1,009
     2000                                       306
     2001                                       123


     Rent expense was approximately $1,329,000, $1,016,000, and $1,209,000 in 1996, 1995 and 1994, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

     In 1992, the Company entered into a series of transactions with an unrelated third party concerning an office/industrial park in Andover, Massachusetts. In these transactions, the Company leased a building of approximately 136,000 square feet through December 1994, which had been treated as a capital lease transaction. In December 1994, the Company purchased this building and 16 acres of land. After offsetting specified loans and other prepayments, this transaction resulted in a net cash outlay of approximately $329,000. The Company did not purchase certain other properties covered by the agreement, and retains 8% mortgage notes in the amount of $2,500,000.

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10.  SEGMENT INFORMATION

     The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 1996, 1995 and 1994, no customer constituted more than 10% of net revenues. Export sales, as a percentage of total sales, were approximately 29%, 32%, and 31% in 1996, 1995 and 1994, respectively. Sales and receipts are recorded and received in U.S. dollars. Foreign exchange variations have little or no effect on the Company at this time.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                        First         Second          Third          Fourth          Total
                                      -------        -------        -------         -------       --------

     1996: Net revenues               $35,806        $36,702        $35,673         $36,802       $144,983
           Gross profit                19,259         19,847         19,320          19,679        $78,105
           Net income                   6,660          6,718          6,235           6,026         25,639
           Net income per share           .16            .16            .15             .14            .60

     1995: Net revenues               $33,786        $35,125        $37,307         $37,804       $144,022
           Gross profit                17,974         19,022         19,656          19,200         75,852
           Net income                   7,036          7,383          7,634           7,445         29,498
           Net income per share           .16            .17            .18             .17            .68



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     See index in Item 8

(a)(2) SCHEDULES

     Schedule II   Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

     Exhibits     Description of Document

         3.1    - Restated Certificate of Incorporation*
         3.2    - Bylaws, as amended*
         4.1    - Specimen Common Stock Certificate*
         10.1   - 1984 Stock Option Plan of the Company, as amended*
         10.2 - Lease dated December 30, 1989, by and between the Company and David J. Carlberg and Paul Bruk, Jr., as Trustees of Frontage Road Realty Trust, relating to the corporate offices and manufacturing facilities at 23 Frontage Road, as amended*
         10.3 - Military/Aerospace License Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation*
         10.4 - Western Europe License Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation*
         10.5 - Switching Power Supply Patents and Know-How Agreement dated as of December 2, 1986, by and between the Company and Reliance Electric Company*
         10.6 - Switching Power Supply Patent and Information Agreement dated as of June 29, 1988, by and between VLT Corporation and Integran, Inc.*
         10.7   - Vicor Corporation Employee Stock Bonus Plan*
         10.8   - Vicor Corporation 401(k) Plan*
         10.9 - Amendment to Switching Power Supply Patents and Know-How Agreement dated as of May 17, 1990, by and among the Company,
                  VLT Corporation and Reliance Comm/Tec Corporation**
         10.10  - $1,500,000 Promissory Note (Lot 3) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.11  - $1,500,000 Promissory Note (Lot 2) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.12  - $1,000,000 Promissory Note (Lot 6A) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.13  - Mortgage and Security Agreement (Lot 6A) to Vicor Corporation
                  from Andover Park Realty Trust dated September 14, 1992***
         10.14  - 1993 Stock Option Plan****
         21.1   - Subsidiaries of the Company (1)
         23.1   - Consent of Independent Auditors (1)

                * Filed as an exhibit to the Company's Registration Statement on
                  Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
               ** Filed as an exhibit to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.
              *** Filed as an exhibit to the Company's Current Report on Form
                  8-K dated September 14, 1992 and incorporated herein by reference.
             **** Filed as an exhibit to the Company's Registration Statement on
                  Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
              (1) Filed herewith



ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

(b) REPORTS ON FORM 8-K
    None.

                                VICOR CORPORATION

                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                    Years ended December 31, 1996, 1995 and 1994



                                                           (Credit)
                                    Balance at             Charge to                Other               Balance at
                                     Beginning             Costs and               Changes                  End
                                     Of Period             Expenses             Deductions (1)           Of Period
                                    ----------             ---------            --------------          -----------

1996

ALLOWANCE FOR DOUBTFUL
     ACCOUNTS                       $  786,000             $  10,000              $ 83,000              $  879,000

1995

Allowance for doubtful
     accounts                       $1,172,000             $(650,000)             $264,000              $  786,000

1994

Allowance for doubtful
     accounts                         $873,000             $ 100,000              $199,000              $1,172,000







(1)  Reflects amounts for recoveries of uncollectible accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: March 24, 1997                    Vicor Corporation

                                     By: /s/Mark A. Glazer
                                         ---------------------------------------
                                         Mark A. Glazer
                                         Vice President, Finance and
                                         Administration, Treasurer and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                                 Title                              Date



/s/Patrizio Vinciarelli                   President and Chairman                 March 24, 1997
----------------------------------        of the Board (Principal
Patrizio Vinciarelli                      Executive Officer)


/s/Mark A. Glazer                         Vice President, Finance and            March 24, 1997
----------------------------------        Administration, Treasurer and
Mark A. Glazer                            Secretary (Principal Financial
                                          and Accounting Officer)


/s/Estia J. Eichten                       Director                               March 24, 1997
----------------------------------
Estia J. Eichten


/s/David T. Riddiford                     Director                               March 24, 1997
----------------------------------
David T. Riddiford


/s/Richard E. Beede                       Director                               March 24, 1997
----------------------------------
Richard E. Beede


/s/Jay M. Prager                          Director                               March 24, 1997
----------------------------------
Jay M. Prager


/s/M. Michael Ansour                      Director                               March 24, 1997
----------------------------------
M. Michael Ansour

EXHIBIT INDEX

                                                                                    Sequentially
     Exhibits     Description of Document                                           Numbered Page
     --------     -----------------------                                           -------------

         3.1    - Restated Certificate of Incorporation*
         3.2    - Bylaws, as amended*
         4.1    - Specimen Common Stock Certificate*
         10.1   - 1984 Stock Option Plan of the Company, as amended*
         10.2 - Lease dated December 30, 1989, by and between the Company and David J. Carlberg and Paul Bruk, Jr., as Trustees of
                  Frontage Road Realty Trust, relating to the corporate offices and manufacturing facilities at 23 Frontage Road, as amended*
         10.3   - Military/Aerospace License Agreement dated as of March 1,
                  1985, by and between the Company and Kollmorgen Corporation*
         10.4 - Western Europe License Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation*
         10.5 - Switching Power Supply Patents and Know-How Agreement dated as of December 2, 1986, by and between the Company and Reliance Electric Company*
         10.6 - Switching Power Supply Patent and Information Agreement dated as of June 29, 1988, by and between VLT Corporation and Integran, Inc.*
         10.7   - Vicor Corporation Employee Stock Bonus Plan*
         10.8   - Vicor Corporation 401(k) Plan*
         10.9   - Amendment to Switching Power Supply Patents and Know-How
                  Agreement dated as of May 17, 1990, by and among the Company,
                  VLT Corporation and Reliance Comm/Tec Corporation**
         10.10  - $1,500,000 Promissory Note (Lot 3) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.11  - $1,500,000 Promissory Note (Lot 2) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.12  - $1,000,000 Promissory Note (Lot 6A) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
         10.13  - Mortgage and Security Agreement (Lot 6A) to Vicor Corporation
                  from Andover Park Realty Trust dated September 14, 1992***
         10.14  - 1993 Stock Option Plan****
         21.1   - Subsidiaries of the Company (1)
         23.1   - Consent of Independent Auditors (1)

                * Filed as an exhibit to the Company's Registration Statement on
                  Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
               ** Filed as an exhibit to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.
              *** Filed as an exhibit to the Company's Current Report on Form
                  8-K dated September 14, 1992 and incorporated herein by reference.
             **** Filed as an exhibit to the Company's Registration Statement on
                  Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
              (1) Filed herewith