Form 10-Q
period 1997-03-31
VICOR CORP
filed 1997-05-09
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-Q

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934


    For the quarterly period ended     March 31, 1997
                                  ------------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          For the transition period from
                                        --------------------------

               Commission File Number      0-18277
                                     -----------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                   04-2742817
      (State of Incorporation)              (IRS Employer Identification Number)

                 23 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (508) 470-2900
                         (Registrant's telephone number)

                       ----------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.

             Common Stock, $.01 par value ----------------30,296,240
             Class B Common Stock, $.01 par value --------12,247,309

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page
                                                                        ----


Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                        1
           March 31, 1997 and December 31, 1996

           Condensed Consolidated Statement of Income                     2
           for the three months ended March 31, 1997 and 1996

           Condensed Consolidated Statement of Cash Flows                 3
           for the three months ended March 31, 1997 and 1996

           Notes to Condensed Consolidated Financial                      4
           Statements


    Item 2 - Management's Discussion and Analysis of                    5-6
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                            7

    Item 2 - Changes in Securities                                        7

    Item 3 - Defaults Upon Senior Securities                              7

    Item 4 - Submission of Matters to a Vote of                           7
             Security Holders

    Item 5 - Other Information                                            7

    Item 6 - Exhibits and Reports on Form 8-K                             7

    Signature(s)                                                          8

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                   Assets                                March 31, 1997             December 31, 1996
--------------------------------------------            ----------------           ------------------

Current assets:

    Cash and cash equivalents                                $ 82,097                   $ 73,647
    Accounts receivable, net                                   28,125                     25,001
    Inventories                                                19,869                     21,129
    Other current assets                                        2,829                      2,765
                                                             --------                   --------
         Total current assets                                 132,920                    122,542

Property, plant and equipment, net                             59,509                     57,613
Notes receivable                                                3,939                      3,795
Other assets                                                    2,516                      2,493
                                                             --------                   --------
                                                             $198,884                   $186,443
                                                             ========                   ========


  Liabilities and Stockholders' Equity
--------------------------------------------

Current liabilities:

    Accounts payable                                         $  5,244                   $  5,558
    Accrued liabilities                                         9,374                      8,433
                                                             --------                   --------
         Total current liabilities                             14,618                     13,991

Deferred income taxes                                           1,708                      1,708

Stockholders' equity:

    Preferred Stock                                                 -                          -
    Class B Common Stock                                          122                        123
    Common Stock                                                  336                        331
    Additional paid-in capital                                 91,676                     85,842
    Retained earnings                                         130,815                    124,839
    Treasury stock, at cost                                   (40,391)                   (40,391)
                                                             --------                   --------
         Total stockholders' equity                           182,558                    170,744
                                                             --------                   --------
                                                             $198,884                   $186,443
                                                             ========                   ========



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION


                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)



                                                      Three Months Ended
                                               -------------------------------
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------

Net revenues                                       $37,939          $35,806

Costs and expenses:

      Cost of revenue                               17,877           16,547
      Selling, general and administrative            7,447            6,235
      Research and development                       4,379            3,442
                                                   -------          -------
                                                    29,703           26,224
                                                   -------          -------

Income from operations                               8,236            9,582

Other income                                         1,102              990
                                                   -------          -------

Income before income taxes                           9,338           10,572

Provision for income taxes                           3,362            3,912
                                                   -------          -------

Net income                                         $ 5,976          $ 6,660
                                                   =======          =======


Net income per common share                        $   .14          $   .16
                                                   =======          =======

Weighted average number of common
  shares and equivalents                            42,987           42,781
                                                   =======          =======




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                           --------------------------------
                                                           March 31, 1997    March 31, 1996
                                                           --------------    --------------

Operating activities:
    Net income                                                 $ 5,976           $ 6,660
    Adjustments to reconcile net income to net
    cash provided by operating activities:

        Depreciation and amortization                            2,170             2,024
        Gain on disposal of equipment                               (1)                -
        Change in current assets and
              liabilities, net                                  (1,301)           (2,272)
                                                               -------           -------

           Net cash provided by operating activities             6,844             6,412

Investing activities:
    Additions to property, plant and equipment                  (4,000)           (3,196)
    Increase in notes receivable                                  (144)                -
    Increase in other assets                                       (88)           (1,070)
                                                               -------           -------

           Net cash used in investing activities                (4,232)           (4,266)

Financing activities:
    Tax benefit relating to stock option plans                     269               100
    Proceeds from issuance of Common Stock                       5,569               251
    Acquisitions of treasury stock                                   -            (8,812)
                                                               -------           -------

           Net cash provided by (used in) financing
            activities                                           5,838            (8,461)
                                                               -------           -------

Net increase (decrease) in cash and cash equivalents             8,450            (6,315)

Cash and cash equivalents at beginning of period                73,647            65,244
                                                               -------           -------
Cash and cash equivalents at end of period                    $ 82,097          $ 58,929
                                                               =======           =======


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


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

          In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's annual report filed on Form 10-K (File #0-18277) with the Securities and Exchange Commission.

2.   Net Income per Share
     --------------------

          Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is not expected to be any change to either primary or fully diluted net income per share for the quarters ended March 31, 1997 and 1996 as a result of the new method.

3.   Inventories
     -----------

          Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract. Inventories were as follows as of March 31, 1997 and December 31, 1996 (in thousands):



                                             March 31, 1997     December 31, 1996
                                             --------------     -----------------

          Raw materials ................       $11,408              $12,627
          Work-in-process ..............         3,388                2,290
          Finished goods ...............         5,073                6,212
          Unbilled costs ...............             -                    -
                                               -------              -------
                                               $19,869              $21,129
                                               =======              =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1997

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Next-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations
---------------------

Three months ended March 31, 1997, compared to three months ended March 31, 1996
--------------------------------------------------------------------------------

Net revenues for the first quarter of 1997 were $37,939,000, an increase of $2,133,000 (6.0%) as compared to $35,806,000 for the same period a year ago. Approximately $1,165,000 (54.6%) of this increase in net revenues was due to an increase in unit shipments of custom products. The balance of the increase was primarily due to an increase in revenue recognized under the Company's long-term contract for the sale of automated manufacturing line equipment.

Gross margin increased $803,000 (4.2%) from $19,259,000 to $20,062,000, but decreased as a percentage of net revenues from 53.8% to 52.9%. The primary components of the increase in gross margin were changes in the revenue mix.

Selling, general and administrative expenses were $7,447,000 for the period, an increase of $1,212,000 (19.4%) over the same period in 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 19.6% compared to 17.4% in 1996. The principal components of the $1,212,000 increase were $468,000 (19.9%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $334,000 (52.2%) of advertising expenses; $117,000 (61.7%) of legal expenses and $100,000 (26.7%) of increased Vicor Integration Architects ("VIAs") related expense.

Research and development expenses increased $937,000 (27.2%) to $4,379,000 and increased as a percentage of net revenues to 11.5% from 9.6%. The principal components of the $937,000 increase were $566,000 (30.5%) of increased compensation expense due to growth in staffing levels of engineering personnel; $118,000 (148.4%) of VIA related expense, and increased project materials costs of $115,000 (17.0%). The Company continues work on its next-generation products. The Company does not expect revenues or earnings from this new product family to be material over the next several quarters. See also the discussion under "Liquidity and Capital Resources."

Other income increased $112,000 (11.3%) from the same period a year ago, to $1,102,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest.

Income before income taxes was $9,338,000, a decrease of $1,234,000 (11.7%) compared to the same period in 1996. As a percentage of net revenues, income before income taxes decreased from 29.5% to 24.6% primarily due to the increase in operating expenses related to the Company's continued investments in research and development, and in certain selling, general and administrative expenses as discussed above.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1997
                                   (continued)

Net income per share for the first quarter of 1997 was $.14, compared to $.16 for the first quarter of 1996, a decrease of $.02 (12.5%).

Liquidity and Capital Resources
-------------------------------
At March 31, 1997 the Company had $82,097,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.1:1 compared to 8.8:1 at December 31, 1996. Working capital increased $9,751,000, from $108,551,000 at December 31, 1996 to $118,302,000 at March 31, 1997. The primary factor affecting the working capital increase was an increase in cash of $8,450,000 during the first three months of 1997. The increase in cash was primarily attributable to cash derived from operating activities of $6,844,000; the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $5,838,000. The primary use of cash for the first three months of 1997 was for additions to property and equipment of $4,000,000.

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

In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases in the quarter ended March 31, 1997.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 1997, the Company had approximately $700,000 of capital expenditure commitments.

The Company does not consider the impact of inflation on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 7

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 1997


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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    a.   Reports on Form 8-K - none.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 8


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     VICOR CORPORATION



           Date:  May 9,1997                       By: /s/ Patrizio Vinciarelli
                                                      -------------------------
                                                      Patrizio Vinciarelli
                                                      President and Chairman
                                                      of the Board


           Date:  May 9,1997                       By: /s/ Mark A. Glazer
                                                      -------------------
                                                      Mark A. Glazer
                                                      Vice President of Finance
                                                      and Administration