Form 10-Q
period 1997-06-30
VICOR CORP
filed 1997-08-08
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                        --------------------------------

                                    FORM 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1997
                                        ----------------------------------------

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the transition period from
                                        ----------------------------------------

                    Commission File Number        0-18277
                                           -------------------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                04-2742817
     (State of Incorporation)           (IRS Employer Identification Number)

                 23 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (508) 470-2900
                         (Registrant's telephone number)


                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997.

          Common Stock, $.01 par value ...................  30,357,905
          Class B Common Stock, $.01 par value ...........  12,235,261

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                           Page
                                                                           ----



Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                           1
           June 30, 1997 and December 31, 1996

           Condensed Consolidated Statement of Income                        2
           for the quarters ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996

           Condensed Consolidated Statement of Cash Flows                    3
           for the six months ended June 30, 1997 and 1996

           Notes to Condensed Consolidated Financial                       4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                       6-8
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                               9

    Item 2 - Changes in Securities                                           9

    Item 3 - Defaults Upon Senior Securities                                 9

    Item 4 - Submission of Matters to a Vote of                              9
              Security Holders

    Item 5 - Other Information                                               9

    Item 6 - Exhibits and Reports on Form 8-K                                9

    Signature(s)                                                            10

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1
                                VICOR CORPORATION

                                        Condensed Consolidated Balance Sheet
                                                   (In thousands)
                                                    (Unaudited)


                   Assets                           June 30, 1997                   December 31, 1996
                   ------                           -------------                   -----------------

Current assets:

    Cash and cash equivalents                         $  80,843                          $  73,647
    Accounts receivable, net                             30,142                             25,001
    Inventories                                          19,777                             21,129
    Other current assets                                  2,890                              2,765
                                                       --------                           --------
         Total current assets                           133,652                            122,542

Property, plant and equipment, net                       61,902                             57,613
Notes receivable                                          9,010                              3,795
Other assets                                              2,738                              2,493
                                                       --------                           --------
                                                       $207,302                           $186,443
                                                       ========                           ========


  Liabilities and Stockholders' Equity
  ------------------------------------

Current liabilities:

    Accounts payable                                   $  6,782                           $  5,558
    Accrued liabilities                                   9,421                              8,433
                                                       --------                           --------
         Total current liabilities                       16,203                             13,991

Deferred income taxes                                     1,708                              1,708

Stockholders' equity:

    Preferred Stock                                           -                                  -
    Class B Common Stock                                    122                                123
    Common Stock                                            336                                331
    Additional paid-in capital                           92,146                             85,842
    Retained earnings                                   137,178                            124,839
    Treasury stock, at cost                             (40,391)                           (40,391)
                                                       --------                           --------
         Total stockholders' equity                     189,391                            170,744
                                                       --------                           --------
                                                       $207,302                           $186,443
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

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                                     Condensed Consolidated Statement of Income
                                        (In thousands except per share data)
                                                    (Unaudited)



                                                   Three Months Ended                  Six Months Ended
                                                  -------------------                -------------------
                                                        June 30,                           June 30,
                                                    1997        1996                   1997        1996
                                                  -------     -------                -------     -------

Net revenues                                      $39,718     $36,702                $77,657     $72,508

Costs and expenses:

       Cost of revenue                             19,302      16,855                 37,179      33,402
       Selling, general and administrative          7,483       6,772                 14,930      13,007
       Research and development                     4,221       3,306                  8,600       6,748
                                                  -------     -------                -------     -------
                                                   31,006      26,933                 60,709      53,157
                                                  -------     -------                -------     -------

Income from operations                              8,712       9,769                 16,948      19,351

Other income                                        1,230         893                  2,332       1,883
                                                  -------     -------                -------     -------

Income before income taxes                          9,942      10,662                 19,280      21,234

Provision for income taxes                          3,579       3,944                  6,941       7,856
                                                  -------     -------                -------     -------

Net income                                        $ 6,363     $ 6,718                $12,339     $13,378
                                                  =======     =======                =======     =======


Net income per common share                       $  0.15     $  0.16                $  0.29     $  0.32
                                                  =======     =======                =======     =======


Weighted average number of common
  shares and equivalents                           43,120      42,567                 42,835      42,437
                                                  =======     =======                =======     =======






                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                                   Condensed Consolidated Statement of Cash Flows
                                                   (In thousands)
                                                    (Unaudited)

                                                                               Six Months Ended
                                                                   -----------------------------------------
                                                                   June 30, 1997               June 30, 1996
                                                                   -------------               -------------

Operating activities:
    Net income                                                       $ 12,339                    $ 13,378
    Adjustments to reconcile net income to net
    cash provided by operating activities:

        Depreciation and amortization                                   4,253                       4,082
        (Gain) loss on disposal of equipment                               (8)                          3
        Change in current assets and
         liabilities, net                                              (1,702)                     (5,830)
                                                                     --------                    --------

           Net cash provided by operating activities                   14,882                      11,633

Investing activities:
    Additions to property, plant and equipment                         (8,406)                     (6,445)
    Proceeds from sale of equipment                                         9                          16
    Increase in notes receivable                                       (5,215)                     (1,162)
    Increase in other assets                                             (382)                       (236)
                                                                     --------                    --------

           Net cash used in investing activities                      (13,994)                     (7,827)


Financing activities:
    Tax benefit relating to stock option plans                            530                         850
    Proceeds from issuance of Common Stock                              5,778                         479
    Acquisition of treasury stock                                           -                      (8,812)
                                                                     --------                    --------

           Net cash provided by (used in) financing
           activities                                                   6,308                      (7,483)
                                                                     --------                    --------

Net  increase (decrease) in cash and cash equivalents                   7,196                      (3,677)

Cash and cash equivalents at beginning of period                       73,647                      65,244
                                                                     --------                    --------
Cash and cash equivalents at end of period                           $ 80,843                    $ 61,567
                                                                     ========                    ========





                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


1.  BASIS OF PRESENTATION

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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's annual report filed on Form 10-K (File #0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

         Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is not expected to be any material change to either primary or fully diluted net income per share for the quarters or the six months ended June 30, 1997 and 1996 as a result of the new method.


3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract. Inventories were as follows as of June 30, 1997 and December 31, 1996 (in thousands):



                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------

         Raw materials .................     $12,682                $12,627
         Work-in-process ...............       3,179                  2,290
         Finished goods ................       3,915                  6,212
         Unbilled costs ................           1                      -
                                             -------                -------
                                             $19,777                $21,129
                                             =======                =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Continued)


4.  MORTGAGE NOTE RECEIVABLE

         In May 1997, the Company received a promissory note in the amount of $7,500,000 from an unrelated third party in exchange for $5,000,000 in cash plus the termination of an existing note in the amount of $2,500,000. The note bears interest at 9% and is due in May 2002. The note is secured by a mortgage on certain real estate and by the assignment of certain leases and other contracts.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. Statements 130 and 131 are effective for the Company in fiscal 1998. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997


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

Results of Operations
---------------------

Three months ended June 30, 1997, compared to three months ended June 30, 1996
------------------------------------------------------------------------------

Net revenues for the second quarter of 1997 were $39,718,000, an increase of $3,016,000 (8.2%) as compared to $36,702,000 for the same period a year ago. The increase in net revenues was primarily due to an increase of unit shipments of standard and custom products of approximately $4,400,000, offset by a reduction in license income of approximately $1,100,000.

Gross margin increased $569,000 (2.9%) to $20,416,000 from $19,847,000, but decreased as a percentage of net revenues from 54.1% to 51.4%. The primary components of the increase in gross margin were changes in the revenue mix.

Selling, general and administrative expenses were $7,483,000 for the period, an increase of $711,000 (10.5%) over the same period in 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 18.8% compared to 18.5% in 1996. The principal components of the $711,000 increase were $470,000 (19.3%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $142,000 (125.1%) of increased legal expenses; $84,000 (10.0%) of increased advertising expenses; and $84,000 (8.0%) of increased sales commission expense.

Research and development expenses increased $915,000 (27.7%) to $4,221,000 and increased as a percentage of net revenues to 10.6% from 9.0%. The principal components of the $915,000 increase were $484,000 (25.0%) of increased compensation expense due to growth in staffing levels of engineering personnel and $148,000 (30.7%) of increased project material costs. The Company continues work on its next-generation products. The Company does not expect revenues or earnings from this new product family to be material over the next several quarters. See also the discussion under "Liquidity and Capital Resources."

Other income increased $337,000 (37.7%) from the same period a year ago, to $1,230,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest.

Income before income taxes was $9,942,000, a decrease of $720,000 (6.8%) compared to the same period in 1996. As a percentage of net revenues, income before income taxes decreased from 29.1% to 25.0% primarily due to the increase in operating expenses as discussed above.

Net income per share for the second quarter of 1997 was $.15, compared to $.16 for the second quarter of 1996, a decrease of $.01 (6.3%).

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997
                                   (continued)


Six months ended June 30, 1997, compared to six months ended June 30, 1996
--------------------------------------------------------------------------

Net revenues for the first six months of 1997 were $77,657,000, an increase of $5,149,000 (7.1%) as compared to $72,508,000 for the same period a year ago. The increase in net revenues was primarily due to an increase of unit shipments of standard and custom products of approximately $5,800,000, offset by a reduction in license income of approximately $1,100,000.

Gross margin increased $1,372,000 (3.5%) to $40,478,000 from $39,106,000, but decreased as a percentage of net revenues from 53.9% to 52.1%. The primary components of the increase in gross margin were changes in the revenue mix.

Selling, general and administrative expenses were $14,930,000 for the period, an increase of $1,923,000 (14.8%) over the same period in 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 19.2% compared to 17.9% in 1996. The principal components of the $1,923,000 increase were $1,064,000 (22.8%) of compensation expense due to growth in staffing levels of selling and administrative personnel; $401,000 (27.0%) of increased advertising expenses; $184,000 (48.6%) of increased legal expenses; and $139,000 (6.8%) of increased sales commission expense.

Research and development expenses increased $1,852,000 (27.4%) to $8,600,000 and increased as a percentage of net revenues to 11.1% from 9.3%. The principal components of the $1,852,000 increase were $1,036,000 (27.2%) of compensation expense due to growth in staffing levels of engineering personnel and $264,000 (22.7%) of increased project material costs.

Other income increased $449,000 (23.8%) to $2,332,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest.

Income before income taxes was $19,280,000, a decrease of $1,954,000 (9.2%) compared to the same period in 1996. As a percentage of net revenues, income before income taxes decreased from 29.3% to 24.8% primarily due to the increase in operating expenses as discussed above.

Net income per share for the first six months of 1997 was $.29, compared to $.32 for the first six months of 1996, a decrease of $.03 (9.4%).

Liquidity and Capital Resources
-------------------------------

At June 30, 1997 the Company had $80,843,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.2:1 compared to 8.8:1 at December 31, 1996. Working capital increased $8,898,000, from $108,551,000 at December 31, 1996 to $117,449,000 at June 30, 1997. The primary factor affecting the working capital increase was an increase in cash of $7,196,000 during the first six months of 1997. The increase in cash was primarily attributable to cash derived from operating activities of $14,882,000; the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $6,308,000. The primary uses of cash for the first six months of 1997 were for additions to property and equipment of $8,406,000 and for increased notes receivable of $5,215,000. See the discussion under "Notes to Condensed Consolidated Financial Statements,"
Item 4--"Mortgage Note Receivable."

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997
                                   (continued)

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

In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases in the six months ended June 30, 1997.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 1997, the Company had approximately $700,000 of capital expenditure commitments.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 1997


Item 1 - Legal Proceedings
--------------------------

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

Item 4 - Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on June 26, 1997. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

         Nominee                          Votes for            Votes Withheld
         -------                          ---------            --------------

         Patrizio Vinciarelli            136,973,794              392,623
         Richard E. Beede                136,971,594              394,823
         Estia J. Eichten                136,972,594              393,823
         Jay M. Prager                   136,971,594              394,823
         David T. Riddiford              136,972,994              393,423
         M. Michael Ansour               136,973,094              393,323


Item 5 - Other Information
--------------------------

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    a. Exhibit 10.1 - $7,500,000 Promissory Note to Vicor Corporation from Andover Park Realty Trust dated May 29, 1997

         Exhibit 10.2 - Loan Agreement between Vicor Corporation and Andover Park Realty Trust dated May 29, 1997

         Exhibit 10.3 - Mortgage and Security Agreement to Vicor Corporation from Andover Park Realty Trust dated May 29, 1997

    b.   Reports on Form 8-K - none.

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


                                              VICOR CORPORATION



           Date:  August  8, 1997             By: /s/ Patrizio Vinciarelli
                                                  ------------------------------
                                                  Patrizio Vinciarelli
                                                  President and Chairman
                                                  of the Board


           Date:  August  8, 1997             By: /s/ Mark A. Glazer
                                                  ------------------------------
                                                  Mark A. Glazer
                                                  Vice President of Finance
                                                  and Administration