Form 10-Q
period 1997-09-30
VICOR CORP
filed 1997-11-05
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         -----------------------------

                                    FORM 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997
                                         ------------------

         --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from ________________________________________

                 Commission File Number   0-18277
                                          -------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                   04-2742817
      (State of Incorporation)              (IRS Employer Identification Number)

                 23 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)

                         -----------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997.

             Common Stock, $.01 par value ----------------30,443,321
             Class B Common Stock, $.01 par value --------12,214,309


                         -----------------------------

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                            1
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statement of Income                         2
           for the quarters ended September 30, 1997 and 1996 and
           for the nine months ended September 30, 1997 and 1996

           Condensed Consolidated Statement of Cash Flows                     3
           for the nine months ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial                        4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                        6-8
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                                9

    Item 2 - Changes in Securities                                            9

    Item 3 - Defaults Upon Senior Securities                                  9

    Item 4 - Submission of Matters to a Vote of                               9
              Security Holders

    Item 5 - Other Information                                                9

    Item 6 - Exhibits and Reports on Form 8-K                                 9

    Signature(s)                                                             10


                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1
                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                Assets                      September 30, 1997     December 31, 1996
--------------------------------------      ------------------     -----------------

Current assets:

    Cash and cash equivalents                   $ 86,327               $ 73,647
    Accounts receivable, net                      31,181                 25,001
    Inventories                                   20,399                 21,129
    Other current assets                           2,949                  2,765
                                                --------               --------
         Total current assets                    140,856                122,542

Property, plant and equipment, net                63,959                 57,613
Notes receivable                                   9,056                  3,795
Other assets                                       2,927                  2,493
                                                --------               --------
                                                $216,798               $186,443
                                                ========               ========


 Liabilities and Stockholders' Equity
--------------------------------------

Current liabilities:

    Accounts payable                            $  7,300               $  5,558
    Accrued liabilities                           10,418                  8,433
                                                --------               --------
         Total current liabilities                17,718                 13,991

Deferred income taxes                              1,708                  1,708

Stockholders' equity:

    Preferred Stock                                   --                     --
    Class B Common Stock                             122                    123
    Common Stock                                     337                    331
    Additional paid-in capital                    92,996                 85,842
    Retained earnings                            144,308                124,839
    Treasury stock, at cost                      (40,391)               (40,391)
                                                --------               --------
         Total stockholders' equity              197,372                170,744
                                                --------               --------
                                                $216,798               $186,443
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2
                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)


                                                    Three Months Ended           Nine Months Ended
                                                   --------------------        ---------------------
                                                      September 30,                 September 30,
                                                     1997         1996           1997         1996
                                                   -------      -------        --------     --------

Net revenues                                       $41,400      $35,673        $119,057     $108,181

Costs and expenses:

       Cost of revenue                              19,967       16,353          57,146       49,755
       Selling, general and administrative           7,398        6,800          22,328       19,807
       Research and development                      4,227        3,753          12,827       10,501
                                                   -------      -------        --------     --------
                                                    31,592       26,906          92,301       80,063
                                                   -------      -------        --------     --------

Income from operations                               9,808        8,767          26,756       28,118

Other income                                         1,332          974           3,664        2,857
                                                   -------      -------        --------     --------

Income before income taxes                          11,140        9,741          30,420       30,975

Provision for income taxes                           4,010        3,506          10,951       11,362
                                                   -------      -------        --------     --------

Net income                                         $ 7,130      $ 6,235        $ 19,469     $ 19,613
                                                   =======      =======        ========     ========


Net income per common share                        $  0.16      $  0.15        $   0.45     $   0.46
                                                   =======      =======        ========     ========


Weighted average number of common
  shares and equivalents                            43,438       42,785          42,877       42,451
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3
                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                 -------------------------------------------
                                                                 September 30, 1997       September 30, 1996
                                                                 ------------------       ------------------

Operating activities:
    Net income                                                        $ 19,469                 $ 19,613
    Adjustments to reconcile net income to net
    cash provided by operating activities:

        Depreciation and amortization                                    6,272                    6,186
        (Gain) loss on disposal of equipment                                (8)                       4
        Change in current assets and liabilities, net                   (1,907)                  (5,248)
                                                                      --------                 --------

           Net cash provided by operating activities                    23,826                   20,555

Investing activities:
    Additions to property, plant and equipment                         (12,406)                 (10,898)
    Proceeds from sale of equipment                                         17                       16
    Increase in notes receivable                                        (5,261)                  (1,203)
    Increase in other assets                                              (655)                    (459)
                                                                      --------                 --------

           Net cash used in investing activities                       (18,305)                 (12,544)


Financing activities:
    Tax benefit relating to stock option plans                             875                    2,444
    Proceeds from issuance of Common Stock                               6,284                      959
    Acquisition of treasury stock                                           --                   (8,812)
                                                                      --------                 --------

           Net cash provided by (used in) financing
           activities                                                    7,159                   (5,409)
                                                                      --------                 --------

Net  increase in cash and cash equivalents                              12,680                    2,602

Cash and cash equivalents at beginning of period                        73,647                   65,244
                                                                      --------                 --------
Cash and cash equivalents at end of period                            $ 86,327                 $ 67,846
                                                                      ========                 ========









                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1996, contained in the Company's annual report filed on Form 10-K
         (File #0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

         Net income per common share is based on the weighted average number of shares of common shares and common share equivalents.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is not expected to be any material change to either primary or fully diluted net income per share for the quarters or the nine months ended September 30, 1997 and 1996 as a result of the new method.


3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Costs associated with the long-term contract for the sale of automated manufacturing line equipment are included in inventories reduced by amounts identified with revenues recognized under the contract. Inventories were as follows as of September 30, 1997 and December 31, 1996 (in thousands):



                                             SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                             ------------------      -----------------
         Raw materials ....................       $13,925                 $12,627
         Work-in-process ..................         3,230                   2,290
         Finished goods ...................         3,244                   6,212
         Unbilled costs....................           --                       --
                                                  -------                 -------
                                                  $20,399                 $21,129
                                                  =======                 =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5
                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Continued)


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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1997


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues for the third quarter of 1997 were $41,400,000, an increase of $5,727,000 (16.1%) as compared to $35,673,000 for the same period a year ago. The increase in net revenues was primarily due to a net increase of unit shipments of standard and custom products of approximately $7,400,000, offset by reductions in license income and the sale of automated manufacturing line equipment of approximately $900,000 and $800,000, respectively.

Gross margin increased $2,113,000 (10.9%) to $21,433,000 from $19,320,000, but decreased as a percentage of net revenues from 54.2% to 51.8%. The primary components of the fluctuations in gross margin dollars and percentage were attributable to changes in the revenue mix.

Selling, general and administrative expenses were $7,398,000 for the period, an increase of $598,000 (8.8%) over the same period in 1996. As a percentage of net revenues, selling, general and administrative expenses decreased from 19.1% to 17.9%. The principal component of the $598,000 increase was $441,000 (17.4%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel.

Research and development expenses increased $474,000 (12.6%) to $4,227,000 and decreased as a percentage of net revenues from 10.5% to 10.2%. The principal components of the $474,000 increase were $295,000 (13.7%) of increased compensation expense due to growth in staffing levels of engineering personnel and $88,000 (66.7%) of increased costs relating to the Vicor Integration Architects ("VIAs").

Other income increased $358,000 (36.8%) from the same period a year ago, to $1,332,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest.

Income before income taxes was $11,140,000, an increase of $1,399,000 (14.4%) compared to the same period in 1996. As a percentage of net revenues, income before income taxes decreased from 27.3% to 26.9% primarily due to the gross margin percentage decrease as discussed above.

Net income per share for the third quarter of 1997 was $.16, compared to $.15 for the third quarter of 1996, an increase of $.01 (6.7%).

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1997
                                   (continued)


NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues for the first nine months of 1997 were $119,057,000, an increase of $10,876,000 (10.1%) as compared to $108,181,000 for the same period a year ago. The increase in net revenues was primarily due to a net increase of unit shipments of standard and custom products of approximately $13,000,000, offset by a reduction in license income of approximately $2,000,000.

Gross margin increased $3,485,000 (6.0%) to $61,911,000 from $58,426,000, but decreased as a percentage of net revenues from 54.0% to 52.0%. The primary components of the fluctuations in gross margin dollars and percentage were attributable to changes in the revenue mix.

Selling, general and administrative expenses were $22,328,000 for the period, an increase of $2,521,000 (12.7%) over the same period in 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 18.8% compared to 18.3% in 1996. The principal components of the $2,521,000 increase were $1,379,000 (18.8%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $415,000 (14.2%) of increased sales commission expense; $315,000 (54.3%) of increased legal expenses and $283,000 (12.0%) of increased advertising expense.

Research and development expenses increased $2,326,000 (22.2%) to $12,827,000 and increased as a percentage of net revenues to 10.8% from 9.7%. The principal components of the $2,326,000 increase were $1,330,000 (22.3%) of compensation expense due to growth in staffing levels of engineering personnel; $259,000 (84.4%) of increased VIA related expenses and $267,000 (29.9%) of increased depreciation expense.

Other income increased $807,000 (28.2%) to $3,664,000. Other income is primarily comprised of interest income derived from cash and cash equivalents, short-term investments, and notes receivable associated with the Company's real estate transactions in Andover, Massachusetts. Interest income increased primarily due to an increase in cash balances earning interest.

Income before income taxes was $30,420,000, a decrease of $555,000 (1.8%) compared to the same period in 1996. As a percentage of net revenues, income before income taxes decreased from 28.6% to 25.6% primarily due to the increase in operating expenses as a percentage of net revenues, and to the gross margin percentage decrease as discussed above.

Net income per share for the first nine months of 1997 was $.45, compared to $.46 for the first nine months of 1996, a decrease of $.01 (2.2%).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had $86,327,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.9:1 compared to 8.8:1 at December 31, 1996. Working capital increased $14,587,000, from $108,551,000 at December 31, 1996 to $123,138,000 at September 30, 1997. The primary factor affecting the working capital increase was an increase in cash of $12,680,000 during the first nine months of 1997. The increase in cash was primarily attributable to cash derived from operating activities of $23,826,000; the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $7,159,000. The primary uses of cash for the first nine months of 1997 were for additions to property and equipment of $12,406,000 and for increased notes receivable of $5,261,000. See the discussion under "Notes to Condensed Consolidated Financial Statements," Item 4--"Mortgage Note Receivable."

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1997
                                   (continued)

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery is a practice which the Company expects to follow over the next several years.

In February, 1996, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $19,500,000, including amounts remaining under a prior authorization. The plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases in the nine months ended September 30, 1997.

During 1997, the Company has begun to increase production of selected models of its second-generation product families. Although shipments during 1997 have not had a material impact on revenues, the Company believes that this is a significant milestone towards the general availability of its second-generation family of products. There can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require modification of product specifications, or prevent the attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any products in the Company's second-generation product line are not expected to occur for several quarters.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 1997, the Company had approximately $1,500,000 of capital expenditure commitments.

The Company has begun the preliminary preparations for the construction of its new corporate headquarters facility in Andover, Massachusetts. The Company is in the process of finalizing the terms and conditions of the construction contracts for the 77,000 square foot building.

The Company does not consider the impact of inflation on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 1997


ITEM 1 - LEGAL PROCEEDINGS

         The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.


ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits - none
    b.   Reports on Form 8-K - none.

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



                                                   VICOR CORPORATION



           Date:  November  5, 1997                By: /s/ Patrizio Vinciarelli
                                                      -------------------------
                                                      Patrizio Vinciarelli
                                                      President and Chairman
                                                      of the Board


           Date:  November  5, 1997                By: /s/ Mark A. Glazer
                                                      -------------------
                                                      Mark A. Glazer
                                                      Chief Financial Officer
