Form 10-K405
period 1997-12-31
VICOR CORP
filed 1998-03-24
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                             ----------------------

             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997
                                             -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to

                         Commission file number 0-18277
                                                -------

                                VICOR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                        Delaware                    04-2742817
                        --------                    ----------
            (State or other jurisdiction of       (IRS employer
             incorporation or organization)     identification no.)

               23 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS     01810
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (978) 470-2900
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $574,400,301 as of February 27, 1998.

On February 27, 1998, there were 30,731,728 shares of Common Stock outstanding and 12,169,309 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 1998 annual meeting of stockholders are incorporated by reference into Part III.

PART I

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Item 1 - "Business - Second-Generation Automated Manufacturing Line," "Competition," "- Patents," and "- Licensing," and under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1 - BUSINESS

THE COMPANY

    Vicor Corporation was incorporated in Delaware in 1981. Unless the context indicates otherwise, the term "Company" means Vicor Corporation and its consolidated subsidiaries. The Company designs, develops, manufactures and markets modular power components and complete power systems using an innovative, patented, high frequency electronic power conversion technology called "zero current switching." Power systems, a central element in any electronic system, convert power from a primary power source (e.g., a wall outlet) into the stable DC voltages that are required by most contemporary electronic circuits.

    In 1987, the Company formed VLT Corporation as its licensing subsidiary. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (VIAs), which are majority owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 1997 there were five (5) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which will serve as a European Distribution Center. The Company became publicly traded on the NASDAQ National Market System in April, 1990.

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

    In September of 1996, the Company introduced two models of its second generation of high power density, component-level DC-DC converters. The first model delivers 600 watts and is designed for telecommunications and distributed power systems. The second model delivers 5 volts at 80 amps and is designed for the industrial, automatic test equipment and computer markets. Both models are packaged in the Company's "full size" format. In November of 1996 the Company introduced a third model in a new package, the "Micro", one-third the size of VI-200 converters. This model delivers 150 watts and is designed for telecommunications and distributed power systems.

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

SALES AND MARKETING

    The Company sells its products through a network of 31 independent sales representative organizations in North and South America; internationally, 38 independent distributors are utilized. Sales activities are managed by a staff of Regional and Industry Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a sales office in Lombard, Illinois, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milano, Italy; Paris, France; and Hong Kong.

    Export sales, as a percentage of total net revenues, were approximately 29%, 29%, and 32%, in 1997, 1996, and 1995, respectively. The decrease in export sales during 1997 and 1996 as compared to 1995 is due to a decrease in revenue earned from the sale of automated manufacturing line equipment.

    Because of the technical nature of the Company's product lines, the Company engages a staff of Customer Applications Engineers to support the Company's sales activities. Customer Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. In 1995 the Company significantly expanded its staff of Customer Applications Engineers by opening Technical Support Centers in Italy, France, United Kingdom and Hong Kong, complementing its existing Technical Support Center in Germany. The Company generally warrants its standard products for a period of two years.

    The Company also sells directly to customers through Vicor Express, an in-house distribution group. Through space advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. The Company, through Vicor B.V., has expanded its Vicor Express operation to include locations in Germany, France and Italy.

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

    For the years ended December 31, 1997, 1996 and 1995, no single customer accounted for more than 10% of net revenues.

BACKLOG

    As of December 31, 1997, the Company had a backlog of approximately $48 million compared to $44 million at December 31, 1996. Backlog is comprised of orders for products which have a scheduled shipment date within the next twelve months. The Company maintains most standard converter products in inventory and manufactures other standard, modified standard and custom products pursuant to firm orders from customers. The Company believes that due to its increased production capacity and its ability to respond quickly to customers' requirements, a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

    As a basic element of its long term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunities. The Company invested approximately $17.7 million, $14.3 million, and $11.6 million, in research and development in 1997, 1996 and 1995, respectively. Investment in research and development represented 10.9%, 9.9%, and 8.0%, of net revenues in 1997, 1996 and 1995. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

    The Company's principal manufacturing processes are assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

    The Company continues to execute on its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. In accordance with this strategy, the Company purchased a building in December 1994, with approximately 136,000 square feet. The Company is in the process of expanding this building by approximately 70% (see Item 2 - Properties). The Company continues the process of installing its automated manufacturing lines in these premises (see "Second-Generation Automated Manufacturing Line," below).

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

SECOND-GENERATION AUTOMATED MANUFACTURING LINE

       In 1995, the Company started prototype production on a new automated manufacturing line specifically designed to manufacture second-generation products. In the fourth quarter of 1996, the Company began introducing selected models of its second-generation product families which had been produced on this line. During 1997, the Company shipped a limited number of second-generation products, while continuing to make modifications to the designs, processes, equipment and parts associated with second-generation products. While management believes that the initiation of limited production on the new manufacturing line and the introduction of selected models of its second-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any products in the Company's second-generation product line are not expected to occur for several quarters. The Company plans to begin depreciation on a significant portion, approximately $32.5 million, of this product line in the second quarter of 1998. Approximately $2.5 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30 million will be depreciated on a straight-line basis over a period of eight years. Consequently, this depreciation and other fixed and variable costs associated with the ramp-up of production are not expected to be fully absorbed until higher production volumes and higher yield levels are achieved. As a result, gross margins during 1998 may be negatively impacted until higher production volumes and higher yield levels are attained.

COMPETITION

    Many power supply manufacturers target market segments similar to those of the Company. Representative examples are: Lambda Electronics, a subsidiary of Siebe, plc; Lucent Technologies; Artesyn Technologies (formerly Computer Products, Inc. and Zytec Corporation); Astec America; and RO Associates. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

PATENTS

    The Company believes that its patents afford significant advantages by erecting fundamental and multilayered barriers to competitive encroachment upon key features and performance benefits of its principal product families. The Company's patents cover the fundamental conversion topologies used to achieve the performance attributes of its converter product lines; converter array architectures which are the basis of the products' "parallelability"; product packaging design; product construction; high frequency magnetic structures; and automated equipment and methods for circuit and product assembly. The Company believes in vigorously protecting its rights under its patents (see "Item 3 - Legal Proceedings," below).

    The Company has been issued thirty-six patents in the United States (which expire between 2001 and 2016), ten in Europe (which expire between 2002 and 2013 and which comprise a total of forty issued patents in eleven countries), and eleven in Japan (which expire between 2002 and 2015). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable. While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

LICENSING

    In addition to generating revenue, licensing is an element of the Company's strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company's wholly owned subsidiary, VLT Corporation, which owns the Company's patents.

    Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years. The Company is involved in litigation with a former licensee relating to the Company's termination of the license arrangement for the licensee's failure to accurately report revenues and make royalty payments and certain other related matters. Management does not believe that the ultimate outcome of this litigation will be materially adverse to the Company's financial condition or results of operations.

    On March 31, 1997, Japan Tobacco, Inc. ("JT"), the Company's exclusive licensee in Japan, notified the Company of its decision to convert its license into a non-exclusive license. Under the terms of the license agreement, JT is nonetheless obligated to make certain minimum royalty payments relating to its exclusive rights through early 1999. The Company is currently formulating plans for the expansion of its power supply business in Japan.

    On September 17, 1997, the Company announced that it had entered into a license agreement with Delta Electronics, Inc., ("Delta"), under which Delta acquired non-exclusive rights to use the Company's patented "reset" technology in its power conversion products. Reset technology (which has also become known in the power conversion industry as "active clamp" technology) enables design of "zero-voltage switching" power converters which are smaller and more energy efficient than conventional power supplies.

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 1,118 full time and 247 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

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

    During 1997, the Company began construction of a new corporate headquarters building on a site adjacent to its current headquarters building in Andover, Massachusetts. The building will provide approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel. The building is expected to be completed in the second quarter of 1998.

    The Company also owns a building of approximately 136,000 square feet, in Andover, Massachusetts. During 1997, the Company began construction of a 94,000 square foot expansion of this building, which will provide additional capacity for manufacturing. Completion of the expansion is expected in the third quarter of 1998.

    The Company's Westcor division owns and occupies a building of approximately 31,000 square feet, in Sunnyvale, California.

ITEM 3 - LEGAL PROCEEDINGS

    On October 17, 1996, the Company filed a complaint in Munich District Court, Federal Republic of Germany, citing Nemic-Lambda of Japan and Lambda Electronics GmbH for infringement of Vicor's German "reset" patent. Vicor seeks injunctive relief and damages. On June 9, 1997 Lambda Electronics GmbH filed a nullity action in the German Patent Court seeking to have the Company's German reset patent declared null and void.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded in the over-the-counter market under the NASDAQ symbol "VICR". The Class B Common Stock of the Company is not traded on any market and transfer is restricted by the Company's Restated Certificate of Incorporation. The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

1996                       High         Low
----                       ----         ---

First Quarter              21 1/4       12 1/2
Second Quarter             23 5/8       14 1/2
Third Quarter              25 3/4       18
Fourth Quarter             25 1/8       16 1/2

1997
----

First Quarter              19           13 1/8
Second Quarter             23 3/8       13 1/8
Third Quarter              30 1/8       21
Fourth Quarter             36 1/4       24 1/8

As of February 27, 1998, there were approximately 570 holders of record of the Company's Common Stock and approximately 34 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

    The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

    The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1997, 1996 and 1995 and with respect to the Company's balance sheets as of December 31, 1997 and 1996 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1994 and 1993 and with respect to the Company's balance sheets as of December 31, 1995, 1994 and 1993 are derived from the Company's audited consolidated financial statements, and which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                               Year Ended December 31
                                                                               ----------------------
                                                                        (in thousands except per share data)

Income Statement Data
---------------------
                                                      1997             1996             1995             1994             1993
                                                      ----             ----             ----             ----             ----

    Net revenues                                    $162,243         $144,983         $144,022         $115,444         $ 84,034
    Income from operations                            35,950           36,532           42,632           33,340           21,674
    Net income                                        26,217           25,639           29,498           22,135           15,131
    Net income per share -diluted                        .60              .60              .68              .52              .35
    Weighted average shares                           43,344           42,764           43,295           42,963           43,458

    The income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Notes 1 and 7 of the Notes to the Consolidated Financial Statements which appear elsewhere in this report.

                                                                                At December 31
                                                                                --------------
                                                                                (in thousands)

Balance Sheet Data                                1997              1996              1995              1994              1993
------------------                                ----              ----              ----              ----              ----

    Working capital                             $128,267          $108,551          $ 95,900          $ 65,015          $ 62,850
    Total assets                                 228,843           186,443           166,997           126,492           114,813
    Total liabilities                             20,419            15,699            16,941            13,014            12,416
    Long-term debt                                     -                 -                 -                 -               104
    Stockholders' equity                         208,424           170,744           150,056           113,478           102,397

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

                                                      Year ended December 31
                                                      ----------------------

                                                    1997       1996        1995
                                                    ----       ----        ----

    Net revenues                                   100.0%     100.0%      100.0%
    Gross margin                                    51.8%      53.9%       52.7%
    Selling, general and administrative expenses    18.7%      18.8%       15.0%
    Research and development expenses               10.9%       9.9%        8.0%
    Income before income taxes                      25.2%      27.9%       32.5%


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

    Net revenues for fiscal 1997 were $162,243,000, an increase of $17,260,000 (11.9%) as compared to $144,983,000 for fiscal 1996. The growth in revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $22,800,000, offset by reductions in license income and the sale of automated manufacturing line equipment of approximately $3,200,000 and $2,300,000, respectively.

    Gross margin increased $5,904,000 (7.6%) from $78,105,000 to $84,009,000, but decreased as a percentage of net revenues from 53.9% to 51.8%. The primary component of the fluctuations in gross margin dollars and percentage was changes in the revenue mix.

    Selling, general, and administrative expenses were $30,327,000 for the year, an increase of $3,095,000 (11.4%) over fiscal 1996. As a percentage of net revenues, selling, general and administrative expenses decreased from 18.8% to 18.7%. The principal components of the $3,095,000 increase were $1,795,000 (17.9%) of compensation expense due to growth in staffing levels of sales and administrative personnel, increased sales commission expense of $758,000 (19.4%) and increased legal expenses of $354,000 (43.3%).

    Research and development expenses increased $3,391,000 (23.6%) to $17,732,000, and increased as a percentage of net revenues to 10.9% from 9.9%. The principal components of the $3,391,000 increase were $2,068,000 (25.6%) of compensation expense due to growth in staffing levels of engineering personnel, an increase in project materials of $366,000 (13.0%), $334,000 (26.7%) of increased depreciation expense, and an increase in the Company's VIA subsidiaries' research and development expenses of $266,000 (60.4%). The

Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

    Other income increased $1,154,000 (29.9%) to $5,014,000. Other income is primarily comprised of interest income which was derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income increased primarily due to an increase in these balances.

    Income before income taxes was $40,964,000, an increase of $572,000 (1.4%) compared to 1996. As a percentage of net revenues, income before income taxes decreased from 27.9% in 1996 to 25.2% in 1997.

    The provision for income taxes totaled $14,747,000 in 1997 compared to $14,753,000 in 1996. The Company's overall tax rate was 36.0% and 36.5% for 1997 and 1996, respectively.

    Net income in 1997 increased by $578,000 to $26,217,000. Diluted earnings per share were $.60 in 1997 and 1996.

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

    Gross margin increased $2,253,000 (3.0%) from $75,852,000 to $78,105,000, and increased as a percentage of net revenues to 53.9% from 52.7%. The primary component of the increase in gross margin was changes in the revenue mix.

    Selling, general, and administrative expenses were $27,232,000 for the year, an increase of $5,564,000 (25.7%) over fiscal 1995. As a percentage of net revenues, selling, general and administrative expenses increased to 18.8% as compared to 15.0% in 1995. The principal components of the $5,564,000 increase were $1,645,000 (19.7%) of compensation expense due to growth in staffing levels of sales and administrative personnel, international office expenses of $954,000 (239.0%), VIA related expenses of $799,000 (88.1%) (see the discussion under Item 1 - "Business"), and legal expense of $517,000 (175.3%). The increase in international office expenses and VIA related expenses reflects a full year of expenses for the Company's international Technical Support Centers and in the Company's VIA subsidiaries that had been established in 1995.

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

    Other income decreased $331,000 (7.9%) to $3,860,000. Other income is primarily comprised of interest income which was derived from cash and cash equivalents, as well as the notes receivable associated with the Company's real estate transactions. This decrease is primarily due to a reduction in interest income earned on lower average balances from an escrow account maintained in connection with the Company's long-term contract for the sale of automated manufacturing line equipment and from an overall decrease in market interest rates during the twelve months ended December 31, 1996, as compared with the same period a year ago.

    Income before income taxes was $40,392,000, a decrease of $6,431,000 (13.7%) compared to 1995. As a percentage of net revenues, income before income taxes decreased from 32.5% in 1995 to 27.9% in 1996.

    The provision for income taxes totaled $14,753,000 in 1996 compared to $17,325,000 in 1995. The Company's overall tax rate was 36.5% and 37% for 1996 and 1995, respectively.

    Net income in 1996 decreased by $3,859,000 to $25,639,000. Diluted earnings per share in 1996 were $.60 compared to $.68 in 1995, a decrease of $.08 (11.8%).

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had $84,859,000 in cash and cash equivalents. Working capital increased $19,716,000 during the year ended December 31, 1997. This increase was due primarily to an increase in cash and cash equivalents of $11,212,000 and accounts receivable of $10,257,000.

    Cash used in investing activities during fiscal 1997 was $26,387,000, an increase of $10,026,000 (61.3%) compared to fiscal 1996. This increase was primarily due to net additions to property and equipment of $5,882,000 and a net change in notes receivable of $4,007,000. Cash provided by financing activities was $11,463,000 compared to cash used in financing activities of $4,951,000 in 1996, a net change of $16,414,000. This change is primarily attributed to a net decrease in the acquisition cost of treasury stock of $12,324,000 in 1997, and an increase in the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $4,090,000.

    The Company plans to continue its investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to follow over the next several years.

    In November, 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1997, the Company spent $683,000 in the repurchase of its Common Stock.

    The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 1997, the Company had approximately $7,600,000 of capital expenditure commitments, including $6,400,000 related to the construction of new facilities.

    The Company does not consider the impact of inflation on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant to date.

OTHER

       In 1995, the Company started prototype production on a new automated manufacturing line specifically designed to manufacture second-generation products. In the fourth quarter of 1996, the Company began introducing selected models of its second-generation product families which had been produced on this line. During 1997, the Company shipped a limited number of second-generation products, while continuing to make modifications to the designs, processes, equipment and parts associated with second-generation products. While management believes that the initiation of limited production on the new manufacturing line and the introduction of selected models of its second-generation product families are important milestones, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any products in the Company's second-generation product line are not expected to occur for several quarters. The Company plans to begin depreciation on a significant portion, approximately $32.5 million, of this product line in the second quarter of 1998. Approximately $2.5 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30 million will be depreciated on a straight-line basis over a period of eight years. Consequently, this depreciation and other fixed and variable costs associated with the ramp-up of production are not expected to be fully absorbed until higher production volumes and higher yield levels are achieved. As a result, gross margins during 1998 may be negatively impacted until higher production volumes and higher yield levels are attained.

Impact of Year 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is in the process of installing a new Enterprise Resource Planning (ERP) system which will replace its current information system. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company does not believe that it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

    The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications, including the installation of the new ERP system. The Company anticipates completing the date-critical elements of the Year 2000 project no later than December 31, 1998, which is prior to any anticipated impact on its operating systems, and other non-critical elements during 1999. The total external cost of the Year 2000 project is estimated at $6.1 million and is being funded through operating cash flows. Internal costs are not considered to be incremental, and therefore are not included in this amount. Of the total project cost, approximately $2.2 million is attributable to the purchase of new software and hardware enhancements, which will be capitalized. The remaining $3.9 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $1.6 million ($160,000 expensed and $1.4 million capitalized for new systems), principally related to the purchase of the software licenses for the new ERP system.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1997 and 1996

Consolidated Statements of Income For the Years Ended December 31, 1997, 1996
  and 1995

Consolidated Statements of Cash Flows For the Years Ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Stockholders' Equity For the Years Ended December 31,
  1997, 1996 and 1995

Notes to the Consolidated Financial Statements

SCHEDULE (Refer to Item 14)

                          REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
VICOR CORPORATION

    We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP

Boston, Massachusetts
January 26, 1998

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                  1997                1996
                                                                                  ----                ----
                                                                             (in thousands, except share data)
                                      ASSETS

Current assets:
    Cash and cash equivalents                                                   $ 84,859            $ 73,647
    Accounts receivable, less allowance of $971 in 1997 and
       $879 in 1996                                                               35,258              25,001
    Inventories, net                                                              23,448              21,129
    Other current assets                                                           3,269               2,765
                                                                                --------            --------
       Total current assets                                                      146,834             122,542


Property, plant and equipment, net                                                69,802              57,613
Notes receivable                                                                   9,097               3,795
Other assets                                                                       3,110               2,493
                                                                                --------            --------

                                                                                $228,843            $186,443
                                                                                ========            ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                            $  8,542            $  5,558
    Accrued compensation and benefits                                              2,154               2,129
    Accrued expenses                                                               2,741               2,184
    Income taxes payable                                                           5,110               3,594
    Deferred revenue                                                                  20                 526
                                                                                --------            --------
       Total current liabilities                                                  18,567              13,991


Deferred income taxes                                                              1,852               1,708
Commitments and contingencies                                                          -                   -

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized; 360,001 issued and none outstanding in 1997 and 1996                -                   -
    Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 12,173,809 issued and outstanding
       (12,264,809 in 1996)                                                          122                 123
    Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 33,958,142 shares issued and 30,674,748 outstanding
       (33,134,135 issued and 29,876,741 outstanding in 1996)                        340                 331
    Additional paid-in capital                                                    97,980              85,842
    Retained earnings                                                            151,056             124,839
    Treasury stock at cost: 3,283,394 shares (3,257,394 shares in 1996)          (41,074)            (40,391)
                                                                                --------            --------
    Total stockholders' equity                                                   208,424             170,744
                                                                                --------            --------
                                                                                $228,843            $186,443
                                                                                ========            ========




                             See accompanying notes

                                VICOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995

                                                      1997           1996           1995
                                                      ----           ----           ----
                                                   (in thousands, except per share amounts)

Net revenues                                        $162,243       $144,983       $144,022

Costs and expenses:
    Cost of revenue                                   78,234         66,878         68,170
    Selling, general and administrative               30,327         27,232         21,668
    Research and development                          17,732         14,341         11,552
                                                    --------       --------       --------
                                                     126,293        108,451        101,390
                                                    --------       --------       --------
Income from operations                                35,950         36,532         42,632

Other income                                           5,014          3,860          4,191
                                                    --------       --------       --------

Income before income taxes                            40,964         40,392         46,823

Provision for income taxes                            14,747         14,753         17,325
                                                    --------       --------       --------


Net income                                          $ 26,217       $ 25,639       $ 29,498
                                                    ========       ========       ========

Net income per common share:
    Basic                                           $    .62       $    .61       $    .70
                                                    ========       ========       ========
    Diluted                                         $    .60       $    .60       $    .68
                                                    ========       ========       ========

Shares Outstanding:
    Basic                                             42,595         41,947         42,343
                                                    ========       ========       ========
    Diluted                                           43,344         42,764         43,295
                                                    ========       ========       ========







                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

                                                                           1997            1996            1995
                                                                           ----            ----            ----
                                                                                      (in thousands)

Operating activities:
    Net income                                                           $ 26,217        $ 25,639        $ 29,498
       Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                     8,289           8,338           8,232
          (Gain) loss on disposal of equipment                                (10)              4             (20)
          Deferred income taxes                                              (201)            (28)          1,049
          Change in current assets and liabilities, net                    (8,159)         (4,238)         (9,024)
                                                                         --------        --------        --------

              Net cash provided by operating activities                    26,136          29,715          29,735

Investing activities:
    Additions to property, plant and equipment                            (20,177)        (14,295)        (15,593)
    Proceeds from sale of equipment                                            20              16              33
    Decrease (increase) in notes receivable                                (5,302)         (1,295)          1,473
    Increase in other assets                                                 (928)           (787)           (581)
                                                                         --------        --------        --------

              Net cash used in investing activities                       (26,387)        (16,361)        (14,668)

Financing activities:
    Tax benefit relating to stock option plans                              2,950           2,844           3,516
    Proceeds from issuance of Common Stock                                  9,196           5,212           8,662
    Payments on long-term debt                                                  -               -            (104)
    Acquisitions of treasury stock                                           (683)        (13,007)         (5,098)
                                                                         --------        --------        --------
              Net cash provided by (used in)
                 financing activities                                      11,463          (4,951)          6,976
                                                                         --------        --------        --------

Net increase in cash and cash equivalents                                  11,212           8,403          22,043

Cash and cash equivalents at beginning of year                             73,647          65,244          43,201
                                                                         --------        --------        --------
Cash and cash equivalents at end of year                                 $ 84,859        $ 73,647        $ 65,244
                                                                         ========        ========        ========




                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 1997, 1996 and 1995

                                                            1997            1996           1995
                                                            ----            ----           ----
                                                                      (in thousands)

Change in current assets and liabilities:
    Accounts receivable                                   $(10,257)       $ 1,170        $(8,877)
    Inventories                                             (2,319)        (4,444)        (3,007)
    Other current assets                                      (159)           260           (482)
    Accounts payable and other accrued items                 3,566         (1,378)         3,805
    Income taxes payable                                     1,516           (122)          (463)
    Deferred revenue                                          (506)           276              -
                                                          --------        -------        -------
                                                          $ (8,159)       $(4,238)       $(9,024)
                                                          ========        =======        =======

Supplemental disclosures:
    Cash paid during the year for income taxes,
         net of refunds                                   $  9,520        $10,911        $12,794










                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995

                      (in thousands, except share amounts)

                                            CLASS B
                                         COMMON STOCK         COMMON STOCK       ADDITIONAL                               TOTAL
                                         ------------         ------------        PAID-IN       RETAINED    TREASURY   STOCKHOLDERS'
                                       SHARES    AMOUNT      SHARES   AMOUNT      CAPITAL       EARNINGS      STOCK       EQUITY
                                       ------    ------      ------   ------      -------       --------      -----       ------

Balance at December 31, 1994         6,199,711    $ 62    15,616,914   $156       $65,844       $ 69,702    $(22,286)    $113,478

Sales of Common Stock                                        548,770      6         8,656                                   8,662
Conversion of Class B Common
  Stock to Common Stock                (77,500)     (1)       77,500      1                                                     -
Income tax benefit from
  transactions involving stock
  options                                                                           3,516                                   3,516
Two-for-one stock split, effected
  in the form of a dividend, at
  par value                          6,197,098      62    16,147,675    161          (223)                                      -
Purchase of treasury stock                                                                                    (5,098)      (5,098)
Net income                                                                                        29,498                   29,498
                                    ----------    ----    ----------   ----       -------       --------    --------     --------
Balance at December 31, 1995        12,319,309     123    32,390,859    324        77,793         99,200     (27,384)     150,056

Sales of Common Stock                                        688,776      7         5,205                                   5,212
Conversion of Class B Common
  Stock to Common Stock                (54,500)               54,500                                                            -
Income tax benefit from
  transactions involving stock
  options                                                                           2,844                                   2,844
Purchase of treasury stock                                                                                   (13,007)     (13,007)
Net income                                                                                        25,639                   25,639
                                    ----------    ----    ----------   ----       -------       --------    --------     --------
Balance at December 31, 1996        12,264,809     123    33,134,135    331        85,842        124,839     (40,391)     170,744

Sales of Common Stock                                        733,007      8         9,188                                   9,196
Conversion of Class B Common
  Stock to Common Stock                (91,000)     (1)       91,000      1                                                     -
Income tax benefit from
  transactions involving stock
  options                                                                           2,950                                   2,950
Purchase of treasury stock                                                                                      (683)        (683)
Net income                                                                                        26,217                   26,217
                                    ----------    ----    ----------   ----       -------       --------    --------     --------
Balance at December 31, 1997        12,173,809    $122    33,958,142   $340       $97,980       $151,056    $(41,074)    $208,424
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

    REVENUE RECOGNITION
    Revenue is recognized generally when a product is shipped. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater. Revenue from the long-term contract entered into in 1993 for the sale of automated manufacturing line equipment is being recognized under the percentage of completion accounting method until the fabrication, qualification and production support processes are completed, which will continue over a period of time determined by the amount of support activity requested. Revenues recognized from this contract were less than 10% of net revenues in 1997, 1996 and 1995.

    CASH AND CASH EQUIVALENTS
    Cash and cash equivalents includes funds held in checking and money market accounts with banks and certificates of deposit with maturities of less than three months when purchased. Cash and cash equivalents are valued at cost which approximates market value. The Company's short-term investments, which are classified as cash equivalents on the balance sheet, consist principally of money market securities which are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 1997, the Company has approximately $81 million of available-for-sale securities ($71 million as of December 31, 1996). The Company has no trading securities or held-to-maturity securities.

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

    NET INCOME PER COMMON SHARE
    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

previously reported fully diluted earnings per share. All income per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

2.  INVENTORIES

    Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows (in thousands):

                                                               December 31
                                                           1997          1996
                                                           ----          ----

    Raw materials                                         $16,715       $12,627
    Work-in-process                                         3,774         2,290
    Finished goods                                          2,959         6,212
                                                          -------       -------
                                                          $23,448       $21,129
                                                          =======       =======
3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment was as follows (in thousands):

                                                               December 31
                                                           1997          1996
                                                           ----          ----

    Land                                                 $  2,089       $ 2,076
    Buildings and improvements                             11,644        11,644
    Machinery and equipment                                58,563        52,625
    Furniture and fixtures                                  3,720         3,505
    Leasehold improvements                                  2,335         2,240
    Building construction-in-progress                       3,160             -
    Construction-in-progress                               37,841        27,327
                                                         --------       -------
                                                          119,352        99,417
    Less accumulated depreciation and amortization         49,550        41,804
                                                         --------       -------
                                                         $ 69,802       $57,613
                                                         ========       =======

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

    At December 31, 1997, the Company had approximately $7,600,000 of capital expenditure commitments, including $6,400,000 related to the construction of new facilities.

4.  NOTES RECEIVABLE

    In May 1997, the Company received a promissory note in the amount of $7,500,000 from an unrelated third party in exchange for $5,000,000 in cash plus the termination of an existing note in the amount of $2,500,000. The note bears interest at 9% and is due in May 2002. The note is secured by a mortgage on certain real estate and by the assignment of certain leases and other contracts.

    The Company's President has borrowed a total of $1,425,393 from the Company pursuant to a series of unsecured term notes. The notes have terms of five years and are due at various dates through August 2002. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 1997, the notes and interest receivable balance was approximately $1,601,000 ($1,245,000 as of December 31, 1996) and the applicable interest rate at December 31, 1997 was 7.50%.

    Two Vice-Presidents of the Company have borrowed a total of $111,000 from the Company pursuant to term notes. One note for $35,000 is secured by a mortgage on certain real estate, while the remaining notes are unsecured. The notes bear interest at the Company's prime borrowing rate less 1%. As of December 31, 1997, the notes and interest receivable balance was approximately $87,000 ($54,000 as of December 31, 1996). The applicable interest rate at December 31, 1997 was 7.50%.

5.  FINANCING ARRANGEMENTS

    The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. Borrowings under this line would bear interest at the Company's option of an interest rate equal to the Lender's base rate, 30 day LIBOR + 1.75% or the 30 day Banker's Acceptance
(BA) rate + 2.25%.

6.  STOCKHOLDERS' EQUITY

    In November 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1997, the Company spent $683,000 in the repurchase of its Common Stock.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  INCOME PER SHARE

    The following table sets forth the computation of basic and diluted income per share:

                                                          1997          1996          1995
                                                          ----          ----          ----

    Numerator:
       Net income                                       $26,217       $25,639       $29,498
                                                        =======       =======       =======
    Denominator:
       Denominator for basic income per share -
       weighted average shares                           42,595        41,947        42,343

       Effect of dilutive securities:
          Employee stock options                            749           817           952
                                                        -------       -------       -------

       Denominator for diluted income per share -
       adjusted weighted-average shares and
       assumed conversions                               43,344        42,764        43,295
                                                        =======       =======       =======
    Basic income per share                              $   .62       $   .61       $   .70
                                                        =======       =======       =======

    Diluted income per share                            $   .60       $   .60       $   .68
                                                        =======       =======       =======

    Options to purchase 20,615 shares of Common Stock at prices ranging from $30.00 to $30.19 per share were outstanding during 1997 but were not included in the computation of diluted income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.  EMPLOYEE BENEFIT PLANS

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

       Under the 1993 Stock Option Plan (the "1993 Plan"), the Board of Directors or the Compensation Committee may grant stock options to employees and non-employee directors to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option is granted. Both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options have been authorized to be granted. Incentive stock options may be granted to employees, including employees who are directors of the Company, and non-qualified options may be granted to non-employee directors. Both employee directors and non-employee directors automatically receive stock options upon election or re-election as a director. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 1993 Plan. Stock options are typically granted with vesting periods and become exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to ten years from the date of grant.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

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

Activity as to stock options is as follows:

                                                              1997              1996             1995
                                                              ----              ----             ----

      Outstanding at beginning of year                      2,022,005         2,354,480         2,949,108
         Granted                                            1,106,302           943,426           709,977
         Cancelled                                           (197,448)         (587,125)         (227,688)
         Exercised                                           (733,007)         (688,776)       (1,076,917)
                                                            ---------         ---------        ----------

      Outstanding at end of year                            2,197,852         2,022,005         2,354,480
                                                            =========         =========        ==========

      Exercisable at end of year                            1,336,125         1,552,672         1,886,035
                                                            =========         =========        ==========

      Weighted - average exercise price:
         Outstanding at beginning of year                      $ 8.97            $ 8.01            $ 5.87
         Granted                                               $16.92            $14.97            $17.41
         Cancelled                                             $15.49            $16.73            $ 9.25
         Exercised                                             $12.55            $ 7.56            $ 8.04
         Outstanding at end of year                            $11.15            $ 8.97            $ 8.01
         Exercisable at end of year                            $ 7.60            $ 7.24            $ 6.78
      Weighted - average fair value of
         options granted during the year                 $       6.74      $       4.38      $       5.21
      Price range per share of outstanding options       $  .84-30.19      $  .84-24.50      $  .15-23.88
                                                         ============      ============      ============
      Price range per share of options granted           $13.38-30.19      $14.38-24.50      $12.50-23.75
                                                         ============      ============      ============
      Price range per share of options exercised         $ 1.00-24.38      $  .15-19.56      $  .15-19.19
                                                         ============      ============      ============
      Available for grant at end of year                    1,088,996         2,002,247         2,375,510
                                                            =========         =========         =========

The weighted - average contractual life for options outstanding as of December 31, 1997 is 5.98 years.

                                 VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 1997:

                                                            Range of Exercise Prices
                                    ----------------------------------------------------------------------------
                                    $.84-$3.16           $3.38-$11.13        $11.25-$14.50         $14.88-$30.19
                                    ----------           ------------        -------------         -------------

Options Outstanding:
--------------------
Number Outstanding                     601,241                388,813              114,584             1,093,214

Weighted-Average Remaining
    Contractual Life                      3.64                   5.51                 6.58                  7.38
Weighted-Average
    Exercise Price                    $   1.64               $   7.94             $  13.18            $    17.33

Options Exercisable:
--------------------
Number Exercisable                     601,241                324,416               51,759               358,709
Weighted-Average
    Exercise Price                    $   1.64               $   7.60             $  12.92            $    16.83

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 5.4% and 6.3%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .52, .54 and .54; and a weighted-average expected life of the option of 3.3, 1.7 and 1.7 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          1997            1996           1995
                                          ----            ----           ----

Pro forma net income                    $23,947         $23,658        $27,932

Pro forma net income per share:
    Basic                               $   .56         $   .56        $   .66
    Diluted                             $   .55         $   .55        $   .65

    The effects on 1997, 1996 and 1995 pro forma net income and net income per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only three, two and one years, respectively, of option grants under the Company's plans.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    401(k) Plan

    The Company sponsors a savings plan available to all domestic employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company does not make contributions to this plan.

    Stock Bonus Plan

    Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 1997, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested in full. No further awards are contemplated under this plan at present.

9.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                      December 31
                                                              1997                    1996
                                                              ----                    ----
    Deferred tax assets:
       Inventory reserves                                   $ 1,058                 $   883
       Vacation                                                 544                     379
       Bad debt                                                 400                     357
       Other                                                    337                     375
                                                            -------                 -------
          Total deferred tax assets (current)                 2,339                   1,994
    Deferred tax liabilities:
       Patent amortization                                   (1,170)                   (904)
       Depreciation                                            (682)                   (804)
                                                            -------                 -------
          Total deferred tax liabilities (noncurrent)        (1,852)                 (1,708)
                                                            -------                 -------
          Net deferred tax assets                           $   487                 $   286
                                                            =======                 =======

    Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                                              1997        1996        1995
                                                              ----        ----        ----
    Federal:
       Current                                              $12,877     $12,662     $13,463
       Deferred (prepaid)                                      (201)        (28)      1,049
                                                            -------     -------     -------
                                                             12,676      12,634      14,512
    State:
       Current                                                2,071       2,119       2,813
                                                            -------     -------     -------
                                                            $14,747     $14,753     $17,325
                                                            =======     =======     =======

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

9.  INCOME TAXES (CONTINUED)

    The reconciliation of income tax attributable to continuing operations computed at the federal statutory rate to income tax expense is:

                                                                        1997               1996             1995
                                                                        ----               ----             ----

    Statutory federal tax rate                                          35.0%              35.0%            35.0%
    State income taxes, net of federal income tax benefit                3.3                3.5              4.0
    Foreign Sales Corporation benefit                                   (1.5)              (1.4)            (1.5)
    Tax credits                                                         (0.8)              (0.6)            (0.5)
                                                                        ----               ----             ----
                                                                        36.0%              36.5%            37.0%
                                                                        ====               ====             ====

10. COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

    Year
    ----
    1998                                                $1,182
    1999                                                 1,052
    2000                                                   360
    2001                                                   199
    2002                                                   130

    Rent expense was approximately $1,383,000, $1,329,000, and $1,016,000 in 1997, 1996 and 1995, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

    The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

11. SEGMENT INFORMATION

    The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 1997, 1996 and 1995, no customer constituted more than 10% of net revenues. Export sales, as a percentage of total sales, were approximately 29%, 29%, and 32% in 1997, 1996 and 1995, respectively. Sales and receipts are recorded and received in U.S. dollars. Foreign exchange variations have little or no effect on the Company at this time.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                            First       Second         Third         Fourth          Total
                                            -----       ------         -----         ------          -----

    1997: Net revenues                    $37,939      $39,718       $41,400        $43,186       $162,243
          Gross profit                     20,062       20,416        21,433         22,098         84,009
          Net income                        5,976        6,363         7,130          6,748         26,217
          Net income per share - diluted      .14          .15           .16            .15            .60

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                            First       Second         Third         Fourth          Total
                                            -----       ------         -----         ------          -----

    1996: Net revenues                    $35,806      $36,702       $35,673        $36,802       $144,983
          Gross profit                     19,259       19,847        19,320         19,679         78,105
          Net income                        6,660        6,718         6,235          6,026         25,639
          Net income per share - diluted      .16          .16           .15            .14            .60

    The 1996 and first three quarters of 1997 income per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

    Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

    See index in Item 8

(a) (2) SCHEDULES
    Schedule II   Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

(a) (3) EXHIBITS

    Exhibits        Description of Document
       3.1        - Restated Certificate of Incorporation*
       3.2        - Bylaws, as amended*
       4.1        - Specimen Common Stock Certificate*
      10.1        - 1984 Stock Option Plan of the Company, as amended*
      10.2        - Lease dated December 30, 1989, by and between the Company and David J. Carlberg and Paul Bruk, Jr., as Trustees of
                    Frontage Road Realty Trust, relating to the corporate offices and manufacturing facilities at 23 Frontage Road, as amended*
      10.3        - Military/Aerospace License Agreement dated as of March 1,
                    1985, by and between the Company and Kollmorgen Corporation*
      10.4        - Western Europe License Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation*
      10.5        - Switching Power Supply Patents and Know-How Agreement dated as of December 2, 1986, by and between the Company and Reliance Electric Company*
      10.6        - Switching Power Supply Patent and Information Agreement
                    dated as of June 29, 1988, by and between VLT Corporation and Integran, Inc.*
      10.7        - Vicor Corporation Employee Stock Bonus Plan*
      10.8        - Vicor Corporation 401(k) Plan*
      10.9        - Amendment to Switching Power Supply Patents and Know-How
                    Agreement dated as of May 17, 1990, by and among the Company, VLT Corporation and Reliance Comm/Tec Corporation**
      10.10       - $1,500,000 Promissory Note (Lot 3) to Vicor Corporation from
                    Andover Park Realty Trust dated September 14, 1992***
      10.11       - $1,500,000 Promissory Note (Lot 2) to Vicor Corporation from
                    Andover Park Realty Trust dated September 14, 1992***
      10.12       - $1,000,000 Promissory Note (Lot 6A) to Vicor Corporation
                    from Andover Park Realty Trust dated September 14, 1992***
      10.13       - Mortgage and Security Agreement (Lot 6A) to Vicor
                    Corporation from Andover Park Realty Trust dated September
                    14, 1992***
      10.14       - 1993 Stock Option Plan****
      10.15       - $7,500,000 Promissory Note to Vicor Corporation from Andover
                    Park Realty Trust dated May 29, 1997*****
      10.16       - Loan Agreement between Vicor Corporation and Andover Park
                    Realty Trust dated May 29, 1997*****
      10.17       - Mortgage and Security Agreement to Vicor Corporation from
                    Andover Park Realty Trust dated May 29, 1997*****
      11.1        - The computation of per share earnings is incorporated by reference from Note 7 of the Company's consolidated financial statements (1)
      21.1        - Subsidiaries of the Company (1)
      23.1        - Consent of Independent Auditors (1)
      27.1        - Financial Data Schedule for 1997 (1)
      27.2        - Restated Financial Data Schedule for 1996 (1)

                  * Filed as an exhibit to the Company's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
                 ** Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.
                *** Filed as an exhibit to the Company's Current Report on Form
                    8-K dated September 14, 1992 and incorporated herein by reference.
               **** Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
              ***** Filed as an exhibit to the Company's Form 10-Q dated June
                    30, 1997 and incorporated herein by reference.
                (1) Filed herewith

(b) REPORTS ON FORM 8-K
    None.

                                VICOR CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995

                                            (Credit)
                          Balance at        Charge to           Other          Balance at
                           Beginning        Costs and          Changes             End
                           Of Period        Expenses        Deductions (1)      Of Period
                           ---------        --------        --------------      ---------

1997

ALLOWANCE FOR DOUBTFUL
    ACCOUNTS             $  879,000        $    5,000          $ 87,000         $971,000

1996

Allowance for doubtful
    accounts             $  786,000        $   10,000          $ 83,000         $879,000

1995

Allowance for doubtful
    accounts             $1,172,000        $(650,000)          $264,000         $786,000










(1) Reflects amounts for recoveries of uncollectible accounts receivable.

                                        SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 24, 1998                   Vicor Corporation

                                    By: /s/Mark A. Glazer
                                        ----------------------------
                                        Mark A. Glazer
                                        Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                           Title                       Date


/s/Patrizio Vinciarelli           President and Chairman          March 24, 1998
-----------------------------     of the Board (Principal
Patrizio Vinciarelli              Executive Officer)


/s/Mark A. Glazer                 Chief Financial Officer         March 24, 1998
-----------------------------
Mark A. Glazer


/s/Estia J. Eichten               Director                        March 24, 1998
-----------------------------
Estia J. Eichten


/s/David T. Riddiford             Director                        March 24, 1998
-----------------------------
David T. Riddiford


/s/Richard E. Beede               Director                        March 24, 1998
-----------------------------
Richard E. Beede


/s/Jay M. Prager                  Director                        March 24, 1998
-----------------------------
Jay M. Prager


/s/M. Michael Ansour              Director                        March 24, 1998
-----------------------------
M. Michael Ansour