Form 10-Q
period 1998-03-31
VICOR CORP
filed 1998-05-12
CIK 751978

       ==================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ----------------------------

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended    March 31, 1998

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from _______________________________________________

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

                          ----------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

             Common Stock, $.01 par value ----------------30,756,463
               Class B Common Stock, $.01 par value ------12,169,309

       ==================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                          Page
                                                                          ----


Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                           1
           March 31, 1998 and December 31, 1997

           Condensed Consolidated Statement of Income                        2
           for the three months ended March 31, 1998 and 1997

           Condensed Consolidated Statement of Cash Flows                    3
           for the three months ended March 31, 1998 and 1997

           Notes to Condensed Consolidated Financial                       4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                       6-8
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                               9

    Item 2 - Changes in Securities                                           9

    Item 3 - Defaults Upon Senior Securities                                 9

    Item 4 - Submission of Matters to a Vote of                              9
             Security Holders

    Item 5 - Other Information                                               9

    Item 6 - Exhibits and Reports on Form 8-K                                9

    Signature(s)                                                            10

                                                                      FORM 10-Q
                                                                      PART 1
                                                                      ITEM 1
                                                                      PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                   Assets                   March 31, 1998   December 31, 1997
                   ------                   --------------   -----------------

Current assets:

    Cash and cash equivalents                 $  85,177         $  84,859
    Accounts receivable, net                     34,786            35,258
    Inventories, net                             26,893            23,448
    Other current assets                          4,019             3,269
                                              ---------         ---------
         Total current assets                   150,875           146,834

Property, plant and equipment, net               75,507            69,802
Notes receivable                                  9,089             9,097
Other assets                                      5,277             3,110
                                              ---------         ---------
                                              $ 240,748         $ 228,843
                                              =========         =========


  Liabilities and Stockholders' Equity
  ------------------------------------

Current liabilities:

    Accounts payable                          $  13,203         $   8,542
    Accrued liabilities                          10,515            10,025
                                              ---------         ---------
         Total current liabilities               23,718            18,567

Deferred income taxes                             1,852             1,852

Stockholders' equity:

    Preferred Stock                                  --                --
    Class B Common Stock                            122               122
    Common Stock                                    340               340
    Additional paid-in capital                   99,319            97,980
    Retained earnings                           156,471           151,056
    Treasury stock, at cost                     (41,074)          (41,074)
                                              ---------         ---------
         Total stockholders' equity             215,178           208,424
                                              ---------         ---------
                                              $ 240,748         $ 228,843
                                              =========         =========



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 2

                                VICOR CORPORATION


                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                             ------------------------------
                                             March 31, 1998  March 31, 1997
                                             --------------  --------------

Net revenues                                     $43,192        $37,939

Costs and expenses:

      Cost of revenue                             22,445         17,877
      Selling, general and administrative          8,317          7,447
      Research and development                     5,516          4,379
                                                 -------        -------
                                                  36,278         29,703
                                                 -------        -------

Income from operations                             6,914          8,236

Other income                                       1,412          1,102
                                                 -------        -------

Income before income taxes                         8,326          9,338

Provision for income taxes                         2,911          3,362
                                                 -------        -------

Net income                                       $ 5,415        $ 5,976
                                                 =======        =======


Net income per common share:
      Basic                                      $  0.13        $  0.14
      Diluted                                    $  0.12        $  0.14

Shares outstanding:
      Basic                                       42,896         42,365
      Diluted                                     43,697         42,917




                             See accompanying notes.

                                                                   FORM 10-Q
                                                                   PART I
                                                                   ITEM 1
                                                                   PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                            ---------------------------------
                                                            March 31, 1998     March 31, 1997
                                                            --------------     --------------

Operating activities:
    Net income                                                $  5,415           $  5,976

    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                            2,063              2,170
        (Gain) loss on disposal of equipment                         3                 (1)
        Change in current assets and
         liabilities, net                                        1,428             (1,301)
                                                              --------           --------

           Net cash provided by operating activities             8,909              6,844

Investing activities:
    Additions to property, plant and equipment                  (7,689)            (4,000)
    Proceeds from sale of equipment                                 14               --
    Decrease (increase) in notes receivable                          8               (144)
    Increase in other assets                                    (2,263)               (88)
                                                              --------           --------

           Net cash used in investing activities                (9,930)            (4,232)


Financing activities:
    Tax benefit relating to stock option plans                     322                269
    Proceeds from issuance of Common Stock                       1,017              5,569
    Acquisitions of treasury stock                                  --                 --
                                                              --------           --------

           Net cash provided by financing
            activities                                           1,339              5,838
                                                              --------           --------

Net  increase in cash and cash equivalents                         318              8,450

Cash and cash equivalents at beginning of period                84,859             73,647
                                                              --------           --------
Cash and cash equivalents at end of period                    $ 85,177           $ 82,097
                                                              ========           ========


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

          In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.   NET INCOME PER SHARE

          The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

                                                        1998             1997
                                                        ----             ----

Numerator:
   Net Income                                         $ 5,415          $ 5,976
                                                      =======          =======

Denominator:
   Denominator for basic income
   per share-weighted average shares                   42,896           42,365

   Effect of dilutive securities:
    Employee stock options                                801              552
                                                      -------          -------

   Denominator for diluted income per share-
   adjusted weighted-average shares and
   assumed conversions                                 43,697           42,917
                                                      =======          =======

Basic income per share                                $   .13          $   .14
                                                      =======          =======

Diluted income per share                              $   .12          $   .14
                                                      =======          =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Continued)

3.   INVENTORIES

          Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 1998 and December 31, 1997 (in thousands):

                                                           March 31, 1998    December 31, 1997
                                                           --------------    -----------------
         Raw materials ....................................    $18,226           $16,715
         Work-in-process ..................................      4,575             3,774
         Finished goods ...................................      4,092             2,959
                                                               -------           -------
                                                               $26,893           $23,448
                                                               =======           =======

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 6
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1998


Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net revenues for the first quarter of 1998 were $43,192,000, an increase of $5,253,000 (13.8%) as compared to $37,939,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $8,151,000, offset by reductions in license income and the sale of automated manufacturing line equipment of approximately $1,100,000 and $1,800,000, respectively.

Gross margin increased $685,000 (3.4%) to $20,747,000 from $20,062,000, but decreased as a percentage of net revenues from 52.9% to 48.0%. The primary components of the fluctuations in gross margin dollars and percentage were attributable to changes in the revenue mix. The decrease in the gross margin as a percentage of net revenues was also due to higher provisions for inventory reserves and material scrap as compared to the first quarter of 1997. The gross margins for the remainder of 1998 may be negatively impacted by the commencement of depreciation on the second-generation product line in the second quarter of 1998 (see "Other," below).

Selling, general and administrative expenses were $8,317,000 for the period, an increase of $870,000 (11.7%) over the same period in 1997. As a percentage of net revenues, selling, general and administrative expenses decreased from 19.6% to 19.3%. The principal components of the $870,000 increase were $479,000 (100.0%) of increased costs for training and consulting fees for the implementation of the new Enterprise Resource Planning system; $330,000 (11.7%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $246,000 (23.7%) of increased sales commission expense, offset by a reduction in advertising costs of $228,000 (23.4%).

Research and development expenses increased $1,137,000 (26.0%) to $5,516,000 and increased as a percentage of net revenues to 12.8% from 11.5%. The principal components of the $1,137,000 increase were $637,000 (26.3%) of increased compensation expense due to growth in staffing levels of engineering personnel and $416,000 (52.3%) of increased project materials costs, which included a provision of approximately $300,000 for potentially obsolete materials.

Other income increased $310,000 (28.1%) from the same period a year ago, to $1,412,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income increased primarily due to an increase in these balances.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1998
                                   (continued)

Income before income taxes was $8,326,000, a decrease of $1,012,000 (10.8%) compared to the same period in 1997. As a percentage of net revenues, income before income taxes decreased from 24.6% to 19.3% primarily due to the gross margin percentage decrease and the increase in research and development expenses discussed above.

The effective tax rate for the first quarter of 1998 was 35%, compared to 36% for the same period in 1997.

Net income per share (diluted) for the first quarter of 1998 was $.12, compared to $.14 for the first quarter of 1997, a decrease of $.02 (14.3%).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had $85,177,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.4:1 compared to 7.9:1 at December 31, 1997. Working capital decreased $1,110,000, from $128,267,000 at December 31, 1997 to $127,157,000 at March 31, 1998. The primary factor affecting the working capital decrease was an increase in accounts payable of $4,661,000, offset by an increase in inventories of $3,445,000, during the first three months of 1998. The primary use of cash for the first three months of 1998 was for additions to property and equipment of $7,689,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 1998, the Company had approximately $14,000,000 of capital expenditure commitments, including approximately $13,000,000 related to the construction of new and expanded facilities.

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

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 8
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1998
                                   (continued)

Consequently, this depreciation and other fixed and variable costs associated with the ramp-up of production are not expected to be fully absorbed until higher production volumes and higher yield levels are achieved. As a result, gross margins during 1998 may be negatively impacted until higher production volumes and higher yield levels are attained.

IMPACT OF THE YEAR 2000

The Company is proceeding with its plans to address the Year 2000 Issue. To date, the Company has incurred approximately $2.1 million ($596,000 expensed and $1.5 million capitalized), of which approximately $560,000 was incurred in the first quarter of 1998 ($479,000 expensed and $81,000 capitalized).

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 1998


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


                                                 VICOR CORPORATION



    Date: May 12, 1998                        By: /s/ Patrizio Vinciarelli
                                                  ------------------------
                                                  Patrizio Vinciarelli
                                                  President and Chairman
                                                  of the Board


    Date: May 12, 1998                        By: /s/ Mark A. Glazer
                                                  ------------------------
                                                  Mark A. Glazer
                                                  Chief Financial Officer