Form 10-Q
period 1998-06-30
VICOR CORP
filed 1998-08-11
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         -----------------------------

                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


        For the quarterly period ended       June 30, 1998
                                      ------------------------------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from
                                       -----------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998.

             Common Stock, $.01 par value ----------------29,953,633
             Class B Common Stock, $.01 par value --------12,160,321

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                       Page
                                                                       ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                       1
           June 30, 1998 and December 31, 1997

           Condensed Consolidated Statement of Income                    2
           for the quarters ended June 30, 1998 and 1997 and
           for the six months ended June 30, 1998 and 1997

           Condensed Consolidated Statement of Cash Flows                3
           for the six months ended June 30, 1998 and 1997

           Notes to Condensed Consolidated Financial                   4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                   6-8
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                           9

    Item 2 - Changes in Securities                                       9

    Item 3 - Defaults Upon Senior Securities                             9

    Item 4 - Submission of Matters to a Vote of                          9
             Security Holders

    Item 5 - Other Information                                           9

    Item 6 - Exhibits and Reports on Form 8-K                            9

    Signature(s)                                                        10

                                                                      FORM 10-Q
                                                                      PART 1
                                                                      ITEM 1
                                                                      PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                          June 30, 1998    December 31, 1997
                                          -------------    -----------------
            ASSETS

Current assets:

    Cash and cash equivalents               $  70,916         $  84,859
    Accounts receivable, net                   29,390            35,258
    Inventories, net                           29,664            23,448
    Other current assets                        3,878             3,269
                                            ---------         ---------
         Total current assets                 133,848           146,834

Property, plant and equipment, net             82,743            69,802
Notes receivable                                9,118             9,097
Other assets                                    5,773             3,110
                                            ---------         ---------
                                            $ 231,482         $ 228,843
                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                        $  10,411         $   8,542
    Accrued liabilities                        12,668            10,025
                                            ---------         ---------
         Total current liabilities             23,079            18,567

Deferred income taxes                           1,852             1,852

Stockholders' equity:

    Preferred Stock                                --                --
    Class B Common Stock                          122               122
    Common Stock                                  340               340
    Additional paid-in capital                100,074            97,980
    Retained earnings                         160,626           151,056
    Treasury stock, at cost                   (54,611)          (41,074)
                                            ---------         ---------
         Total stockholders' equity           206,551           208,424
                                            ---------         ---------
                                            $ 231,482         $ 228,843
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                     VICOR CORPORATION

                        Condensed Consolidated Statement of Income
                           (In thousands except per share data)
                                        (Unaudited)


                                        Three Months Ended     Six Months Ended
                                        ------------------    ------------------
                                             June 30,              June 30,
                                         1998       1997       1998       1997
                                        -------    -------    -------    -------
Net revenues                            $41,718    $39,718    $84,910    $77,657

Costs and expenses:

  Cost of revenue                        22,878     19,302     45,323     37,179
  Selling, general and administrative     8,576      7,483     16,893     14,930
  Research and development                5,178      4,221     10,694      8,600
                                        -------    -------    -------    -------
                                         36,632     31,006     72,910     60,709
                                        -------    -------    -------    -------

Income from operations                    5,086      8,712     12,000     16,948

Other income                              1,310      1,230      2,722      2,332
                                        -------    -------    -------    -------

Income before income taxes                6,396      9,942     14,722     19,280

Provision for income taxes                2,241      3,579      5,152      6,941
                                        -------    -------    -------    -------

Net income                              $ 4,155    $ 6,363    $ 9,570    $12,339
                                        =======    =======    =======    =======

Net income per common share:
  Basic                                 $  0.10    $  0.15    $  0.22    $  0.29
  Diluted                               $  0.10    $  0.15    $  0.22    $  0.29

Shares outstanding:
     Basic                               42,547     42,570     42,721     42,468
     Diluted                             43,019     43,258     43,358     43,088



                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                          ------------------------------
                                                          June 30, 1998    June 30, 1997
                                                          -------------    -------------
Operating activities:
    Net income                                               $  9,570         $ 12,339

    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                           5,219            4,253
        Gain on disposal of equipment                             (24)              (8)
        Change in current assets and liabilities, net           3,555           (1,702)
                                                             --------         --------

           Net cash provided by operating activities           18,320           14,882

Investing activities:
    Additions to property, plant and equipment                (17,966)          (8,406)
    Proceeds from sale of equipment                                41                9
    Increase in notes receivable                                  (21)          (5,215)
    Increase in other assets                                   (2,874)            (382)
                                                             --------         --------

           Net cash used in investing activities              (20,820)         (13,994)

Financing activities:
    Tax benefit relating to stock option plans                    611              530
    Proceeds from issuance of Common Stock                      1,483            5,778
    Acquisitions of treasury stock                            (13,537)              --
                                                             --------         --------

           Net cash (used in) provided by financing
            activities                                        (11,443)           6,308
                                                             --------         --------

Net (decrease) increase in cash and cash equivalents          (13,943)           7,196

Cash and cash equivalents at beginning of period               84,859           73,647
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 70,916         $ 80,843
                                                             ========         ========




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4


                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

          In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six- months periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.   NET INCOME PER SHARE

          The following table sets forth the computation of basic and diluted income per share for the three and six months months ended June 30 (in thousands, except per share amounts):

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                     ------------------             ----------------
                                                     1998          1997           1998            1997
                                                   -------        -------        -------        -------
Numerator:
  Net Income                                       $ 4,155        $ 6,363        $ 9,570        $12,339
                                                   =======        =======        =======        =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                 42,547         42,570         42,721         42,468

  Effect of dilutive securities:
     Employee stock options                            472            688            637            620
                                                   -------        -------        -------        -------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                               43,019         43,258         43,358         43,088
                                                   =======        =======        =======        =======

Basic income per share                             $  0.10        $  0.15        $  0.22        $  0.29
                                                   =======        =======        =======        =======

Diluted income per share                           $  0.10        $  0.15        $  0.22        $  0.29
                                                   =======        =======        =======        =======

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Continued)

3.   INVENTORIES

       Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 1998 and December 31, 1997 (in thousands):


                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------
       Raw materials ........................     $19,932           $16,715
       Work-in-process ......................       4,749             3,774
       Finished goods .......................       4,983             2,959
                                                  -------           -------
                                                  $29,664           $23,448
                                                  =======           =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1998

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net revenues for the second quarter of 1998 were $41,718,000, an increase of $2,000,000 (5.0%) as compared to $39,718,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $3,400,000, offset by a reduction in the sale of automated manufacturing line equipment of approximately $1,400,000.

Gross margin decreased $1,576,000 (7.7%) to $18,840,000 from $20,416,000, and decreased as a percentage of net revenues from 51.4% to 45.2%. The primary components of the decrease in gross margin dollars and percentage were attributable to commencement of depreciation on the second-generation automated production line in the second quarter of 1998 of approximately $1,100,000, and to changes in the revenue mix. The gross margins for the remainder of 1998 may be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained. The Company is continuing to introduce selected models of its second-generation product families and increase production on the new manufacturing line; however, there can be no assurance that product development issues will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any product in the Company's second-generation product line are not expected to occur for several quarters.

Selling, general and administrative expenses were $8,576,000 for the period, an increase of $1,093,000 (14.6%) over the same period in 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 20.6% from 18.8%. The principal components of the $1,093,000 increase were $498,000 (17.1%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $261,000 (428.4%) of increased costs for training and consulting fees for the implementation of the new Enterprise Resource Planning system, and $233,000 (25.1%) of increased advertising costs.

Research and development expenses increased $957,000 (22.7%) to $5,178,000 and increased as a percentage of net revenues to 12.4% from 10.6%. The principal component of the $957,000 increase was $898,000 (37.1%) of increased compensation expense due to growth in staffing levels of engineering personnel, primarily related to the research and development of the second-generation product line.

Other income increased $80,000 (6.5%) from the same period a year ago, to $1,310,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income increased primarily due to an increase in these balances.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1998
                                   (continued)

Income before income taxes was $6,396,000, a decrease of $3,546,000 (35.7%) compared to the same period in 1997. As a percentage of net revenues, income before income taxes decreased from 25.0% to 15.3% primarily due to the gross margin decrease and the increase in operating expenses as discussed above.

The effective tax rate for the second quarter of 1998 was 35%, compared to 36% for the same period in 1997.

Net income per share (diluted) was $.10 for the second quarter of 1998, compared to $.15 for the second quarter of 1997, a decrease of $.05 (33.3%).

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net revenues for the first six months of 1998 were $84,910,000, an increase of $7,253,000 (9.3%) as compared to $77,657,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $11,500,000, offset by reductions in license income and the sale of automated manufacturing line equipment of approximately $1,000,000 and $3,300,000, respectively.

Gross margin decreased $891,000 (2.2%) to $39,587,000 from $40,478,000, and decreased as a percentage of net revenues from 52.1% to 46.6%. The primary components of the decrease in gross margin dollars and percentage were attributable to commencement of depreciation on the second-generation automated production line in the second quarter of 1998 of approximately $1,100,000, and to changes in the revenue mix. As discussed above, the gross margins for the remainder of 1998 may be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained.

Selling, general and administrative expenses were $16,893,000 for the period, an increase of $1,963,000 (13.1%) over the same period in 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 19.9% from 19.2%. The principal components of the $1,963,000 increase were $710,000 (945.4%) of increased costs for training and consulting fees for the implementation of the new Enterprise Resource Planning system; $652,000 (11.6%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $360,000 (16.5%) of increased sales commission expense, and an increase in the Company's VIA subsidiaries' selling, general and administrative expenses of $146,000 (18.1%).

Research and development expenses increased $2,094,000 (24.3%) to $10,694,000 and increased as a percentage of net revenues to 12.6% from 11.1%. The increase was primarily related to the research and development of the second-generation product line. The principal components of the $2,094,000 increase were $1,543,000 (31.9%) of increased compensation expense due to growth in staffing levels of engineering personnel; $270,000 (16.7%) of increased project material costs and $159,000 (20.9%) of increased depreciation expense.

Other income increased $390,000 (16.7%) from the same period a year ago, to $2,722,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income increased primarily due to an increase in these balances.

Income before income taxes was $14,722,000, a decrease of $4,558,000 (23.6%) compared to the same period in 1997. As a percentage of net revenues, income before income taxes decreased from 24.8.% to 17.3% primarily due to the gross margin decrease and the increase in operating expenses as discussed above.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1998
                                   (continued)

The effective tax rate for the six months ended June 30, 1998 was 35%, compared to 36% for the same period in 1997.

Net income per share (diluted) was $.22 for the six months ended June 30, 1998, compared to $.29 for the same period in 1997, a decrease of $.07 (24.1%).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had $70,916,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.8:1 compared to 7.9:1 at December 31, 1997. Working capital decreased $17,498,000, from $128,267,000 at December 31, 1997 to $110,769,000 at June 30, 1998. The primary factors affecting the working capital decrease were a decrease in cash of $13,943,000, and a decrease in accounts receivable of $5,868,000. The primary uses of cash for the first six months of 1998 were for additions to property and equipment of $17,966,000 and the acquisition of treasury stock of $13,537,000, offset by cash provided by operating activities of $18,320,000.

In June 1998, the Company announced that it had agreed to acquire the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group ("JT"), and that it would establish a direct presence in Japan through a new company called Vicor Japan Company, Ltd. ("VJCL"). JT began purchasing automated manufacturing equipment from the Company in 1993, when it founded a company to manufacture licensed products in Japan. JT became Vicor's sole licensee in Japan in 1995, when it acquired a license to manufacture, market and sell products. Under the terms of the final agreement, Vicor and VJCL acquired all of the automated manufacturing equipment used for the manufacture of first and second generation modular converter products, existing raw material and finished goods inventories, customer lists and certain intellectual property. The transaction will be accounted for as of July 1, 1998. The Company anticipates making working capital investments in VJCL during the next several quarters in order to establish VJCL's operations, and there can be no assurance that revenues generated from VJCL's operations during these periods will be sufficient to fully offset such investments.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 1998, the Company had approximately $29,000,000 of capital expenditure commitments, including approximately $11,000,000 related to the construction of new and expanded facilities.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

IMPACT OF THE YEAR 2000

The Company is proceeding with its plans to address the Year 2000 Issue. Inception to date, the Company has incurred approximately $2.5 million ($917,000 expensed and $1.6 million capitalized, primarily for software and hardware for the new Enterprise Resource System), of which approximately $378,000 was incurred in the second quarter of 1998 ($321,000 expensed and $57,000 capitalized).

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 1998


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 25, 1998. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:


         Nominee                          Votes for         Votes Withheld
         -------                          ---------         --------------
         Patrizio Vinciarelli            145,301,078           230,872
         Richard E. Beede                145,286,079           245,871
         Estia J. Eichten                145,286,226           245,724
         Jay M. Prager                   145,286,181           245,769
         David T. Riddiford              145,301,513           230,437
         M. Michael Ansour               145,300,913           231,037

         A proposal to approve and ratify the Company's 1998 Stock Option and Incentive Plan was approved by the Company's stockholders. Votes were cast for the proposal as follows:

         Votes for                 Votes Against             Abstained
         ---------                 -------------             ---------
         134,953,599                 4,176,103                132,292

         There were 6,269,956 broker non-votes on this proposal.

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


                                         VICOR CORPORATION



  Date:  August 10, 1998                 By: /s/ Patrizio Vinciarelli
                                             -----------------------------------
                                             Patrizio Vinciarelli
                                             President and Chairman
                                             of the Board



  Date:  August 10, 1998                 By: /s/ Mark A. Glazer
                                             -----------------------------------
                                             Mark A. Glazer
                                             Chief Financial Officer