Form 10-Q
period 1998-09-30
VICOR CORP
filed 1998-11-10
CIK 751978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------


                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1998
                                   --------------------

   ---TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from

                         Commission File Number 0-18277
                                               ------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                      04-2742817
    (State of Incorporation)  (IRS Employer Identification Number)

                 25 Frontage  Road,  Andover,  Massachusetts  01810
                (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)

                                   ----------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998.

             Common  Stock,  $.01 par value  ----------------29,785,707
             Class B Common Stock, $.01 par value -----------12,124,309

================================================================================


                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                          Page
                                                                         ------


Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                          1
           September 30, 1998 and December 31, 1997

           Condensed Consolidated Statement of Income                       2
           for the quarters ended September 30, 1998 and 1997 and
           for the nine months ended September 30, 1998 and 1997

           Condensed Consolidated Statement of Cash Flows                   3
           for the nine months ended September 30, 1998 and 1997

           Notes to Condensed Consolidated Financial                      4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                      6-9
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                             10

    Item 2 - Changes in Securities                                         10

    Item 3 - Defaults Upon Senior Securities                               10

    Item 4 - Submission of Matters to a Vote of                            10
              Security Holders

    Item 5 - Other Information                                             10

    Item 6 - Exhibits and Reports on Form 8-K                              10

    Signature(s)                                                           11

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                   Assets              September 30, 1998   December 31, 1997
                   ------              ------------------   -----------------
Current assets:

    Cash and cash equivalents              $  63,241        $  84,859
    Accounts receivable, net                  28,012           35,258
    Inventories, net                          29,468           23,448
    Other current assets                       4,241            3,269
                                             -------          -------
         Total current assets                124,962          146,834

Property, plant and equipment, net           106,883           69,802
Notes receivable                               9,110            9,097
Other assets                                   7,527            3,110
                                           ----------       ---------
                                           $ 248,482        $ 228,843
                                           =========        =========


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

    Accounts payable                       $  20,916        $   8,542
    Accrued liabilities                       13,030           10,025
                                              ------           ------
         Total current liabilities            33,946           18,567

Deferred income taxes                          1,852            1,852
Long term payables                             5,333               --

Stockholders' equity:

    Preferred Stock                               --               --
    Class B Common Stock                         121              122
    Common Stock                                 342              340
    Additional paid-in capital               100,181           97,980
    Retained earnings                        163,668          151,056
    Treasury stock, at cost                  (56,961)         (41,074)
                                             -------          -------
         Total stockholders' equity          207,351          208,424
                                             -------          -------
                                           $ 248,482        $ 228,843
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)



                                            Three Months Ended         Nine Months Ended
                                            -------------------       -------------------
                                               September 30,             September 30,
                                             1998         1997        1998         1997
                                             ----         ----        ----         ----
Net revenues                               $ 39,318    $ 41,400      $124,228     $119,057

Costs and expenses:

 Cost of revenue                             22,085      19,967        67,408       57,146
 Selling, general and administrative          9,057       7,398        25,950       22,328
 Research and development                     4,901       4,227        15,595       12,827
                                           --------    --------      --------     --------
                                             36,043      31,592       108,953       92,301
                                           --------    --------      --------     --------

Income from operations                        3,275       9,808        15,275       26,756

Other income                                  1,070       1,332         3,792        3,664
                                           --------    --------      --------     --------

Income before income taxes                    4,345      11,140        19,067       30,420

Provision for income taxes                    1,303       4,010         6,455       10,951
                                           --------    --------      --------     --------

Net income                                 $  3,042    $  7,130      $ 12,612     $ 19,469
                                           ========    ========      ========     ========


Net income per common share:
       Basic                               $   0.07    $   0.17      $   0.30     $   0.46
       Diluted                             $   0.07    $   0.16      $   0.29     $   0.45

Shares used to compute net
   income per share:
       Basic                                 41,999      42,642        42,480       42,526
       Diluted                               42,358      43,527        43,025       43,234




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3


                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                               September 30, 1998    September 30, 1997
                                                               ------------------    ------------------
Operating activities:
    Net income                                                     $ 12,612              $ 19,469

    Adjustments  to  reconcile  net  income to net
    cash provided  by  operating activities:
        Depreciation and amortization                                 8,362                 6,272
        Gain on disposal of equipment                                   (22)                   (8)
        Change in current assets and
        liabilities, net                                              3,116                (1,907)
                                                                    --------              --------

           Net cash provided by operating activities                 24,068                23,826

Investing activities:
    Additions to property, plant and equipment                      (29,101)              (12,406)
    Proceeds from sale of equipment                                      41                    17
    Increase in notes receivable                                        (13)               (5,261)
    Assets acquired                                                   1,850                    --
    Increase in other assets                                         (4,778)                 (655)
                                                                    --------              --------

           Net cash used in investing activities                    (32,001)              (18,305)


Financing activities:
    Tax benefit relating to stock option plans                          683                   875
    Proceeds from issuance of Common Stock                            1,523                 6,284
    Acquisitions of treasury stock                                  (15,887)                   --
    Other                                                                (4)                   --
                                                                   ---------              --------
            Net cash (used in) provided by financing
            activities                                              (13,685)                7,159
                                                                   ---------              --------

Net (decrease) increase in cash and cash equivalents                (21,618)               12,680


Cash and cash equivalents at beginning of period                     84,859                73,647
                                                                   ---------              --------
Cash and cash equivalents at end of period                         $ 63,241              $ 86,327
                                                                   =========             =========

Supplemental disclosure:
    Liabilities assumed related to acquisition                       16,000                    --



                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine- months periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1997, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):


                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                    September 30,
                                                     ----------------               -------------------
                                                    1998         1997                 1998          1997
                                                    ----         ----                 ----          ----
Numerator:
  Net Income                                      $ 3,042     $ 7,130                $12,612       $19,469
                                                  =======     =======                =======       =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                41,999      42,642                 42,480        42,526

  Effect of dilutive securities:
     Employee stock options                           359         885                    545           708
                                                  -------     -------                --------      -------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                              42,358      43,527                 43,025        43,234
                                                  =======     =======                =======       =======

Basic income per share                            $  0.07     $  0.17                $  0.30       $  0.46
                                                  =======     =======                =======       =======

Diluted income per share                          $  0.07     $  0.16                $  0.29       $  0.45
                                                  =======     =======                =======       =======


                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Continued)

3.  INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 1998 and December 31, 1997 (in thousands):

                                 September 30, 1998     December 31, 1997
                                 ------------------     -----------------
Raw materials.................         $18,856             $16,715
Work-in-process...............           3,891               3,774
Finished goods................           6,721               2,959
                                      ---------            --------
                                       $29,468             $23,448
                                      ========             ========


4.  ACQUISITION

Effective July 1, 1998, the Company and its wholly-owned subsidiary, Vicor Japan Company, Ltd. ("VJCL"), acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. Group ("JT"). The assets acquired included automated manufacturing equipment, existing raw material and finished goods inventories, customer lists and certain intellectual property. VJCL also assumed certain warranty obligations for products manufactured by JT prior to the acquisition date and for a six month transition period ending December 31, 1998. The total value of consideration given and liabilities assumed aggregated $19.1 million. In addition to cash payments for inventories, the Company has agreed to pay for the automated equipment in three equal installments of $5.3 million at December 31, 1998, June 30, 1999 and December 31, 1999. The total cost of the purchase in excess of the net assets acquired of approximately $1.5 million is being amortized over ten years. Pro forma operating results for the period beginning January 1, 1998 have not been presented, as the combined operating results of the acquired businesses and the Company are not materially different from the Company's actual results.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1998

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues for the third quarter of 1998 were $39,318,000, a decrease of $2,082,000 (5.0%) as compared to $41,400,000 for the same period a year ago. The decrease in net revenues resulted primarily from a reduction in the sale of automated manufacturing line equipment of approximately $1,800,000.

Gross margin decreased  $4,200,000 (19.6%) from $21,433,000 to $17,233,000,  and decreased as a percentage of net revenues from 51.8% to 43.8%. The primary components of the decrease in gross margin dollars and percentage were attributable to depreciation on the second-generation automated production line in the third quarter of 1998 of approximately $1,100,000, increases in the unit cost of first generation product and changes in the revenue mix. Gross margins for the remainder of 1998 may be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained. The Company is continuing to introduce selected models of its second-generation product families and increase production on the new manufacturing line; however, there can be no assurance that product development issues will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the new manufacturing line. Significant revenues from the sale of any product in the Company's second-generation product line are not expected to occur for several quarters.

Selling, general and administrative expenses were $9,057,000 for the period, an increase of $1,659,000 (22.4%) over the same period in 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 23.0% from 17.9%. The principal components of the $1,659,000 increase were $869,000 (259.4%) of increased legal costs (see Part II, Item 1--"Legal Proceedings") and $618,000 (258.3%) of increased international expenses primarily associated with the first quarter of operations for VJCL.

Research and development expenses increased $674,000 (15.9%) to $4,901,000 and increased as a percentage of net revenues to 12.5% from 10.2%. The principal components of the $674,000 increase were $721,000 (29.5%) of increased compensation expense due to growth in staffing levels of engineering personnel, primarily related to the research and development of the second-generation product line and $292,000 (100%) of increased research and development expenses due to the first quarter of operations for VJCL, which increases were offset by a decrease of $340,000 (53.2%) of project materials costs.

Other income decreased $262,000 (19.7%) from the same period a year ago to $1,070,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income decreased primarily due to a decrease in cash and cash equivalent balances.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1998
                                   (continued)

Income before income taxes was $4,345,000, a decrease of $6,795,000 (61.0%) compared to the same period in 1997. As a percentage of net revenues, income before income taxes decreased from 26.9% to 11.1% primarily due to the gross margin decrease and the increase in operating expenses as discussed above.

The effective tax rate for the third quarter of 1998 was 30%, compared to 36% for the same period in 1997. The decrease in the effective tax rate was due to the impact of expected tax credits in 1998 on a lower level of income before income taxes.

Net income per share (diluted) was $.07 for the third quarter of 1998, compared to $.16 for the third quarter of 1997, a decrease of $.09 (56.3%).

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues for the first nine months of 1998 were $124,228,000, an increase of $5,171,000 (4.3%) as compared to $119,057,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $11,500,000, offset by reductions in the sale of automated manufacturing line equipment and license income of approximately $5,100,000 and $1,200,000, respectively.

Gross margin decreased  $5,091,000 (8.2%) to $56,820,000 from  $61,911,000,  and decreased as a percentage of net revenues from 52.0% to 45.7%. The primary components of the decrease in gross margin dollars and percentage were attributable to depreciation on the second-generation automated production line in the second and third quarter of 1998 of approximately $2,200,000, and to changes in the revenue mix. As discussed above, the gross margins for the remainder of 1998 may be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained.

Selling, general and administrative expenses were $25,950,000 for the period, an increase of $3,622,000 (16.2%) over the same period in 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 20.9% from 18.8%. The principal components of the $3,622,000 increase were $757,000 (8.7%) of increased compensation expense due to growth in staffing levels of selling and administrative personnel; $716,000 (79.9%) of increased legal costs (see Part II, Item 1--"Legal Proceedings"); $697,000 (555.6%) of increased costs for training and consulting fees for the implementation of the new Enterprise Resource Planning system; $414,000 (50.1%) of increased international office expenses, primarily due to the first quarter of operations for VJCL; $253,000 (7.6%) of increased sales commission expense, and an increase in the Company's Vicor Integration Architect subsidiaries' selling, general and administrative expenses of $174,000 (14.3%).

Research and development expenses increased $2,768,000 (21.6%) to $15,595,000 and increased as a percentage of net revenues to 12.6% from 10.8%. The increase was primarily related to the research and development of the second-generation product line. The principal components of the $2,768,000 increase were $2,254,000 (30.9%) of increased compensation expense due to growth in staffing levels; $292,000 (100.0%) of increased international research and development costs related to the first quarter of operations for VJCL, and $213,000 (18.4%) of increased depreciation expense.

Other income increased $128,000 (3.5%) from the same period a year ago, to $3,792,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1998
                                   (continued)

Income before income taxes was $19,067,000, a decrease of $11,353,000 (37.3%) compared to the same period in 1997. As a percentage of net revenues, income before income taxes decreased from 25.6% to 15.3% primarily due to the gross margin decrease and the increase in operating expenses as discussed above.

The effective tax rate for the nine months ended September 30, 1998 was 33.9%, compared to 36% for the same period in 1997. The decrease in the effective tax rate was due to the impact of expected tax credits in 1998 on a lower level of income before income taxes.

Net income per share (diluted) was $.29 for the nine months ended September 30, 1998, compared to $.45 for the same period in 1997, a decrease of $.16 (35.6%).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had $63,241,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 3.7:1 compared to 7.9:1 at December 31, 1997. Working capital decreased $37,251,000, from $128,267,000 at December 31, 1997 to $91,016,000 at September 30, 1998. The primary factors affecting the working capital decrease were a decrease in cash of $21,618,000, an increase in accounts payable and other accrued liabilities of $15,379,000 and a decrease in accounts receivable of $7,246,000, offset by an increase in inventories of $6,020,000. The primary uses of cash for the first nine months of 1998 were for additions to property and equipment of $29,101,000 and the acquisition of treasury stock of $15,887,000, offset by cash provided by operating activities of $24,068,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 1998, the Company had approximately $6,600,000 of capital expenditure commitments, including approximately $5,500,000 related to the construction of new and expanded facilities.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

YEAR 2000 READINESS DISCLOSURE

Vicor has formed an internal Year 2000 compliance team to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 compliance. Included in this evaluation are the products and systems of the Company's significant suppliers. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their Year 2000 issues. The Company does not believe that is has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1998
                                   (continued)

Vicor's internal team is in the process of completing the inventory of all internal applications and infrastructure to determine Year 2000 readiness, which it expects to complete by the end of 1998. The compliance team is also in the process of testing certain equipment and software systems known to have possible Year 2000 compliance issues and is in the process of assessing possible remediation options. This assessment phase is expected to be completed during the first quarter of 1999.

Vicor's current primary business information system is known to be non-compliant and a vendor has been selected to assist the Company in bringing this system into compliance by the first quarter of 1999. The cost of this procedure will not be material. In addition, the Company is proceeding with the phased installation of a new Enterprise Resource Planning (ERP) system which will replace the upgraded primary business information system. The installation of the Year 2000 compliant ERP system should not be necessary for the Company to achieve Year 2000 compliance with respect to its business information system and such ERP system will not be fully installed by December 31, 1999.

The total external cost of the Year 2000 project, including the new ERP system, is estimated to be $6.0 million. Internal costs are not considered to be incremental, and are therefore not included in the amount. Of the total project cost, approximately $2.2 million is attributable to the purchase of new software and hardware enhancements, which will be capitalized. The remaining $3.8 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.5 million ($960,000 expensed and $1.6 million capitalized), of which approximately $55,000 was incurred in the third quarter of 1998 ($43,000 expensed and $12,000 capitalized).

The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future compliance with Year 2000 processing within Vicor is dependent on certain key personnel, and on vendors' equipment and internal systems. Therefore, unresolved Year 2000 issues remain a possibility. As a result, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties (including municipalities and utilities) are not Year 2000 compliant. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan early in fiscal 1999.

The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information will prove to be accurate. Risks to completing the Year 2000 project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 10

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 1998


Item 1 - LEGAL PROCEEDINGS

          The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

          In Germany, a nullity Action was filed by an alleged infringer of Vicor's German Reset Patent. This nullity Action came as a result of a complaint filed by the Company in October 1996 in Munich District Court, Federal Republic of Germany, citing an alleged infringer for infringement of Vicor's German "reset" patent. In a hearing held in Munich on September 30, 1998, the Patent Court identified a 1981 publication, which had not been considered in the original prosecution of the patent application by the European Patent Office during the early 1980s, as the "closest prior art." In view of the publication, the Patent Court characterized the German Reset Patent as lacking invention and declared all of the claims of the German Reset Patent null and void. The decision of the Patent Court is not final under German law. Management believes that the outcome of the final decision will not have a material adverse impact on the Company.

          The 1981 publication, as well as other relevant art, has been considered by the U.S. Patent Office in the course of reissue proceedings with respect to the U.S. Reset Patent which started in September, 1995. The U.S. Patent Office has ruled on three separate occasions, in response to submissions by the patentee (which included prior art and related documents filed by opponents in related European and U.S. proceedings) and a protest filed by a third party, that the subject matter of the U.S. Reset Patent is novel and patentable over the 1981 publication. In particular the U.S. Patent Office has allowed for reissuance original claims 1 through 5 along with twenty-four additional dependent claims. Vicor believes that at least claim 1 is being widely infringed and has recently initiated U.S. infringement litigation in Federal District Court in Boston.

Item 2 - CHANGES IN SECURITIES

         Not applicable.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5 - OTHER INFORMATION

         Not applicable.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits - 27.1 Financial Data Schedule
    b.   Reports on Form 8-K - none.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 11





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VICOR CORPORATION



  Date: November 10, 1998                       By: /s/ Patrizio Vinciarelli
                                                   -----------------------------
                                                   Patrizio Vinciarelli
                                                   President and Chairman
                                                   of the Board


  Date: November 10, 1998                       By: /s/ Mark A. Glazer
                                                   -----------------------------
                                                   Mark A. Glazer
                                                   Chief Financial Officer