Form 10-K405
period 1998-12-31
VICOR CORP
filed 1999-03-25
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                             ----------------------

             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to____________

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

                 25 FRONTAGE  ROAD,  ANDOVER,  MASSACHUSETTS  01810
                 ----------------------------------------------------
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (978) 470-2900
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $213,813,099 as of February 26, 1999.

On February 26, 1999, there were 29,441,608 shares of Common Stock outstanding and 12,103,309 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 1999 annual meeting of stockholders are incorporated by reference into Part III.

PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Item 1 "Business - Second-Generation Automated Manufacturing Line," "- Competition," "Patents," and "- Licensing," and under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In 1987, the Company formed VLT Corporation as its licensing subsidiary. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (VIAs), which are majority owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 1998 there were five (5) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. The Company became publicly traded on the NASDAQ National Market System in April 1990.

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

     Modular Power Converters

     The Company currently offers four first generation families of component-level DC-DC power converters: the VI-200, VI-J00, MI-200, and MI-J00 families. Designed to be mounted directly on a printed circuit board assembly and soldered in place using contemporary manufacturing processes, each family comprises a comprehensive set of products which are offered in a wide range of input voltage, output voltage and power ratings. This allows end users to select products appropriate to their individual applications.

     The product families differ in maximum power ratings, performance characteristics, package size and, in the case of the "MI" families, in target market (the MI families are designed specifically to meet many of the performance and environmental requirements of the military/defense markets).

     In 1998, the Company introduced the first complete family of its second generation of high power density, component-level DC-DC converters. This family operates from 48 Volts input and is designed for the telecommunications market as well as distributed power systems. It consists of twenty-six modules with the most popular output voltages in all three of the Company's second generation standard packages: the full size (Maxi), the half size (Mini) and the new quarter size (Micro). Output power levels from 50 to 500 Watts are covered by this offering.

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

     Most electronic and data processing ("EDP") and industrial electronic products operate directly off of AC lines. "Off-line" power systems require "front end" circuitry to convert AC line voltage into DC voltage for the core converters. The Company's off-line AC-DC products incorporate a set of modular front end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional "box switchers"--high power, off-line bulk supplies in industry-standard packages. Voltage and power levels are either factory or field configurable.

     Many telecommunications, defense and industrial electronic products are powered from central DC sources (battery plants or generators). The Company's DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system, and a rugged, compact assembly for chassis-mounted, bulk power applications.

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

     VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This new front end product is packaged in the same "Micro" package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages.

     Customer Specific Products

     Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution which could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers ("VARs"). The Company has also put in place a network of Vicor Integration Architects ("VIAs") (see "The Company," above in Item 1 - "Business"). VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to many of their customers.

SALES AND MARKETING

     The Company sells its products through a network of 33 independent sales representative organizations in North and South America; internationally, 38 independent distributors are utilized. Sales activities are managed by a staff of Regional and Industry Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

     Export sales, as a percentage of total net revenues, were approximately 29%, 31%, and 30%, in 1998, 1997, and 1996, respectively. The decrease in export sales during 1998 as compared to 1997 and 1996 is primarily due to a decrease in revenue earned from the sale of automated manufacturing line equipment.

     Because of the technical nature of the Company's product lines, the Company engages a staff of Customer Applications Engineers to support the Company's sales activities. Customer Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. In 1995, the Company significantly expanded its staff of Customer Applications Engineers by opening Technical Support Centers in Italy, France, United Kingdom and Hong Kong, complementing its existing Technical Support Center in Germany. The Company generally warrants its standard products for a period of two years.

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

 Telecommunications:                     EDP:
    Central Office Systems                  Workstations
    Fiber Optic Systems                     Supercomputers
    Cellular Telecommunications             Data Storage Systems
    Microwave Communications                ATM Switches
    Voice Processing Multiplexers           Networking Equipment
    Paging Equipment                        LAN/WAN Systems
    Broadcast Equipment                     File Servers
                                            RAID Systems

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

     For the years ended December 31, 1998, 1997 and 1996, no single customer accounted for more than 10% of net revenues.

BACKLOG

     As of December 31, 1998, the Company had a backlog of approximately $37 million compared to $48 million at December 31, 1997. Backlog is comprised of orders for products which have a scheduled shipment date within the next twelve months. The Company maintains most standard converter products in inventory and manufactures other standard, modified standard and custom products pursuant to firm orders from customers. The Company believes that due to its increased production capacity and its ability to respond quickly to customers' requirements, a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

     As a basic element of its long term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunities. The Company invested approximately $20.7 million, $17.7 million, and $14.3 million, in research and development in 1998, 1997 and 1996, respectively. Investment in research and development represented 12.5%, 10.9%, and 9.9%, of net revenues in 1998, 1997 and 1996. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

     The Company's principal manufacturing processes are assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

     The Company continues to execute on its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. In accordance with this strategy, the Company purchased a building in December 1994, with approximately 136,000 square feet. The Company is in the process of expanding this building by approximately 70% (see Item 2 - Properties). The Company continues the process of installing its automated manufacturing lines in these premises (see "Second-Generation Automated Manufacturing Line," below), including automated manufacturing lines acquired from Japan Tobacco, Inc. (see "Licensing,") below).

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

SECOND-GENERATION AUTOMATED MANUFACTURING LINE

     Shipments of second-generation products continued to increase during 1998 which included the introduction of a new 48 Volt family of products. Both first and second generation products are sold to similar customers. The Company still continues to make modifications to the designs, processes, equipment and parts associated with second-generation products. While management believes that significant progress has been made, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the second-generation manufacturing line. Significant revenues from the sale of any products in the Company's second-generation product line are not expected to occur for several quarters. The Company began depreciation on a significant portion of the second-generation automated manufacturing line, approximately $32.5 million, in the second quarter of 1998. Depreciation on another $1.6 million commenced during the second half of 1998. Approximately $3.3 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30.8 million will be depreciated on a straight-line basis over a period of eight years. Consequently, this depreciation and other fixed and variable costs associated with the ramp-up of production of second-generation products are not expected to be fully absorbed until higher production volumes and higher yield levels are achieved. As a result, gross margins during 1999 will continue to be negatively impacted until higher production volumes and higher yield levels are attained.

COMPETITION

     Many power supply manufacturers target markets similar to those of the Company. Representative examples are: Lambda Electronics, a subsidiary of Siebe, plc; Lucent Technologies; Artesyn Technologies (formerly Computer Products, Inc. and Zytec Corporation); Astec America; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

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

     On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the "Reissue Patent") as a reissue of U.S. Patent 4,441,146 (the "Reset Patent"). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called "zero-voltage switching" ("ZVS") technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been and are being infringed.

     The Company has been issued forty-nine patents in the United States (which expire between 2001 and 2017), fourteen in Europe (which expire between 2002 and 2017 and which comprise a total of fifty-one issued patents in twelve countries), and nineteen in Japan (which expire between 2002 and 2017). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., "Legal Proceedings", below). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

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

     On June 4, 1998, the Company entered into an agreement to acquire all of the principal assets and the power supply business of JT Electronics Corporation and JT PowerCraft, in Japan. Both companies were subsidiaries of Japan Tobacco, Inc. ("JT"), the Company's licensee in Japan at the time. Under the terms of the agreement, JT continued to provide certain services in Japan, including the manufacture of products, through the end of 1998, at which time its license terminated. The final royalty revenue to be recognized from JT under the license agreement will be in the first quarter of 1999. The Company founded VJCL (see "Item 1- "Business") to operate in the Japanese market and is applying the acquired assets to service and expand its power supply business in Japan.

     On March 4, 1998 and on April 20, 1998, the Company announced that it had entered into license agreements with NEC Corporation ("NEC") and Nagano Japan Radio Co., Ltd. ("NJRC"), respectively, under which NEC and NJRC acquired non-exclusive rights to use the Company's patented "reset" technology in their power conversion products. Reset technology (which has also become known in the power conversion industry as "active clamp" technology) enables design of "zero-voltage switching" power converters which are smaller and more energy efficient than conventional power supplies.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 1,129 full time and 187 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

     None of the Company's employees is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

ITEM 2 - PROPERTIES

     During 1998, the Company completed construction of a new corporate headquarters building on a site adjacent to its prior headquarters building in Andover, Massachusetts. The building provides approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel.

     The Company holds a lease on its prior corporate headquarters building which expires in the fourth quarter of 1999. This building currently holds some manufacturing equipment, which will be moved to the Company's manufacturing facility in Andover, Massachusetts, prior to the lease termination.

     The Company also owns a building of approximately 136,000 square feet, in Andover, Massachusetts. During 1998, the Company continued construction of a 94,000 square foot expansion of this building, which will provide additional capacity for manufacturing. Completion of the expansion is expected in the first quarter of 1999.

     The   Company's   Westcor   division   owns  and  occupies  a  building  of
approximately 31,000 square feet, in Sunnyvale, California.

ITEM 3 - LEGAL PROCEEDINGS

     On October 17, 1996, the Company filed a complaint in Munich District Court, Federal Republic of Germany, citing Nemic-Lambda of Japan and Lambda Electronics GmbH for infringement of Vicor's German "reset" patent. On September 30, 1998, the German Patent Court held a hearing in which the Patent Court identified a 1981 publication, which had not been considered in the original prosecution of the patent application by the European Patent Office during the early 1980s, as the "closest prior art." In view of the publication, the Patent Court characterized the German Reset Patent as lacking invention and declared all of the claims of the German Reset Patent null and void.

     On February 1, 1999, the Company announced that it had concluded an arrangement under which Vicor and Reltec Corporation entered into a license agreement and agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license under the Company's reset patents, and the separate settlement of the litigation, Reltec made a one-time payment of $22.5 million into an escrow account. Vicor is obligated to make know-how and technical support available to Reltec under the license and will receive and recognize income from the escrow fund into the year 2001.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded in the over-the-counter market under the NASDAQ symbol "VICR". The Class B Common Stock of the Company is not traded on any market and is subject to restrictions on transfer under the Company's Restated Certificate of Incorporation. The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

1997                                High                    Low
----                                ----                    ---

First Quarter                       19                      13 1/8
Second Quarter                      23 3/8                  13 1/8
Third Quarter                       30 1/8                  21
Fourth Quarter                      36 1/4                  24 1/8

1998
----

First Quarter                       29 3/4                  22
Second Quarter                      28 5/8                  12 15/16
Third Quarter                       16 1/2                   7 13/16
Fourth Quarter                      11 7/8                   5  9/16

     As of February 26, 1999, there were approximately 530 holders of record of the Company's Common Stock and approximately 30 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1998, 1997 and 1996 and with respect to the Company's balance sheets as of December 31, 1998 and 1997 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1995 and 1994 and with respect to the Company's balance sheets as of December 31, 1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.



                                                                  Year Ended December 31
                                                                  ----------------------
                                                          (in thousands except per share data)


Income Statement Data                     1998             1997             1996            1995           1994
---------------------                     ----             ----             ----            ----           ----
Net Revenues                           $164,634          $162,243         $144,983        $144,022       $115,444
Income from operations                   18,365            35,950           36,532          42,632         33,340
Net income                               15,835            26,217           25,639          29,498         22,135
Net income per share -diluted               .37               .60              .60             .68            .52
Weighted average shares-diluted          42,785            43,344           42,764          43,295         42,963

                                                                 At December 31
                                                                 --------------
                                                                  (in thousands)


Balance Sheet Data                        1998             1997             1996            1995           1994
------------------                        ----             ----             ----            ----           ----
Working capital                        $ 84,594          $128,267         $108,551        $ 95,900       $ 65,015
Total assets                            249,551           228,843          186,443         166,997        126,492
Total liabilities                        40,292            20,419           15,699          16,941         13,014
Stockholders' equity                    209,259           208,424          170,744         150,056        113,478


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


                                                                        Year ended December 31
                                                                        ----------------------

                                                                     1998           1997          1996
                                                                     ----           ----          ----
Net revenues                                                        100.0%          100.0%       100.0%
Gross margin                                                         44.9%           51.8%        53.9%
Selling, general and administrative expenses                         21.2%           18.7%        18.8%
Research and development expenses                                    12.5%           10.9%         9.9%
Income before income taxes                                           14.1%           25.2%        27.9%

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

     Net revenues for fiscal 1998 were $164,634,000, an increase of $2,391,000 (1.5%) as compared to $162,243,000 for fiscal 1997. The growth in revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $8,760,000, offset by reductions in the sale of automated manufacturing line equipment and license income of approximately $5,285,000 and $1,085,000, respectively.

     Gross margin decreased $10,060,000 (12.0%) from $84,009,000 to $73,949,000, and decreased as a percentage of net revenues from 51.8% to 44.9%. The primary component of the fluctuations in gross margin dollars and percentage were attributable to depreciation on the second generation production line of approximately $3,370,000 in 1998, and to changes in the revenue mix. Gross margins in 1999 will continue to be negatively impacted by the depreciation of the second generation automated production line until higher production volumes and higher yield levels are attained.

     Selling, general, and administrative expenses were $34,934,000 for the year, an increase of $4,607,000 (15.2%) over fiscal 1997. As a percentage of net revenues, selling, general and administrative expenses increased to 21.2% from 18.7%. The principal components of the $4,607,000 increase were $1,481,000 (12.6%) of compensation expense due to annual pay increases and growth in staffing levels of sales and administrative personnel; $934,000 (140.2%) of increased costs for training and consulting fees for the implementation of the Enterprise Resource Planning system; $900,000 (76.8%) of increased legal expenses; $260,000 (16.1%) of increased selling, general and administrative expenses in the Company's Vicor Integration Architect subsidiaries, and $210,000 (5.6%) of increased advertising costs.

     Research and development expenses increased $2,918,000 (16.5%) to $20,650,000, and increased as a percentage of net revenues to 12.5% from 10.9%. The principal components of the $2,918,000 increase were $2,312,000 (21.6%) of compensation expense due to annual pay increases and growth in staffing levels of engineering personnel, primarily related to the research and development of the second generation product line, and $539,000 (100.0%) of research and development costs associated with VJCL, which was established in July of 1998. The Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

     Other income decreased $92,000 (1.8%) to $4,922,000. Other income is primarily comprised of interest income which was derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income decreased primarily due to a decrease in cash and cash equivalents balances.

     Income before income taxes was $23,287,000, a decrease of $17,677,000 (43.2%) compared to 1997. As a percentage of net revenues, income before income taxes decreased from 25.2% in 1997 to 14.1% in 1998.

     The provision for income taxes totaled $7,452,000 in 1998 compared to $14,747,000 in 1997. The Company's overall tax rate was 32.0% and 36.0% for 1998 and 1997, respectively. The decrease in the effective tax rate was due to the impact of expected tax credits in 1998 on a lower level of income before income taxes.

     Net income in 1998 decreased by $10,382,000 to $15,835,000. Diluted earnings per share were $.37 in 1998 compared to $.60 in 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $58,897,000 in cash and cash equivalents. Working capital decreased $43,673,000 during the year ended December 31, 1998. This decrease was due primarily to a decrease in cash and cash equivalents of $25,962,000 and an increase in amounts due for assets acquired and accounts payable of $17,377,000.

     Cash used in investing activities during fiscal 1998 was $41,768,000, an increase of $15,381,000 (58.3%) compared to fiscal 1997. This increase was primarily due to net additions to property and equipment of $36,392,000 and an increase in other assets of $3,574,000. Cash used in financing activities was $15,000,000 compared to cash provided by financing activities of $11,463,000 in 1997, a net change of $26,463,000. This change is primarily attributed to a net increase in the acquisition cost of treasury stock of $16,942,000 in 1998, and a decrease in the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $9,870,000.

     The Company plans to continue its investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to follow for the foreseeable future.

     In November 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1998, the Company spent $17,625,000 for the repurchase of its Common Stock.

     The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 1998, the Company had approximately $3,100,000 of capital expenditure commitments.

     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

MARKET RISK

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents.

     As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations is not significant. The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The Company believes that this market risk is currently not significant due to the relative size of VJCL's operations.

OTHER

     Shipments of second-generation products continued to increase during 1998 which included the introduction of a new 48 volt family of products. Both first and second generation products are sold to similar customers. The Company still continues to make modifications to the designs, processes, equipment and parts associated with second-generation products. While management believes that significant progress has been made, there can be no assurance that problems will not substantially delay the ultimate general introduction of the complete product line, require continued modification of product specifications, or prevent attainment of the anticipated capacity of the second-generation manufacturing line. Significant revenues from the sale of any products in the Company's second-generation product line are not expected to occur for several quarters. The Company began depreciation on a significant portion of the second-generation automated manufacturing line, approximately $32.5 million, in the second quarter of 1998. Depreciation on another $1.6 million commenced during the second half of 1998. Approximately $3.3 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30.8 million will be depreciated on a straight-line basis over a period of eight years. Consequently, this depreciation and other fixed and variable costs associated with the ramp-up of production of second-generation products are not expected to be fully absorbed until higher production volumes and higher yield levels are achieved. As a result, gross margins during 1999 will continue to be negatively impacted until higher production volumes and higher yield levels are attained.

YEAR 2000 READINESS DISCLOSURE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

     Vicor has formed an internal Year 2000 compliance team to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 compliance. The evaluation has included both Information Technology ("IT") systems and non-IT systems, and the products and systems of the Company's significant suppliers. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their Year 2000 issues. The Company does not believe that it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The compliance team is using the following phased approach to Year 2000 readiness: internal inventory, vendor questionnaires, assessment, planning (which involves establishing timetables and cost estimates), remediation and testing. The internal inventories for both IT and non-IT systems have been completed. Vendor questionnaires for IT and non-IT systems have been circulated and responses have been received and reviewed. For both IT and non-IT systems, there are approximately 10 critical vendors from which responses either have not been received or have not indicated compliance. The compliance team and the purchasing department are following up on the non-replies. Both the assessment phase and the planning phase are 90% complete for the IT systems and 50% complete for non-IT systems. Both assessment and planning phases are expected to be completed by the end of the first quarter of 1999. The remediation and testing phases will commence and are expected to be completed by the end of the first quarter of 1999 for IT systems. The remediation phase for non-IT systems is expected to be completed in the second quarter of 1999, with testing to run into the third quarter of 1999.

     Vicor's current primary business information system is known to be non-compliant and a vendor has been selected to assist the Company in bringing this system into compliance by the first quarter of 1999. The cost of this upgrade will not be material. In addition, the Company is proceeding with the phased installation of a new Enterprise Resource Planning (ERP) system which will replace the upgraded, Year 2000 compliant primary business information system. The installation of the Year 2000 compliant ERP system should not be necessary for the Company to achieve Year 2000 compliance with respect to its business information system and such ERP system will not be fully installed by December 31, 1999. Phases of this installation have been delayed due to other Year 2000 compliance efforts.

     The total external cost of the Year 2000 project is estimated to be $6.0 million, of which a significant portion is for the new ERP system. Internal costs are not considered to be incremental, and are therefore not included in the amount. Of the total project cost, approximately $2.2 million will be capitalized for the purchase of new software and hardware enhancements, and the balance of $3.8 million will be expensed as incurred through 2001, which is not expected to have a material effect on the results of operations. Through
December 31, 1998, the Company has incurred approximately $2.7 million ($1 million expensed and $1.7 million capitalized), of which approximately $110,000 was incurred in the fourth quarter of 1998 ($25,000 expensed and $85,000 capitalized).

     The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future compliance with Year 2000 processing within Vicor is dependent on certain key personnel, and on vendors' equipment and internal systems. Therefore, unresolved Year 2000 issues remain a possibility. As a result, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties (including municipalities and utilities) are not Year 2000 compliant. The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to failures with external infrastructures such as utilities, telecommunications and transportation systems, over which the Company has limited control. The Company has not analyzed the potential consequences to the results of operations, liquidity and financial condition, of such a scenario. At present, the Company has not developed contingency plans but intends to determine whether to develop such plans early in fiscal 1999.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1998 and 1997

Consolidated  Statements  of Income For the Years Ended  December 31, 1998,
  1997 and 1996

Consolidated  Statements  of Cash Flows For the Years Ended  December  31, 1998,
  1997 and 1996

Consolidated Statements of Stockholders' Equity For the Years Ended December 31,
  1998, 1997 and 1996

Notes to the Consolidated Financial Statements

Schedule (Refer to Item 14)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
VICOR CORPORATION

     We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                            /s/Ernst & Young LLP

Boston, Massachusetts
January 26, 1999,
except for Note 13,
as to which the date
is February 1, 1999

                                 VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                          1998                   1997
                                                                                          ----                   ----
                                                                                     (in thousands, except share data)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                         $  58,897           $  84,859
     Accounts receivable, less allowance of $955 in 1998 and
        $971 in 1997                                                                      28,245              35,258
     Inventories, net                                                                     29,470              23,448
     Other current assets                                                                  5,071               3,269
                                                                                         -------             -------
         Total current assets                                                            121,683             146,834


Property, plant and equipment, net                                                       111,074              69,802
Notes receivable                                                                           9,091               9,097
Other assets                                                                               7,703               3,110
                                                                                       ---------           ---------
                                                                                       $ 249,551           $ 228,843
                                                                                       =========           =========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Amounts due for assets acquired                                                   $  16,000           $       -
     Accounts payable                                                                      9,919               8,542
     Accrued compensation and benefits                                                     2,010               2,154
     Accrued expenses                                                                      4,001               2,741
     Income taxes payable                                                                  5,159               5,110
     Deferred revenue                                                                          -                  20
                                                                                          -------             -------
         Total current liabilities                                                        37,089              18,567


Deferred income taxes                                                                      3,203               1,852
Commitments and contingencies                                                                  -                   -

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized; 360,001 issued and none outstanding in 1998 and 1997                      -                   -
     Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 12,103,309 issued and outstanding
         (12,173,809 in 1997)                                                                121                 122
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 34,222,474 shares issued and 29,613,180 outstanding
         (33,958,142 issued and 30,674,748 outstanding in 1997)                              342                 340
     Additional paid-in capital                                                          100,255              97,980
     Retained earnings                                                                   166,891             151,056
     Accumulated other comprehensive income                                                  349                   -
     Treasury stock at cost: 4,609,294 shares (3,283,394 shares in 1997)                 (58,699)            (41,074)
                                                                                        --------            --------
     Total stockholders' equity                                                          209,259             208,424
                                                                                       ---------           ---------
                                                                                       $ 249,551           $ 228,843
                                                                                       =========           =========



                             See accompanying notes

                                VICOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996




                                                      1998            1997         1996
                                                      ----            ----         ----
                                                  (in thousands, except per share amounts)

Net revenues                                        $164,634          $162,243     $144,983

Costs and expenses:
     Cost of revenue                                  90,685            78,234       66,878
     Selling, general and administrative              34,934            30,327       27,232
     Research and development                         20,650            17,732       14,341
                                                     -------           -------      -------
                                                     146,269           126,293      108,451
                                                     -------           -------      -------

Income from operations                                18,365            35,950       36,532

Other income                                           4,922             5,014        3,860
                                                     -------            -------      -------


Income before income taxes                            23,287            40,964       40,392

Provision for income taxes                             7,452            14,747       14,753
                                                       -----            ------       ------



Net income                                          $ 15,835          $ 26,217     $ 25,639
                                                    ========          ========     ========


Net income per common share:
     Basic                                          $    .37          $    .62     $    .61
                                                    ========          ========     ========
     Diluted                                        $    .37          $    .60     $    .60
                                                    ========          ========     ========

Shares used to compute net income per share:
     Basic                                            42,292            42,595       41,947
                                                    ========          ========     ========
     Diluted                                          42,785            43,344       42,764
                                                    ========          ========     ========






                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996


                                                                      1998              1997            1996
                                                                      ----              ----            ----
                                                                                    (in thousands)
Operating activities:
     Net income                                                    $ 15,835          $ 26,217         $ 25,639
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                          11,607             8,289            8,338
              (Gain) loss on disposal of equipment                      (23)              (10)               4
              Deferred income taxes                                     303              (201)             (28)
              Change in current assets and liabilities, net           3,084            (8,159)          (4,238)
                                                                      -----            ------           ------

                  Net cash provided by operating activities          30,806            26,136           29,715

Investing activities:
     Additions to property, plant and equipment                     (36,392)          (20,177)         (14,295)
     Proceeds from sale of equipment                                     42                20               16
     Acquisition of business                                         (1,850)                -                -
     Increase in other assets                                        (3,574)             (928)            (787)
     Decrease (increase) in notes receivable                              6            (5,302)          (1,295)
                                                                      ------           -------           ------

                  Net cash used in investing activities             (41,768)          (26,387)         (16,361)

Financing activities:
     Tax benefit relating to stock option plans                         718             2,950            2,844
     Proceeds from issuance of Common Stock                           1,558             9,196            5,212
     Other                                                              349                 -                -
     Acquisitions of treasury stock                                 (17,625)             (683)         (13,007)
                                                                    -------             ------          -------
                  Net cash provided by (used in)
                      financing activities                          (15,000)           11,463           (4,951)
                                                                    --------          --------          -------

Net (decrease) increase in cash and cash equivalents                (25,962)           11,212            8,403

Cash and cash equivalents at beginning of year                       84,859            73,647           65,244
                                                                   ---------         --------         ---------
Cash and cash equivalents at end of year                           $ 58,897          $ 84,859         $ 73,647
                                                                   ========          ========         =========


                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 1998, 1997 and 1996





                                                                    1998         1997             1996
                                                                    ----         ----             ----
                                                                              (in thousands)
Change in current assets and liabilities:
     Accounts receivable                                         $  7,013       $(10,257)      $  1,170
     Inventories                                                   (4,447)        (2,319)        (4,444)
     Other current assets                                            (754)          (159)           260
     Accounts payable and other accrued items                       1,243          3,566         (1,378)
     Income taxes payable                                              49          1,516           (122)
     Deferred revenue                                                 (20)          (506)           276
                                                                 ----------      ---------      --------
                                                                 $  3,084       $ (8,159)      $ (4,238)
                                                                 =========      =========       ========

Supplemental disclosures:
     Cash paid during the year for income taxes,                 $  5,568       $  9,520       $ 10,911
     net of refunds

     Liabilities incurred related to acquisition                 $ 16,000       $      -       $      -





                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996

                      (in thousands, except share amounts)

                                                                                             Accumulated
                                               Class B              Additional                 Other                      Total
                                               Common    Common      Paid-in    Retained    Comprehensive   Treasury   Stockholders'
                                               Stock      Stock      Capital    Earnings       Income        Stock       Equity
                                               -----      -----      -------    --------       ------        -----       ------
Balance at December 31, 1995                 $123         $324      $77,793      $99,200        $-       $(27,384)      $150,056

Sales of Common Stock                                        7        5,205                                                5,212
Conversion of Class B Common
  Stock to Common Stock                                                                                                        -
Income tax benefit from
  transactions involving stock options                                2,844                                                2,844
Purchase of treasury stock                                                                                (13,007)       (13,007)
Net income for 1996                                                               25,639                                  25,639
                                          ---------    ---------    ---------    ---------   ---------   ----------     ---------
Balance at December 31, 1996                  123          331       85,842      124,839                  (40,391)       170,744

Sales of Common Stock                                        8        9,188                                                9,196
Conversion of Class B Common
  Stock to Common Stock                        (1)           1                                                                 -
Income tax benefit from
  transactions involving stock options                                2,950                                                2,950
Purchase of treasury stock                                                                                   (683)          (683)
Net income for 1997                                                               26,217                                  26,217
                                            ---------    ---------  ---------   ---------   ---------    ---------      ---------
Balance at December 31, 1997                  122          340       97,980      151,056                  (41,074)       208,424

Sales of Common Stock                                        1        1,557                                                1,558
Conversion of Class B Common
  Stock to Common Stock                        (1)           1                                                                 -
Income tax benefit from
  transactions involving stock options                                  718                                                  718
Purchase of treasury stock                                                                                (17,625)       (17,625)

Net income for 1998                                                               15,835                                  15,835
Currency translation adjustments                                                               349                           349
                                                                                                                        ---------
Comprehensive income                                                                                                      16,184

                                           ---------    ---------  ---------    ---------   ---------    ---------      ---------
Balance at December 31, 1998                 $121         $342     $100,255     $166,891      $349       $(58,699)      $209,259
                                           =========    =========  =========    =========   =========    =========      =========




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

     REVENUE RECOGNITION
     Revenue is recognized generally when a product is shipped. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater, or over the period in which the Company provides services. Revenue from the long-term contract entered into in 1993 for the sale of automated manufacturing line equipment was recognized under the percentage of completion accounting method through the first quarter of 1998. Revenues recognized from this contract were less than 10% of net revenues in 1998, 1997 and 1996.

     FOREIGN CURRENCY TRANSLATION
     The financial statements of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include funds held in checking and money market accounts with banks and certificates of deposit with maturities of less than three months when purchased. Cash and cash equivalents are valued at cost which approximates market value. The Company's short-term investments, which are classified as cash equivalents on the balance sheet, consist principally of money market securities which are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 1998, the Company has approximately $54 million of available-for-sale securities ($81 million as of December 31, 1997). The Company has no trading securities or held-to-maturity securities.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalent investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Credit losses have consistently been within management's expectations and have not been material.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of values assigned to patents and to the excess of cost over the assigned value of net assets acquired. Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. Amortization expense was approximately $536,000, $301,000 and $143,000 in 1998,1997 and 1996, respectively. Accumulated amortization was $1,030,000 at December 31, 1998 and $664,000 at December 31, 1997.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ADVERTISING EXPENSE
     The cost of advertising is expensed as incurred. The Company incurred $3,197,000, $3,372,000, and $2,207,000 in advertising costs during 1998, 1997 and 1996, respectively.

     NET INCOME PER COMMON SHARE
     Basic and diluted income per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share." All income per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

     USE OF ESTIMATES
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME
     As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the foreign currency translation adjustments related to VJCL to be included in other comprehensive income.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the costs of start-up activities to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company does not believe that the adoption of this Statement will have a material effect on the Company's financial statements.

2.   ACQUISITION

     Effective July 1, 1998, the Company and its wholly-owned subsidiary VJCL, acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. Group ("JT"). The assets acquired included automated manufacturing equipment, existing raw material and finished goods inventories, customer lists and certain intellectual property. VJCL also assumed certain warranty obligations for products manufactured by JT prior to the acquisition date and for a six month transition period ending December 31, 1998. The acquisition was accounted for by the purchase method. The total value of consideration given and liabilities assumed aggregated $19.1 million. In addition to cash payments for inventories, the Company has agreed to pay for the automated equipment in three equal installments of $5.3 million, through December 31, 1999. The total cost of the purchase in excess of the net assets acquired of approximately $1.5 million is being amortized over ten years. The following unaudited pro forma financial information for the years ended December 31, 1998 and 1997 assumes the acquisition occurred as of January 1, 1998 and 1997, respectively (in thousands, except per share amounts):

                                                   1998                1997
                                                   ----                ----

Net revenues                                   $173,421            $179,816
Net income                                     $ 14,216            $ 22,980
Net income per share-diluted                      $0.33               $0.53

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of January 1, 1998 and 1997, respectively, nor are they necessarily indicative of future operating results.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVENTORIES

     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows (in thousands):

                                                         December 31
                                                         -----------
                                                   1998               1997
                                                   ----               ----

     Raw materials                              $19,084            $16,715
     Work-in-process                              4,334              3,774
     Finished goods                               6,052              2,959
                                                -------            -------
                                                $29,470            $23,448
                                                =======            =======

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):

                                                                   December 31
                                                                   -----------
                                                               1998         1997
                                                               ----         ----

Land                                                       $  2,089     $  2,089
Buildings and improvements                                   24,370       11,644
Machinery and equipment                                     107,329       58,563
Furniture and fixtures                                        4,725        3,720
Leasehold improvements                                        3,151        2,335
Building construction-in-progress                            10,616        3,160
Construction-in-progress                                     19,053       37,841
                                                            -------      -------
                                                            171,333      119,352
Less accumulated depreciation and amortization               60,259       49,550
                                                           --------     --------
                                                           $111,074     $ 69,802
                                                           ========     ========

     At December 31, 1998, the Company had approximately $3,100,000 of capital expenditure commitments.

5.   NOTES RECEIVABLE

     In May 1997, the Company received a promissory note in the amount of $7,500,000 from an unrelated third party in exchange for $5,000,000 in cash plus the termination of an existing note in the amount of $2,500,000. The note bears interest at 9% and is due in May 2002. The note is secured by a mortgage on certain real estate and by the assignment of certain leases and other contracts.

     The Company's President has borrowed a total of $1,425,393 from the Company pursuant to a series of unsecured term notes. The notes have terms of five years and are due at various dates through August 2002. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 1998, the notes and interest receivable balance was approximately $1,724,000
($1,601,000 as of December 31, 1997) and the applicable interest rate at December 31, 1998 was 6.75% (7.50% at December 31, 1997).

    Two Vice-Presidents of the Company have borrowed a total of $111,000 from the Company pursuant to term notes. One note for $35,000 was repaid in 1998. The remaining notes are unsecured and bear interest at the Company's prime borrowing rate less 1%. As of December 31, 1998, the notes and interest receivable balance was approximately $39,000 ($87,000 as of December 31, 1997). The applicable interest rate at December 31, 1998 was 6.75% (7.50% at December 31, 1997).

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   FINANCING ARRANGEMENTS

     The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. Borrowings under this line would bear interest at the Company's option of an interest rate equal to the Lender's base rate, 30 day LIBOR + 1.75% or the 30 day Banker's Acceptance (BA) rate + 2.25%.

7.   STOCKHOLDERS' EQUITY

     In November 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1998, the Company spent $17,625,000 in the repurchase of its Common Stock.

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

     During 1998, a total of 193,832 shares of Common Stock were issued upon the exercise of stock options, and 70,500 shares of Class B Common Stock were converted into 70,500 shares of Common Stock.

8.   INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):



                                                               1998                1997               1996
                                                               ----                ----               ----
Numerator:
    Net income                                                $15,835             $26,217             $25,639
                                                              =======             =======             =======

Denominator:
    Denominator for basic income per share -
    weighted average shares                                    42,292              42,595              41,947

    Effect of dilutive securities:
        Employee stock options                                    493                 749                 817
                                                                -----               -----              ------

    Denominator for diluted income per share -
    adjusted weighted-average shares and
    assumed conversions                                        42,785              43,344              42,764
                                                               ======              ======              ======
Basic income per share                                        $   .37             $   .62             $   .61
                                                              =======             =======             =======

Diluted income per share                                      $   .37             $   .60             $   .60
                                                              =======             =======             =======


     Options to purchase 663,587 shares of Common Stock were outstanding during 1998 (20,615 in 1997 and 23,976 in 1996), but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   EMPLOYEE BENEFIT PLANS

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

     Under the Company's 1998 Stock Option and Incentive Plan (the "1998 Plan"), the Board of Directors or the Compensation Committee may grant certain stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 1998 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant. As of December 31, 1998, no stock incentive awards were granted under the 1998 Plan.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS (Continued)

Activity as to stock options is as follows:

                                                                       1998             1997               1996
                                                                       ----             ----               ----

     Outstanding at beginning of year                               2,197,852        2,022,005          2,354,480
         Granted                                                      841,934        1,106,302            943,426
         Forfeited and expired                                       (221,297)        (197,448)          (587,125)
         Exercised                                                   (193,832)        (733,007)          (688,776)
                                                                     --------         --------           --------

     Outstanding at end of year                                     2,624,657        2,197,852          2,022,005
                                                                    =========        =========          =========

     Exercisable at end of year                                     1,650,164        1,336,125          1,552,672
                                                                    =========        =========          =========

     Weighted - average exercise price:
         Outstanding at beginning of year                              $11.15           $ 8.97              $ 8.01
         Granted                                                       $25.72           $16.92              $14.97
         Forfeited and expired                                         $21.05           $15.49              $16.73
         Exercised                                                     $ 8.10           $12.55              $ 7.56
         Outstanding at end of year                                    $15.29           $11.15              $ 8.97
         Exercisable at end of year                                    $12.33           $ 7.60              $ 7.24

     Weighted - average fair value of
         options granted during the year                          $     13.71     $       6.74        $       4.38
     Price range per share of outstanding options                 $ .84-31.13     $  .84-30.19        $  .84-24.50
                                                                  ===========     ============        ============
     Price range per share of options granted                     $8.06-28.50     $13.38-30.19        $14.38-24.50
                                                                  ===========     ============        ============
     Price range per share of options exercised                   $8.00-29.56     $ 1.00-24.38        $  .15-19.56
                                                                  ===========     ============        ============
     Available for grant at end of year                             2,468,312        1,088,996           2,002,247
                                                                  ===========     ============        ============




The weighted - average contractual life for options outstanding as of December 31, 1998 is 5.53 years.

The following table summarizes information about stock options outstanding as of December 31, 1998:

                                                             Range of Exercise Prices
                                                              ------------------------

                                         $.84-$3.16         $3.38-$11.13         $11.25-$18.13         $18.38-$31.13
                                         ----------         ------------         -------------         -------------
Options Outstanding:
--------------------
Number Outstanding                          501,488              458,452               883,902               780,815
Weighted-Average Remaining
     Contractual Life                          2.53                 5.51                  6.38                  6.49
Weighted-Average
     Exercise Price                           $1.63                $8.35                $16.03                $27.32

Options Exercisable:
--------------------
Number Exercisable                          501,488              350,129               444,297               354,250
Weighted-Average
     Exercise Price                           $1.63                $7.75                $15.95                $27.46

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   EMPLOYEE BENEFIT PLANS (Continued)

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.3%, 6.1% and 5.4%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .55, .52 and .54; and a weighted-average expected life of the option of 3.4, 3.3 and 1.7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                  1998           1997            1996
                                                  ----           ----            ----
Pro forma net income                           $12,964         $23,947          $23,658

Pro forma net income per share:
      Basic                                    $   .31         $   .56          $   .56
      Diluted                                  $   .30         $   .55          $   .55


     The effects on 1998, 1997 and 1996 pro forma net income and net income per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only four, three and two years, respectively, of option grants under the Company's plans.

     401(k) Plan

     The Company sponsors a savings plan available to all domestic employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company does not make contributions to this plan.

     Stock Bonus Plan

     Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 1998, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested in full. No further awards are contemplated under this plan at present.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                December 31
                                                              1998        1997
                                                              ----        ----

Deferred tax assets:
    Inventory reserves                                      $ 1,418     $ 1,058
    Vacation                                                    665         544
    Investment tax credit carryforward                          500           -
    Bad debt                                                    393         400
    Other                                                       411         337
                                                              ------       -----
         Total deferred tax assets (current)                  3,387       2,339
Deferred tax liabilities:
    Depreciation                                             (1,819)       (682)
    Patent amortization                                      (1,384)     (1,170)
                                                             ------      ------
         Total deferred tax liabilities (noncurrent)         (3,203)     (1,852)
                                                             ------      ------
         Net deferred tax assets                            $   184     $   487
                                                            =======     =======


     Significant components of the provision for income taxes are as follows (in thousands):


                                            1998          1997            1996
                                            ----          ----            ----
Federal:
    Current                               $  6,573      $ 12,877       $ 12,662
    Deferred (prepaid)                         303          (201)           (28)
                                            -------      -------         -------
                                             6,876        12,676         12,634
State:
    Current                                    576         2,071          2,119
                                          --------      --------       ---------
                                          $  7,452      $ 14,747       $ 14,753
                                          ========      ========       =========


     The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

                                                               1998      1997      1996
                                                               ----      ----      ----
Statutory federal tax rate                                     35.0%      35.0%    35.0%
State income taxes, net of federal income tax benefit           1.6        3.3      3.5
Tax credits                                                    (4.7)      (0.8)    (0.6)
Foreign Sales Corporation benefit                              (1.1)      (1.5)    (1.4)
Other                                                           1.2          -        -
                                                               -----      -----    -----
                                                               32.0%      36.0%    36.5%
                                                              ======      =====    =====

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

    Year
    ----
     1999                                         $1,516
     2000                                            614
     2001                                            210
     2002                                            146
     2003                                             79

     Rent expense was approximately $1,534,000, $1,383,000, and $1,329,000 in 1998, 1997 and 1996, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse effect on the Company.

12.  SEGMENT INFORMATION

     The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 1998, 1997 and 1996, no customer constituted more than 10% of net revenues. Export sales, as a percentage of total revenue, were approximately 29%, 31%, and 30% in 1998, 1997 and 1996, respectively. Export sales and receipts are recorded and received in U.S. dollars. Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

13.  LICENSE AGREEMENT AND LITIGATION SETTLEMENT

     On February 1, 1999, the Company and Reltec Corporation ("Reltec") entered into a license agreement under which Reltec acquired a non-exclusive, worldwide license to use Vicor's patented "reset" technology. Concurrently, the Company and Reltec agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license and the separate settlement of the litigation, Reltec will make a one-time payment of $22.5 million into an escrow fund. Vicor is obligated to make know-how and technical support available to Reltec under the license and will receive and recognize income from the escrow fund through the year 2001.

14.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                        First         Second          Third          Fourth          Total
                                        -----         ------          -----          ------          -----
1998:    Net revenues                 $43,192        $41,718        $39,318        $40,406        $164,634
         Gross profit                  20,747         18,840         17,233         17,129          73,949
         Net income                     5,415          4,155          3,042          3,223          15,835
         Net income per share:
             Basic                        .13            .10            .07            .08             .37
             Diluted                      .12            .10            .07            .08             .37

                                        First         Second          Third          Fourth          Total
                                        -----         ------          -----          ------          -----
1997:    Net revenues                 $37,939        $39,718        $41,400        $43,186        $162,243
         Gross profit                  20,062         20,416         21,433         22,098          84,009
         Net income                     5,976          6,363          7,130          6,748          26,217
         Net income per share:
             Basic                        .14            .15            .17            .16             .62
             Diluted                      .14            .15            .16            .15             .60

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 1999 annual meeting of stockholders.

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

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

(a) (3) EXHIBITS

     Exhibits     Description of Document

        3.1     o Restated Certificate of Incorporation*
        3.2     o Bylaws, as amended*
        4.1     o Specimen Common Stock Certificate*
       10.1     o 1984 Stock Option Plan of the Company, as amended*
       10.2     o Lease dated December 30, 1989, by and between the Company and
                  David J. Carlberg and Paul Bruk, Jr., as Trustees of Frontage Road Realty Trust, relating to the corporate offices and manufacturing facilities at 23 Frontage Road, as amended*
       10.3     o Military/Aerospace License Agreement dated as of March 1,1985, by and between the Company and Kollmorgen Corporation*
       10.4     o Western Europe License  Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation*
       10.5     o Switching Power Supply Patents and Know-How  Agreement dated as of December 2, 1986, by and between the Company and Reliance Electric Company*
       10.6     o Switching  Power  Supply  Patent and  Information  Agreement
                  dated as of June 29, 1988, by and between VLT Corporation and Integran, Inc.*
       10.7     o Vicor Corporation Employee Stock Bonus Plan*
       10.8     o Vicor Corporation 401(k) Plan*
       10.9     o Amendment to Switching Power Supply Patents and Know-How
                  Agreement dated as of May 17, 1990, by and among the Company, VLT Corporation and Reliance Comm/Tec Corporation**
       10.10    o $1,500,000 Promissory Note (Lot 3) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
       10.11    o $1,500,000 Promissory Note (Lot 2) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
       10.12    o $1,000,000 Promissory Note (Lot 6A) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992***
       10.13    o Mortgage and Security Agreement (Lot 6A) to Vicor Corporation
                  from Andover Park Realty Trust dated September 14, 1992***
       10.14    o 1993 Stock Option Plan****
       10.15    o $7,500,000 Promissory Note to Vicor Corporation from Andover
                  Park Realty Trust dated May 29,1997*****
       10.16    o Loan Agreement between Vicor Corporation and Andover Park
                  Realty Trust dated May 29, 1997*****
       10.17    o Mortgage and Security Agreement to Vicor Corporation from
                  Andover Park Realty Trust dated May 29, 1997*****
       10.18    o 1998 Stock Option and Incentive Plan******
       21.1     o Subsidiaries of the Company (1)
       23.1     o Consent of Independent Auditors (1)
       27.1     o Financial Data Schedule for 1998 (1)

                * Filed as an exhibit to the Company's Registration Statement on
                  Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
               ** Filed as an exhibit  to the  Company's  Annual  Report on Form
                  10-K  for  the  fiscal  year  ended   December  31,  1990  and
                  incorporated herein by reference.
              *** Filed as an exhibit to the  Company's  Current  Report on Form
                  8-K dated September 14, 1992 and incorporated herein by reference.
             **** Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
            ***** Filed as an exhibit to the Company's  Form 10-Q dated June 30,
                  1997 and incorporated herein by reference.
           ****** Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933
                  (No. 333-61177), and incorporated herein by reference.
              (1) Filed herewith

(b) REPORTS ON FORM 8-K
     None

                                VICOR CORPORATION
                                   SCHEDULE II
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997 and 1996



                                                            (Credit)
                                     Balance at             Charge to             Other               Balance at
                                     Beginning              Costs and            Changes                 End
                                     Of Period              Expenses             Deductions (1)       Of Period
                                     ---------              --------             --------------       ---------
1998

Allowance for doubtful
     accounts                         $971,000             $ 11,000             ($27,000)             $955,000

1997

Allowance for doubtful
     accounts                         $879,000             $  5,000             $ 87,000              $971,000

 1996

Allowance for doubtful
     accounts                         $786,000             $ 10,000             $ 83,000              $879,000

(1) Reflects uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: March 24, 1999                                Vicor Corporation

                                                 By: /s/Mark A. Glazer
                                                 -----------------------
                                                     Mark A. Glazer
                                                     Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  Signature                              Title                    Date


/s/Patrizio Vinciarelli         President and Chairman       March 24, 1999
------------------------        of the Board (Principal
Patrizio Vinciarelli            Executive Officer)



/s/Mark A. Glazer               Chief Financial Officer      March 24, 1999
------------------------
Mark A. Glazer


/s/Estia J. Eichten             Director                     March 24, 1999
------------------------
Estia J. Eichten


/s/David T. Riddiford           Director                     March 24, 1999
------------------------
David T. Riddiford


/s/Jay M. Prager                Director                     March 24, 1999
------------------------
Jay M. Prager


/s/M. Michael Ansour            Director                     March 24, 1999
-----------------------
M. Michael Ansour