Form 10-Q
period 1999-03-31
VICOR CORP
filed 1999-05-14
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                       ----------------------------------


                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended           March 31, 1999
                                   ---------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from
                                   ---------------------------------------------

     Commission File Number                   0-18277
                           -----------------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                             04-2742817
(State of Incorporation)           (IRS Employer Identification Number)

               25 Frontage  Road,  Andover,  Massachusetts  01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999.

     Common  Stock,  $.01 par  value  ----------------29,282,073
     Class B Common Stock, $.01 par value ------------12,042,409
================================================================================



                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                           Page
                                                                           ----


Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                             1
           March 31, 1999 and December 31, 1998

           Condensed Consolidated Statement of Income                          2
           for the three months ended March 31, 1999 and 1998

           Condensed Consolidated Statement of Cash Flows                      3
           for the three months ended March 31, 1999 and 1998

           Notes to Condensed Consolidated Financial                         4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                         6-9
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                                10

    Item 2 - Changes in Securities                                            10

    Item 3 - Defaults Upon Senior Securities                                  10

    Item 4 - Submission of Matters to a Vote of                               10
              Security Holders

    Item 5 - Other Information                                                10

    Item 6 - Exhibits and Reports on Form 8-K                                 10

    Signature(s)                                                              11

                                                                       FORM 10-Q
                                                                          PART 1
                                                                          ITEM 1
                                                                          PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                                            March 31, 1999            December 31, 1998
                                                            --------------            -----------------
           Assets

Current assets:

    Cash and cash equivalents                                $  54,718                  $  58,897
    Accounts receivable, net                                    26,119                     28,245
    Inventories, net                                            29,563                     29,470
    Other current assets                                         5,025                      5,071
                                                               -------                    -------
         Total current assets                                  115,425                    121,683

Property, plant and equipment, net                             111,881                    111,074
Notes receivable                                                 9,082                      9,091
Other assets                                                     7,978                      7,703
                                                             ---------                  ---------
                                                             $ 244,366                  $ 249,551
                                                             =========                  =========


Liabilities and Stockholders' Equity

Current liabilities:

    Amounts due for assets acquired                          $  10,666                  $  16,000
    Accounts payable                                             7,652                      9,919
    Accrued liabilities                                         14,868                     11,170
                                                              ---------                   -------
         Total current liabilities                              33,186                     37,089

Deferred income taxes                                            3,203                      3,203

Stockholders' equity:

    Preferred Stock                                                 --                         --
    Class B Common Stock                                           120                        121
    Common Stock                                                   343                        342
    Additional paid-in capital                                 100,516                    100,255
    Retained earnings                                          170,556                    166,891
    Accumulated other comprehensive income                         115                        349
    Treasury stock, at cost                                    (63,673)                   (58,699)
                                                             ----------                 ----------
         Total stockholders' equity                            207,977                    209,259
                                                             ----------                 ----------
                                                             $ 244,366                  $ 249,551
                                                             ==========                 ==========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)



                                                                 Three Months Ended
                                                                 ------------------
                                                      March 31, 1999             March 31, 1998
                                                      --------------             --------------
Net revenues:

      Product                                            $34,396                  $41,835
      License                                              7,568                    1,357
                                                         -------                   ------
                                                          41,964                   43,192

Costs and expenses:

      Cost of revenue                                     23,276                   22,445
      Selling, general and administrative                  8,889                    8,317
      Research and development                             5,151                    5,516
                                                         -------                   ------
                                                          37,316                   36,278
                                                         -------                   ------

Income from operations                                     4,648                    6,914

Other income                                                 742                    1,412
                                                         -------                   ------

Income before income taxes                                 5,390                    8,326

Provision for income taxes                                 1,725                    2,911
                                                         -------                  -------

Net income                                               $ 3,665                  $ 5,415
                                                         =======                  =======


Net income per common share:
      Basic                                              $  0.09                  $  0.13
      Diluted                                            $  0.09                  $  0.12

Shares used to compute net income per share:
      Basic                                               41,530                   42,896
      Diluted                                             41,925                   43,697




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1999       March 31, 1998
                                                                --------------       --------------
Operating activities:
    Net income                                                    $  3,665                $  5,415

    Adjustments  to  reconcile  net  income to net
    cash  provided  by  operating activities:
        Depreciation and amortization                                3,710                   2,063
        Loss on disposal of equipment                                   78                       3
        Change in current assets and
         liabilities, net                                           (1,824)                  1,428
                                                                   --------                -------

           Net cash provided by operating activities                 5,629                   8,909

Investing activities:
    Additions to property, plant and equipment                      (4,333)                 (7,689)
    Proceeds from sale of equipment                                     10                      14
    Decrease in notes receivable                                         9                       8
    Increase in other assets                                          (547)                 (2,263)
                                                                    -------                 -------

           Net cash used in investing activities                    (4,861)                 (9,930)


Financing activities:
    Tax benefit relating to stock option plans                          24                     322
    Proceeds from issuance of Common Stock                             237                   1,017
    Acquisitions of treasury stock                                  (4,974)                     --
    Other                                                             (234)                     --
                                                                    -------                  ------
           Net cash (used in) provided by financing
            activities                                              (4,947)                  1,339
                                                                    -------                  ------

Net (decrease) increase in cash and cash equivalents                (4,179)                    318

Cash and cash equivalents at beginning of period                    58,897                  84,859
                                                                  --------                --------
Cash and cash equivalents at end of period                        $ 54,718                $ 85,177
                                                                  ========                ========



                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                              1999         1998
                                                              ----         ----
Numerator:
  Net income                                                $ 3,665      $ 5,415
                                                            =======      =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                          41,530       42,896

  Effect of dilutive securities:
     Employee stock options                                     395          801
                                                            -------       ------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                                        41,925       43,697
                                                             ======       ======

Basic income per share                                      $  0.09      $  0.13
                                                            =======      =======

Diluted income per share                                    $  0.09      $  0.12
                                                            =======      =======

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Continued)

3.  INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 1999 and December 31, 1998 (in thousands):

                                        March 31, 1999        December 31, 1998
                                        --------------        -----------------

Raw materials ........................       $18,311             $19,084
Work-in-process ......................         5,042               4,334
Finished goods .......................         6,210               6,052
                                            --------             --------
                                             $29,563             $29,470
                                            ========             ========

4.  COMPREHENSIVE INCOME

Total comprehensive income was $3,431,000 and $5,415,000 for the three months ended March 31, 1999 and 1998, respectively.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1999

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net revenues for the first quarter of 1999 were $41,964,000, a decrease of $1,228,000 (2.8%) as compared to $43,192,000 for the same period a year ago. The decrease in net revenues resulted primarily from a reduction in unit shipments of standard and custom products of approximately $7,200,000 offset by an increase in license revenues of approximately $6,200,000. The increase in license revenue was primarily due to a non-recurring payment from a licensee for past use of Vicor's intellectual property. As a result of increased product bookings during the first quarter of 1999, backlog grew by 24% to $45,700,000 compared with $37,000,000 at December 31, 1998.

Gross margin decreased  $2,059,000  (9.9%) from $20,747,000 to $18,688,000,  and decreased as a percentage of net revenues from 48.0% to 44.5%. The primary components of the decrease in gross margin dollars and percentage were attributable to depreciation on the second-generation automated production line in the first quarter of 1999 of approximately $1,242,000, increases in the unit cost of first generation product, changes in the revenue mix and a non-recurring charge of $700,000 for exit costs in connection with the relocation of certain manufacturing operations from a leased facility to the Company's owned manufacturing facility located at Federal Street in Andover, Massachusetts. Gross margins for the remainder of 1999 will continue to be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained.

Selling, general and administrative expenses were $8,889,000 for the period, an increase of $572,000 (6.9%) over the same period in 1998. As a percentage of net revenues, selling, general and administrative expenses increased to 21.2% from 19.3%. The principal components of the $572,000 increase were $806,000 (100.0%) of expenses incurred by Vicor Japan Company Ltd. ("VJCL"), which began operations in July 1998 and $476,000 (167.6%) of increased legal expenses. The principal components offsetting the above increases were a decrease of $348,000 (27.1%) in sales commission expense and a decrease of $325,000 (43.4%) in advertising costs.

Research and development expenses were $5,151,000 for the period, a decrease of $365,000 (6.6%) over the same period in 1998. As a percentage of net revenues, research and development expenses decreased from 12.8% to 12.3%. The principal component of the $365,000 decrease was $815,000 (26.6%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing production cost centers which are charged to cost of sales and which are primarily related to the second-generation product line. The principal components offsetting the above decrease were $293,000 (100%) of increased research and development expenses associated with the operations of VJCL and $168,000 (13.9%) of increased project materials costs.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1999
                                   (continued)



Other income decreased $670,000 (47.5%) from the same period a year ago to $742,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transactions. Interest income decreased primarily due to a decrease in cash and cash equivalent balances and a decrease in the average interest rates.

Income before income taxes was $5,390,000, a decrease of $2,936,000 (35.3%) compared to the same period in 1998. As a percentage of net revenues, income before income taxes decreased from 19.3% to 12.8% primarily due to the gross margin decrease and the increase in operating expenses as discussed above.

The effective tax rate for the first quarter of 1999 was 32%, compared to 35% for the same period in 1998. The decrease in the effective tax rate was due to the impact of expected tax credits in 1999.

Net income per share (diluted) was $.09 for the first quarter of 1999, compared to $.12 for the first quarter of 1998, a decrease of $.03 (25.0%).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had $54,718,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 3.5:1 compared to 3.3:1 at December 31, 1998. Working capital decreased $2,355,000, from $84,594,000 at December 31, 1998 to $82,239,000 at March 31, 1999. The primary factors affecting the working capital decrease were a decrease in cash of $4,179,000 and a decrease in accounts receivable of $2,126,000, offset by a decrease in current liabilities of $3,903,000. The primary uses of cash for the first three months of 1999 were for the acquisition of treasury stock of $4,974,000 and for additions to property and equipment of $4,333,000, offset by cash provided by operating activities of $5,629,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 1999, the Company had approximately $1,400,000 of capital expenditure commitments, including approximately $1,100,000 related to the construction of new and expanded facilities.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1999
                                   (continued)


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

The compliance team is using the following phased approach to Year 2000 readiness: internal inventory, vendor questionnaires, assessment, planning (which involves establishing timetables and cost estimates), remediation and testing. The internal inventories for both IT and non-IT systems have been completed. Vendor questionnaires for both IT and non-IT systems have been circulated and responses have been received and reviewed. For both IT and non-IT systems, there are approximately 5 critical vendors from which responses either have not been received or have not indicated compliance. The compliance team and the purchasing department are following up with these vendors. Both the assessment phase and the planning phase have been completed for the IT systems and for non-IT systems. The remediation and testing phases will commence and are expected to be completed during the second quarter of 1999 for IT systems. The remediation phase for non-IT systems is expected to be completed during the second quarter of 1999, with testing to run into the third quarter of 1999.

Vicor's current primary business information system was known to be non-compliant and a vendor was selected to assist the Company in bringing this system into compliance. The system was brought into compliance and tested during the first quarter of 1999, with final implementation targeted for completion in the second quarter. In addition, the Company is proceeding with the phased installation of a new Enterprise Resource Planning (ERP) system which will replace the upgraded, Year 2000 compliant primary business information system. The installation of the Year 2000 compliant ERP system should not be necessary for the Company to achieve Year 2000 compliance with respect to its business information system and such ERP system will not be fully installed by December 31, 1999. Phases of this installation have been delayed due to other Year 2000 compliance efforts.

The total external cost of the Year 2000 project is estimated to be $6.0 million, of which a significant portion is for the new ERP system. Internal costs are not considered to be incremental, and are therefore not included in the amount. Of the total project cost, approximately $2.2 million will be capitalized for the purchase of new software and hardware enhancements, and the balance of $3.8 million will be expensed as incurred through 2001, which is not expected to have a material effect on the results of operations. Through March 31, 1999, the Company has incurred approximately $2.9 million ($1.1 million expensed and $1.8 million capitalized), of which approximately $164,000 was incurred in the first quarter of 1999 ($64,000 expensed and $100,000 capitalized).

The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future Year 2000 compliance within Vicor is dependent on certain key personnel, and on vendors' equipment and internal systems. Therefore, unresolved Year 2000 issues remain a possibility.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1999
                                   (continued)

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

The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information will prove to be accurate. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Risks to completing the Year 2000 project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

                                                                       FORM 10-Q
                                                                         PART II
                                                                        ITEM 1-6
                                                                         PAGE 10

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 1999


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


                                                    VICOR CORPORATION

Date: May 13, 1999                                  By: /s/ Patrizio Vinciarelli
                                                       -------------------------
                                                       Patrizio Vinciarelli
                                                       President and Chairman
                                                       of the Board


Date: May 13, 1999                                  By: /s/ Mark A. Glazer
                                                        ------------------------
                                                        Mark A. Glazer
                                                        Chief Financial Officer