Form 10-Q
period 1999-06-30
VICOR CORP
filed 1999-08-05
CIK 751978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------



                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended             June 30, 1999
                                   --------------------------------------------

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from
                                    --------------------------------------------

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

                                 (978) 470-2900
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999.

     Common  Stock,  $.01 par  value  ----------------29,278,689
     Class B Common Stock, $.01 par value ------------12,074,309


================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page
                                                                        ----


Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                         1
           June 30, 1999 and December 31, 1998

           Condensed Consolidated Statement of Income                      2
           for the quarters ended June 30, 1999 and 1998 and
           for the six months ended June 30, 1999 and 1998

           Condensed Consolidated Statement of Cash Flows                  3
           for the six months ended June 30, 1999 and 1998

           Notes to Condensed Consolidated Financial                     4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                    6-10
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                            11

    Item 2 - Changes in Securities                                        11

    Item 3 - Defaults Upon Senior Securities                              11

    Item 4 - Submission of Matters to a Vote of                           11
              Security Holders

    Item 5 - Other Information                                            11

    Item 6 - Exhibits and Reports on Form 8-K                             11

    Signature(s)                                                          12

                                                                       FORM 10-Q
                                                                          PART 1
                                                                          ITEM 1
                                                                          PAGE 1
                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                                           June 30, 1999          December 31, 1998
                                                           -------------          -----------------
         Assets

Current assets:

    Cash and cash equivalents                               $  48,993                $  58,897
    Accounts receivable, net                                   30,572                   28,245
    Inventories, net                                           28,284                   29,470
    Other current assets                                        4,899                    5,071
                                                              -------                  -------
         Total current assets                                 112,748                  121,683

Property, plant and equipment, net                            109,536                  111,074
Notes receivable                                                9,169                    9,091
Other assets                                                    9,679                    7,703
                                                            ---------                ---------
                                                            $ 241,132                $ 249,551
                                                            =========                =========


Liabilities and Stockholders' Equity

Current liabilities:

    Amounts due for assets acquired                         $   5,333                $  16,000
    Accounts payable                                            7,987                    9,919
    Accrued liabilities                                        12,595                   11,170
                                                               ------                   ------
         Total current liabilities                             25,915                   37,089

Deferred income taxes                                           3,203                    3,203

Stockholders' equity:

    Preferred Stock                                                --                       --
    Class B Common Stock                                          121                      121
    Common Stock                                                  343                      342
    Additional paid-in capital                                101,161                  100,255
    Retained earnings                                         174,724                  166,891
    Accumulated other comprehensive income (loss)                (161)                     349
    Treasury stock, at cost                                   (64,174)                 (58,699)
                                                              -------                  -------
                  Total stockholders' equity                  212,014                  209,259
                                                            ---------                ---------
                                                            $ 241,132                $ 249,551
                                                            =========                =========



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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)



                                                      Three Months Ended            Six Months Ended
                                                      ------------------            ----------------
                                                           June 30,                     June 30,
                                                      1999        1998               1999       1998
                                                      ----        ----               ----       ----

         Product                                    $42,446      $40,157           $76,842      $81,992
         License                                      2,362        1,561             9,930        2,918
                                                    -------      -------           -------      -------
                                                     44,808       41,718            86,772       84,910


Costs and expenses:

       Cost of revenue                               26,007       22,878            49,283       45,323
       Selling, general and administrative            8,554        8,576            17,443       16,893
       Research and development                       4,869        5,178            10,020       10,694
                                                    -------       ------            ------       ------
                                                     39,430       36,632            76,746       72,910
                                                     ------       ------            ------       ------

Income from operations                                5,378        5,086            10,026       12,000

Other income                                            752        1,310             1,494        2,722
                                                      -----        -----             -----        -----

Income before income taxes                            6,130        6,396            11,520       14,722

Provision for income taxes                            1,962        2,241             3,687        5,152
                                                    -------      -------           -------      -------

Net income                                          $ 4,168      $ 4,155           $ 7,833      $ 9,570
                                                    =======      =======           =======      =======


Net income per common share:
       Basic                                        $  0.10      $  0.10           $  0.19      $  0.22
       Diluted                                      $  0.10      $  0.10           $  0.19      $  0.22

Shares used to compute net income per share:
       Basic                                         41,328       42,547            41,429       42,721
       Diluted                                       42,155       43,019            42,040       43,358









                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                        Six Months Ended
                                                                        ----------------
                                                                 June 30, 1999   June 30, 1998
                                                                 -------------   -------------
Operating activities:
    Net income                                                    $  7,833        $  9,570

    Adjustments  to  reconcile  net  income to
    net cash  provided  by  operating activities:
        Depreciation and amortization                                7,594           5,219
        (Gain)loss on disposal of equipment                             75             (24)
        Change in current assets and
         liabilities, net                                          (12,320)          3,555
                                                                   -------          ------

           Net cash provided by operating activities                 3,182          18,320

Investing activities:
    Additions to property, plant and equipment                      (7,346)        (17,966)
    Proceeds from sale of equipment                                     17              41
    Increase in notes receivable                                       (78)            (21)
    Increase in other assets                                          (814)         (2,874)
                                                                   -------         -------

           Net cash used in investing activities                    (8,221)        (20,820)


Financing activities:
    Tax benefit relating to stock option plans                         211             611
    Proceeds from issuance of Common Stock                             696           1,483
    Acquisitions of treasury stock                                  (5,475)        (13,537)
                                                                   --------        --------

         Net cash used in financing activities                      (4,568)        (11,443)

Effect of foreign exchange rates on cash                              (297)             --
                                                                   --------        --------
         Net decrease in cash and cash equivalents                  (9,904)        (13,943)

Cash and cash equivalents at beginning of period                    58,897          84,859
                                                                  --------        --------
Cash and cash equivalents at end of period                        $ 48,993        $ 70,916
                                                                  ========        ========





                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six- months periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                        --------                      --------
                                                    1999      1998                1999         1998
                                                    ----      ----                ----         ----
  Net Income                                     $ 4,168     $ 4,155             $ 7,833      $ 9,570
                                                 =======     =======             =======      =======

Denominator:
  Denominator for basic income
  per share-weighted average shares               41,328      42,547              41,429       42,721

  Effect of dilutive securities:
     Employee stock options                          827         472                 611          637
                                                  ------      ------              ------       ------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                             42,155      43,019              42,040       43,358
                                                  ======      ======              ======       ======

Basic income per share                           $  0.10     $  0.10             $  0.19      $  0.22
                                                 =======     =======             =======      =======

Diluted income per share                         $  0.10     $  0.10             $  0.19      $  0.22
                                                 =======     =======             =======      =======

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Continued)

3.  INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 1999 and December 31, 1998 (in thousands):


                                   June 30, 1999     December 31, 1998
                                   -------------     -----------------
Raw materials ..................      $17,151             $19,084
Work-in-process ................        5,971               4,334
Finished goods .................        5,162               6,052
                                      -------             -------
                                      $28,284             $29,470
                                      =======             =======

4. COMPREHENSIVE INCOME

Total comprehensive income was $3,892,000 and $7,323,000 for the three and six months ended June 30, 1999 and $4,155,000 and $9,570,000 for the three and six months ended June 30, 1998. Other comprehensive income consisted of adjustments for foreign currency translation losses in the amounts of $276,000 and $510,000 for the three and six months ended June 30, 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1999

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net revenues for the second quarter of 1999 were $44,808,000, an increase of $3,090,000 (7.4%) as compared to $41,718,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $2,300,000 and an increase in license revenue of approximately $800,000.

Gross margin  decreased  $39,000 (0.2%) to  $18,801,000  from  $18,840,000,  and decreased as a percentage of net revenues from 45.2% to 42.0%. The primary components of the decrease in gross margin dollars and percentage were attributable to changes in the revenue mix.

Selling, general and administrative expenses were $8,554,000 for the period, a decrease of $22,000 (0.3%) over the same period in 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 19.1% from 20.6%. The principal components of the $22,000 decrease were $634,000 (54.5%) of decreased advertising costs, a $188,000 (5.5%) decrease in compensation expense and a decrease of $105,000 (8.4%) in sales commission expense. The principal component offsetting the above decreases were $853,000 of new expenses incurred by Vicor Japan Company Ltd. ("VJCL"), which began operations in July 1998.

Research and development expenses decreased $309,000 (6.0%) to $4,869,000 and decreased as a percentage of net revenues to 10.9% from 12.4%. The principal component of the $309,000 decrease was $850,000 (25.6%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing cost centers which are charged to cost of sales and which are primarily related to the second-generation product line. The principal components offsetting the above decrease were $298,000 of new research and development costs associated with the operations of VJCL and $84,000 (12.4%) of increased project material costs.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1999
                                   (continued)

Other income decreased $558,000 (42.6%) from the same period a year ago, to $752,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in cash and cash equivalent balances and a decrease in average interest rates.

Income before income taxes was $6,130,000, a decrease of $266,000 (4.2%) compared to the same period in 1998. As a percentage of net revenues, income before income taxes decreased from 15.3% to 13.7% primarily due to the decrease in other income as discussed above.

The effective tax rate for the second quarter of 1999 was 32%, compared to 35% for the same period in 1998. The decrease in the effective tax rate was due to the impact of expected tax credits in 1999.

Net income per share (diluted) was $.10 for the second quarters of 1999 and 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net revenues for the first six months of 1999 were $86,772,000, an increase of $1,862,000 (2.2%) as compared to $84,910,000 for the same period a year ago. The growth in net revenues resulted primarily from an increase in license revenue of approximately $7,000,000 offset by a decrease in unit shipments of standard and custom products of approximately $5,100,000. The increase in license revenue was primarily due to a non-recurring payment from a licensee for past use of Vicor's intellectual property.

Gross margin decreased  $2,098,000 (5.3%) to $37,489,000 from  $39,587,000,  and decreased as a percentage of net revenues from 46.6% to 43.2%. The primary components of the decrease in gross margin dollars and percentage were attributable to the increase in depreciation on the second-generation automated production line for the first six months of 1999 of approximately $1,500,000 as compared to the same period a year ago, changes in the revenue mix and to a non-recurring charge of $700,000 in the first quarter of 1999 for exit costs in connection with the relocation of certain manufacturing operations from a leased facility to the Company's owned manufacturing facility at Federal Street in Andover, Massachusetts. The gross margins for the remainder of 1999 will continue to be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained.

Selling, general and administrative expenses were $17,443,000 for the period, an increase of $550,000 (3.3%) over the same period in 1998. As a percentage of net revenues, selling, general and administrative expenses increased to 20.1% from 19.9%. The principal components of the $550,000 increase were $1,660,000 of expenses incurred by VJCL and $458,000 (112.1%) of increased legal expense. The principal components offsetting the above increases were a decrease of $894,000 (48.4%) in advertising costs and a decrease of $456,000 (18.0%) in sales commission expense.

Research and development expenses decreased $674,000 (6.3%) to $10,020,000 and decreased as a percentage of net revenues to 11.5% from 12.6%. The principal components of the $674,000 decrease were $1,837,000 (28.8%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing cost centers which are charged to cost of sales and which are primarily related to the second generation production line. The principal components offsetting the above decrease were $591,000 of research and development expense associated with the operations of VJCL and $249,000 (13.2%) of increased project material costs.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1999
                                   (continued)

Other income decreased $1,228,000 (45.1%) from the same period a year ago, to $1,494,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in cash and cash equivalent balances and a decrease in average interest rates.

Income before income taxes was $11,520,000, a decrease of $3,202,000 (21.7%) compared to the same period in 1998. As a percentage of net revenues, income before income taxes decreased from 17.3.% to 13.3% primarily due to the gross margin decrease and the decrease in other income as discussed above.

The effective tax rate for the six months ended June 30, 1999 was 32%, compared to 35% for the same period in 1998. The decrease in the effective tax rate was due to the impact of expected tax credits in 1999.

Net income per share (diluted) was $.19 for the six months ended June 30, 1999, compared to $.22 for the same period in 1998, a decrease of $.03 (13.6%).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had $48,993,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 4.4:1 compared to 3.3:1 at December 31, 1998. Working capital increased $2,239,000, from $84,594,000 at December 31, 1998 to $86,833,000 at June 30, 1999. The primary factors affecting the working capital increase were a decrease in current liabilities of $11,174,000 offset by a decrease in cash of $9,904,000. The primary uses of cash for the first six months of 1999 were for additions to property and equipment of $7,346,000 and the acquisition of treasury stock of $5,475,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 1999, the Company had approximately $400,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1999
                                   (continued)



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

The compliance team is using the following phased approach to Year 2000 readiness: internal inventory, vendor questionnaires, assessment, planning (which involves establishing timetables and cost estimates), remediation and testing. The internal inventories for both IT and non-IT systems have been completed. Vendor questionnaires for both IT and non-IT systems have been circulated and responses have been received and reviewed. Vicor is continuing to work closely with its critical vendors to ensure compliance. The remediation, testing and implementation phases have been completed for Vicor's business systems during the second quarter of 1999 as planned. The remediation, testing and implementation phases for non-IT systems are planned for the third quarter of 1999.

Vicor's current primary business information system was known to be non-compliant and a vendor was selected to assist the Company in bringing this system into compliance. The system was brought into compliance and tested during the first quarter of 1999, and was placed into production in the second quarter, as planned. In addition, the Company is proceeding with the phased installation of a new Enterprise Resource Planning (ERP) system which will replace the upgraded, Year 2000 compliant primary business information system. The installation of the Year 2000 compliant ERP system is not necessary for the Company to achieve Year 2000 compliance with respect to its business information system and such ERP system will not be fully installed by December 31, 1999. Phases of this installation have been delayed due to other Year 2000 compliance efforts.

The total external cost of the Year 2000 project is estimated to be $6.0 million, of which a significant portion is for the new ERP system. Internal costs are not considered to be incremental, and are therefore not included in the amount. Of the total project cost, approximately $2.2 million will be capitalized for the purchase of new software and hardware enhancements. The balance of $3.8 million will be expensed as incurred through January 1, 2001 and is not expected to have a material effect on the results of operations. All of these costs incurred after January 1, 2000 will be related only to the new ERP system. Through June 30, 1999, the Company has incurred approximately $2.9 million ($1.1 million expensed and $1.8 million capitalized), of which approximately $300,000 was incurred in the first six months of 1999 ($100,000 expensed and $200,000 capitalized).

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                         PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1999
                                   (continued)

The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future Year 2000 compliance within Vicor is dependent on certain key personnel, and on vendors' equipment and internal systems. Therefore, unresolved Year 2000 issues remain a possibility. As a result, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties (including municipalities and utilities) are not Year 2000 compliant. The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to failures with external infrastructures such as utilities, telecommunications and transportation systems, over which the Company has limited or no control. The Company has not analyzed the potential consequences to the results of operations, liquidity and financial condition of such a scenario. At present, the Company believes that it understands and has resources to remediate any remaining Year 2000 issues. The Company is continuing to consider the need for a formal contingency plan.

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

                                                                       FORM 10-Q
                                                                         PART II
                                                                        ITEM 1-6
                                                                         PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 1999


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The 1999 Annual Meeting of Stockholders of the Company was held on June 24, 1999. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:


  Nominee                      Votes for           Votes Withheld
  -------                      ---------           --------------
Patrizio Vinciarelli          135,332,015             208,106
Estia J. Eichten              135,331,626             208,495
Barry Kelleher                135,330,126             209,995
Jay M. Prager                 135,330,926             209,195
David T. Riddiford            135,343,926             196,195
M. Michael Ansour             135,344,126             195,995


There were 0 broker non-votes and 0 abstentions on this proposal.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits - 27.1 Financial Data Schedule
    b.   Reports on Form 8-K - none.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 12


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VICOR CORPORATION



  Date:  August 5, 1999                            By: /s/ Patrizio Vinciarelli
                                                      --------------------------
                                                      Patrizio Vinciarelli
                                                      President and Chairman
                                                      of the Board


  Date:  August 5, 1999                            By: /s/ Mark A. Glazer
                                                      --------------------------
                                                       Mark A. Glazer
                                                       Chief Financial Officer