Form 10-Q
period 1999-09-30
VICOR CORP
filed 1999-11-12
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


     For the quarterly period ended             September 30, 1999
                                    --------------------------------------------

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

                                 (978) 470-2900
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999.

             Common  Stock,  $.01 par value  ----------------29,169,635
             Class B Common Stock, $.01 par value -----------12,074,235

                               VICOR CORPORATION

                               INDEX TO FORM 10-Q



                                                                           Page
                                                                           ----


 Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                           1
           September 30, 1999 and December 31, 1998

           Condensed Consolidated Statement of Income                        2
           for the quarters ended September 30, 1999 and 1998 and
           for the nine months ended September 30, 1999 and 1998

           Condensed Consolidated Statement of Cash Flows                    3
           for the nine months ended September 30, 1999 and 1998

           Notes to Condensed Consolidated Financial                       4-5
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

                                                                       FORM 10-Q
                                                                          PART 1
                                                                          ITEM 1
                                                                          PAGE 1
                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                            September 30, 1999        December 31, 1998
                                            ------------------        -----------------

Assets
Current assets:

    Cash and cash equivalents                  $  55,247                 $  58,897
    Accounts receivable, net                      30,270                    28,245
    Inventories, net                              29,468                    29,470
    Other current assets                           5,138                     5,071
                                                 -------                   -------
         Total current assets                    120,123                   121,683

Property, plant and equipment, net               109,409                   111,074
Notes receivable                                   9,115                     9,091
Other assets                                       9,759                     7,703
                                              ----------                 ---------
                                               $ 248,406                 $ 249,551
                                               =========                 =========


Liabilities and Stockholders' Equity

Current liabilities:

    Amounts due for assets acquired           $    5,333                 $  16,000
    Accounts payable                              10,259                     9,919
    Accrued liabilities                           13,685                    11,170
                                                  ------                    ------
         Total current liabilities                29,277                    37,089

Deferred income taxes                              3,203                     3,203

Stockholders' equity:

    Preferred Stock                                   --                        --
    Class B Common Stock                             121                       121
    Common Stock                                     344                       342
    Additional paid-in capital                   101,825                   100,255
    Retained earnings                            180,282                   166,891
    Accumulated other comprehensive income           617                       349
    Treasury stock, at cost                      (67,263)                  (58,699)
                                              ----------                 ----------
                  Total stockholders' equity     215,926                   209,259
                                              ----------                 ----------
                                               $ 248,406                 $ 249,551
                                              ==========                 =========

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 2

                               VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)



                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             -----------------
                                                      September 30,                  September 30,
                                                    1999         1998              1999        1998
                                                    ----         ----              ----        ----
Net revenues:

         Product                                  $ 45,660    $ 37,816          $122,502     $119,808
         License                                     3,713       1,502            13,643        4,420
                                                   -------      ------           -------      -------
                                                    49,373      39,318           136,145      124,228


Costs and expenses:

       Cost of revenue                              28,002      22,085            77,285       67,408
       Selling, general and administrative           9,052       9,057            26,495       25,950
       Research and development                      4,933       4,901            14,953       15,595
                                                    ------      ------           -------      -------
                                                    41,987      36,043           118,733      108,953
                                                    ------      ------           -------      -------

Income from operations                               7,386       3,275            17,412       15,275

Other income                                           788       1,070             2,282        3,792
                                                    ------       -----            ------       ------

Income before income taxes                           8,174       4,345            19,694       19,067

Provision for income taxes                           2,616       1,303             6,303        6,455
                                                   -------      ------            ------       ------

Net income                                        $  5,558    $  3,042          $ 13,391     $ 12,612
                                                  ========    ========          ========     ========


Net income per common share:
       Basic                                      $   0.13    $   0.07          $   0.32     $   0.30
       Diluted                                    $   0.13    $   0.07          $   0.32     $   0.29

Shares used to compute net income per share:
       Basic                                        41,318      41,999            41,392       42,480
       Diluted                                      42,372      42,358            42,151       43,025





                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                       -----------------
                                                                September 30, 1999    September 30, 1998
                                                                ------------------    ------------------
Operating activities:
    Net income                                                       $ 13,391             $ 12,612
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                  11,266                8,362
        (Gain)loss on disposal of equipment                               101                  (22)
        Change in current assets and
         liabilities, net                                              (9,796)               3,116

           Net cash provided by operating activities                   14,962               24,068

Investing activities:
    Additions to property, plant and equipment                        (10,572)             (29,101)
    Proceeds from sale of equipment                                        17                   41
    Increase in notes receivable                                          (24)                 (13)
    Assets acquired                                                        --                1,850
    Increase in other assets                                           (1,183)              (4,778)
                                                                      --------             --------

           Net cash used in investing activities                      (11,762)             (32,001)


Financing activities:
     Tax benefit relating to stock option plans                           330                  683
     Proceeds from issuance of Common Stock                             1,242                1,523
     Acquisitions of treasury stock                                    (8,564)             (15,887)
                                                                       -------              -------

           Net cash used in financing activities                       (6,992)             (13,681)

Effect of foreign exchange rates on cash                                  142                   (4)
                                                                       ------              --------

Net decrease in cash and cash equivalents                              (3,650)             (21,618)

Cash and cash equivalents at beginning of period                       58,897               84,859
                                                                     --------               ------
Cash and cash equivalents at end of period                           $ 55,247             $ 63,241
                                                                     ========             ========

Supplemental disclosure
    Liabilities assumed related to acquisition                             --               16,000




                             See accompanying notes.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                                                                          PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine- months periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1998, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):


                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                      -------------                -------------
                                                    1999         1998             1999         1998
                                                    ----         ----             ----         ----
Numerator:
  Net Income                                      $ 5,558       $ 3,042          $13,391       $12,612
                                                  =======       =======          =======       =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                41,318        41,999           41,392        42,480

  Effect of dilutive securities:
     Employee stock options                         1,054           359              759           545
                                                  -------         -----            -----         -----

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                              42,372        42,358           42,151        43,025
                                                   ======        ======           ======        ======

Basic income per share                            $  0.13       $  0.07          $  0.32       $  0.30
                                                  =======       =======          =======       =======

Diluted income per share                          $  0.13       $  0.07          $  0.32       $  0.29
                                                  =======       =======          =======       =======

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 5
                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Continued)

3.  INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 1999 and December 31, 1998 (in thousands):


                                   September 30, 1999   December 31, 1998
                                   ------------------   -----------------
Raw materials ..................       $17,764             $19,084
Work-in-process ................         6,261               4,334
Finished goods .................         5,443               6,052
                                      --------             -------
                                       $29,468             $29,470
                                       =======             =======


4. COMPREHENSIVE INCOME

Total comprehensive income was $6,336,000 and $13,659,000 for the three and nine months ended September 30, 1999 and $3,038,000 and $12,608,000 for the three and nine months ended September 30, 1998. Other comprehensive income consisted of adjustments for foreign currency translation gains in the amounts of $778,000 and $268,000 for the three and nine months ended September 30, 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 6
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1999

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues for the third quarter of 1999 were $49,373,000, an increase of $10,055,000 (25.6%) as compared to $39,318,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $7,900,000 and an increase in license revenue of approximately $2,200,000.

Gross margin increased  $4,138,000 (24.0%) to $21,371,000 from $17,233,000,  and decreased as a percentage of net revenues from 43.8% to 43.3%. The primary component of the increase in gross margin dollars was due to an increase in net revenues. The primary components of the decrease in the gross margin percentage were due to additional provisions for inventory reserves for potential obsolescence of raw materials and an increase in the depreciation on the second-generation automated production line, which were offset by the increase in net revenues.

Selling, general and administrative expenses were $9,052,000 for the period, a decrease of $5,000 (0.1%) over the same period in 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 18.3% from 23.0%. The principal component of the $5,000 decrease was $1,067,000 (88.6%) of decreased legal expense. The third quarter of 1998 included approximately $700,000 of legal costs incurred in connection with intellectual property litigation. The principal components offsetting the above decrease were $299,000 (51.9%) of increased expenses incurred by Vicor Japan Company Ltd. ("VJCL"), $215,000 (20.3%) of increased sales commission costs, $210,000 (44.8%) of increased depreciation and amortization expense, $158,000 (285.9%) of increased costs related to tax studies and $132,000 (64.3%) of increased facility costs.

Research and development expenses increased $32,000 (0.7%) to $4,933,000 and decreased as a percentage of net revenues to 10.0% from 12.5%. The principal components of the $32,000 increase were $537,000 (179.6%) of increased project materials costs and $95,000 (65.6%) of increased research and development costs associated with the operations of the Vicor Integrated Architects (VIA). The principal component offsetting the above increases was $598,000 (18.9%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing cost centers. These cost centers are charged to cost of sales and are primarily related to the second-generation automated production line.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 7
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1999
                                   (continued)

Other income decreased $282,000 (26.4%) from the same period a year ago to $788,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in cash and cash equivalent balances.

Income before income taxes was $8,174,000, an increase of $3,829,000 (88.1%) compared to the same period in 1998. As a percentage of net revenues, income before income taxes increased to 16.6% from 11.1% primarily due to an increase in net revenues.

The effective tax rate for the third quarter of 1999 was 32%, compared to 30% for the same period in 1998.

Net income per share (diluted) was $.13 for the third quarter of 1999, compared to $.07 for the third quarter of 1998, an increase of $.06 (85.7%).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues for the first nine months of 1999 were $136,145,000, an increase of $11,917,000 (9.6%) as compared to $124,228,000 for the same period a year ago. The growth in net revenues resulted primarily from an increase in license revenue of approximately $9,200,000 and a net increase of unit shipments of standard and custom products of approximately $3,100,000. The increase in license revenue was primarily due to non-recurring payments from licensees for past use of Vicor's intellectual property litigation.

Gross margin increased  $2,040,000 (3.6%) to $58,860,000 from  $56,820,000,  and decreased as a percentage of net revenues from 45.7% to 43.2%. The primary components of the increase in gross margin dollars were attributable to an increase in net revenues and changes in the revenue mix. The primary components of the decrease in gross margin percentage were attributable to the increase in depreciation on the second-generation automated production line for the first nine months of 1999 of approximately $1,800,000 as compared to the same period a year ago, changes in the revenue mix and to a non-recurring charge of $700,000 in the first quarter of 1999 for exit costs in connection with the relocation of certain manufacturing operations from a leased facility to the Company's owned manufacturing facility at Federal Street in Andover, Massachusetts. The gross margins for the remainder of 1999 may be negatively impacted by the depreciation of the second-generation automated production line until higher production volumes and higher yield levels are attained.

Selling, general and administrative expenses were $26,495,000 for the period, an increase of $545,000 (2.1%) over the same period in 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 19.5% from 20.9%. The principal components of the $545,000 increase were $1,957,000 (339.2%) of expenses incurred by VJCL, which began operations in July 1998, $549,000 (91.0%) of increased facility costs and $503,000 (37.4%) of increased depreciation and amortization expense. The principal components offsetting the above increases were a decrease of $945,000 (35.8%) in advertising costs, $608,000 (37.7%) of decreased legal expense, $368,000 (3.8%) of decreased compensation expense, $317,000 (23.8%) of decreased consulting fees for the implementation of the Enterprise Resource Planning ("ERP") system and $244,000 (6.8%) of decreased sales commission costs.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 8
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1999
                                   (continued)


Research and development expenses decreased $642,000 (4.1%) to $14,953,000 and decreased as a percentage of net revenues to 11.0% from 12.6%. The principal component of the $642,000 decrease was $2,111,000 (22.1%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing cost centers. These cost centers are charged to cost of sales and are primarily related to the second generation automated production line. The principle components offsetting the above decrease were $621,000 (212.8%) of increased research and development expense associated with the operations of VJCL and $583,000 (26.7%) of increased project material costs.

Other income decreased $1,510,000 (39.8%) from the same period a year ago, to $2,282,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in cash and cash equivalent balances and a decrease in average interest rates.

Income before income taxes was $19,694,000, an increase of $627,000 (3.3%) compared to the same period in 1998. As a percentage of net revenues, income before income taxes decreased from 15.3.% to 14.5% primarily due to the decrease in other income as discussed above partially offset by the increase in gross margins.

The effective tax rate for the nine months ended September 30, 1999 was 32%, compared to 33.9% for the same period in 1998.

Net income per share (diluted) was $.32 for the nine months ended September 30, 1999, compared to $.29 for the same period in 1998, an increase of $.03 (10.3%).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had $55,247,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 4.1:1 compared to 3.3:1 at December 31, 1998. Working capital increased $6,252,000, from $84,594,000 at December 31, 1998 to $90,846,000 at September 30, 1999. The primary factors affecting the working capital increase were a decrease in current liabilities of $7,812,000 and an increase in accounts receivable of $2,025,000, offset by a decrease in cash of $3,650,000. The primary uses of cash for the nine months of 1999 were for additions to property and equipment of $10,572,000 and the acquisition of treasury stock of $8,564,000, offset by cash provided by operating activities of $14,962,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

The Company has an unused line of credit with a bank under which the Company may borrow up to $4,000,000 on a revolving credit basis. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 1999, the Company had approximately $470,000 of capital expenditure commitments.

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 9
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1999
                                   (continued)



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

The compliance team is using the following phased approach to Year 2000 readiness: internal inventory, vendor questionnaires, assessment, planning (which involves establishing timetables and cost estimates), remediation, testing and implementation. The internal inventories for both IT and non-IT systems have been completed. Vendor questionnaires for both IT and non-IT systems have been circulated and responses have been received and reviewed. Vicor is continuing to work closely with its critical vendors to ensure compliance. The remediation, testing and implementation phases were completed for Vicor's business systems during the second quarter of 1999 as planned. The remediation, testing and implementation phases for non-IT systems were substantially completed in the third quarter of 1999. Final implementation for certain mission critical processes will be completed in the fourth quarter of 1999.

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

The total external cost of the Year 2000 project is estimated to be $6.0 million, of which a significant portion is for the new ERP system. Internal costs are not considered to be incremental, and are therefore not included in the amount. Of the total project cost, approximately $3.2 million will be capitalized for the purchase of new software and hardware enhancements. The balance of $2.8 million will be expensed as incurred through January 1, 2001 and is not expected to have a material effect on the Company's results of operations. All of these costs incurred after January 1, 2000 will be related only to the new ERP system. Through September 30, 1999, the Company has incurred approximately $3.1 million ($1.2 million expensed and $1.9 million capitalized), of which approximately $506,000 was incurred in the first nine months of 1999 ($174,000 expensed and $332,000 capitalized).

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                         PAGE 10
                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1999
                                   (continued)

The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future Year 2000 compliance within Vicor is dependent on certain key personnel, and on vendors' equipment and internal systems. Therefore, unresolved Year 2000 issues remain a possibility. As a result, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties (including municipalities and utilities) are not Year 2000 compliant. The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to failures with external infrastructures such as utilities, telecommunications and transportation systems, over which the Company has limited or no control. The Company has not analyzed the potential consequences to the results of operations, liquidity and financial condition of such a scenario. At present, the Company believes that it understands and has resources to remediate any remaining Year 2000 issues. While the Company does not currently have a formal contingency plan, it will continue to consider the need for such a plan as it evaluates the final implementation phases scheduled to be completed during the fourth quarter of 1999.

The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information will prove to be accurate. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Risks to completing the Year 2000 project include the availability of resources, certain key personnel, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

                                                                       FORM 10-Q
                                                                         PART II
                                                                        ITEM 1-6
                                                                         PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 1999


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


                                VICOR CORPORATION


Date:  November 12, 1999                        By: /s/ Patrizio Vinciarelli
                                                    ----------------------------
                                                    Patrizio Vinciarelli
                                                    President and Chairman
                                                    of the Board


Date:  November 12, 1999                        By: /s/ Mark A. Glazer
                                                    ----------------------------
                                                    Mark A. Glazer
                                                    Chief Financial Officer