Form 10-K405
period 1999-12-31
VICOR CORP
filed 2000-03-28
CIK 751978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                           ----------------------------


             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from____________ to__________

                         Commission file number 0-18277

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

                 25 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS 01810
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (978) 470-2900
                                                          ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $459,434,544 as of February 29, 2000.

On February 29, 2000, there were 30,472,553 shares of Common Stock outstanding and 12,011,348 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 2000 annual meeting of stockholders are incorporated by reference into Part III.

PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by our use of the words "believe," "expect,"
"anticipate," " intend," " estimate," "plan," "assume" and other similar expressions in the Form 10-K that predict or indicate future events or trends that do not relate to historical matters. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Item 1 - "Business - Second-Generation Automated Manufacturing Line," "- Competition," "- Patents," "- Licensing," and "- Risk Factors," and under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In 1987, the Company formed VLT Corporation as its licensing subsidiary. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation (FSC). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (VIAs), which are majority owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 1999 there were five (5) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. The Company's Common Stock became publicly traded on the NASDAQ National Market System in April 1990.

PRODUCTS

     Power systems are incorporated into virtually all electronic products, such as computers and telecommunication equipment, to convert electric power from a primary source, for example a wall outlet, into the stable DC voltages required by electronic circuits. Because power systems are configured in a myriad of application-specific configurations, the Company's basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be applied by users to easily configure a power system specific to their needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company's principal product lines include:

     Modular Power Converters

     The Company currently offers four first-generation families of component-level DC-DC power converters: the VI-200, VI-J00, MI-200, and MI-J00 families. Designed to be mounted directly on a printed circuit board assembly and soldered in place using contemporary manufacturing processes, each family comprises a comprehensive set of products which are offered in a wide range of input voltage, output voltage and power ratings. This allows end users to select products appropriate to their individual applications.

     The product families differ in maximum power ratings, performance characteristics, package size and, in the case of the "MI" families, in target market. The MI families are designed specifically to meet many of the performance and environmental requirements of the military/defense markets.

     In 1998, the Company introduced the first complete family of its second-generation of high power density, component-level DC-DC converters. This family operates from 48 Volts input and is designed for the telecommunications market as well as distributed power systems. It consists of twenty-six modules with the most popular output voltages in all three of the Company's second-generation standard packages: the full size (Maxi), the half size (Mini) and the new quarter size (Micro). Output power levels from 50 to 500 Watts are covered by this offering. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watts.

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

     Many telecommunications, defense and industrial electronic products are powered from central DC sources (battery plants or generators). The Company's DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system and a rugged, compact assembly for chassis-mounted, bulk power applications.

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

     VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This new front end product is packaged in the same "Micro" package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages. In addition, two accessory products for the 48 Volt input second-generation family were introduced in 1999: the FiltMod for input filtering and the IAM48 for transient and spike protection.

     Customer Specific Products

     Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution which could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers ("VARs"). The Company has established a network of Vicor Integration Architects ("VIAs") (see "The Company," above in Item 1 - "Business"). VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to many of their customers.

SALES AND MARKETING

     The Company sells its products through a network of 34 independent sales representative organizations in North and South America; internationally, 38 independent distributors are utilized. Sales activities are managed by a staff of Regional and Industry Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

     Export sales, as a percentage of total net revenues, were approximately 30%, 29%, and 31%, in 1999, 1998, and 1997, respectively. The decrease in export sales during 1999 and 1998 as compared to 1997 was primarily due to a decrease in revenue earned from the sale of automated manufacturing line equipment.

     Because of the technical nature of the Company's product lines, the Company engages a staff of Field Applications Engineers to support the Company's sales activities. Field Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. There are Field Application Engineers assigned to all Company locations and are supported by product specialists (Product Line Engineers) located In Andover. The Company generally warrants its standard products for a period of two years.

     The Company also sells directly to customers through Vicor Express, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. The Company, through Vicor B.V., has expanded its Vicor Express operation to include locations in Germany, France and Italy.

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

     For the years ended December 31, 1999, 1998 and 1997, no single customer accounted for more than 10% of net revenues.

BACKLOG

     As of December 31, 1999, the Company had a backlog of approximately $58.7 million compared to $37.0 million at December 31, 1998. Backlog is comprised of orders for products which have a scheduled shipment date within the next twelve months. The Company maintains most standard converter products in inventory and manufactures other standard, modified standard and custom products pursuant to firm orders from customers. The Company believes that due to its increased production capacity and its ability to respond quickly to customers' requirements, a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

     As a basic element of its long term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunities. The Company invested approximately $19.9 million, $20.7 million, and $17.7 million, in research and development in 1999, 1998 and 1997, respectively. Investment in research and development represented 10.5%, 12.5%, and 10.9%, of net revenues in 1999, 1998 and 1997. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

     The Company's principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

     The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. In accordance with this strategy, the Company purchased a building in December 1994, with approximately 136,000 square feet. In 1999, the Company completed an expansion of this building (see Item 2 - Properties) and relocated certain manufacturing operations from a leased facility to this building. The Company continues the process of installing its automated manufacturing lines in these premises (see "Second-Generation Automated Manufacturing Line," below), including automated manufacturing lines acquired from Japan Tobacco, Inc. (see "Licensing," below).

     Components used in the Company's products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, the Company maintains what it considers to be appropriate levels of inventories. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

     Compliance by the Company with applicable environmental laws has not had any material effect on the financial condition or operations of the Company.

SECOND-GENERATION AUTOMATED MANUFACTURING LINE

     Shipments of second-generation products, which included the introduction of the 300 and 375 Volt families of products, increased during 1999 approximately four-fold over 1998. Both first and second-generation products are sold to similar customers. The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. The Company began depreciation on a significant portion of the second-generation automated manufacturing line, approximately $32.5 million, in the second quarter of 1998. Depreciation on another $1.6 million of the line commenced during the second half of 1998.

Approximately $3.3 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30.8 million will be depreciated on a straight-line basis over a period of eight years. Additional equipment of approximately $6.4 million was placed into service during 1999. While production rates in the second half of 1999 were sufficient to absorb this depreciation and other fixed and variable costs associated with the ramp-up of production of second-generation products, gross margins on second-generation products currently are significantly lower than those of first-generation products. Gross margins during 2000 will continue to be negatively impacted until higher production volumes, higher yield levels and component cost reductions are attained.

COMPETITION

     Many power supply manufacturers target markets similar to those of the Company. Representative examples are: Lambda Electronics, a subsidiary of Invensys, plc; Lucent Technologies; Artesyn Technologies (formerly Computer Products, Inc. and Zytec Corporation); Astec America, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power
Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

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

     On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the "Reissue Patent") as a reissue of U.S. Patent 4,441,146 (the "Reset Patent"). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called "zero-voltage switching" ("ZVS") technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been and are being infringed. The Company believes in vigorously protecting its rights under its patents (see "Item 3 - Legal Proceedings," below). The Reset Patent has been asserted in an infringement lawsuit brought by the Company against Unitrode Corporation.

     The Company has been issued sixty patents in the United States (which expire between 2001 and 2017), seventeen in Europe (which expire between 2002 and 2015 and which comprise a total of fifty-one issued patents in twelve countries), and nineteen in Japan (which expire between 2002 and 2015). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., "Legal Proceedings", below). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

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

     On July 6, 1999 and on September 10, 1999, the Company announced that it had entered into license agreements with Nortel Networks Corporation ("Nortel") and Astec Advanced Power Susystems Ltd. ("Astec"), respectively, under which Nortel and Astec acquired non-exclusive rights to use the Company's patented "reset" technology in their power conversion products. Reset technology (which has also become known in the power conversion industry as "active clamp" technology) enables design of "zero-voltage switching" power converters which are smaller and more energy efficient than conventional power supplies.

     On June 4, 1998, the Company entered into an agreement to acquire all of the principal assets and the power supply business of JT Electronics Corporation and JT PowerCraft, in Japan. Both companies were subsidiaries of Japan Tobacco, Inc. ("JT"), the Company's licensee in Japan at the time. Under the terms of the agreement, JT continued to provide certain services in Japan, including the manufacture of products, through the end of 1998, at which time its license terminated. The final royalty revenue from JT under the license agreement was recognized in the first quarter of 1999. The Company founded VJCL (see "Item 1- "Business") to operate in the Japanese market and is applying the acquired assets to service and expand its power supply business in Japan.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 1,427 full time and 241 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (See "Risk Factors - Dependence on Key Personnel," below).

     None of the Company's employees is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

RISK FACTORS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors set forth below.

     Need for Technological Developments

     The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could adversely affect the Company's results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, could have a material adverse affect on the Company's competitive position and results of operations.

     Dependence on Customers' Business Prospects

     The Company manufactures modular power components and power systems that are incorporated into its customers' electronic products. The Company's growth is therefore dependent on the continued growth in the sales of its customers' products as well as the development by its customers of new products. The failure of the Company to anticipate changes in our customers' businesses and their changing product needs could negatively impact our financial position.

     Need to Provide Additional Manufacturing Capacity

     In order to meet anticipated future growth, the Company will need to increase manufacturing capacity through the installation of additional equipment and additional automated manufacturing lines. This will increase fixed costs which could impact the Company's gross margins and profitability. In addition, the process of installing equipment, new lines and other capacity measures could cause disruptions in production or delays in the shipping of products.

     Dependence on Third Party Suppliers and Subcontractors

     The Company depends on third party suppliers and subcontractors to provide components and assemblies used in our products. If suppliers or subcontractors cannot provide their products or services, the Company may not be able to meet the demand for its products or it may negatively affect delivery times. In addition, the Company cannot directly control the quality of the products and services provided by third parties. In order to grow, the Company may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

     Foreign Sales and Distribution

     International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special concerns, such as: foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates.

     Dependence on Key Personnel

     The Company's success depends on our ability to retain the services of its executive officers. The loss of one or more members of senior management could adversely affect the Company's business and financial results. In particular, the Company is dependent on the services of Dr. Patrizio Vinciarelli, its Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on the Company's development of new products and on its results of operations. In addition, the Company depends on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. The Company's continued operations and growth depends on its ability to attract and retain highly qualified employees in a very competitive employment market.

     Patents and Proprietary Rights

     The Company operates in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies which must be protected to preserve the exclusive use of such technologies. The Company devotes substantial resources to establish and protect our patents and proprietary rights, and relies on patent and intellectual property law to protect such rights. Such protection, though, may not prevent competitors from independently developing products similar or superior to the Company's products. The Company may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict or may be unable to acquire patents in the future. In addition, the intellectual property laws of foreign countries may not protect the Company's rights to the same extent as those of the United States. In the event the Company may need to defend or challenge patents, it may entail significant costs and resources which could have a material adverse effect on its results of operations.

ITEM 2 - PROPERTIES

     During 1998, the Company completed construction of a new corporate headquarters building on a site adjacent to its prior headquarters building in Andover, Massachusetts. The building provides approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel.

     The Company's lease on its prior corporate headquarters building expired on October 31, 1999. The manufacturing equipment held in this building was moved to the Company's manufacturing facility in Andover, Massachusetts, prior to the lease termination.

     The Company also owns a building of approximately 136,000 square feet, in Andover, Massachusetts. During 1999, the Company completed construction of a 94,000 square foot expansion of this building, which consolidates all Massachusetts manufacturing activities into one facility.

     The   Company's   Westcor   division   owns  and  occupies  a  building  of
approximately 31,000 square feet in Sunnyvale, California.

ITEM 3 - LEGAL PROCEEDINGS

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

1998                                High                    Low
----                                ----                    ---
First Quarter                       29 3/4                  22
Second Quarter                      28 5/8                  12 15/16
Third Quarter                       16 1/2                   7 13/16
Fourth Quarter                      11 7/8                   5   9/16

1999

----
First Quarter                       13 7/16                  8 13/16
Second Quarter                      21 5/8                  11   3/4
Third Quarter                       23 3/4                  18
Fourth Quarter                      45 1/4                  21   3/8

     As of February 29, 2000, there were approximately 420 holders of record of the Company's Common Stock and approximately 26 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1999, 1998 and 1997 and with respect to the Company's balance sheets as of December 31, 1999 and 1998 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1996 and 1995 and with respect to the Company's balance sheets as of December 31, 1997, 1996 and 1995 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                             Year Ended December 31
                             ----------------------
                      (in thousands except per share data)

Income Statement Data

---------------------
                                             1999           1998            1997           1996           1995
                                             ----           ----            ----           ----           ----
Net revenues                              $189,887        $164,634        $162,243        $144,983        $144,022
Income from operations                      24,427          18,365          35,950          36,532          42,632
Net income                                  19,088          15,835          26,217          25,639          29,498
Net income per share -diluted                  .45             .37             .60             .60             .68
Weighted average shares-diluted             42,412          42,785          43,344          42,764          43,295


                                 At December 31
                                 --------------
                                 (in thousands)

Balance Sheet Data                            1999          1998            1997           1996              1995
------------------                            ----          ----            ----           ----              ----
Working capital                             $123,017      $ 84,594        $128,267        $108,551          $ 95,900
Total assets                                 268,905       249,551         228,843         186,443           166,997
Total liabilities                             24,372        40,292          20,419          15,699            16,941
Stockholders' equity                         244,533       209,259         208,424         170,744           150,056

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


                             Year ended December 31
                             ----------------------

                                                    1999      1998      1997
                                                    ----      ----      ----
Net revenues                                        100.0%    100.0%    100.0%
Gross margin                                         42.8%     44.9%     51.8%
Selling, general and administrative expenses         19.4%     21.2%     18.7%
Research and development expenses                    10.5%     12.5%     10.9%
Income before income taxes                           14.7%     14.1%     25.2%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

     Net revenues for fiscal 1999 were $189,887,000, an increase of $25,253,000 (15.3%) as compared to $164,634,000 for fiscal 1998. The growth in revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $14,750,000 and an increase in license revenue of approximately $10,500,000. The increase in license revenue was primarily due to non-recurring payments from licensees for past use of Vicor's intellectual property.

     Gross margin increased  $7,235,000  (9.8%) from $73,949,000 to $81,184,000, and decreased as a percentage of net revenues from 44.9% to 42.8%. The primary components of the increase in gross margin dollars were an increase in net revenues and changes in the revenue mix. The primary components of the decrease in gross margin percentage were an increase in depreciation on the second-generation automated production line of approximately $1,647,000 in 1999, changes in the revenue mix and a non-recurring charge of $700,000 in the first quarter of 1999 for exit costs in connection with the relocation of certain manufacturing operations from a leased facility to the Company's owned manufacturing facility at Federal Street in Andover, Massachusetts. These items were offset by the increase in net revenues.

     Selling, general, and administrative expenses were $36,831,000 for the year, an increase of $1,897,000 (5.4%) over fiscal 1998. As a percentage of net revenues, selling, general and administrative expenses decreased from 21.2% to 19.4%. The principal components of the $1,897,000 increase were $2,290,000 (176.6%) of increased selling, general and administrative expenses incurred by Vicor Japan Company Ltd. ("VJCL"), which began operations in July 1998, $894,000 of payroll tax expense associated with the exercise of stock options, $710,000 (38.1%) of increased depreciation and amortization expense and $460,000 (43.6%) of increased facility costs. The principle components offsetting the above increase were $1,382,000 (35.1%) of decreased advertising costs and $978,000 (47.2%) of decreased legal expenses. The decrease in advertising costs were due to a reduction in the use of printed materials and to lower international advertising expense. Legal expense, in the third quarter of 1998, included approximately $700,000 of legal costs incurred in connection with intellectual property litigation.

     Research and development expenses decreased $724,000 (3.5%) to $19,926,000, and decreased as a percentage of net revenues to 10.5% from 12.5%. The principal components of the $724,000 decrease were $2,404,000 (19.1%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing cost centers. These cost centers are charged to cost of sales and are primarily related to the second-generation automated production line. The principle components offsetting the above decrease were $895,000 (32.6%) of increased project material costs; $574,000 (106.4%) of increased research and development costs associated with VJCL and $299,000 (47.5%) of increased research and development costs associated with the operations of the Vicor Integrated Architects ("VIAs"). The Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

     Other income decreased $1,483,000 (30.1%) to $3,439,000. Other income is primarily comprised of interest income which was derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in the average rates from 1998 to 1999.

     Income before income taxes was $27,866,000, an increase of $4,579,000 (19.7%) compared to 1998. As a percentage of net revenues, income before income taxes increased from 14.1% in 1998 to 14.7% in 1999.

     The provision for income taxes totaled $8,778,000 in 1999 compared to $7,452,000 in 1998. The Company's overall tax rate was 31.5% and 32.0% for 1999 and 1998, respectively. The decrease in the effective tax rate was due to the impact of tax credits in 1999.

     Net income in 1999 increased by $3,253,000 to $19,088,000. Diluted earnings per share were $.45 in 1999 compared to $.37 in 1998.

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

     Gross margin decreased $10,060,000 (12.0%) from $84,009,000 to $73,949,000, and decreased as a percentage of net revenues from 51.8% to 44.9%. The primary components of the fluctuations in gross margin dollars and percentage were depreciation on the second-generation production line of approximately $3,370,000 in 1998 and to changes in the revenue mix.

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

     Research and development expenses increased $2,918,000 (16.5%) to $20,650,000, and increased as a percentage of net revenues to 12.5% from 10.9%. The principal components of the $2,918,000 increase were $2,312,000 (21.6%) of compensation expense due to annual pay increases and growth in staffing levels of engineering personnel, primarily related to the research and development of the second-generation product line, and $539,000 (100.0%) of research and development costs associated with VJCL.

     Other income decreased $92,000 (1.8%) to $4,922,000. Other income is primarily comprised of interest income which was derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Interest income decreased primarily due to a decrease in cash and cash equivalents balances.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $69,109,000 in cash and cash equivalents. Working capital increased $38,423,000 during the year ended December 31, 1999. This increase was due primarily to an increase in cash and cash equivalents of $10,212,000, an increase in accounts receivable and inventories of $7,545,000 and a decrease in amounts due for assets acquired and income taxes payable of $20,601,000.

     Cash used in investing activities during fiscal 1999 was $15,693,000, a decrease of $26,075,000 (62.4%) compared to fiscal 1998. This decrease was primarily due to a decrease in net additions to property and equipment of $21,565,000 and a reduced increase in other assets of $2,298,000. Cash provided by financing activities was $15,646,000 compared to cash used in financing activities of $15,349,000 in 1998, a net change of $30,995,000. This change is primarily attributed to a net decrease in the acquisition cost of treasury stock of $9,061,000 in 1999, and an increase in the net proceeds from the issuance of Common Stock upon the exercise of stock options, and the related income tax benefit derived from such issuance, of $21,934,000.

     The Company plans to continue its investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to follow for the foreseeable future.

     In November 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1999, the Company spent $8,564,000 for the repurchase of its Common Stock.

     In February 2000, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an additional aggregate amount of approximately $30,000,000, under similar terms as noted above under the previous repurchase program.

     The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 1999, the Company had approximately $1,700,000 of capital expenditure commitments.

     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

OTHER

     Shipments of second-generation products, which included the introduction of the 300 and 375 Volt families of products, increased during 1999 approximately four-fold over 1998. Both first and second-generation products are sold to similar customers. The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. The Company began depreciation on a significant portion of the second-generation automated manufacturing line, approximately $32.5 million, in the second quarter of 1998. Depreciation on another $1.6 million of the line commenced during the second half of 1998. Approximately $3.3 million of this line will be depreciated on a straight-line basis over a period of five years, and approximately $30.8 million will be depreciated on a straight-line basis over a period of eight years. Additional equipment of approximately $6.4 million was placed into service during 1999. While production rates in the second half of 1999 were sufficient to absorb this depreciation and other fixed and variable costs associated with the ramp-up of production of second-generation products, gross margins on second-generation products currently are significantly lower than those of current generation products. Gross margins during 2000 will continue to be negatively impacted until higher production volumes, higher yield levels and component cost reductions are attained.

IMPACT OF THE YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. However, there can be no assurance that the Company's operations have not been, or will not be, affected by Year 2000 issues in a manner that has not become apparent or that may arise in the future. Accordingly, the Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7(a) QUALITATIVE  AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents.

     As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations is not significant. The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The Company believes that this market risk is currently not material due to the relative size of VJCL's operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Income For the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements

Schedule (Refer to Item 14)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

VICOR CORPORATION

     We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/Ernst & Young LLP

Boston, Massachusetts
January 26, 2000

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                                                    1999                   1998
                                                                                    ----                   ----
                                                                                (in thousands, except share data)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                    $  69,109           $  58,897
     Accounts receivable, less allowance of $853 in 1999 and
         $955 in 1998                                                                32,465              28,245
     Inventories, net                                                                33,360              29,470
     Other current assets                                                             6,940               5,071
                                                                                  ---------            --------

        Total current assets                                                        141,874             121,683

Property, plant and equipment, net                                                  109,079             111,074
Notes receivable                                                                      8,698               9,091
Other assets                                                                          9,254               7,703
                                                                                 ----------           ---------
                                                                                  $ 268,905           $ 249,551
                                                                                  =========           =========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Amounts due for assets acquired                                              $    --             $  16,000
     Accounts payable                                                                10,317               9,919
     Accrued compensation and benefits                                                3,553               2,010
     Accrued expenses                                                                 4,429               4,001
     Income taxes payable                                                               558               5,159
                                                                                    -------             -------
         Total current liabilities                                                   18,857              37,089


Deferred income taxes                                                                 5,515               3,203
Commitments and contingencies                                                             -                   -

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized; 360,001 issued and none outstanding in 1999 and 1998                 -                   -
     Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 12,067,007 issued and outstanding
         (12,103,309 in 1998)                                                           121                 121
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 35,597,623 shares issued and 30,369,965 outstanding
         (34,222,474 issued and 29,613,180 outstanding in 1998)                         356                 342
     Additional paid-in capital                                                     124,451             100,255
     Retained earnings                                                              185,979             166,891
     Accumulated other comprehensive income                                             889                 349
     Treasury stock at cost: 5,227,658 shares (4,609,294 shares in 1998)            (67,263)            (58,699)
                                                                                   --------           ---------
      Total stockholders' equity                                                    244,533             209,259
                                                                                   --------           ---------
                                                                                  $ 268,905           $ 249,551
                                                                                  =========           =========

                                                        See accompanying notes

                                VICOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997

                                                      1999           1998           1997
                                                      ----           ----           ----
                                                    (in thousands, except per share amounts)

Net revenues                                        $189,887        $164,634       $162,243
Costs and expenses:
     Cost of revenue                                 108,703          90,685         78,234
     Selling, general and administrative              36,831          34,934         30,327
     Research and development                         19,926          20,650         17,732
                                                    --------        --------        -------
                                                     165,460         146,269        126,293
                                                     -------         -------        -------

Income from operations                                24,427          18,365         35,950

Other income                                           3,439           4,922          5,014
                                                     -------         -------        -------


Income before income taxes                            27,866          23,287         40,964

Provision for income taxes                             8,778           7,452         14,747
                                                     -------         -------        -------



Net income                                          $ 19,088        $ 15,835       $ 26,217
                                                    ========        ========       ========


Net income per common share:

     Basic                                          $    .46        $    .37       $    .62
                                                    ========        ========       ========
     Diluted                                        $    .45        $    .37       $    .60
                                                    ========        ========       ========

Shares used to compute net income per share:

     Basic                                            41,568          42,292         42,595
                                                    ========        ========       ========
     Diluted                                          42,412          42,785         43,344
                                                    ========        ========       ========

                                                        See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997


                                                                        1999               1998              1997
                                                                        ----               ----              ----
                                                                                         (in thousands)
Operating activities:
     Net income                                                        $ 19,088          $ 15,835          $ 26,217
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                   15,782            11,607             8,289
         (Gain) loss on disposal of equipment                               110               (23)              (10)
          Deferred income taxes                                             890               303              (201)
          Change in current assets and liabilities, net                 (25,745)            3,084            (8,159)
                                                                        -------           -------            -------

                  Net cash provided by operating activities              10,125            30,806            26,136

Investing activities:
     Additions to property, plant and equipment                         (14,827)          (36,392)          (20,177)
     Proceeds from sale of equipment                                         17                42                20
     Acquisition of business                                                 --            (1,850)                -
     Increase in other assets                                            (1,276)           (3,574)             (928)
                                                                         ------            ------            -------
                  Net cash used in investing activities                 (15,693)          (41,768)          (26,387)

Financing activities:
     Tax benefit relating to stock option plans                           6,148               718             2,950
     Proceeds from exercise of stock options                             18,062             1,558             9,196
     Acquisitions of treasury stock                                      (8,564)          (17,625)             (683)
                                                                         ------           -------            -------

                   Net cash provided by (used in)
                       financing activities                              15,646           (15,349)           11,463


Effect of foreign exchange rates on cash                                    134               349              --
                                                                         ------           -------            ------
Net increase (decrease) in cash and cash equivalents                     10,212           (25,962)           11,212

Cash and cash equivalents at beginning of year                           58,897            84,859            73,647
                                                                         ------            ------            ------

Cash and cash equivalents at end of year                               $ 69,109          $ 58,897          $ 84,859
                                                                       ========          ========          ========

                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 1999, 1998 and 1997

                                                                  1999               1998           1997
                                                                  ----               ----           ----
                                                                                (in thousands)
Change in current assets and liabilities:
     Accounts receivable                                          $ (3,950)      $  7,013       $(10,257)
     Inventories                                                    (3,595)        (4,447)        (2,319)
     Other current assets                                             (374)          (754)          (159)
     Accounts payable and other accrued items                      (13,225)         1,243          3,566
     Income taxes payable                                           (4,601)            49          1,516
     Deferred revenue                                                   --            (20)          (506)
                                                                  ---------       --------      ---------
                                                                  $(25,745)       $ 3,084       $ (8,159)
                                                                  ========        =======       ========

Supplemental disclosures:
     Cash paid during the year for income taxes,                  $  5,777       $  5,568       $  9,520
     net of refunds

     Liabilities incurred related to acquisition                  $      -       $ 16,000       $      -

                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997

                                 (in thousands)


                                                                               Accumulated
                                     Class B            Additional               Other                       Total
                                     Common     Common   Paid-in    Retained  Comprehensive   Treasury    Stockholders'
                                      Stock      Stock   Capital    Earnings     Income        Stock        Equity
                                      -----      -----   -------    --------     ------        -----        ------
Balance at December 31, 1996           $123      $331    $85,842    $124,839     $-          $(40,391)    $170,744

Sales of Common Stock                               8      9,188                                             9,196
Conversion of Class B Common
Stock to Common Stock                    (1)        1                                                            -
Income tax benefit from
transactions involving stock options                       2,950                                             2,950
Purchase of treasury stock                                                                       (683)        (683)
Net income for 1997                                                   26,217                                26,217
                                   --------    ------     ------     -------    -----         --------     -------
Balance at December 31, 1997            122       340     97,980     151,056                  (41,074)     208,424

Sales of Common Stock                               1      1,557                                             1,558
Conversion of Class B Common
Stock to Common Stock                    (1)        1                                                            -
Income tax benefit from
transactions involving stock options                         718                                               718
Purchase of treasury stock                                                                    (17,625)     (17,625)

Net income for 1998                                                   15,835                                15,835
Currency translation adjustments                                                349                            349
                                                                                                            ------
Comprehensive income                                                                                        16,184
                                                                                                            ------

                                     ------     -----    -------     -------    ---           -------      -------
Balance at December 31, 1998            121       342    100,255     166,891    349           (58,699)     209,259


Sales of Common Stock                              14     18,048                                            18,062
Conversion of Class B Common
Stock to Common Stock                                                                                            -
Income tax benefit from
transactions involving stock options                       6,148                                             6,148
Purchase of treasury stock                                                                     (8,564)      (8,564)

Net income for 1999                                                   19,088                                19,088
Currency translation adjustments                                                540                            540
                                                                                                           -------
Comprehensive income                                                                                        19,628
                                                                                                            ------

                                       ----      ----   -------     --------  -----          --------     --------
Balance at December 31, 1999           $121      $356   $124,451    $185,979   $889          $(67,263)    $244,533
                                       ====      ====   ========    ========   ====          ========     ========

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

     REVENUE RECOGNITION
     Revenue is recognized generally when a product is shipped. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater, or over the period in which the Company provides services. Revenue from the long-term contract entered into in 1993 for the sale of automated manufacturing line equipment was recognized under the percentage of completion accounting method through the first quarter of 1998. Revenues recognized from this contract were less than 10% of net revenues in 1998 and 1997.

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

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include funds held in checking and money market accounts with banks, and certificates of deposit and debt securities with maturities of less than three months when purchased. Cash and cash equivalents are valued at cost which approximates market value. The Company's short-term investments, which are classified as cash equivalents on the balance sheet, consist principally of money market securities which are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 1999, the Company has approximately $58 million of available-for-sale securities ($54 million as of December 31, 1998). The Company has no trading securities or held-to-maturity securities.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INTANGIBLE ASSETS
     Intangible assets, which are included in the other assets in the accompanying balance sheets, consist primarily of values assigned to patents and to the excess of cost over the assigned value of net assets acquired. Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. Amortization expense was approximately $929,000, $536,000 and $301,000 in 1999, 1998 and 1997, respectively. Accumulated amortization was $1,924,000 at December 31, 1999 and $1,030,000 at December 31, 1998.

     Long-lived assets, such as these intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

     ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. The Company incurred $2,189,000, $3,197,000, and $3,372,000 in advertising costs during 1999, 1998 and 1997, respectively.

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

     COMPREHENSIVE INCOME
     The Company reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the foreign currency translation adjustments related to VJCL to be included in other comprehensive income.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company will adopt FAS 133 on a cumulative basis during fiscal 2001, as required. The Company is currently evaluating the effect of adopting FAS 133 and has not determined the impact of FAS 133 on its financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       ACQUISITION

     Effective July 1, 1998, the Company and its wholly-owned subsidiary VJCL acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. Group ("JT"). The assets acquired included automated manufacturing equipment, existing raw material and finished goods inventories, customer lists and certain intellectual property. VJCL also assumed certain warranty obligations for products manufactured by JT prior to the acquisition date and for a six month transition period ending December 31, 1998. The acquisition was accounted for by the purchase method. The total value of consideration given and liabilities assumed aggregated $19.1 million. In addition to cash payments for inventories, the Company paid for the automated equipment in three equal installments of $5.3 million, through December 31, 1999. The total cost of the purchase in excess of the net assets acquired of approximately $3.2 million, including final purchase accounting adjustments recorded during 1999, is being amortized over ten years.

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

3.   INVENTORIES

     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows (in thousands):

                                                             December 31
                                                             -----------
                                                       1999               1998
                                                       ----               ----
     Raw materials                                  $22,924            $19,084
     Work-in-process                                  4,957              4,334
     Finished goods                                   5,479              6,052
                                                    -------            -------
                                                    $33,360            $29,470
                                                    =======            =======

                               VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):


                                                             December 31
                                                             -----------
                                                          1999        1998
                                                          ----        ----
     Land                                             $  2,089    $  2,089
     Buildings and improvements                         36,321      24,370
     Machinery and equipment                           122,749     107,329
     Furniture and fixtures                              4,708       4,725
     Leasehold improvements                              2,418       3,151
     Construction-in-progress                            7,625      19,053
     Building construction-in-progress                       -      10,616
                                                      --------     -------
                                                       175,910     171,333
     Less accumulated depreciation and amortization     66,831      60,259
                                                      --------    --------
                                                      $109,079    $111,074
                                                      ========    ========

     At December 31, 1999, the Company had approximately $1,700,000 of capital expenditure commitments.

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

     The Company's President has borrowed a total of $1,525,393 from the Company pursuant to a series of unsecured term notes, of which $356,000 plus interest of $294,000 was paid during 1999. The notes have terms of five years and are due at various dates through June 2004. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 1999, the notes and interest receivable balance was approximately $1,302,000 ($1,724,000 as of December 31, 1998) and the applicable interest rate at December 31, 1999 was 7.50% (6.75% at December 31, 1998).

6.   FINANCING ARRANGEMENTS

     The Company had an unused line of credit with a bank under which the Company could borrow up to $4,000,000 on a revolving credit basis. Borrowings under this line would bear interest at the Company's option of an interest rate equal to the Lender's base rate, 30 day LIBOR + 1.75% or the 30 day Banker's Acceptance (BA) rate + 2.25%. This line of credit was terminated in January 2000.

7.       STOCKHOLDERS' EQUITY

     In November 1997, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $30,000,000, including amounts remaining under a prior authorization. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 1999, the Company spent $8,564,000 in the repurchase of its Common Stock.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       STOCKHOLDERS' EQUITY (Continued)

     Common Stock

     Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.

     Shares of Class B Common Stock are not transferable by stockholders except to or among such stockholder's spouse, certain of such stockholder's relatives, and certain other defined transferees. Class B Common Stock is not listed or traded on any exchange or in any market. Class B Common Stock is convertible at the option of the holder thereof at any time and without cost to the shareholder into shares of Common Stock on a share-for-share basis.

     During 1999, a total of 1,338,847 shares of Common Stock were issued upon the exercise of stock options, and 36,302 shares of Class B Common Stock were converted into 36,302 shares of Common Stock.

8.   INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):


                                                                1999                1998               1997
                                                                ----                ----               ----
Numerator:
    Net income                                                 $19,088             $15,835             $26,217
                                                               =======             =======             =======

Denominator:
    Denominator for basic income per share -
    weighted average shares                                     41,568              42,292              42,595

    Effect of dilutive securities:
        Employee stock options                                     844                 493                 749
                                                                ------               -----               -----

    Denominator for diluted income per share -
    adjusted weighted-average shares and
    assumed conversions                                         42,412              42,785              43,344
                                                                ======              ======              ======

Basic income per share                                         $   .46             $   .37             $   .62
                                                               =======             =======             =======

Diluted income per share                                       $   .45             $   .37             $   .60
                                                               =======             =======             =======

     There were no options to purchase shares of Common Stock outstanding during 1999 that were not included in the computation of diluted income per share. During 1998 and 1997, 663,587 and 20,615 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

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

     Under the Company's 1998 Stock Option and Incentive Plan (the "1998 Plan"), the Board of Directors or the Compensation Committee may grant certain stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 1998 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant. As of December 31, 1999, no stock incentive awards were granted under the 1998 Plan.


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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   EMPLOYEE BENEFIT PLANS (Continued)

Activity as to stock options is as follows:


                                                      1999            1998            1997
                                                      ----            ----            ----

     Outstanding at beginning of year              2,624,657        2,197,852        2,022,005
         Granted                                   1,865,943          841,934        1,106,302
         Forfeited and expired                      (376,874)        (221,297)        (197,448)
         Exercised                                (1,338,847)        (193,832)        (733,007)
                                                  ----------         --------         --------

     Outstanding at end of year                    2,774,879        2,624,657        2,197,852
                                                   =========        =========        =========

     Exercisable at end of year                    1,204,361        1,650,164        1,336,125
                                                   =========        =========        =========

     Weighted - average exercise price:

         Outstanding at beginning of year             $15.30           $11.15           $ 8.97
         Granted                                      $12.40           $25.72           $16.92
Forfeited and expired                                 $16.95           $21.05           $15.49
Exercised                                             $13.49           $ 8.10           $12.55
Outstanding at end of year                            $14.00           $15.30           $11.15
Exercisable at end of year                            $11.53           $12.33           $ 7.60

Weighted - average fair value of
    options granted during the year              $      4.97      $     13.71       $     6.74
Price range per share of outstanding options     $1.00-31.56      $ .84-31.13       $.84-30.19
                                                 ===========      ===========      ===========
Price range per share of options granted         $9.13-31.56      $8.06-28.50     $13.38-30.19
                                                 ===========      ===========     ============
Price range per share of options exercised       $ .84-31.13      $8.00-29.56     $ 1.00-24.38
                                                 ===========      ===========     ============

Available for grant at end of year                   976,639        2,468,312        1,088,996
                                                     =======        =========        =========


The weighted - average contractual life for options outstanding as of December 31, 1999 is 6.60 years.

      The following table summarizes information about stock options outstanding as of December 31, 1999:


                                                                Range of Exercise Prices
                                                                ------------------------

                             $1.00-$11.13       $11.25-$12.06      $12.25-$28.25     $28.44-$31.56
                             ------------       -------------      -------------     -------------
Options Outstanding:
--------------------
Number Outstanding                678,174           1,018,402          1,047,345            30,958
Weighted-Average Remaining
Contractual Life                     3.32                8.49               6.82              8.48
Weighted-Average
Exercise Price                      $4.97              $12.05             $21.27            $29.85

Options Exercisable:
--------------------
Number Exercisable                586,871             186,645            422,627             8,218
Weighted-Average
Exercise Price                      $4.16              $12.00             $21.20            $29.95

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   EMPLOYEE BENEFIT PLANS (Continued)

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.4%, 5.3% and 6.1%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .55, .55 and .52; and a weighted-average expected life of the option of 3.3, 3.4 and 3.3 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                       1999       1998      1997
                                       ----       ----      ----
Pro forma net income                  $15,811    $12,964   $23,947
Pro forma net income per share:
Basic                                 $   .38    $   .31   $   .56
Diluted                               $   .38    $   .30   $   .55

     The effects on 1999, 1998 and 1997 pro forma net income and net income per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only five, four and three years, respectively, of option grants under the Company's plans.

     401(k) Plan

     The Company sponsors a savings plan available to all domestic employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company does not make contributions to this plan.

     Stock Bonus Plan

     Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 1999, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at present.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.      INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                             December 31
                                                             -----------
                                                         1999              1998
                                                         ----              ----
Deferred tax assets:
    Inventory reserves                                  $ 1,762         $ 1,418
    Investment tax credit carry forward                   1,450             500
    Vacation                                                840             665
    Bad debt                                                351             393
    Other                                                   406             411
                                                         ------          ------

         Total deferred tax assets (current)              4,809           3,387
Deferred tax liabilities:
    Depreciation                                         (3,878)         (1,819)
    Patent amortization                                  (1,637)         (1,384)
                                                         ------          ------
         Total deferred tax liabilities (noncurrent)     (5,515)         (3,203)
                                                         ------          ------
         Net deferred tax assets (liabilities)          $  (706)        $   184
                                                        =======         =======

     Significant components of the provision for income taxes are as follows (in thousands):


                               1999             1998          1997
                               ----             ----          ----
Federal:
    Current                 $  7,073        $  6,573     $ 12,877
    Deferred (prepaid)           890             303         (201)
                              ------          ------        ------
                               7,963           6,876        12,676
State:
    Current                      815             576         2,071
                            --------        --------      --------
                            $  8,778        $  7,452      $ 14,747
                            ========        ========      ========

     The reconciliation of the federal statutory rate to the effective income tax rate is as follows:


                                                          1999     1998     1997
                                                          ----     ----     ----
Statutory federal tax rate                                35.0%    35.0%   35.0%
State income taxes, net of federal income tax benefit      1.9      1.6     3.3
Tax credits                                               (3.6)    (4.7)   (0.8)
Foreign Sales Corporation benefit                         (0.6)    (1.1)   (1.5)
Other                                                     (1.2)     1.2       -
                                                          ----     ----    ----
                                                          31.5%    32.0%   36.0%
                                                          =====    =====   =====

The investment tax credit carry forwards expire through 2002.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
----
2000   $731
2001    387
2002    264
2003     73
2004     20

     Rent expense was approximately $1,146,000, $1,534,000, and $1,383,000 in 1999, 1998 and 1997, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse effect on the Company.

12.  SEGMENT INFORMATION

     The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 1999, 1998 and 1997, no customer constituted more than 10% of net revenues. Export sales, as a percentage of total revenue, were approximately 30%, 29%, and 31% in 1999, 1998 and 1997, respectively. Export sales and receipts are recorded and received in U.S. dollars. Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

13.      LICENSE AGREEMENT AND LITIGATION SETTLEMENT

     On February 1, 1999, the Company and Reltec Corporation ("Reltec") entered into a license agreement under which Reltec acquired a non-exclusive, worldwide license to use Vicor's patented "reset" technology. Concurrently, the Company and Reltec agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license and the separate settlement of the litigation, Reltec made a one-time payment of $22.5 million into an escrow fund. Vicor is obligated to make know-how and technical support available to Reltec under the license and will receive and recognize income from the escrow fund into the year 2001.

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)


14.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):


                                          First      Second      Third       Fourth     Total
                                          -----      ------      -----       ------     -----
1999:    Net revenues                   $41,964      $44,808    $ 49,373     $53,742   $189,887
         Gross profit                    18,688       18,801      21,371      22,324     81,184
         Net income                       3,665        4,168       5,558       5,697     19,088
         Net income per share:
         Basic                              .09          .10         .13         .14        .46
         Diluted                            .09          .10         .13         .13        .45



                                          First      Second      Third       Fourth     Total
                                          -----      ------      -----       ------     -----
1998:    Net revenues                   $43,192      $41,718     $39,318     $40,406   $164,634
         Gross profit                    20,747       18,840      17,233      17,129     73,949
         Net income                       5,415        4,155       3,042       3,223     15,835
         Net income per share:
         Basic                              .13          .10         .07         .08        .37
         Diluted                            .12          .10         .07         .08        .37

PART III

     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 annual meeting of stockholders.

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

(a) (3) EXHIBITS

     Exhibits     Description of Document

        3.1     o Restated Certificate of Incorporation(1)
        3.2     o Bylaws, as amended(1)
        4.1     o Specimen Common Stock Certificate(1)
       10.1     o 1984 Stock Option Plan of the Company, as amended(1)
       10.2     o Military/Aerospace  License Agreement dated as of March 1,
                  1985, by and between the Company and Kollmorgen Corporation(1)
       10.3     o Western Europe License Agreement dated as of March 1, 1985, by and between the Company and Kollmorgen Corporation(1)
       10.4     o Switching Power Supply Patents and Know-How Agreement dated as of December 2, 1986, by and between the Company and Reliance Electric Company(1)

     ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

       10.5 o Switching Power Supply Patent and Information Agreement dated as of June 29, 1988, by and between VLT Corporation and Integran, Inc.(1)

       10.6     o Vicor Corporation Employee Stock Bonus Plan(1)
       10.7     o Vicor Corporation 401(k) Plan(1)
       10.8     o Amendment to Switching Power Supply Patents and Know-How
                  Agreement dated as of May 17, 1990, by and among the Company, VLT Corporation and Reliance Comm/Tec Corporation(2)

       10.9     o $1,500,000 Promissory Note (Lot 3) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992(3)
       10.10    o $1,500,000 Promissory Note (Lot 2) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992(3)
       10.11    o $1,000,000 Promissory Note (Lot 6A) to Vicor Corporation from
                  Andover Park Realty Trust dated September 14, 1992(3)
       10.12    o Mortgage and Security Agreement (Lot 6A) to Vicor Corporation
                  from Andover Park Realty Trust dated September 14, 1992(3)
       10.13    o 1993 Stock Option Plan(4)
       10.14    o $7,500,000 Promissory Note to Vicor Corporation from Andover
                  Park Realty Trust dated May 29, 1997(5)
       10.15    o Loan Agreement between Vicor Corporation and Andover Park
                  Realty Trust dated May 29, 1997(5)
       10.16    o Mortgage and Security Agreement to Vicor Corporation from
                  Andover Park Realty Trust dated May 29, 1997(5)
       10.17    o 1998 Stock Option and Incentive Plan(6)
       21.1     o Subsidiaries of the Company(7)
       23.1     o Consent of Independent Auditors(7)
       27.1     o Financial Data Schedule for 1999(7)

              (1) Filed as an exhibit to the Company's Registration Statement on
                  Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

              (2) Filed as an exhibit  to the  Company's  Annual  Report on Form
                  10-K  for  the  fiscal  year  ended   December  31,  1990  and
                  incorporated herein by reference.

              (3) Filed as an exhibit to the  Company's  Current  Report on Form
                  8-K dated September 14, 1992 and incorporated herein by reference.

              (4) Filed as an exhibit to the Company's Registration Statement on
                  Form S-8, as amended, under the Securities Act of 1933
                  (No. 33-65154), and incorporated herein by reference.
              (5) Filed as an exhibit to the Company's  Form 10-Q dated June 30,
                  1997 and incorporated herein by reference.

              (6) Filed as an exhibit to the Company's Registration Statement on
                  Form S-8, as amended, under the Securities Act of 1933
                  (No. 333-61177), and incorporated herein by reference.
              (7) Filed herewith

(b) REPORTS ON FORM 8-K
      None

                                VICOR CORPORATION

                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1999, 1998 and 1997


                                                            (Credit)
                                     Balance at             Charge to            Other               Balance at
                                     Beginning              Costs and           Changes                  End
                                     Of Period              Expenses            Deductions (1)        Of Period
                                     ---------              --------            --------------        ---------
1999

Allowance for doubtful

     accounts                        $955,000               $28,000             ($130,000)             $853,000

1998

Allowance for doubtful

     accounts                        $971,000               $11,000              ($27,000)             $955,000

1997

Allowance for doubtful

     accounts                        $879,000                $5,000               $87,000              $971,000


(1)  Reflects uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2000                                Vicor Corporation

                                                 By: /s/Mark A. Glazer
                                                 ---------------------
                                                     Mark A. Glazer
                                                     Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                              Date


/s/Patrizio Vinciarelli         President and Chairman         March 28, 2000
-----------------------         of the Board (Principal
Patrizio Vinciarelli            Executive Officer)



/s/Mark A. Glazer               Chief Financial Officer        March 28, 2000
-----------------              (Principal Financial Officer)
Mark A. Glazer


/s/Estia J. Eichten             Director                       March 28, 2000
-------------------
Estia J. Eichten

/s/David T. Riddiford           Director                       March 28, 2000
---------------------
David T. Riddiford

/s/Jay M. Prager                Director                       March 28, 2000
----------------
Jay M. Prager

/s/Barry Kelleher               Director                       March 28, 2000
-----------------
Barry Kelleher

/s/M. Michael Ansour            Director                       March 28, 2000
--------------------
M. Michael Ansour