Form 10-K405/A
period 1999-12-31
VICOR CORP
filed 2000-04-03
CIK 751978

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1
                           ----------------------------


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

     Note: This amendment is filed to correct a transmission error that occurred during the Company's filing of its Annual Report on Form 10-K on March 28, 2000, and amends and restates the filing in its entirety. Specifically, in the Company's Consolidated Statement of Cash Flows included in Item 8, the line item "Decrease (increase) in notes receivable" did not transmit properly and does not appear. Accordingly, the Company is filing this Form 10-K/A to include such line item. All subtotals and totals provided in the Consolidated Statement of Cash Flows were correct when filed and remain unchanged. This Form 10-K/A does not reflect any other changes.

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
                                                    ========        ========       ========

                                                        See accompanying notes

                                VICOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December
                  31, 1999, 1998 and 1997


                                                                        1999               1998              1997
                                                                        ----               ----              ----
                                                                                         (in thousands)
Operating activities:
     Net income                                                        $ 19,088          $ 15,835          $ 26,217
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                   15,782            11,607             8,289
         (Gain) loss on disposal of equipment                               110               (23)              (10)
          Deferred income taxes                                             890               303              (201)
          Change in current assets and liabilities, net                 (25,745)            3,084            (8,159)
                                                                        -------           -------            -------

                  Net cash provided by operating activities              10,125            30,806            26,136

Investing activities:
     Additions to property, plant and equipment                         (14,827)          (36,392)          (20,177)
     Proceeds from sale of equipment                                         17                42                20
     Acquisition of business                                                 --            (1,850)                -
     Increase in other assets                                            (1,276)           (3,574)             (928)
     Decrease (increase) in notes receivable                                393                 6            (5,302)
                                                                         ------            ------            -------
                  Net cash used in investing activities                 (15,693)          (41,768)          (26,387)

Financing activities:
     Tax benefit relating to stock option plans                           6,148               718             2,950
     Proceeds from exercise of stock options                             18,062             1,558             9,196
     Acquisitions of treasury stock                                      (8,564)          (17,625)             (683)
                                                                         ------           -------            -------

                   Net cash provided by (used in)
                       financing activities                              15,646           (15,349)           11,463


Effect of foreign exchange rates on cash                                    134               349              --
                                                                         ------           -------            ------
Net increase (decrease) in cash and cash equivalents                     10,212           (25,962)           11,212

Cash and cash equivalents at beginning of year                           58,897            84,859            73,647
                                                                         ------            ------            ------

Cash and cash equivalents at end of year                               $ 69,109          $ 58,897          $ 84,859
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

Dated: March 31, 2000                                Vicor Corporation

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

Signature                       Title                              Date


/s/Patrizio Vinciarelli         President and Chairman         April 3, 2000
-----------------------         of the Board (Principal
Patrizio Vinciarelli            Executive Officer)



/s/Mark A. Glazer               Chief Financial Officer        April 3, 2000
-----------------              (Principal Financial Officer)
Mark A. Glazer