Form 10-Q
period 2000-03-31
VICOR CORP
filed 2000-05-11
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000.

            Common Stock, $.01 par value ............    30,407,093

            Class B Common Stock, $.01 par value ....    12,011,348

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                             1
           March 31, 2000 and December 31, 1999

           Condensed Consolidated Statement of Income                          2
           for the three months ended March 31, 2000 and 1999

           Condensed Consolidated Statement of Cash Flows                      3
           for the three months ended March 31, 2000 and 1999

           Notes to Condensed Consolidated Financial                         4-5
           Statements


    Item 2 - Management's Discussion and Analysis of                         6-7
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk        8

Part II - Other Information:

    Item 1 - Legal Proceedings                                                 9

    Item 2 - Changes in Securities                                             9

    Item 3 - Defaults Upon Senior Securities                                   9

    Item 4 - Submission of Matters to a Vote of                                9
              Security Holders

    Item 5 - Other Information                                                 9

    Item 6 - Exhibits and Reports on Form 8-K                                  9

    Signature(s)                                                              10

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                   Assets                    March 31, 2000   December 31, 1999
------------------------------------------   --------------   -----------------

Current assets:

    Cash and cash equivalents                     $  76,859           $  69,109
    Accounts receivable, net                         37,936              32,465
    Inventories, net                                 35,315              33,360
    Other current assets                              6,461               6,940
                                                  ---------           ---------
         Total current assets                       156,571             141,874

Property, plant and equipment, net                  109,413             109,079
Notes receivable                                      8,694               8,698
Other assets                                          8,491               9,254
                                                  ---------           ---------
                                                  $ 283,169           $ 268,905
                                                  =========           =========

Liabilities and Stockholders' Equity
------------------------------------------
Current liabilities:

    Accounts payable                              $   9,767           $  10,317
    Accrued liabilities                              16,684               8,540
                                                  ---------           ---------
         Total current liabilities                   26,451              18,857

Deferred income taxes                                 5,515               5,515

Stockholders' equity:
    Preferred Stock                                      --                  --
    Class B Common Stock                                120                 121
    Common Stock                                        359                 356
    Additional paid-in capital                      128,539             124,451
    Retained earnings                               193,095             185,979
    Accumulated other comprehensive income              862                 889
    Treasury stock, at cost                         (71,772)            (67,263)
                                                  ---------           ---------
         Total stockholders' equity                 251,203             244,533
                                                  ---------           ---------
                                                  $ 283,169           $ 268,905
                                                  =========           =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                               ---------------------------------
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
Net revenues:

      Product                                       $55,186            $34,396
      License                                         2,600              7,568
                                                    -------            -------
                                                     57,786             41,964

Costs and expenses:

      Cost of revenue                                33,019             23,276
      Selling, general and administrative            10,273              8,889
      Research and development                        5,271              5,151
                                                    -------            -------
                                                     48,563             37,316
                                                    -------            -------

Income from operations                                9,223              4,648

Other income                                          1,164                742
                                                    -------            -------

Income before income taxes                           10,387              5,390

Provision for income taxes                            3,271              1,725
                                                    -------            -------

Net income                                          $ 7,116            $ 3,665
                                                    =======            =======

Net income per common share:
      Basic                                         $  0.17            $  0.09
      Diluted                                       $  0.16            $  0.09

Shares used to compute
 net income per share:
      Basic                                          42,483             41,530
      Diluted                                        43,341             41,925

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                       ---------------------------------
                                                       March 31, 2000     March 31, 1999
                                                       --------------     --------------
Operating activities:
    Net income                                             $  7,116           $  3,665

    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                         4,533              3,710
        Loss on disposal of equipment                             6                 78
        Change in current assets and
         liabilities, net                                       639             (1,824)
                                                           --------           --------

           Net cash provided by operating activities         12,294              5,629

Investing activities:
    Additions to property, plant and equipment               (4,549)            (4,333)
    Proceeds from sale of equipment                               0                 10
    Decrease in notes receivable                                  4                  9
    Decrease (increase) in other assets                         436               (547)
                                                           --------           --------

           Net cash used in investing activities             (4,109)            (4,861)

Financing activities:
    Tax benefit relating to stock option plans                1,211                 24
    Proceeds from issuance of Common Stock                    2,879                237
    Acquisitions of treasury stock                           (4,509)            (4,974)
                                                           --------           --------

           Net cash used in financing activities               (419)            (4,713)

Effect of foreign exchange rates on cash                        (16)              (234)
                                                            --------          ---------
Net increase (decrease) in cash and cash equivalents          7,750             (4,179)

Cash and cash equivalents at beginning of period             69,109             58,897
                                                           --------           --------
Cash and cash equivalents at end of period                 $ 76,859           $ 54,718
                                                           ========           ========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2. Net Income per Share

      The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                     2000         1999
                                                     ----         ----
Numerator:
  Net income                                       $ 7,116      $ 3,665
                                                   =======      =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                 42,483       41,530

  Effect of dilutive securities:
     Employee stock options                            858          395
                                                   -------      -------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                               43,341       41,925
                                                   =======      =======

Basic income per share                             $  0.17      $  0.09
                                                   =======      =======

Diluted income per share                           $  0.16      $  0.09
                                                   =======      =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Continued)

3. Inventories

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2000 and December 31, 1999 (in thousands):

                                             March 31, 2000    December 31, 1999
                                             --------------    -----------------

          Raw materials ..............           $23,159             $22,924
          Work-in-process ............             6,621               4,957
          Finished goods .............             5,535               5,479
                                                  ------             -------
                                                 $35,315             $33,360
                                                 =======             =======

4. Comprehensive Income

      Total comprehensive income was $7,089,000 and $3,431,000 for the three months ended March 31, 2000 and 1999, respectively. Other comprehensive income consisted of adjustments for foreign currency translation losses in the amounts of $27,000 and $234,000 for the three months ended March 31, 2000 and 1999, respectively.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2000

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K which may supplement, modify, supersede or update those risk factors.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net revenues for the first quarter of 2000 were $57,786,000, an increase of $15,822,000 (37.7%) as compared to $41,964,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard products of $20,790,000 offset by a decrease in license revenues of $4,968,000. The decrease in license revenue was primarily due to a non-recurring payment from a licensee for past use of Vicor's intellectual property in the first quarter of 1999.

Gross margin increased $6,079,000 (32.5%) from $18,688,000 to $24,767,000, and decreased as a percentage of net revenues from 44.5% to 42.9%. The primary component of the increase in gross margin dollars was the increase in net revenues. The primary component of the decrease in gross margin percentage was due to changes in the revenue mix, partially offset by the increase in net revenues.

Selling, general and administrative expenses were $10,273,000 for the period, an increase of $1,384,000 (15.6%) over the same period in 1999. As a percentage of net revenues, selling, general and administrative expenses decreased from 21.2% to 17.8%. The principal components of the $1,384,000 increase were $587,000 (62.7%) of increased sales commission expense, $315,000 (10.2%) of increased compensation expense, $256,000 (60.4%) of increased advertising costs and $228,000 of payroll tax expense associated with the exercise of stock options.

Research and development expenses were $5,271,000 for the period, an increase of $120,000 (2.3%) over the same period in 1999. As a percentage of net revenues, research and development expenses decreased from 12.3% to 9.1%. The principal components of the $120,000 increase were $663,000 (29.6%) of increased compensation expense and $100,000 (57.1%) of increased research and development expenses associated with the operations of the Vicor Integrated Architects ("VIAs"). The principal component offsetting the above increase was $672,000 (48.7%) of decreased project material costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2000
                                   (continued)

Other income increased $422,000 (56.9%) from the same period a year ago to $1,164,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as notes receivable associated with the Company's real estate transaction. Interest income increased primarily due to an increase in cash and cash equivalent balances and an increase in the average interest rates.

Income before income taxes was $10,387,000, an increase of $4,997,000 (92.7%) compared to the same period in 1999. As a percentage of net revenues, income before income taxes increased from 12.8% to 18.0% primarily due to the gross margin increase generated by the increased net revenues.

The effective tax rate for the first quarter of 2000 was 31.5%, compared to 32.0% for the same period in 1999.

Net income per share (diluted) was $.16 for the first quarter of 2000, compared to $.09 for the first quarter of 1999, an increase of $.07 (77.8%).

Liquidity and Capital Resources

At March 31, 2000 the Company had $76,859,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.9:1 compared to 7.5:1 at December 31, 1999. Working capital increased $7,103,000, from $123,017,000 at December 31, 1999 to $130,120,000 at March 31, 2000. The primary factors affecting the working capital increase were an increase in cash of $7,750,000 and accounts receivable of $5,471,000, offset by an increase in current liabilities of $7,594,000. The primary uses of cash for the first three months of 2000 were for additions to property and equipment of $4,549,000 and for the acquisition of treasury stock of $4,509,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

In February 2000, the Board of Directors of the Company authorized the repurchase of the Company's Common Stock up to an aggregate amount of approximately $30,000,000. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. During the three months ended March 31, 2000, the Company spent $4,509,000 for the repurchase of its Common Stock.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2000, the Company had approximately $870,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 8

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents.

As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations is not significant. The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. ("VJCL"). The Company believes that this market risk is currently not material due to the relative size of VJCL's operations.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 9

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2000

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

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

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

                                              VICOR CORPORATION


Date: May 10, 2000                         By: /s/ Patrizio Vinciarelli
                                              ----------------------------------
                                              Patrizio Vinciarelli
                                              President and Chairman
                                              of the Board


Date: May 10, 2000                         By: /s/ Mark A. Glazer
                                              ----------------------------------
                                              Mark A. Glazer
                                              Chief Financial Officer