Form 10-Q
period 2000-06-30
VICOR CORP
filed 2000-08-09
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                              --------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000.

           Common Stock, $.01 par value ............  30,187,279
           Class B Common Stock, $.01 par value ....  11,993,348

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1 - Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet at                               1
        June 30, 2000 and December 31, 1999

        Condensed Consolidated Statement of Income                            2
        for the quarters ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999

        Condensed Consolidated Statement of Cash Flows                        3
        for the six months ended June 30, 2000 and 1999

        Notes to Condensed Consolidated Financial                            4-5
        Statements

   Item 2 - Management's Discussion and Analysis of                          6-8
            Financial Condition and Results of Operations

   Item 3 - Quantative and Qualitative Disclosures About Market Risk          9

Part II - Other Information:

   Item 1 - Legal Proceedings                                                10

   Item 2 - Changes in Securities                                            10

   Item 3 - Defaults Upon Senior Securities                                  10

   Item 4 - Submission of Matters to a Vote of                               10
            Security Holders

   Item 5 - Other Information                                                10

   Item 6 - Exhibits and Reports on Form 8-K                                 10

   Signature(s)                                                              11

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

           Assets                                    June 30, 2000  December 31, 1999
                                                     -------------  -----------------
Current assets:

   Cash and cash equivalents                           $  71,295        $  69,109
   Accounts receivable, net                               39,865           32,465
   Inventories, net                                       38,768           33,360
   Other current assets                                    6,566            6,940
                                                       ---------        ---------
      Total current assets                               156,494          141,874

Property, plant and equipment, net                       109,157          109,079
Notes receivable                                           8,674            8,698
Other assets                                               8,112            9,254
                                                       ---------        ---------
                                                       $ 282,437        $ 268,905
                                                       ---------        ---------

Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                    $  10,941        $  10,317
   Accrued compensation and benefits                       4,450            3,553
   Accrued liabilities                                     8,201            4,987
                                                       ---------        ---------
      Total current liabilities                           23,592           18,857

Deferred income taxes                                      5,515            5,515

Stockholders' equity:

   Preferred Stock                                            --               --
   Class B Common Stock                                      120              121
   Common Stock                                              360              356
   Additional paid-in capital                            130,341          124,451
   Retained earnings                                     201,310          185,979
   Accumulated other comprehensive income                    637              889
   Treasury stock, at cost                               (79,438)         (67,263)
                                                       ---------        ---------
            Total stockholders' equity                   253,330          244,533
                                                       ---------        ---------
                                                       $ 282,437        $ 268,905
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2


                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                  ----------------------      ----------------------
                                                         June 30,                    June 30,
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------
Net revenues:

      Product                                     $ 59,985      $ 42,446      $115,171      $ 76,842
      License                                        2,793         2,362         5,393         9,930
                                                  --------      --------      --------      --------
                                                    62,778        44,808       120,564        86,772

Costs and expenses:

      Cost of revenue                               35,622        26,007        68,641        49,283
      Selling, general and administrative           10,607         8,554        20,880        17,443
      Research and development                       5,348         4,869        10,619        10,020
                                                  --------      --------      --------      --------
                                                    51,577        39,430       100,140        76,746
                                                  --------      --------      --------      --------

Income from operations                              11,201         5,378        20,424        10,026

Other income                                           791           752         1,955         1,494
                                                  --------      --------      --------      --------

Income before income taxes                          11,992         6,130        22,379        11,520

Provision for income taxes                           3,777         1,962         7,048         3,687
                                                  --------      --------      --------      --------

Net income                                        $  8,215      $  4,168      $ 15,331      $  7,833
                                                  ========      ========      ========      ========

Net income per common share:
      Basic                                       $   0.19      $   0.10      $   0.36      $   0.19
      Diluted                                     $   0.19      $   0.10      $   0.35      $   0.19

Shares used to compute net income per share:
      Basic                                         42,155        41,328        42,319        41,429
      Diluted                                       43,125        42,155        43,233        42,040

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3


                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                       -----------------------------
                                                       June 30, 2000   June 30, 1999
                                                       -------------   -------------
Operating activities:
   Net income                                             $ 15,331       $  7,833

   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                           9,068          7,594
     Loss on disposal of equipment                             166             75
     Change in current assets and
       liabilities, net                                     (7,838)       (12,320)
                                                          --------       --------

        Net cash provided by operating activities           16,727          3,182

Investing activities:
   Additions to property, plant and equipment               (8,721)        (7,346)
   Proceeds from sale of equipment                               2             17
   Decrease (increase) in notes receivable                      24            (78)
   Decrease (increase) in other assets                         537           (814)
                                                          --------       --------

        Net cash used in investing activities               (8,158)        (8,221)

Financing activities:
   Tax benefit relating to stock option plans                1,991            211
   Proceeds from issuance of Common Stock                    3,902            696
   Acquisitions of treasury stock                          (12,175)        (5,475)
                                                          --------       --------

      Net cash used in financing activities                 (6,282)        (4,568)

Effect of foreign exchange rates on cash                      (101)          (297)
                                                          --------       --------

Net increase (decrease) in cash and cash equivalents         2,186         (9,904)

Cash and cash equivalents at beginning of period            69,109         58,897
                                                          --------       --------
Cash and cash equivalents at end of period                $ 71,295       $ 48,993
                                                          --------       --------

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4


                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2. Net Income per Share

      The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

                                                  Three Months Ended          Six Months Ended
                                                  -------------------       -------------------
                                                        June 30,                 June 30,
                                                   2000         1999         2000         1999
                                                  ------       ------       ------       ------
Numerator:
  Net Income                                     $ 8,215      $ 4,168      $15,331      $ 7,833
                                                 =======      =======      =======      =======
Denominator:
  Denominator for basic income
  per share-weighted average shares               42,155       41,328       42,319       41,429

  Effect of dilutive securities:
   Employee stock options                            970          827          914          611
                                                  ------       ------       ------       ------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                             43,125       42,155       43,233       42,040
                                                 =======      =======      =======      =======

Basic income per share                           $  0.19      $  0.10      $  0.36      $  0.19
                                                 =======      =======      =======      =======

Diluted income per share                         $  0.19      $  0.10      $  0.35      $  0.19
                                                 =======      =======      =======      =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5


                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Continued)

3. Inventories

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 2000 and December 31, 1999 (in thousands):

                                            June 30, 2000     December 31, 1999
                                            -------------     -----------------

      Raw materials ................            $25,600            $22,924
      Work-in-process ..............              7,047              4,957
      Finished goods ...............              6,121              5,479
                                                -------            -------
                                                $38,768            $33,360
                                                =======            =======

4. Comprehensive Income

      Total comprehensive income was $7,990,000 and $15,079,000 for the three and six months ended June 30, 2000, respectively, and $3,892,000 and $7,323,000 for the three and six months ended June 30, 1999, respectively. Other comprehensive income consisted of adjustments for foreign currency translation losses in the amounts of $225,000 and $252,000 for the three and six months ended June 30, 2000, respectively.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2000

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net revenues for the second quarter of 2000 were $62,778,000, an increase of $17,970,000 (40.1%) as compared to $44,808,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $17,539,000.

Gross margin increased $8,355,000 (44.4%) to $27,156,000 from $18,801,000, and increased as a percentage of net revenues from 42.0% to 43.3%. The primary component of the increase in gross margin dollars and percentage was the increase in net revenues.

Selling, general and administrative expenses were $10,607,000 for the period, an increase of $2,053,000 (24.0%) over the same period in 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 16.9% from 19.1%. The principal components of the $2,053,000 increase were $442,000 (38.5%) of increased sales commission expense, $426,000 (80.4%) of increased advertising costs, $418,000 (393.1%) of increased legal expenses and $227,000 (7.0%) of increased compensation expense.

Research and development expenses increased $479,000 (9.8%) to $5,348,000 and decreased as a percentage of net revenues to 8.5% from 10.9%. The principal component of the $479,000 increase was $544,000 (22.8%) of increased compensation expense.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2000
                                   (continued)

Other income increased $39,000 (5.2%) from the same period a year ago, to $791,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as from a note receivable associated with the Company's real estate transaction. Interest income increased primarily due to an increase in cash and cash equivalent balances and an increase in average interest rates.

Income before income taxes was $11,992,000, an increase of $5,862,000 (95.6%) compared to the same period in 1999. As a percentage of net revenues, income before income taxes increased from 13.7% to 19.1% primarily due to the gross margin increase generated by the increased net revenues coupled with a decrease in operating expenses as a percentage of net revenues.

The effective tax rate for the second quarter of 2000 was 31.5%, compared to 32.0% for the same period in 1999.

Net income per share (diluted) was $.19 for the second quarter of 2000, compared to $.10 for the second quarter of 1999, an increase of $.09.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Net revenues for the first six months of 2000 were $120,564,000, an increase of $33,792,000 (38.9%) as compared to $86,772,000 for the same period a year ago. The growth in net revenues resulted primarily from an increase in unit shipments of standard and custom products of $38,329,000 offset by a decrease in license revenue of $4,537,000. The decrease in license revenue was primarily due to a non-recurring payment from a licensee for past use of Vicor's intellectual property in the first quarter of 1999.

Gross margin increased $14,434,000 (38.5%) to $51,923,000 from $37,489,000, and decreased as a percentage of net revenues from 43.2% to 43.1%. The primary component of the increase in gross margin dollars was the increase in net revenues. The primary component of the decrease in gross margin percentage was due to changes in revenue mix, partially offset by the increase in net revenues.

Selling, general and administrative expenses were $20,880,000 for the period, an increase of $3,437,000 (19.7%) over the same period in 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 17.3% from 20.1%. The principal components of the $3,437,000 increase were $1,029,000 (49.4%) of increased sales commission expense, $681,000 (71.5%) of increased advertising expenses, $542,000 (8.6%) of increased compensation expense, $363,000 (31.0%) of increased depreciation and amortization expense, and $334,000 of payroll tax expense associated with the exercise of stock options.

Research and development expenses increased $599,000 (6.0%) to $10,619,000 and decreased as a percentage of net revenues to 8.8% from 11.5%. The principal components of the $599,000 increase were $1,417,000 (32.1%) of increased compensation expense offset by a decrease of $684,000 (31.7%) in project material costs and $126,000 (23.1%) of decreased facilities costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8


                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2000
                                   (continued)

Other income increased $461,000 (30.9%) from the same period a year ago, to $1,955,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as from a note receivable associated with the Company's real estate transaction. Interest income increased primarily due to an increase in cash and cash equivalent balances and an increase in average interest rates.

Income before income taxes was $22,379,000, an increase of $10,859,000 (94.3%) compared to the same period in 1999. As a percentage of net revenues, income before income taxes increased from 13.3% to 18.6% primarily due to the gross margin increase generated by the increased net revenues.

The effective tax rate for the six months ended June 30, 2000 was 31.5%, compared to 32.0% for the same period in 1999.

Net income per share (diluted) was $.35 for the six months ended June 30, 2000, compared to $.19 for the same period in 1999, an increase of $.16.

Liquidity and Capital Resources

At June 30, 2000 the Company had $71,295,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.6:1 compared to 7.5:1 at December 31, 1999. Working capital increased $9,885,000, from $123,017,000 at December 31, 1999 to $132,902,000 at June 30, 2000. The primary factors affecting the working capital increase were an increase in cash, accounts receivable and inventories of $14,994,000, offset by an increase in current liabilities of $4,735,000. The primary uses of cash for the first six months of 2000 were for additions to property and equipment of $8,721,000 and the acquisition of treasury stock of $12,175,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock, of which approximately $21,000,000 remains available as of June 30, 2000. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. During the six month period ended June 30, 2000, the Company spent $12,175,000 for the repurchase of its Common Stock under the current and a prior plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2000, the Company had approximately $1,000,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 9


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents.

As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations is not significant. The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. ("VJCL"). The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 10


                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2000

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

Item 4 - Submission of Matters to a Vote of Security-Holders

      The 2000 Annual Meeting of Stockholders of the Company was held on June 29, 2000. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

      Nominee                         Votes For            Votes Withheld
      -------                         ---------            --------------

      Patrizio Vinciarelli           143,156,335              574,746
      Estia J. Eichten               143,160,835              570,246
      Barry Kelleher                 143,069,679              661,402
      Jay M. Prager                  143,069,679              661,402
      David T. Riddiford             143,451,573              279,508
      M. Michael Ansour              143,449,673              281,408

      There were 0 broker non-votes and 0 abstentions on this proposal.

      A proposal to approve and ratify the Company's 2000 Stock Option and Incentive Plan was approved by the Company's stockholders. Votes were cast for the proposal as follows:

      Votes For                     Votes Against            Abstained
      ---------                     -------------            ---------

      134,413,541                     3,318,527               138,739

      There were 5,860,274 broker non-votes on this proposal.

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

                                             VICOR CORPORATION


        Date:  August 8, 2000              By: /s/ Patrizio Vinciarelli
                                              ----------------------------------
                                              Patrizio Vinciarelli
                                              President and Chairman
                                              of the Board


        Date:  August 8, 2000              By: /s/ Mark A. Glazer
                                              ----------------------------------
                                              Mark A. Glazer
                                              Chief Financial Officer