Form 10-Q
period 2000-09-30
VICOR CORP
filed 2000-11-13
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                              --------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000.

           Common Stock, $.01 par value ............  30,305,047
           Class B Common Stock, $.01 par value ....  11,993,348

                                   ----------

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet at                             1
           September 30, 2000 and December 31, 1999

           Condensed Consolidated Statement of Income                          2
           for the quarters ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999

           Condensed Consolidated Statement of Cash Flows                      3
           for the nine months ended September 30, 2000 and 1999

           Notes to Condensed Consolidated Financial                         4-5
           Statements

    Item 2 - Management's Discussion and Analysis of                         6-9
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk       10

Part II - Other Information:

    Item 1 - Legal Proceedings                                                11

    Item 2 - Changes in Securities                                            11

    Item 3 - Defaults Upon Senior Securities                                  11

    Item 4 - Submission of Matters to a Vote of                               11
             Security Holders

    Item 5 - Other Information                                                11

    Item 6 - Exhibits and Reports on Form 8-K                                 11

    Signature(s)                                                              12

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                  Assets                         September 30, 2000    December 31, 1999
---------------------------------------          ------------------    -----------------
Current assets:

    Cash and cash equivalents                         $  76,037            $  69,109
    Accounts receivable, net                             44,241               32,465
    Inventories, net                                     42,051               33,360
    Other current assets                                  7,068                6,940
                                                      ---------            ---------
         Total current assets                           169,397              141,874

Property, plant and equipment, net                      107,864              109,079
Notes receivable                                          8,712                8,698
Other assets                                              7,634                9,254
                                                      ---------            ---------
                                                      $ 293,607            $ 268,905
                                                      =========            =========

Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                  $  10,752            $  10,317
    Accrued compensation and benefits                     5,247                3,553
    Accrued liabilities                                   9,662                4,987
                                                      ---------            ---------
         Total current liabilities                       25,661               18,857

Deferred income taxes                                     5,515                5,515

Stockholders' equity:

    Preferred Stock                                          --                   --
    Class B Common Stock                                    120                  121
    Common Stock                                            365                  356
    Additional paid-in capital                          136,977              124,451
    Retained earnings                                   211,349              185,979
    Accumulated other comprehensive income                  529                  889
    Treasury stock, at cost                             (86,909)             (67,263)
                                                      ---------            ---------
                  Total stockholders' equity            262,431              244,533
                                                      ---------            ---------
                                                      $ 293,607            $ 268,905
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                 --------------------     ---------------------
                                                     September 30,             September 30,
                                                  2000         1999         2000         1999
                                                 -------     --------     --------     --------
Net revenues:

         Product                                 $65,422     $ 45,660     $180,593     $122,502
         License                                   2,429        3,713        7,822       13,643
                                                 -------     --------     --------     --------
                                                  67,851       49,373      188,415      136,145

Costs and expenses:

       Cost of revenue                            37,821       28,002      106,462       77,285
       Selling, general and administrative        11,155        9,052       32,035       26,495
       Research and development                    4,962        4,933       15,581       14,953
                                                 -------     --------     --------     --------
                                                  53,938       41,987      154,078      118,733
                                                 -------     --------     --------     --------

Income from operations                            13,913        7,386       34,337       17,412

Other income                                         743          788        2,698        2,282
                                                 -------     --------     --------     --------

Income before income taxes                        14,656        8,174       37,035       19,694

Provision for income taxes                         4,617        2,616       11,665        6,303
                                                 -------     --------     --------     --------

Net income                                       $10,039     $  5,558     $ 25,370     $ 13,391
                                                 =======     ========     ========     ========

Net income per common share:
       Basic                                     $  0.24     $   0.13     $   0.60     $   0.32
       Diluted                                   $  0.23     $   0.13     $   0.59     $   0.32

Shares used to compute net income per share:
       Basic                                      42,216       41,318       42,284       41,392
       Diluted                                    43,435       42,372       43,300       42,151

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                         --------------------------------------
                                                         September 30, 2000  September 30, 1999
                                                         ------------------  ------------------
Operating activities:
    Net income                                                $ 25,370            $ 13,391
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                           13,518              11,266
        Loss on disposal of equipment                              166                 101
        Tax benefit relating to stock option plans               4,985                 330
        Change in current assets and
         liabilities, net                                      (13,649)             (9,796)
                                                              --------            --------

           Net cash provided by operating activities            30,390              15,292

Investing activities:
    Additions to property, plant and equipment                 (11,932)            (10,572)
    Proceeds from sale of equipment                                  2                  17
    Increase in notes receivable                                   (14)                (24)
    Decrease (increase) in other assets                            693              (1,183)
                                                              --------            --------

           Net cash used in investing activities               (11,251)            (11,762)

Financing activities:
     Proceeds from issuance of Common Stock                      7,549               1,242
     Acquisitions of treasury stock                            (19,646)             (8,564)
                                                              --------            --------

           Net cash used in financing activities               (12,097)             (7,322)

Effect of foreign exchange rates on cash                          (114)                142
                                                              --------            --------

Net increase (decrease) in cash and cash equivalents             6,928              (3,650)

Cash and cash equivalents at beginning of period                69,109              58,897
                                                              --------            --------
Cash and cash equivalents at end of period                    $ 76,037            $ 55,247
                                                              ========            ========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2. Net Income per Share

      The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

                                                Three Months Ended       Nine Months Ended
                                                ------------------       -----------------
                                                   September 30,           September 30,
                                                 2000        1999        2000        1999
                                                -------     -------     -------     -------
Numerator:
  Net Income                                    $10,039     $ 5,558     $25,370     $13,391
                                                =======     =======     =======     =======
Denominator:
  Denominator for basic income
  per share-weighted average shares              42,216      41,318      42,284      41,392

  Effect of dilutive securities:
     Employee stock options                       1,219       1,054       1,016         759
                                                -------     -------     -------     -------
  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                            43,435      42,372      43,300      42,151
                                                -------     -------     -------     -------
Basic income per share                          $  0.24     $  0.13     $  0.60     $  0.32
                                                =======     =======     =======     =======
Diluted income per share                        $  0.23     $  0.13     $  0.59     $  0.32
                                                =======     =======     =======     =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Continued)

3. Inventories

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 2000 and December 31, 1999 (in thousands):

                                      September 30, 2000     December 31, 1999
                                      ------------------     -----------------

Raw materials .....................        $28,038                $22,924
Work-in-process ...................          7,497                  4,957
Finished goods ....................          6,516                  5,479
                                           -------                -------
                                           $42,051                $33,360
                                           =======                =======

4. Comprehensive Income

      Total comprehensive income was $9,931,000 and $25,010,000 for the three and nine months ended September 30, 2000 and $6,336,000 and $13,659,000 for the three and nine months ended September 30, 1999. Other comprehensive income consisted of adjustments for foreign currency translation gains in the amounts of $108,000 and $360,000 for the three and nine months ended September 30, 2000.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2000

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

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net revenues for the third quarter of 2000 were $67,851,000, an increase of $18,478,000 (37.4%) as compared to $49,373,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $19,762,000 due to increases in demand for first and second generation products.

Gross margin increased $8,659,000 (40.5%) to $30,030,000 from $21,371,000, and increased as a percentage of net revenues from 43.3% to 44.3%. The primary component of the increase in gross margin dollars and percentage was due to an increase in net revenues.

Selling, general and administrative expenses were $11,155,000 for the period, an increase of $2,103,000 (23.2%) over the same period in 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 16.4% from 18.3%. The principal components of the $2,103,000 increase were $662,000 (21.1%) of increased compensation expense, $566,000 (44.5%) of increased sales commission expense, $319,000 (233.3%) of increased legal expense and $285,000 of payroll tax expense associated with the exercise of stock options.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (continued)

Research and development expenses increased $29,000 (0.6%) to $4,962,000 and decreased as a percentage of net revenues to 7.3% from 10.0%. The principal components of the $29,000 increase were $238,000 (9.3%) of increased compensation expense and $61,000 (25.4%) of increased research and development costs associated with the operations of the Vicor Integrated Architects (VIA), offset by $335,000 (40.0%) of decreased project materials costs.

Other income decreased $45,000 (5.7%) from the same period a year ago to $743,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Other income decreased due to the write-down of $390,000 for certain equipment no longer in use, offset by an increase in interest income due to an increase in cash and cash equivalent balances and an increase in average interest rates.

Income before income taxes was $14,656,000, an increase of $6,482,000 (79.3%) compared to the same period in 1999. As a percentage of net revenues, income before income taxes increased to 21.6% from 16.6% primarily due to the gross margin increase generated by the increased net revenues, combined with a decrease in operating expenses as a percentage of net revenues.

The effective tax rate for the third quarter of 2000 was 31.5%, compared to 32.0% for the same period in 1999.

Net income per share (diluted) was $.23 for the third quarter of 2000, compared to $.13 for the third quarter of 1999, an increase of $.10.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Net revenues for the first nine months of 2000 were $188,415,000, an increase of $52,270,000 (38.4%) as compared to $136,145,000 for the same period a year ago. The growth in net revenues resulted primarily from a net increase of unit shipments of standard and custom products of approximately $58,091,000 offset by a decrease in license revenue of $5,821,000. The decrease in license revenues was primarily due to non-recurring payments from licensees for past use of Vicor's intellectual property in 1999.

Gross margin increased $23,093,000 (39.2%) to $81,953,000 from $58,860,000 and increased as a percentage of net revenues from 43.2% to 43.5%. The primary components of the increase in gross margin dollars and percentage was the increase in net revenues, partially offset by changes in the revenue mix.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (continued)

Selling, general and administrative expenses were $32,035,000 for the period, an increase of $5,540,000 (20.9%) over the same period in 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 17.0% from 19.5%. The principal components of the $5,540,000 increase were $1,594,000 (47.6%) increase in sales commission costs, $1,311,000 (13.8%) increase in compensation expense, $664,000 (39.1%) in increased advertising costs and $619,000 of payroll tax expense associated with the exercise of stock options.

Research and development expenses increased $628,000 (4.2%) to $15,581,000 and decreased as a percentage of net revenues to 8.3% from 11.0%. The principal component of the $628,000 increase was $1,208,000 (16.2%) of increased compensation expense, offset by a $723,000 (26.1%) decrease in project material costs.

Other income increased $416,000 (18.2%) from the same period a year ago, to $2,698,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents as well as from a note receivable associated with the Company's real estate transaction. Other income increased primarily due to an increase in interest income due to an increase in cash and cash equivalent balances and an increase in average interest rates, partially offset by write-downs of $550,000 for certain equipment no longer in use.

Income before income taxes was $37,035,000, an increase of $17,341,000 (88.1%) compared to the same period in 1999. As a percentage of net revenues, income before income taxes increased from 14.5% to 19.7% primarily due to the gross margin increase generated by the increased net revenues.

The effective tax rate for the nine months ended September 30, 2000 was 31.5%, compared to 32.0% for the same period in 1999.

Net income per share (diluted) was $.59 for the nine months ended September 30, 2000, compared to $.32 for the same period in 1999, an increase of $.27.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (continued)

Liquidity and Capital Resources

At September 30, 2000 the Company had $76,037,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.6:1 compared to 7.5:1 at December 31, 1999. Working capital increased $20,719,000, from $123,017,000 at December 31, 1999 to $143,736,000 at September 30, 2000. The primary factors affecting the working capital increase were an increase in cash of $6,928,000 and accounts receivable and inventories of $20,467,000 offset by an increase in current liabilities of $6,804,000. The primary sources of cash were $30,390,000 from operating activities and $7,549,000 from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the nine months of 2000 were for the acquisition of treasury stock of $19,646,000 and additions to property and equipment of $11,932,000.

The Company plans to make continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years.

In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock, of which approximately $13,500,000 remains available as of September 30, 2000. The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. During the nine month period ended September 30, 2000, the Company spent $19,646,000 for the repurchase of its Common Stock under the current and a prior plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2000, the Company had approximately $1,700,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 10

                                VICOR CORPORATION
                               September 30, 2000

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents.

As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations is not significant. Substantially all of the Company's international sales are priced in U.S. dollars. As a result, the Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. ("VJCL"). The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2000

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

                                          VICOR CORPORATION


        Date: November 9, 2000          By: /s/ Patrizio Vinciarelli
                                            ------------------------------------
                                            Patrizio Vinciarelli
                                            President and Chairman
                                            of the Board


        Date: November 9, 2000          By: /s/ Mark A. Glazer
                                            ------------------------------------
                                            Mark A. Glazer
                                            Chief Financial Officer