Form 10-K405
period 2000-12-31
VICOR CORP
filed 2001-03-29
CIK 751978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                             ----------------------

      (Mark One)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-18277

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                    04-2742817
              --------                                    ----------
  (State or other jurisdiction of             (IRS employer identification no.)
   incorporation or organization)

                 25 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS 01810
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $430,118,057 as of February 28, 2001.

On February 28, 2001, there were 30,293,307 shares of Common Stock outstanding and 11,993,348 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 2001 annual meeting of stockholders are incorporated by reference into Part III.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intends," "estimate," "plan," "assumes" and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Item 1 - "Business - Second-Generation Automated Manufacturing Line," "- Competition," "- Patents," "- Licensing," and "- Risk Factors," and under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors.

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

      In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly-owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation (FSC). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects ("VIA's"), most of which are majority owned subsidiaries. VIA's provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2000 there were five (5) VIA's operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. The Company's Common Stock became publicly traded on the NASDAQ National Market System in April 1990.

Products

      Power systems are incorporated into virtually all electronic products, such as computers and telecommunications equipment, to convert electric power from a primary source, for example a wall outlet, into the stable DC voltages required by electronic circuits. Because power systems are configured in a myriad of application-specific configurations, the Company's basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be applied by users to easily configure a power system specific to their needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company's principal product lines include:

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

      In 1998, the Company introduced the first complete family of its second-generation of high power density, component-level DC-DC converters. This family operates from 48 Volts input and is designed for the telecommunications market as well as distributed power systems. It consists of 26 modules with the most popular output voltages in all three of the Company's second-generation standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro). Output power levels from 50 to 500 Watts are covered by this offering. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watts.

      In November 2000, the Company introduced a new power conversion architecture, called PowerStick, which is specifically designed to address the market for low profile, high density, board mounted DC-DC converters. PowerStick converters will be able to deliver up to 75 Watts per module and up to 900 Watts in fault tolerant arrays.

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

      Customer Specific Products

      Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution which could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers ("VAR's"). The Company has established a network of VIA's (see "The Company," above in Item 1 - "Business"). Most of the VIA's are majority owned by the Company, while VAR's are independent businesses. Both VIA's and VARs are distributed geographically and are in close proximity to many of their customers.

Sales and Marketing

      The Company sells its products through a network of 33 independent sales representative organizations in North and South America; internationally, 50 independent distributors are utilized. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

      Export sales, as a percentage of total net revenues, were approximately 32%, 30% and 29%, in 2000, 1999 and 1998, respectively.

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

      The Company also sells directly to customers through Vicor Express, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. The Company, through Vicor B.V., has expanded its Vicor Express operation to include locations in Germany, France, Italy and England.

Customers and Applications

      The Company's customer base is comprised of large Original Equipment Manufacturers (OEMs) and smaller, lower volume users which are broadly distributed across several major market areas. Some examples of the diverse applications of the Company's products are:

Telecommunications:                     EDP:
     Central Office Systems                  RAID Systems
     Fiber Optic Systems                     Supercomputers
     Cellular Telecommunications             Data Storage Systems
     Microwave Communications                ATM Switches
     Voice Processing Multiplexers           Networking Equipment
     Paging Equipment                        LAN/WAN Systems
     Broadcast Equipment                     File Servers
     Power Amplifiers                        Optical Switches

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

For the years ended December 31, 2000, 1999 and 1998, no single customer accounted for more than 10% of net revenues.

Backlog

      As of December 31, 2000, the Company had a backlog of approximately $70.3 million compared to $58.7 million at December 31, 1999. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

      As a basic element of its long term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunities. The Company invested approximately $20.6 million, $19.9 million and $20.7 million, in research and development in 2000, 1999 and 1998, respectively. Investment in research and development represented 8.0%, 10.5% and 12.5%, of net revenues in 2000, 1999 and 1998. The Company plans to continue to invest a significant percentage of revenues into research and development.

Manufacturing

      The Company's principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

      The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company's second-generation products, in order to expand capacity (see "- Second-Generation Automated Manufacturing Line," below).

      Components used in the Company's products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, the Company maintains levels of inventories it considers to be appropriate. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

      Compliance by the Company with applicable environmental laws has not had a material effect on the financial condition or operations of the Company.

Second-Generation Automated Manufacturing Line

      Shipments of second-generation products approximately doubled in 2000 over 1999. Both first and second-generation products are sold to similar customers. The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. The Company began depreciation on a significant portion of the second-generation automated manufacturing line, approximately $32.5 million, in the second quarter of 1998. Depreciation on another $1.6 million of the line commenced during the second half of 1998. Approximately $3.3 million of these initial costs are being depreciated on a straight-line basis over a period of five years, and approximately $30.8 million are being depreciated on a straight-line basis over a period of eight years. Additional equipment of approximately $4.8 million was placed into service during 2000 ($6.4 million in 1999). While unit production in 2000 more than doubled compared to 1999, gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company is taking steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying personnel and equipment from first-generation production. The Company is also in the process of completing an upgrade to second-generation products, internally designated as FasTrak, which the Company anticipates will also help to increase capacity and reduce costs. It will take several quarters before these steps will be fully implemented and their effects realized. Gross margins during 2001 will continue to be negatively impacted until higher production volumes, higher yield levels and component cost reductions are attained with respect to second-generation products.

Competition

      Many power supply manufacturers target markets similar to those of the Company. Representative examples are: Lambda Electronics, a subsidiary of Invensys, plc; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec America, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

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

      On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the "Reissue Patent") as a reissue of U.S. Patent 4,441,146 (the "Reset Patent"). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called "zero-voltage switching" ("ZVS") technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been and are being infringed. The Company believes in vigorously protecting its rights under its patents (see "Item 3 - Legal Proceedings" below).

      The Company has been issued 72 patents in the United States (which expire between 2001 and 2018), 20 in Europe (which expire between 2002 and 2015 ), and 22 in Japan (which expire between 2002 and 2016). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., "Item 3 - Legal Proceedings" below). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

Licensing

      In addition to generating revenue, licensing is an element of the Company's strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company's wholly owned subsidiary, VLT, Inc., the successor to VLT Corporation, which owns the Company's patents. Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years.

Employees

      As of December 31, 2000, the Company employed approximately 1,654 full time and 353 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (See "- Risk Factors - Dependence on Key Personnel," below).

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

      Need for Technological Developments

      The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on the Company's results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, could have a material adverse affect on the Company's competitive position and results of operations.

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

      Need to Provide Additional Manufacturing Capacity

      In order to meet anticipated future growth, the Company will need to continue to increase manufacturing capacity through the installation of additional equipment and additional automated manufacturing lines. The Company has been working to increase the capacity for second-generation products through the acquisition of new equipment and the re-deployment of equipment and personnel from first-generation production. This will continue to increase fixed costs and could have a negative impact on the Company's gross margins and profitability. In addition, the process of installing equipment and new lines, as well as hiring and training new personnel, could cause disruptions in production or delays in the shipping of products.

      Dependence on Third Party Suppliers and Subcontractors

      The Company depends on third party suppliers and subcontractors to provide components and assemblies used in our products. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, the Company may not be able to meet the demand for its products or it may negatively affect delivery times. In addition, the Company cannot directly control the quality of the products and services provided by third parties. In order to grow, the Company may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

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

      Dependence on Key Personnel

      The Company's success depends on our ability to retain the services of its executive officers. The loss of one or more members of senior management could adversely affect the Company's business and financial results. In particular, the Company is dependent on the services of Dr. Patrizio Vinciarelli, its founder, Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on the Company's development of new products and on its results of operations. In addition, the Company depends on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. The Company's continued operations and growth depends on its ability to attract and retain highly qualified employees in a very competitive employment market.

      Patents and Proprietary Rights

      The Company operates in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies which must be protected to preserve the exclusive use of such technologies. The Company devotes substantial resources to establish and protect our patents and proprietary rights, and relies on patent and intellectual property law to protect such rights. Such protection, though, may not prevent competitors from independently developing products similar or superior to the Company's products. The Company may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict or may be unable to acquire patents in the future, and this may have a material adverse affect on the Company's competitive position. In addition, the intellectual property laws of foreign countries may not protect the Company's rights to the same extent as those of the United States. The Company has been and may need to continue to defend or challenge patents. The Company may incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on its results of operations.

ITEM 2 - PROPERTIES

      The Company's corporate headquarters building, which the Company owns and is located in Andover, Massachusetts, provides approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel.

      The Company also owns a building of approximately 230,000 square feet, in Andover, Massachusetts which houses all Massachusetts manufacturing activities.

      The Company's Westcor division owns and occupies a building of approximately 31,000 square feet in Sunnyvale, California.

ITEM 3 - LEGAL PROCEEDINGS

      On February 1, 1999, the Company announced that it had concluded an arrangement under which Vicor and Reltec Corporation entered into a license agreement and agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license under the Company's reset patents, and the separate settlement of the litigation, Reltec made a one-time payment of $22.5 million into an escrow account. Vicor is obligated to make know-how and technical support available to Reltec under the license and will receive and recognize income from the escrow fund through the first quarter of 2001.

      In June 1998, the Company and VLT Corporation (which has since merged with and into VLT, Inc.) filed a lawsuit in the United States District Court of Massachusetts alleging that Unitrode Corporation ("Unitrode") has infringed and is infringing U.S. Reissue Patent No. 36,098 (the "'Reset Patent") entitled "Optimal Resetting of the Transformer's Core in Single Ended Forward Converters." The Reset Patent is a reissue of U.S. Patent No. 4,441,146, which issued on April 3, 1984. On January 24, 2001, the Court issued a summary judgment decision in which the Court concluded that the Reset Patent is not anticipated by certain prior art. The Court further concluded that the Reset Patent is not invalid for failure to disclose the best mode of practicing the invention nor is it invalid for indefiniteness. Finally, the Court concluded that certain single-ended forward converters built by Unitrode, Siemens Corp., Lucent Technologies, Inc. ("Lucent"), Artesyn Technologies Inc., and Magnetek Inc. infringed the Reset Patent. The Court declined to rule on certain other matters relating to the Reset Patent, and a jury trial is scheduled to begin on April 23, 2001.

      In May 2000, the Company and VLT Corporation filed a lawsuit in the United States District Court of Massachusetts alleging that Lucent has infringed and is infringing the Reset Patent.

      In February 2001, the Company and VLT, Inc. filed a lawsuit in the United States District Court of Massachusetts alleging that Power-One Inc. ("Power-One") has infringed and is infringing the Reset Patent.

      In March 2001, the Company and VLT, Inc. filed separate lawsuits in the United States District Court of Massachusetts against Magnetek Inc., Siemens Corp. and Siemens Medical Systems, Inc., a wholly-owned subsidiary of Siemens Corp., alleging that these companies have infringed and are infringing the Reset Patent.

      The Company is in the process of enforcing its rights against other third parties that it believes are infringing the Company's intellectual property.

      The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company (see "Item 1 - Business - Licensing" above).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded in the over-the-counter market under the NASDAQ symbol "VICR". The Class B Common Stock of the Company is not traded on any market and is subject to restrictions on transfer under the Company's Restated Certificate of Incorporation, as amended. The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

1999                         High                           Low
----                         ----                           ---
First Quarter                13 7/16                         8 13/16
Second Quarter               21 5/8                         11 3/4
Third Quarter                23 3/4                         18
Fourth Quarter               45 1/4                         21 3/8

2000
----
First Quarter                45 3/4                         17 1/2
Second Quarter               36 1/2                         17 1/2
Third Quarter                56 5/8                         32 1/4
Fourth Quarter               54 3/4                         25 7/8

As of February 28, 2001, there were approximately 383 holders of record of the Company's Common Stock and approximately 26 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

Dividend Policy

      The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

      The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 2000, 1999 and 1998 and with respect to the Company's balance sheets as of December 31, 2000 and 1999 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1997 and 1996 and with respect to the Company's balance sheets as of December 31, 1998, 1997 and 1996 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                           Year Ended December 31
                                                                           ----------------------
                                                                    (in thousands except per share data)

Income Statement Data                             2000             1999             1998            1997             1996
---------------------                             ----             ----             ----            ----             ----
Net revenues                                     $257,583         $189,887         $164,634        $162,243         $144,983
Income from operations                             46,010           24,427           18,365          35,950           36,532
Net income                                         33,920           19,088           15,835          26,217           25,639
Net income per share -diluted                         .78              .45              .37             .60              .60
Weighted average shares-diluted                    43,265           42,412           42,785          43,344           42,764

                                                                               At December 31
                                                                               --------------
                                                                               (in thousands)

Balance Sheet Data                                2000             1999             1998            1997             1996
------------------                                ----             ----             ----            ----             ----
Working capital                                  $146,478         $123,017          $84,594        $128,267         $108,551
Total assets                                      294,113          268,905          249,551         228,843          186,443
Total liabilities                                  31,192           24,372           40,292          20,419           15,699
Stockholders' equity                              262,921          244,533          209,259         208,424          170,744

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

                                                             Year ended December 31
                                                             ----------------------

                                                      2000             1999            1998
                                                      ----             ----            ----
Net revenues                                         100.0%           100.0%          100.0%
Gross margin                                          42.6%            42.8%           44.9%
Selling, general and administrative expenses          16.8%            19.4%           21.2%
Research and development expenses                      8.0%            10.5%           12.5%
Income before income taxes                            19.3%            14.7%           14.1%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

      Net revenues for fiscal 2000 were $257,583,000, an increase of $67,696,000 (35.7%) as compared to $189,887,000 for fiscal 1999. The growth in revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $73,403,000, which was offset by a decrease in license revenue of approximately $5,707,000. The decrease in license revenue was primarily due to non-recurring payments from licensees for past use of Vicor's intellectual property in 1999. Although net revenues increased substantially in fiscal 2000, the Company experienced a reduction in demand for its first-generation products in the fourth quarter of 2000 which has continued in early 2001. Shipments of second-generation products approximately doubled in 2000 versus 1999 and have continued to increase in early 2001. Both first and second-generation products are sold to similar customers.

      Gross margin increased $28,568,000 (35.2%) from $81,184,000 to
$109,752,000, and decreased as a percentage of net revenues from 42.8% to 42.6%. The primary component of the increase in gross margin dollars was an increase in net revenues. The primary components of the decrease in gross margin percentage were an increase in depreciation on the second-generation automated production line of approximately $1,300,000 in 2000 and changes in the revenue mix. These items were offset by the increase in net revenues The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. Until the Company achieves higher production volumes, higher yield levels and attains component cost reductions on second-generation products, gross margins will continue to be adversely affected.

      Selling, general, and administrative expenses were $43,179,000 for the year, an increase of $6,348,000 (17.2%) over fiscal 1999. As a percentage of net revenues, selling, general and administrative expenses decreased from 19.4% to 16.8%. The principal components of the $6,348,000 increase were $2,037,000 (43.2%) of increased sales commissions costs, $1,802,000 (14.3%) of increased compensation expense, $1,161,000 (45.4%) of increased marketing program costs and $756,000 (69.1%) of increased legal fees. The increase in marketing program costs were due to an increase in space advertising and direct mail to support new product introductions and increased international marketing expense.

      Research and development expenses increased $637,000 (3.2%) to $20,563,000, and decreased as a percentage of net revenues to 8.0% from 10.5%. The principal components of the $637,000 increase were $1,314,000 (12.8%) of increased compensation expense, $249,000 (26.8%) of increased research and development costs associated with the operations of the Vicor Integrated Architects ("VIA's") and $198,000 (102.6%) of increased temporary labor and personnel expenses. The principle component offsetting the above increase was $1,286,000 (35.3%) of decreased project material costs. The Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

      Other income increased $347,000 (10.1%) to $3,786,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction, as described in Note 5 to the financial statements. Other income increased primarily due to an increase in interest income due to an increase in cash and cash equivalents balances and short-term investments and an increase in average interest rates, partially offset by write-downs of $513,000 for certain equipment no longer in use.

      Income before income taxes was $49,796,000, an increase of $21,930,000 (78.7%) compared to 1999. As a percentage of net revenues, income before income taxes increased from 14.7% in 1999 to 19.3% in 2000.

      The provision for income taxes totaled $15,876,000 in 2000 compared to $8,778,000 in 1999. The Company's overall tax rate was 31.9% and 31.5% for 2000 and 1999, respectively. The increase in the effective tax rate was due to the reduced impact of tax credits in 2000 on a higher level of income before income taxes. On a preliminary basis, the effective tax rate is expected to increase to between 36.0% and 37.5% in 2001, due to a reduced amount of available tax credits.

      Net income in 2000 increased by $14,832,000 to $33,920,000. Diluted earnings per share were $.78 in 2000 compared to $.45 in 1999.

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

      Selling, general, and administrative expenses were $36,831,000 for the year, an increase of $1,897,000 (5.4%) over fiscal 1998. As a percentage of net revenues, selling, general and administrative expenses decreased from 21.2% to 19.4%. The principal components of the $1,897,000 increase were $2,290,000 (176.6%) of increased selling, general and administrative expenses incurred by Vicor Japan Company Ltd. ("VJCL"), which began operations in July 1998, $894,000 of payroll tax expense associated with the exercise of stock options, $710,000 (38.1%) of increased depreciation and amortization expense and $460,000 (43.6 %) of increased facility costs. The principle components offsetting the above increase were $1,382,000 (35.1%) of decreased advertising costs and $978,000 (47.2%) of decreased legal expenses. The decrease in advertising costs were due to a reduction in the use of printed materials and lower international advertising expense. Legal expense, in the third quarter of 1998, included approximately $700,000 of legal costs incurred in connection with intellectual property litigation.

      Research and development expenses decreased $724,000 (3.5%) to $19,926,000, and decreased as a percentage of net revenues to 10.5% from 12.5%. The principal components of the $724,000 decrease were $2,404,000 (19.1%) of decreased compensation expense in the research and development departments due to these departments transitioning from research and development to manufacturing costs centers. These cost centers are charged to cost of sales and are primarily related to the second-generation automated production line. The principle components offsetting the above decrease were $895,000 (32.6%) of increased project material costs, $574,000 (106.4%) of increased research and development costs associated with VJCL and $299,000 (47.5%) of increased research and development costs associated with the operations of the VIA's.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Company had $62,916,000 in cash and cash equivalents. Working capital increased $23,461,000 during the year ended December 31, 2000. This increase was due primarily to higher earnings in 2000, an increase in accounts receivable and inventories of $27,353,000 and an increase in short-term investments of $5,600,000, offset by a decrease in cash of $6,193,000 and an increase in income taxes payable of $3,712,000.

      Cash used in investing activities during fiscal 2000 was $22,353,000, an increase of $6,660,000 (42.4%) compared to fiscal 1999. This increase was primarily due to an increase in net additions to property and equipment of $1,956,000 and a net increase in short-term investments of $5,600,000. Cash used in financing activities was $22,529,000 compared to cash provided by financing activities of $9,498,000 in 1999, a net change of $32,027,000. This change is primarily attributed to a net increase in the acquisition cost of treasury stock of $24,425,000 in 2000, and a decrease in the net proceeds from the issuance of Common Stock upon the exercise of stock options of $7,602,000.

      The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is taking steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying personnel and equipment from first-generation production. In February 2001, management approved approximately $16 million in new capital expenditures to execute this plan.

      In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "February 2000 Plan"). The February 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2000, the Company spent $32,989,000 for the repurchase of shares of its Common Stock under the February 2000 Plan and a prior repurchase plan.

      In November 2000, the Board of Directors of the Company authorized the repurchase of up to an additional $30,000,000 of the Company's Common Stock, under terms similar to those of the February 2000 Plan.

      The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2000, the Company had approximately $500,000 of capital expenditure commitments.

      The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

ITEM 7(a) QUALITATIVE  AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's cash and cash equivalents and short-term investments.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Income For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements

Schedule (Refer to Item 14)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Vicor Corporation

      We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            /s/Ernst & Young LLP

Boston, Massachusetts
January 25, 2001

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                     2000         1999
                                                                                     ----         ----
                                                                              (in thousands, except share data)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                     $  62,916    $  69,109
     Short-term investments                                                            5,600           --
     Accounts receivable, less allowance of $1,196 in 2000 and                        48,094       32,465
          $853 in 1999
     Inventories, net                                                                 44,497       33,360
     Other current assets                                                              8,577        6,940
                                                                                   ---------    ---------
          Total current assets                                                       169,684      141,874

Property, plant and equipment, net                                                   107,807      109,079
Notes receivable                                                                       9,066        8,698
Other assets                                                                           7,556        9,254
                                                                                   ---------    ---------
                                                                                   $ 294,113    $ 268,905
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $   9,515    $  10,317
     Accrued compensation and benefits                                                 4,372        3,553
     Accrued expenses                                                                  5,064        4,429
     Income taxes payable                                                              4,255          558
                                                                                   ---------    ---------
          Total current liabilities                                                   23,206       18,857

Deferred income taxes                                                                  7,986        5,515
Commitments and contingencies                                                             --           --

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized;
          360,001 issued and none outstanding in 2000 and 1999                            --           --
     Class B Common Stock: 10 votes per share, $.01 par value,
          14,000,000 shares authorized, 11,993,348 issued and outstanding
          (12,067,007 in 1999)                                                           120          121
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 36,550,504 shares issued and 30,235,806 outstanding
          (35,597,623 issued and 30,369,965 outstanding in 1999)                         367          356
     Additional paid-in capital                                                      142,573      124,451
     Retained earnings                                                               219,899      185,979
     Accumulated other comprehensive income                                              214          889
     Treasury stock at cost: 6,314,698 shares (5,227,658 shares in 1999)            (100,252)     (67,263)
                                                                                   ---------    ---------
     Total stockholders' equity                                                      262,921      244,533
                                                                                   ---------    ---------
                                                                                   $ 294,113    $ 268,905
                                                                                   =========    =========

                             See accompanying notes

                                VICOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

                                                 2000       1999       1998
                                                 ----       ----       ----
                                          (in thousands, except per share amounts)
Net revenues                                   $257,583   $189,887   $164,634

Costs and expenses:
     Cost of revenue                            147,831    108,703     90,685
     Selling, general and administrative         43,179     36,831     34,934
     Research and development                    20,563     19,926     20,650
                                               --------   --------   --------
                                                211,573    165,460    146,269
                                               --------   --------   --------

Income from operations                           46,010     24,427     18,365

Other income                                      3,786      3,439      4,922
                                               --------   --------   --------

Income before income taxes                       49,796     27,866     23,287

Provision for income taxes                       15,876      8,778      7,452
                                               --------   --------   --------

Net income                                     $ 33,920   $ 19,088   $ 15,835
                                               ========   ========   ========

Net income per common share:
     Basic                                     $    .80   $    .46   $    .37
                                               ========   ========   ========

     Diluted                                   $    .78   $    .45   $    .37
                                               ========   ========   ========

Shares used to compute net income per share:
     Basic                                       42,276     41,568     42,292
                                               ========   ========   ========

     Diluted                                     43,265     42,412     42,785
                                               ========   ========   ========

                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (in thousands)
Operating activities:
     Net income                                                 $ 33,920    $ 19,088    $ 15,835
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                      18,326      15,782      11,607
               (Gain) loss on disposal of equipment                  625         110         (23)
               Deferred income taxes                                 764         890         303
               Tax benefit relating to stock option plans          7,672       6,148         718
               Change in current assets and liabilities, net     (22,430)    (25,745)      3,084
                                                                --------    --------    --------

                    Net cash provided by operating activities     38,877      16,273      31,524

Investing activities:
     Additions to property, plant and equipment                  (16,783)    (14,827)    (36,392)
     Purchase of short-term investments                           (9,600)         --          --
     Sales and maturities of short-term investments                4,000          --          --
     Proceeds from sale of equipment                                  34          17          42
     Acquisition of business                                          --          --      (1,850)
     Decrease (increase) in other assets                             364      (1,276)     (3,574)
     Decrease (increase) in notes receivable                        (368)        393           6
                                                                --------    --------    --------

                    Net cash used in investing activities        (22,353)    (15,693)    (41,768)

Financing activities:
     Proceeds from exercise of stock options                      10,460      18,062       1,558
     Acquisitions of treasury stock                              (32,989)     (8,564)    (17,625)
                                                                --------    --------    --------

                     Net cash provided by (used in)
                           financing activities                  (22,529)      9,498     (16,067)

Effect of foreign exchange rates on cash                            (188)        134         349
                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents              (6,193)     10,212     (25,962)

Cash and cash equivalents at beginning of year                    69,109      58,897      84,859
                                                                --------    --------    --------
Cash and cash equivalents at end of year                        $ 62,916    $ 69,109    $ 58,897
                                                                ========    ========    ========

                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2000, 1999 and 1998

                                                     2000        1999        1998
                                                     ----        ----        ----
                                                            (in thousands)
Change in current assets and liabilities:
     Accounts receivable                           $(15,927)   $ (3,950)   $  7,013
     Inventories                                    (11,426)     (3,595)     (4,447)
     Other current assets                                 3        (374)       (754)
     Accounts payable and other accrued items         1,208     (13,225)      1,243
     Income taxes payable                             3,712      (4,601)         49
     Deferred revenue                                    --          --         (20)
                                                   --------    --------    --------
                                                   $(22,430)   $(25,745)   $  3,084
                                                   ========    ========    ========
Supplemental disclosures:
     Cash paid during the year for income taxes,
          net of refunds                           $  3,935    $  5,777    $  5,568

     Liabilities incurred related to acquisition   $     --    $     --    $ 16,000

                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998

                                 (in thousands)

                                                                                            Accumulated
                                                    Class B        Additional                  Other                       Total
                                                    Common  Common  Paid-in     Retained   Comprehensive   Treasury    Stockholders'
                                                     Stock   Stock  Capital     Earnings       Income       Stock          Equity
                                                    -------  -----  -------     --------       ------       -----          ------
Balance at December 31, 1997                         $122    $340   $97,980     $151,056      $  --        $(41,074)      $208,424

Sales of Common Stock                                           1     1,557                                                  1,558
Conversion of Class B Common
Stock to Common Stock                                  (1)      1                                                               --
Income tax benefit from
transactions involving stock options                                    718                                                    718
Purchase of treasury stock                                                                                  (17,625)       (17,625)

Net income for 1998                                                               15,835                                    15,835
Currency translation adjustments                                                                349                            349
                                                                                                                         ---------
Comprehensive income                                                                                                        16,184

                                                     ----    ----  --------     --------      -----       ---------      ---------
Balance at December 31, 1998                          121     342   100,255      166,891        349         (58,699)       209,259

Sales of Common Stock                                          14    18,048                                                 18,062
Conversion of Class B Common
Stock to Common Stock                                                                                                           --
Income tax benefit from
transactions involving stock options                                  6,148                                                  6,148
Purchase of treasury stock                                                                                   (8,564)        (8,564)

Net income for 1999                                                               19,088                                    19,088
Currency translation adjustments                                                                540                            540
                                                                                                                         ---------
Comprehensive income                                                                                                        19,628

                                                     ----    ----  --------     --------      -----       ---------      ---------
Balance at December 31, 1999                          121     356   124,451      185,979        889         (67,263)       244,533

Sales of Common Stock                                          10    10,450                                                 10,460
Conversion of Class B Common
Stock to Common Stock                                  (1)       1                                                               --
Income tax benefit from
transactions involving stock options                                  7,672                                                  7,672
Purchase of treasury stock                                                                                  (32,989)       (32,989)

Net income for 2000                                                               33,920                                    33,920
Currency translation adjustments                                                               (675)                          (675)
                                                                                                                         ---------
Comprehensive income                                                                                                        33,245

                                                     ----    ----  --------     --------      -----       ---------      ---------
Balance at December 31, 2000                         $120    $367  $142,573     $219,899      $ 214       $(100,252)     $ 262,921
                                                     ====    ====  ========     ========      =====       =========      =========

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

      Revenue recognition

      Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed and determinable, and collection is considered probable. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater, or over the period in which the Company provides services. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. During the year, the Company evaluated the provisions of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." There was no cumulative effect associated with implementing SAB 101.

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

      Cash and cash equivalents

      Cash and cash equivalents include funds held in checking and money market accounts with banks, certificates of deposit and debt securities with maturities of less than three months when purchased and money market securities. Cash and cash equivalents are valued at cost which approximates market value. The Company's money market securities, which are classified as cash equivalents on the balance sheet, are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 2000, the Company has approximately $52 million of available-for-sale securities included in cash and cash equivalents ($58 million as of December 31, 1999).

      Short-term investments

      The Company's short-term investments are classified as available for sale securities, and the fair value approximates the cost of the securities. These investments consist of corporate bonds with original maturities of greater than three months when purchased. As of December 31, 2000, these bonds have remaining maturities between 18 months and 2 years. The Company considers these investments, which represent funds for current operations, to be an integral part of its cash management activities. The Company has no trading securities or held-to-maturity securities.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentrations of credit risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Credit losses have consistently been within management's expectations and have not been material.

      Intangible Assets

      Intangible assets, which are included in the other assets in the accompanying balance sheets, consist primarily of values assigned to patents and to the excess of cost over the assigned value of net assets acquired. Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. Amortization expense was approximately $1,057,000, $929,000 and $536,000 in 2000, 1999 and 1998, respectively. Accumulated amortization was $2,585,000 at December 31, 2000 and $1,924,000 at December 31, 1999.

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

      Advertising expense

      The cost of advertising is expensed as incurred. The Company incurred $3,506,000, $2,189,000, and $3,197,000 in advertising costs during 2000, 1999 and 1998, respectively.

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

      Impact of recently issued accounting standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company will adopt FAS 133 on a cumulative basis during fiscal 2001, as required. The Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or the results of operations.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITION

      Effective July 1, 1998, the Company and its wholly-owned subsidiary VJCL acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. Group ("JT"). The assets acquired included automated manufacturing equipment, existing raw material and finished goods inventories, customer lists and certain intellectual property. VJCL also assumed certain warranty obligations for products manufactured by JT prior to the acquisition date and for a six month transition period ending December 31, 1998. The acquisition was accounted for by the purchase method. The total value of consideration given and liabilities assumed aggregated $19.1 million. In addition to cash payments for inventories, the Company paid for the automated equipment in three equal installments of $5.3 million through December 31, 1999. The total cost of the purchase in excess of the net assets acquired of approximately $3.2 million, including final purchase accounting adjustments recorded during 1999, is being amortized over ten years.

      The following unaudited pro forma financial information for the years ended December 31, 1998 assumes the acquisition occurred as of January 1, 1998 (in thousands, except per share amounts):

                                                           1998
                                                           ----

Net revenues                                             $173,421
Net income                                                $14,216
Net income per share-diluted                              $  0.33

      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of January 1, 1998, nor are they necessarily indicative of future operating results.

3. INVENTORIES

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows (in thousands):

                                                           December 31
                                                     2000               1999
                                                     ----               ----

Raw materials                                     $31,341            $22,924
Work-in-process                                     6,513              4,957
Finished goods                                      6,643              5,479
                                                  -------            -------
                                                  $44,497            $33,360
                                                  =======            =======

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):

                                                                 December 31
                                                               2000         1999
                                                               ----         ----

Land                                                       $  2,089     $  2,089
Buildings and improvements                                   36,203       36,321
Machinery and equipment                                     136,258      122,749
Furniture and fixtures                                        5,061        4,708
Leasehold improvements                                        3,126        2,418
Construction-in-progress                                      8,847        7,625
                                                           --------     --------
                                                            191,584      175,910
Less accumulated depreciation and amortization               83,777       66,831
                                                           --------     --------
                                                           $107,807     $109,079
                                                           ========     ========

      During 2000, the Company had write-downs of approximately $513,000 for certain equipment no longer in use, which was included in other income in the accompanying consolidated statements of income.

      At December 31, 2000, the Company had approximately $500,000 of capital expenditure commitments.

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

      The Company's President has borrowed funds from the Company pursuant to a series of unsecured term notes. The notes have terms of five years and are due at various dates through November 2005. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 2000, the notes and interest receivable balance was approximately $1,600,000 ($1,300,000 as of December 31, 1999) and the applicable interest rate at December 31, 2000 was 8.50% (7.50% at December 31, 1999).

6. STOCKHOLDERS' EQUITY

In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "February 2000 Plan"). The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2000, the Company spent $32,989,000 in the repurchase of its Common Stock under the February 2000 Plan and a prior repurchase plan.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to an additional $30,000,000 of the Company's Common Stock, under terms similar to those of the February 2000 Plan.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

      Common Stock

      Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders. Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.

      Shares of Class B Common Stock are not transferable by a stockholder except to or among such stockholder's spouse, certain of such stockholder's relatives, and certain other defined transferees. Class B Common Stock is not listed or traded on any exchange or in any market. Class B Common Stock is convertible at the option of the holder thereof at any time and without cost to the stockholder into shares of Common Stock on a one-for-one basis.

      During 2000, a total of 879,222 shares of Common Stock were issued upon the exercise of stock options, and 73,659 shares of Class B Common Stock were converted into 73,659 shares of Common Stock.

7. INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                                           2000      1999      1998
                                                                           ----      ----      ----
Numerator:
     Net income                                                         $33,920   $19,088   $15,835
                                                                        =======   =======   =======

Denominator:
     Denominator for basic income per share - weighted average shares    42,276    41,568    42,292

Effect of dilutive securities:
     Employee stock options                                                 989       844       493
                                                                        -------   -------   -------

     Denominator for diluted income per share -
     adjusted weighted -average shares and assumed conversions           43,265    42,412    42,785
                                                                        =======   =======   =======

Basic income per share                                                  $   .80   $   .46   $   .37
                                                                        =======   =======   =======

Diluted income per share                                                $   .78   $   .45   $   .37
                                                                        =======   =======   =======

      Options to purchase 15,730 shares of Common Stock were outstanding during 2000 (none in 1999 and 663,587 in 1998) but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

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

      Under the Company's 2000 Stock Option and Incentive Plan (the "2000 Plan"), the Board of Directors or the Compensation Committee may grant certain stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EMPLOYEE BENEFIT PLANS (Continued)

Activity as to stock options is as follows:

                                                                         2000             1999             1998
                                                                         ----             ----             ----
Outstanding at beginning of year                                       2,774,879        2,624,657        2,197,852
     Granted                                                           1,293,937        1,865,943          841,934
     Forfeited and expired                                              (258,388)        (376,874)        (221,297)
     Exercised                                                          (879,222)      (1,338,847)        (193,832)
                                                                    ------------      -----------      -----------

Outstanding at end of year                                             2,931,206        2,774,879        2,624,657
                                                                    ============      ===========      ===========

Exercisable at end of year                                               917,019        1,204,361        1,650,164
                                                                    ============      ===========      ===========

Weighted - average exercise price:
     Outstanding at beginning of year                                     $14.00           $15.30           $11.15
     Granted                                                              $30.95           $12.40           $25.72
     Forfeited and expired                                                $20.60           $16.95           $21.05
     Exercised                                                            $11.90           $13.49            $8.10
     Outstanding at end of year                                           $21.53           $14.00           $15.30
     Exercisable at end of year                                           $14.64           $11.53           $12.33

Weighted - average fair value of options granted during the year          $14.23            $4.97            $3.71
Price range per share of outstanding options                         $1.25-54.50      $1.00-31.56       $.84-31.13
                                                                    ============      ===========      ===========
Price range per share of options granted                            $17.94-54.50      $9.13-31.56      $8.06-28.50
                                                                    ============      ===========      ===========
Price range per share of options exercised                           $1.00-31.13       $.84-31.13      $8.00-29.56
                                                                    ============      ===========      ===========

Available for grant at end of year                                     1,517,184          976,639        2,468,312
                                                                    ============      ===========      ===========

The weighted - average contractual life for options outstanding as of December 31, 2000 is 6.09 years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EMPLOYEE BENEFIT PLANS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                                  Range of Exercise Prices
                                                                  ------------------------

                                              $1.25-$12.06      $12.25-$20.50     $20.94-$39.94       $41.47-$54.50
                                              ------------      -------------     -------------       -------------
Options Outstanding:
Number Outstanding                               1,041,817            971,945           603,111             314,333
Weighted-Average Remaining Contractual Life           6.78               5.63              6.09                5.18
Weighted-Average Exercise Price                     $10.31             $18.82            $33.50              $44.12

Options Exercisable:
Number Exercisable                                 424,600            377,074           115,157                 188
Weighted-Average Exercise Price                     $ 8.00             $18.15            $27.61              $41.47

      Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.1%, 5.4% and 5.3%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .59, .55 and .55; and a weighted-average expected life of the option of 4.4, 3.3 and 3.4 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EMPLOYEE BENEFIT PLANS (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           2000          1999           1998
                                           ----          ----           ----

Pro forma net income                    $28,133       $15,811        $12,964

Pro forma net income per share:
     Basic                                 $.67          $.38           $.31
     Diluted                               $.66          $.38           $.30

      The effects on 2000, 1999 and 1998 pro forma net income and net income per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only six, five and four years, respectively, of option grants under the Company's plans.

      401(k) Plan

      The Company sponsors a savings plan available to all domestic employees which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Beginning October 1, 2000, the Company began to match employee contributions to the plan at a rate of 50% up to the first 3% of an employee's contribution. The Company's matching contributions currently vest at a rate of 20% per year based upon years of service. The Company's contribution to the plan was approximately $176,000 in 2000.

      Stock Bonus Plan

      Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2000, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at present.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                              December 31

                                                            2000       1999
                                                            ----       ----
Deferred tax assets:
     Inventory reserves                                   $2,199     $1,762
     Investment tax credit carry forward                   1,442      1,450
     Vacation                                                986        840
     Research and development tax credit carry forward       850         --
     Bad debt                                                493        351
     Other                                                   546        406
                                                         -------      -----
          Total deferred tax assets (current)              6,516      4,809
Deferred tax liabilities:
     Depreciation                                         (6,637)    (3,878)
     Patent amortization                                  (1,349)    (1,637)
                                                         -------      -----
          Total deferred tax liabilities (noncurrent)     (7,986)    (5,515)
                                                         -------      -----
          Net deferred tax assets (liabilities)          $(1,470)     $(706)
                                                         =======      =====

Significant components of the provision for income taxes are as follows (in thousands):

                                                2000          1999          1998
                                                ----          ----          ----
Federal:
     Current                                 $13,691        $7,073        $6,573
     Deferred (prepaid)                          764           890           303
                                             -------        ------        ------
                                              14,455         7,963         6,876
State:
     Current                                   1,421           815           576
                                             -------        ------        ------
                                             $15,876        $8,778        $7,452
                                             =======        ======        ======

The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

                                               2000          1999          1998
                                               ----          ----          ----

Statutory federal tax rate                     35.0%         35.0%         35.0%
State income taxes, net of federal income
  tax benefit                                   1.9           1.9           1.6
Tax credits                                    (3.5)         (3.6)         (4.7)
Foreign Sales Corporation benefit              (0.5)         (0.6)         (1.1)
Other                                          (1.0)         (1.2)          1.2
                                               ----          ----          ----
                                               31.9%         31.5%         32.0%
                                               ====          ====          ====

The research and development tax credit carry forwards expire beginning in 2015. The investment tax credits may be carried forward indefinitely.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
----
2001                    $1,102
2002                       881
2003                       584
2004                       524
2005                       310

      Rent expense was approximately $1,028,000, $1,146,000, and $1,534,000 in 2000, 1999 and 1998, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

      The Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $250,000 annually, subject to semi-annual price adjustments, through 2015.

      The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse effect on the Company.

11. SEGMENT INFORMATION

      The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2000, 1999 and 1998, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total revenue, were approximately 32%, 30%, and 29% in 2000, 1999 and 1998, respectively. Export sales and receipts are recorded and received in U.S. dollars. Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

12. LICENSE AGREEMENT AND LITIGATION SETTLEMENT

      On February 1, 1999, the Company and Reltec Corporation ("Reltec") entered into a license agreement under which Reltec acquired a non-exclusive, worldwide license to use Vicor's patented "reset" technology. Concurrently, the Company and Reltec agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license and the separate settlement of the litigation, Reltec made a one-time payment of $22.5 million into an escrow fund. Vicor is obligated to make know-how and technical support available to Reltec under the license and will receive and recognize income from the escrow fund through the first quarter of 2001.

                                VICOR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                          First            Second                Third            Fourth               Total
                                          -----            ------                -----            ------               -----
2000: Net revenues                      $57,786           $62,778              $67,851           $69,168            $257,583
          Gross profit                   24,767            27,156               30,030            27,799             109,752
          Net income                      7,116             8,215               10,039             8,550              33,920
          Net income per share:
          Basic                             .17               .19                  .24               .20                 .80
          Diluted                           .16               .19                  .23               .20                 .78

                                          First            Second                Third            Fourth               Total
                                          -----            ------                -----            ------               -----
1999: Net revenues                      $41,964           $44,808              $49,373           $53,742            $189,887
          Gross profit                   18,688            18,801               21,371            22,324              81,184
          Net income                      3,665             4,168                5,558             5,697              19,088
          Net income per share:
          Basic                             .09               .10                  .13               .14                 .46
          Diluted                           .09               .10                  .13               .13                 .45

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's Definitive Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's Definitive Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's Definitive Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's Definitive Proxy Statement for its 2001 annual meeting of stockholders.

PART IV

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

(a) (3) Exhibits

Exhibits  Description of Document

3.1       o Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2       o Certificate of Ownership and Merger Merging Westcor Corporation, a
            Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3       o Certificate of Amendment of Restated Certificate of Incorporation,
            dated May 10, 1991 (1)
3.4       o Certificate of Amendment of Restated Certificate of Incorporation,
            dated June 23, 1992 (1)
3.5       o Bylaws, as amended (1)
4.1       o Specimen Common Stock Certificate (2)
10.1      o 1984 Stock Option Plan of the Company, as amended (2)
10.2      o 1993 Stock Option Plan (3)
10.3      o $7,500,000 Promissory Note to Vicor Corporation from Andover Park
            Realty Trust dated May 29, 1997 (4)
10.4      o Loan Agreement between Vicor Corporation and Andover Park Realty
            Trust dated May 29, 1997 (4)
10.5      o Mortgage and Security Agreement to Vicor Corporation from Andover
            Park Realty Trust dated May 29, 1997 (4)
10.6      o 1998 Stock Option and Incentive Plan (5)

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

10.7      o 2000 Stock Option and Incentive Plan (6)
21.1      o Subsidiaries of the Company (1)
23.1      o Consent of Independent Auditors(1)

      (1)   Filed herewith

      (2) Filed as an exhibit to the Company's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

      (3) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

      (4) Filed as an exhibit to the Company's Form 10-Q dated June 30, 1997 and incorporated herein by reference.

      (5) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

      (6) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-44790), and incorporated herein by reference.

(b) Reports on Form 8-K

None

                                VICOR CORPORATION
                                   SCHEDULE II
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2000, 1999 and 1998

                                                         Balance at      (Credit) Charge
                                                          Beginning        to Costs and     Other Charges     Balance at End
                                                          of Period          Expenses       Deductions (1)       Of Period
                                                          ---------          --------       --------------       ---------
2000
Allowance for doubtful accounts                            $853,000          $348,000           ($5,000)        $1,196,000

1999
Allowance for doubtful accounts                            $955,000           $28,000         ($130,000)          $853,000

1998
Allowance for doubtful accounts                            $971,000           $11,000          ($27,000)          $955,000

(1) Reflects uncollectible accounts written off, net of recoveries.

                                                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001                       Vicor Corporation

                                            By: /s/Mark A. Glazer
                                                --------------------------------
                                                Mark A. Glazer
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                          Title                       Date

/s/Patrizio Vinciarelli
--------------------------------
Patrizio Vinciarelli               President, Chief Executive  March 28, 2001
                                   Officer and Chairman of
                                   the Board (Principal
                                   Executive Officer)

/s/Mark A. Glazer
--------------------------------
Mark A. Glazer                     Chief Financial Officer     March 28, 2001
                                   (Principal Financial
                                   Officer)


/s/Estia J. Eichten
--------------------------------
Estia J. Eichten                   Director                    March 28, 2001


/s/David T. Riddiford
--------------------------------
David T. Riddiford                 Director                    March 28, 2001


/s/Jay M. Prager
--------------------------------
Jay M. Prager                      Director                    March 28, 2001


/s/Barry Kelleher
--------------------------------
Barry Kelleher                     Director                    March 28, 2001


/s/M. Michael Ansour
--------------------------------
M. Michael Ansour                  Director                    March 28, 2001


--------------------------------
Samuel Anderson                    Director                    March 28, 2001