Form 10-Q
period 2001-03-31
VICOR CORP
filed 2001-05-10
CIK 751978

             =====================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


         For the quarterly period ended          March 31, 2001
                                       -----------------------------------------

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the transition period from
                                        ----------------------------------------

               Commission File Number             0-18277
                                     -------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                      04-2742817
   (State of Incorporation)                (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)

                           --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001.

             Common Stock, $.01 par value ----------------30,301,095
             Class B Common Stock, $.01 par value --------11,993,348

              =====================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                         Page
                                                                         ----



Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet at                      1
              March 31, 2001 and December 31, 2000

              Condensed Consolidated Statement of Income                   2
              for the three months ended March 31, 2001 and 2000

              Condensed Consolidated Statement of Cash Flows               3
              for the three months ended March 31, 2001 and 2000

              Notes to Condensed Consolidated Financial                  4-5
              Statements


    Item 2 - Management's Discussion and Analysis of                     6-8
              Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk    9


Part II - Other Information:

    Item 1 - Legal Proceedings                                            10

    Item 2 - Changes in Securities                                        10

    Item 3 - Defaults Upon Senior Securities                              10

    Item 4 - Submission of Matters to a Vote of                           10
              Security Holders

    Item 5 - Other Information                                            10

    Item 6 - Exhibits and Reports on Form 8-K                             10

    Signature(s)                                                          11

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1

ITEM 1 - FINANCIAL STATEMENTS

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                   ASSETS                                MARCH 31, 2001                     DECEMBER 31, 2000
--------------------------------------------            ----------------                   ------------------

Current assets:
    Cash and cash equivalents                                 $  70,301                          $  62,916
    Short term investments                                        5,649                              5,600
    Accounts receivable, net                                     35,040                             48,094
    Inventories, net                                             53,639                             44,497
    Other current assets                                          8,424                              8,577
                                                               --------                           --------
         Total current assets                                   173,053                            169,684

Property, plant and equipment, net                              109,126                            107,807
Notes receivable                                                  9,163                              9,066
Other assets                                                      7,527                              7,556
                                                               --------                           --------
                                                               $298,869                           $294,113
                                                               ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                           $ 12,058                            $ 9,515
    Accrued compensation and benefits                             4,925                              4,372
    Accrued liabilities                                           8,076                              9,319
                                                               --------                           --------
         Total current liabilities                               25,059                             23,206

Deferred income taxes                                             7,986                              7,986

Stockholders' equity:

    Preferred Stock                                                   -                                  -
    Class B Common Stock                                            120                                120
    Common Stock                                                    368                                367
    Additional paid-in capital                                  143,814                            142,573
    Retained earnings                                           221,978                            219,899
    Accumulated other comprehensive income                         (204)                               214
    Treasury stock, at cost                                    (100,252)                          (100,252)
                                                               --------                           --------
         Total stockholders' equity                             265,824                            262,921
                                                               --------                           --------
                                                               $298,869                           $294,113
                                                               ========                           ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                   Condensed Consolidated Statement of Income
                      (In thousands except per share data)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                       -------------------------------------------------
                                                         MARCH 31, 2001                  MARCH 31, 2000
                                                         --------------                  --------------

Net revenues                                                $  55,019                        $ 57,786

Costs and expenses:

      Cost of revenue                                          37,204                          33,019
      Selling, general and administrative                      10,314                          10,273
      Research and development                                  5,453                           5,271
                                                             --------                        --------
                                                               52,971                          48,563
                                                             --------                        --------

Income from operations                                          2,048                           9,223

Other income                                                    1,102                           1,164
                                                             --------                        --------

Income before income taxes                                      3,150                          10,387

Provision for income taxes                                      1,071                           3,271
                                                             --------                        --------

Net income                                                   $  2,079                        $  7,116
                                                             ========                        ========


Net income per common share:
      Basic                                                 $    0.05                       $    0.17
      Diluted                                               $    0.05                       $    0.16

Shares used to compute net income per share:
      Basic                                                    42,284                          42,483
      Diluted                                                  42,846                          43,341


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                             ----------------------------------------------------------
                                                                   MARCH 31, 2001                     MARCH 31, 2000
                                                                   --------------                     --------------
Operating activities:
    Net income                                                        $  2,079                              $ 7,116

    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                    4,822                                4,533
        Loss on disposal of equipment                                        0                                    6
        Tax benefit relating to stock option plans                         377                                1,211
        Change in current assets and
         liabilities, net                                                5,558                                  639
                                                                    -----------                          ----------

           Net cash provided by operating activities                    12,836                               13,505

Investing activities:
    Additions to property, plant and equipment                          (5,916)                              (4,549)
    (Increase) decrease in notes receivable                                (97)                                   4
    (Increase) decrease in other assets                                   (222)                                 436
                                                                    -----------                          ----------

           Net cash used in investing activities                        (6,235)                              (4,109)


Financing activities:
    Proceeds from issuance of Common Stock                                 865                                2,879
    Acquisitions of treasury stock                                           0                               (4,509)
                                                                    -----------                          ----------

           Net cash provided by (used in) financing
            activities                                                     865                               (1,630)

Effect of foreign exchange rates on cash                                   (81)                                 (16)
                                                                    -----------                          ----------

Net increase in cash and cash equivalents                                7,385                                7,750

Cash and cash equivalents at beginning of period                        62,916                               69,109
                                                                    -----------                          ----------
Cash and cash equivalents at end of period                          $   70,301                           $   76,859
                                                                    ==========                           ==========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2000, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                        March 31,
                                                    2001         2000
                                                   ------       ------
Numerator:
  Net income                                      $ 2,079      $ 7,116
                                                  =======      =======

Denominator:
  Denominator for basic income
  per share-weighted average shares                42,284       42,483

  Effect of dilutive securities:
     Employee stock options                           562          858
                                                  -------      -------

  Denominator for diluted income per share-
  adjusted weighted-average shares and
  assumed conversions                              42,846       43,341
                                                  =======      =======

Basic income per share                            $  0.05      $  0.17
                                                  =======      =======

Diluted income per share                          $  0.05      $  0.16
                                                  =======      =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (continued)

3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2001 and December 31, 2000 (in thousands):

                                                      MARCH 31, 2001           DECEMBER 31, 2000
                                                      --------------           -----------------

         Raw materials ...........................         $ 40,541                 $ 31,341
         Work-in-process .........................            5,115                    6,513
         Finished goods ..........................            7,983                    6,643
                                                           --------                 --------
                                                           $ 53,639                 $ 44,497
                                                           ========                 ========

4.  COMPREHENSIVE INCOME

         Total comprehensive income was $1,661,000 and $7,089,000 for the three months ended March 31, 2001 and 2000, respectively. Other comprehensive income consisted principally of adjustments for foreign currency translation losses in the amounts of $467,000 and $27,000 for the three months ended March 31, 2001 and 2000, respectively.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which made FAS 133 effective for fiscal years beginning after June 15, 2000. Accordingly, the Company adopted FAS 133 in the first quarter of 2001. The adoption of FAS 133 did not have a significant impact on the Company's financial position or the results of operations.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2001

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," and "--Licensing," and "--Risk Factors," under Item 3 -- "Legal Proceedings," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net revenues for the first quarter of 2001 were $55,019,000, a decrease of $2,767,000 (4.8%) as compared to $57,786,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of $1,530,000 and a decrease in license revenue of $1,237,000. The Company experienced a continued reduction in demand for its first-generation products, which began in the fourth quarter of 2000. The decrease in licensing revenue was principally due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

Gross margin decreased $6,952,000 (28.1%) from $24,767,000 to $17,815,000, and decreased as a percentage of net revenues from 42.9% to 32.4%. The primary component of the decrease in gross margin dollars and percentage was attributable to changes in the revenue mix resulting from the reduced demand for first-generation products. The Company continues to refine the design, processes, equipment and parts associated with second-generation products and is taking steps to increase the capacity of second-generation manufacturing. Until the Company achieves higher production volumes, higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

Selling, general and administrative expenses were $10,314,000 for the period, an increase of $41,000 (0.4%) over the same period in 2000. As a percentage of net revenues, selling, general and administrative expenses increased from 17.8% to 18.7%. The principal components of the $41,000 increase were $427,000 (12.5%) of increased compensation expense, $141,000 (20.8%) of increased advertising expense and $132,000 (30.1%) of increased costs associated with the operations of the Vicor Integrated Architects. The principal components offsetting the above increases were a decrease of $291,000 (49.0%) in legal expenses, $161,000 (10.6%) of decreased sales commission costs and a decrease of $158,000 (69.5%) of payroll tax expense associated with the exercise of stock options. The Company anticipates increased legal expenses in the second quarter of 2001 in connection with the trial of one of its patent infringement actions.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2001
                                   (continued)

Research and development expenses were $5,453,000 for the period, an increase of $182,000 (3.5%) over the same period in 2000. As a percentage of net revenues, research and development expenses increased from 9.1% to 9.9%. The principal components of the $182,000 increase were $306,000 (10.6%) of increased compensation expense and $160,000 (424.1%) of personnel related expenses, principally for employment recruiting, advertising and relocation expenses. The principal components offsetting the above increase were $154,000 (21.9%) of decreased project material costs, $92,000 (29.8%) of decreased research and development costs associated with the operations of Vicor Japan Company, Ltd. ("VJCL") and $65,000 (15.2%) of decreased depreciation expense.

Other income decreased $62,000 (5.3%) from the same period a year ago to $1,102,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, as well as a note receivable associated with the Company's real estate transaction. Other income decreased due to foreign currency transaction losses of approximately $203,000 offset primarily by an increase in interest income due to an increase in average interest rates.

Income before income taxes was $3,150,000, a decrease of $7,237,000 (69.7%) compared to the same period in 2000. As a percentage of net revenues, income before income taxes decreased from 18.0% to 5.7% primarily due to the gross margin decrease as discussed above.

The effective tax rate for the first quarter of 2001 was 34.0%, compared to 31.5% for the same period in 2000. The increase in the effective tax rate was due to a reduced amount of available tax credits in 2001.

Net income per share (diluted) was $.05 for the first quarter of 2001, compared to $.16 for the first quarter of 2000, a decrease of $.11.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company had $70,301,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.9:1 compared to 7.3:1 at December 31, 2000. Working capital increased $1,516,000, from $146,478,000 at December 31, 2000 to $147,994,000 at March 31, 2001. The primary factors contributing to the increase in working capital were an increase in cash of $7,385,000 and an increase in inventories of $9,375,000, offset by a decrease in accounts receivable of $12,854,000 and an increase in accounts payable and accrued expenses of $2,604,000. The primary uses of cash for the first three months of 2001 were for the acquisition of capital equipment.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is taking steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying personnel and equipment from first-generation production. In February 2001, management approved approximately $16 million in new capital expenditures to execute this plan, the majority of which is expected to be incurred in 2001.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2001
                                   (continued)


In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. There were no stock repurchases during the three months ended March 31, 2001.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2001, the Company had approximately $4,000,000 of capital expenditure commitments.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 9

                                VICOR CORPORATION
                                 March 31, 2001



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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 10

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2001


ITEM 1 - LEGAL PROCEEDINGS

         As previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2000, in June 1998 the Company and VLT Corporation (which has since merged with and into VLT, Inc.) filed a lawsuit in the United States District Court of Massachusetts alleging that Unitrode Corporation ("Unitrode") has infringed and is infringing U.S. Reissue Patent No. 36,098 (the "Reset Patent") entitled "Optimal Resetting of the Transformer's Core in Single Ended Forward Converters." The Reset Patent is a reissue of U.S. Patent No. 4,441,146, which issued on April 3, 1984. On January 24, 2001, the Court issued a summary judgment decision in which the Court concluded that the Reset Patent is not anticipated by certain prior art. The Court further concluded that the Reset Patent is not invalid for failure to disclose the best mode of practicing the invention, nor is it invalid for indefiniteness. Finally, the Court concluded that certain single-ended forward converters built by Unitrode, Siemens Corp., Lucent Technologies, Inc., Artesyn Technologies Inc., and Magnetek Inc. infringed the Reset Patent. The Court declined to rule on certain other matters relating to the Reset Patent, and a jury trial had been scheduled to begin on April 23, 2001. However, the jury trial was postponed and is now scheduled to begin on May 14, 2001.

         In addition to other litigation previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2000, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.


ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits - None.
    b.   Reports on Form 8-K - None.

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


                                           VICOR CORPORATION



           Date: May 9, 2001             By: /s/ PATRIZIO VINCIARELLI
                                            -------------------------
                                            Patrizio Vinciarelli
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)


           Date: May 9, 2001             By: /s/ MARK A. GLAZER
                                            -------------------
                                            Mark A. Glazer
                                            Chief Financial Officer
                                            (Principal Financial Officer)