Form 10-Q
period 2001-06-30
VICOR CORP
filed 2001-08-13
CIK 751978

        ================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                           ---------------------------

                                    FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934

   For the quarterly period ended                June 30, 2001
                                  ----------------------------------------------


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

   For the transition period from
                                  ----------------------------------------------

           Commission File Number                     0-18277
                                  ----------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  04-2742817
       (State of Incorporation)             (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)

              -----------------------------------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001.

             Common Stock, $.01 par value ----------------30,349,295
             Class B Common Stock, $.01 par value -------11,993,348

        ================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at                        1
              June 30, 2001 and December 31, 2000

              Condensed Consolidated Statements of Operations                 2
              for the quarters ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000

              Condensed Consolidated Statements of Cash Flows                 3
              for the six months ended June 30, 2001 and 2000

              Notes to Condensed Consolidated Financial                     4-5
              Statements

    Item 2 - Management's Discussion and Analysis of                        6-9
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk      10

Part II - Other Information:

    Item 1 - Legal Proceedings                                               11

    Item 2 - Changes in Securities                                           12

    Item 3 - Defaults Upon Senior Securities                                 12

    Item 4 - Submission of Matters to a Vote of                              12
             Security Holders

    Item 5 - Other Information                                               12

    Item 6 - Exhibits and Reports on Form 8-K                                12

    Signature(s)                                                             13

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
Item 1 - Financial Statements                                         PAGE 1
-----------------------------


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                       Assets                                June 30, 2001        December 31, 2000
-------------------------------------------------------      -------------        -----------------


Current assets:
    Cash and cash equivalents                                   $  69,301           $  62,916
     Short-term investments                                         5,665               5,600
    Accounts receivable, net                                       31,022              48,094
    Inventories, net                                               51,439              44,497
    Other current assets                                            8,933               8,577
                                                                ---------           ---------
           Total current assets                                   166,360             169,684

Property, plant and equipment, net                                111,356             107,807
Notes receivable                                                    9,210               9,066
Other assets                                                        7,507               7,556
                                                                ---------           ---------
                                                                $ 294,433           $ 294,113
                                                                =========           =========


        Liabilities and Stockholders' Equity
-------------------------------------------------------

Current liabilities:

    Accounts payable                                              $ 8,358           $   9,515
    Accrued compensation and benefits                               4,446               4,372
    Accrued liabilities                                             8,056               9,319
                                                                ---------           ---------
           Total current liabilities                               20,860              23,206

Deferred income taxes                                               7,986               7,986

Stockholders' equity:

    Preferred Stock                                                    --                  --
    Class B Common Stock                                              120                 120
    Common Stock                                                      369                 367
    Additional paid-in capital                                    144,282             142,573
    Retained earnings                                             221,025             219,899
    Accumulated other comprehensive income                             43                 214
    Treasury stock, at cost                                      (100,252)           (100,252)
                                                                ---------           ---------
                  Total stockholders' equity                      265,587             262,921
                                                                ---------           ---------
                                                                $ 294,433           $ 294,113
                                                                =========           =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                       Three Months Ended                             Six Months Ended
                                                            June 30,                                      June 30,
                                                      2001            2000                           2001           2000
                                                      ----            ----                           ----           ----
Net revenues:

       Product                                      $ 49,339       $  59,985                     $   102,995     $  115,171
       License                                           921           2,793                           2,284          5,393
                                                    --------       ---------                     -----------     ----------
                                                      50,260          62,778                         105,279        120,564

Costs and expenses:

       Cost of revenue                                36,045          35,622                          73,249         68,641
       Selling, general and administrative            11,342          10,607                          21,656         20,880
       Research and development                        5,332           5,348                          10,785         10,619
                                                    --------       ---------                     -----------     ----------
                                                      52,719          51,577                         105,690        100,140
                                                    --------       ---------                     -----------     ----------

Income (loss) from operations                        (2,459)          11,201                            (411)        20,424

Other income                                            918              791                           2,020          1,955
                                                    --------       ---------                     -----------     ----------

Income (loss) before income taxes                    (1,541)          11,992                           1,609         22,379

Provision (benefit) for income taxes                   (588)           3,777                             483          7,048
                                                    --------       ---------                     -----------     ----------

Net income (loss)                                   $  (953)       $   8,215                     $     1,126     $   15,331
                                                    ========       =========                     ===========     ==========

Net income (loss) per common share:
       Basic                                         $(0.02)          $ 0.19                         $  0.03         $ 0.36
       Diluted                                       $(0.02)          $ 0.19                         $  0.03         $ 0.35

Shares used to compute net income (loss) per share:
       Basic                                          42,330          42,155                          42,307         42,319
       Diluted                                        42,330          43,125                          42,767         43,233


                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                 --------------------------------------------------------------
                                                                           June 30, 2001                   June 30, 2000
                                                                           -------------                   -------------
Operating activities:
     Net income                                                                $ 1,126                      $ 15,331
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                             9,729                         9,068
       Loss on disposal of equipment                                                 4                           166
       Tax benefit relating to stock option plans                                  548                         1,991
         Change in current assets and
           liabilities, net                                                      7,102                        (7,838)
                                                                               -------                      ---------

         Net cash provided by operating activities                              18,509                        18,718

Investing activities:
     Additions to property, plant and equipment                                (12,834)                       (8,721)
     Proceeds from sale of equipment                                                 2                             2
     (Increase) decrease in notes receivable                                      (144)                           24
     (Increase) decrease in other assets                                          (424)                          537
                                                                               -------                      ---------

         Net cash used in investing activities                                 (13,400)                       (8,158)


Financing activities:
     Proceeds from issuance of Common Stock                                      1,163                         3,902
     Acquisitions of treasury stock                                                -                         (12,175)
                                                                               -------                      ---------

         Net cash provided by (used in)
              financing activities                                               1,163                        (8,273)

Effect of foreign exchange rates on cash                                           113                          (101)
                                                                               -------                      ---------

Net increase in cash and cash equivalents                                        6,385                         2,186

Cash and cash equivalents at beginning of period                                62,916                        69,109
                                                                               -------                      ---------
Cash and cash equivalents at end of period                                     $69,301                      $ 71,295
                                                                               =======                      =========


                             See accompanying notes.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2000, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  Net Income (Loss) per Share
    ---------------------------

         The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                            2001            2000                      2001            2000
                                                            ----            ----                      ----            ----
Numerator:
    Net income (loss)                                       $  (953)         $ 8,215                    $1,126       $ 15,331
                                                            ========         =======                    ======       ========
Denominator:
    Denominator for basic income (loss)
    per share-weighted average shares                        42,330           42,155                    42,307         42,319

    Effect of dilutive securities:
      Employee stock options                                      -              970                       460            914
                                                            --------         -------                    ------       --------
    Denominator for diluted income (loss) per
    share - adjusted weighted-average shares
    and assumed conversions                                  42,330           43,125                    42,767         43,233
                                                            ========         =======                   =======       ========
Basic income (loss) per share                               $ (0.02)         $  0.19                   $  0.03       $   0.36
                                                            ========         =======                   =======       ========
Diluted income (loss) per share                             $ (0.02)         $  0.19                   $  0.03       $   0.35
                                                            ========         =======                   =======       ========

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Continued)

3.  Inventories
    -----------
         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 2001 and December 31, 2000 (in thousands):

                                                                  June 30, 2001                December 31, 2000
                                                                  -------------                -----------------

         Raw materials.................................                $ 39,934                      $ 31,341
         Work-in-process..............................                    5,007                         6,513
         Finished goods................................                   6,498                         6,643
                                                                       --------                      --------
                                                                       $ 51,439                      $ 44,497
                                                                       ========                      ========

4. Comprehensive Income
   --------------------

         Total comprehensive income (loss) was ($706,000) and $955,000 for the three and six months ended June 30, 2001, respectively, and $7,990,000 and $15,079,000 for the three and six months ended June 30, 2000, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains (losses) in the amounts of $231,000 and ($236,000) for the three and six months ended June 30, 2001.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 6

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2001


Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Item 3 - "Legal Proceedings," and under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net revenues for the second quarter of 2001 were $50,260,000, a decrease of $12,518,000 (19.9%) as compared to $62,778,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $10,646,000 and a decrease in license revenue of $1,872,000. The Company experienced a continued reduction in demand for its first-generation products which began in the fourth quarter of 2000. The decrease in licensing revenue was principally due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

Gross margin decreased $12,941,000 (47.7%) to $14,215,000 from $27,156,000, and decreased as a percentage of net revenues from 43.3% to 28.3%. The primary components of the decreases in gross margin dollars and percentage were the decrease in net revenues, changes in the revenue mix resulting from the reduced demand for first-generation products and additional provisions for inventory reserves for potential excess raw materials. The Company continues to refine the design, processes, equipment and parts associated with second-generation products and is taking steps to increase the capacity of second-generation manufacturing. Until the Company achieves higher production volumes, higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2001
                                   (continued)



Selling, general and administrative expenses were $11,342,000 for the period, an increase of $735,000 (6.9%) over the same period in 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 22.6% from 16.9%. The principal components of the $735,000 increase were $899,000 (171.5%) of increased legal expense and $470,000 (13.7%) of increased compensation expense. The principal components offsetting the above increases were a decrease of $267,000 (16.8%) in sales commission costs and a decrease of $116,000 (12.4%) of costs associated with the operations of Vicor Japan Company, Ltd. ("VJCL"). The increase in legal expenses in the second quarter of 2001 was in connection with the trial of one of the Company's patent infringement actions.

Research and development expenses decreased $16,000 (0.3%) to $5,332,000 and increased as a percentage of net revenues to 10.6% from 8.5%. The principal component of the $16,000 decrease was $310,000 (100.0%) of decreased research and development expense associated with the operations of VJCL due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. This was offset by $242,000 (8.3%) of increased compensation expense.

Other income increased $127,000 (16.1%) from the same period a year ago to $918,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction. Other income increased due to the write-down of $390,000 for certain assets in the second quarter of 2000, offset by a decrease in interest income due to a decrease in average interest rates.

The loss before income taxes was $1,541,000, a decrease of $13,533,000 (112.9%) compared to income before taxes of $11,992,000 for the same period in 2000. As a percentage of net revenues, income (loss) before income taxes decreased to (3.1%) from 19.1% primarily due to the gross margin decrease as discussed above.

The effective tax rate for the second quarter of 2001 was 38.2%, compared to 31.5% for the same period in 2000 due to the lower forecasted income for the full year 2001 and the effect of expected tax credits and other tax attributes.

Net income (loss) per share (diluted) was ($.02) for the second quarter of 2001, compared to $.19 for the second quarter of 2000, a decrease of $.21.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net revenues for the first six months of 2001 were $105,279,000, a decrease of $15,285,000 (12.7%) as compared to $120,564,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease of unit shipments of standard and custom products of approximately $12,176,000 and a decrease in license revenue of $3,109,000. The decrease in licensing revenue was primarily due to recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2001
                                   (continued)



Gross margin decreased $19,893,000 (38.3%) to $32,030,000 from $51,923,000 and decreased as a percentage of net revenues from 43.1% to 30.4%. The primary components of the decreases in gross margin dollars and percentage were due to the decrease in net revenues and changes in the revenue mix resulting from the reduced demand for first-generation products.

Selling, general and administrative expenses were $21,656,000 for the period, an increase of $776,000 (3.7%) over the same period in 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 20.6% from 17.3%. The principal components of the $776,000 increase were $897,000 (13.1%) of increased compensation expense and a $608,000 (54.4%) increase in legal costs, offset by a $429,000 (13.8%) decrease in sales commission costs and $239,000 (71.6%) in decreased payroll tax expense associated with the exercise of stock options.

Research and development expenses increased $166,000 (1.6%) to $10,785,000 and increased as a percentage of net revenues to 10.2% from 8.8%. The principal component of the $166,000 increase was $548,000 (9.4%) of increased compensation expense. This was offset by $403,000 (65.0%) of decreased research and development expense associated with the operations of VJCL due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses.

Other income increased $65,000 (3.3%) from the same period a year ago, to $2,020,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments as well as a note receivable associated with the Company's real estate transaction. Other income increased due to the write-down of $390,000 for certain assets in the second quarter of 2000, offset by a decrease in interest income due to a decrease in average interest rates.

Income before income taxes was $1,609,000, a decrease of $20,770,000 (92.8%) compared to the same period in 2000. As a percentage of net revenues, income before income taxes decreased from 18.6% to 1.5% primarily due to the gross margin decrease as discussed above.

The effective tax rate for the six months ended June 30, 2001 was 30.0%, compared to 31.5% for the same period in 2000. The decrease in the effective tax rate was due to the impact of expected tax credits in 2001.

Net income per share (diluted) was $.03 for the six months ended June 30, 2001, compared to $.35 for the same period in 2000, a decrease of $.32.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2001
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company had $69,301,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.0:1 at June 30, 2001 compared to 7.3:1 at December 31, 2000. Working capital decreased $978,000, from $146,478,000 at December 31, 2000 to $145,500,000 at June 30, 2001. The primary factors affecting the working capital decrease were a decrease in accounts receivable of $17,072,000, offset by an increase in cash of $6,385,000 and inventories of $6,942,000 and a decrease in current liabilities of $2,346,000. The primary sources of cash were $18,509,000 from operating activities and $1,163,000 from the issuance of Common Stock upon the exercise of stock options. The primary use of cash for the six months ended June 30, 2001 was for additions to property and equipment of $12,834,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is taking steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying personnel and equipment from first-generation production. In February 2001, management approved approximately $16,000,000 in new capital expenditures to execute this plan, the majority of which is expected to be incurred in 2001. Through June 30, 2001, the Company has spent approximately $4,000,000 under this plan.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. There were no stock repurchases during the six months ended June 30, 2001.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2001, the Company had approximately $3,200,000 of capital expenditure commitments.

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

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 3
                                                                      PAGE 10

                                VICOR CORPORATION
                                  June 30, 2001


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

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2001


ITEM 1 - LEGAL PROCEEDINGS

         As previously disclosed in the Company's Form 10-Q for the fiscal quarter ended March 31, 2001, in June 1998 the Company and VLT Corporation (which has since merged with and into VLT, Inc., a wholly-owned subsidiary of the Company) filed a lawsuit in the United States District Court of Massachusetts alleging that Unitrode Corporation ("Unitrode") has infringed and is infringing U.S. Reissue Patent No. 36,098 (the "Reset Patent") entitled "Optimal Resetting of the Transformer's Core in Single Ended Forward Converters." The Reset Patent is a reissue of U.S. Patent No. 4,441,146, which issued on April 3, 1984. On January 24, 2001, the Court issued a summary judgment decision in which the Court concluded that the Reset Patent is not anticipated by certain prior art. The Court further concluded that the Reset Patent is not invalid for failure to disclose the best mode of practicing the invention, nor is it invalid for indefiniteness. The Court also concluded that certain single-ended forward converters built by Unitrode and four of its customers had infringed the Reset Patent. The Court declined to rule on certain other matters relating to the Reset Patent, and those matters were made the subject of a jury trial, which concluded on May 25, 2001 with the jury rendering a verdict in which it upheld the validity of the Reset Patent. The jury also found that Unitrode had not induced the four customers to infringe the Reset Patent.

         Given the validity verdict, Vicor and VLT, Inc. are pursuing their infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Magnetek and Power-One in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. On April 6, 2001 and June 5, 2001, Vicor and VLT moved to add Tyco Electronics Power Systems Inc. and Tyco International, respectively, as defendants in the Lucent proceeding. Tyco Electronics Power Systems Inc. is the entity which now operates the former power component business of Lucent. Vicor and VLT, Inc. are seeking monetary damages and injunctive relief in these suits.

         On July 23, 2001, the Company announced that it had entered into a license agreement with Siemens Corporation under which Siemens acquired worldwide, non-exclusive rights to use power conversion technology covered by the Reset Patent. In connection with entering into this license agreement, the Company and VLT, Inc. agreed to dismiss their patent infringement claims against Siemens which were filed in the United States District Court in Boston, Massachusetts in March 2001.

         The Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 12


                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2001
                                   (continued)


ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The 2001 Annual Meeting of Stockholders of the Company was held on June 28, 2001. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

         Nominee                         Votes for            Votes Withheld
         -------                         ---------            --------------
         Patrizio Vinciarelli           143,209,615                2,004,223
         Estia J. Eichten               144,679,823                  534,015
         Barry Kelleher                 143,056,009                2,157,829
         Jay M. Prager                  143,184,072                2,029,766
         David T. Riddiford             144,926,692                  287,146
         M. Michael Ansour              144,926,442                  287,396
         Samuel Anderson                144,894,219                  319,619


         There were 0 broker non-votes and 0 abstentions on this proposal.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits - None.
     b.  Reports on Form 8-K - None.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 13



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VICOR CORPORATION



   Date:  August 10, 2001              By: /s/ Patrizio Vinciarelli
                                          -------------------------
                                            Patrizio Vinciarelli
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)


   Date:  August 10, 2001              By: /s/ Mark A. Glazer
                                          -------------------
                                            Mark A. Glazer
                                            Chief Financial Officer
                                            (Principal Financial Officer)