Form 10-Q
period 2001-09-30
VICOR CORP
filed 2001-11-13
CIK 751978

           =========================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                  ---------------------------------------------

                                    FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934


   For the quarterly period ended               September 30, 2001
                                 -----------------------------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934

   For the transition period from
                                 -----------------------------------------------

           Commission File Number                     0-18277
                                 -----------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       04-2742817
  (State of Incorporation)                  (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)


                  ---------------------------------------------


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001.

             Common Stock, $.01 par value ----------------30,451,285
             Class B Common Stock, $.01 par value -------11,930,848

           =========================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at                                                     1
              September 30, 2001 and December 31, 2000

              Condensed Consolidated Statements of Operations                                              2
              for the quarters ended September 30, 2001 and  2000 and
              for the nine months ended September 30, 2001 and 2000

              Condensed Consolidated Statements of Cash Flows                                              3
              for the nine months ended September 30, 2001 and 2000

              Notes to Condensed Consolidated Financial                                                  4-5
              Statements

    Item 2 - Management's Discussion and Analysis of                                                    6-10
                  Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                   10

Part II - Other Information:

    Item 1 - Legal Proceedings                                                                         11-12

    Item 2 - Changes in Securities                                                                        13

    Item 3 - Defaults Upon Senior Securities                                                              13

    Item 4 - Submission of Matters to a Vote of                                                           13
              Security Holders

    Item 5 - Other Information                                                                            13

    Item 6 - Exhibits and Reports on Form 8-K                                                             13

    Signature(s)                                                                                          14


                                                                                                            FORM
                                                                                                            10-Q
                                                                                                            PART 1
                                                                                                            ITEM 1
Item 1 - Financial Statements                                                                               Page 1
-----------------------------

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                       Assets                              September 30, 2001                    December 31, 2000
-------------------------------------------------------    ------------------                    -----------------
Current assets:

    Cash and cash equivalents                                   $  63,909                          $  62,916
    Short-term investments                                         13,929                              5,600
    Accounts receivable, net                                       32,431                             48,094
    Note receivable                                                 7,500                                  -
    Inventories, net                                               46,126                             44,497
    Other current assets                                            8,968                              8,577
                                                                ---------                          ---------
           Total current assets                                   172,863                            169,684

Property, plant and equipment, net                                111,730                            107,807
Notes receivable                                                    1,758                              9,066
Other assets                                                        6,821                              7,556
                                                                ---------                          ---------
                                                                $ 293,172                          $ 294,113
                                                                =========                          =========

        Liabilities and Stockholders' Equity
-------------------------------------------------------

Current liabilities:

    Accounts payable                                            $   6,907                          $   9,515
    Accrued compensation and benefits                               4,667                              4,372
    Accrued liabilities                                             7,234                              9,319
                                                                ---------                          ---------
           Total current liabilities                               18,808                             23,206

Deferred income taxes                                               7,986                              7,986

Stockholders' equity:

    Preferred Stock                                                     -                                  -
    Class B Common Stock                                              119                                120
    Common Stock                                                      370                                367
    Additional paid-in capital                                    144,656                            142,573
    Retained earnings                                             221,147                            219,899
    Accumulated other comprehensive income                            338                                214
    Treasury stock, at cost                                      (100,252)                          (100,252)
                                                                ---------                          ---------
                  Total stockholders' equity                      266,378                            262,921
                                                                ---------                          ---------
                                                                $ 293,172                          $ 294,113
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

                                                                                                            FORM 10-Q
                                                                                                            PART I
                                                                                                            ITEM 1
                                                                                                            PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended                             Nine Months Ended
                                                          September 30,                                 September 30,
                                                      2001            2000                           2001           2000
                                                      ----            ----                           ----           ----

Net revenues:

       Product                                      $ 50,849       $ 65,422                        $153,844       $180,593
       License                                           750          2,429                           3,034          7,822
                                                    --------       --------                        --------       --------
                                                      51,599         67,851                         156,878        188,415

Costs and expenses:

       Cost of revenue                                35,614         37,821                         108,863        106,462
       Selling, general and administrative            11,111         11,155                          32,767         32,035
       Research and development                        4,741          4,962                          15,526         15,581
                                                    --------       --------                        --------       --------
                                                      51,466         53,938                         157,156        154,078
                                                    --------       --------                        --------       --------

Income (loss) from operations                            133         13,913                            (278)        34,337

Other income, net                                         42            743                           2,062          2,698
                                                    --------       --------                        --------       --------

Income before income taxes                               175         14,656                           1,784         37,035

Provision for income taxes                                53          4,617                             536         11,665
                                                    --------       --------                        --------       --------

Net income                                          $    122       $ 10,039                        $  1,248       $ 25,370
                                                    ========       ========                        ========       ========

Net income per common share:
       Basic                                        $   0.00       $   0.24                        $   0.03       $   0.60
       Diluted                                      $   0.00       $   0.23                        $   0.03       $   0.59

Shares used to compute net income per share:
       Basic                                          42,369         42,216                          42,328         42,284
       Diluted                                        42,648         43,435                          42,727         43,300


                             See accompanying notes.

                                                                                                            FORM 10-Q
                                                                                                            PART I
                                                                                                            ITEM 1
                                                                                                            PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                 --------------------------------------------------------------
                                                                         September 30, 2001             September 30, 2000
                                                                         ------------------             ------------------
Operating activities:
     Net income                                                               $  1,248                      $ 25,370
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                            14,655                        13,518
       Loss on disposal of equipment                                               355                           166
       Tax benefit relating to stock option plans                                  714                         4,985
       Change in current assets and
           liabilities, net                                                      9,058                       (13,649)
                                                                              --------                      ---------

         Net cash provided by operating activities                              26,030                        30,390

Investing activities:
       Purchases of short-term investments                                      (8,200)                            -
     Additions to property, plant and equipment                                (18,265)                      (11,932)
     Proceeds from sale of equipment                                                 7                             2
     Increase in notes receivable                                                 (192)                          (14)
     Decrease in other assets                                                       48                           693
                                                                              --------                      ---------

         Net cash used in investing activities                                 (26,602)                      (11,251)


Financing activities:
     Proceeds from issuance of Common Stock                                      1,371                         7,549
     Acquisitions of treasury stock                                                  -                       (19,646)
                                                                              --------                      ---------

         Net cash provided by (used in)
                      financing activities                                       1,371                       (12,097)

Effect of foreign exchange rates on cash                                           194                          (114)
                                                                              --------                      ---------

Net increase in cash and cash equivalents                                          993                         6,928

Cash and cash equivalents at beginning of period                                62,916                        69,109
                                                                              --------                      ---------
Cash and cash equivalents at end of period                                    $ 63,909                      $ 76,037
                                                                              ========                      ========

                             See accompanying notes.

                                                                    FORM 10-Q
                                                                    PART I
                                                                    ITEM 1
                                                                    PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2000, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):


                                                             Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                            2001            2000                      2001            2000
                                                            ----            ----                      ----            ----
Numerator:
    Net income                                              $    122       $  10,039                 $   1,248       $  25,370
                                                            ========       =========                 =========       =========

Denominator:
    Denominator for basic income
    per share-weighted average shares                        42,369           42,216                    42,328          42,284

    Effect of dilutive securities:
      Employee stock options                                    279            1,219                       399           1,016
                                                            -------        ---------                 ---------       ---------

    Denominator for diluted income per
    share - adjusted weighted-average shares
    and assumed conversions                                   42,648          43,435                    42,727          43,300
                                                            ========       =========                 =========       =========

Basic income per share                                      $   0.00       $    0.24                 $    0.03       $    0.60
                                                            ========       =========                 =========       =========

Diluted income per share                                    $   0.00       $    0.23                 $    0.03       $    0.59
                                                            ========       =========                 =========       =========

                                                                    FORM 10-Q
                                                                    PART I
                                                                    ITEM 2
                                                                    PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Continued)

3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 2001 and December 31, 2000 (in thousands):

                                                                September 30, 2001             December 31, 2000
                                                                ------------------             -----------------

         Raw materials.................................              $ 36,278                      $ 31,341
         Work-in-process..............................                  4,362                         6,513
         Finished goods................................                 5,486                         6,643
                                                                     --------                      --------
                                                                     $ 46,126                      $ 44,497
                                                                     ========                      ========

4. COMPREHENSIVE INCOME

         Total comprehensive income was $417,000 and $1,372,000 for the three and nine months ended September 30, 2001, respectively, and $9,931,000 and $25,010,000 for the three and nine months ended September 30, 2000, respectively. Other comprehensive income consisted principally of adjustments for foreign currency translation gains (losses) in the amounts of $231,000 and ($5,000) and unrealized gains on available for sale securities in the amounts of $64,000 and $129,000 for the three and nine months ended September 30, 2001, respectively.


5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (FAS 141), "Business Combinations" and No. 142, (FAS 142) "Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling-of-interests methods of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The Company is currently in the process of evaluating the impact FAS 142 will have on its financial position and results of operations.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt FAS 144 for the fiscal year beginning after December 15, 2001 and is currently in the process of evaluating the impact on its consolidated financial statements.

                                                                    FORM 10-Q
                                                                    PART I
                                                                    ITEM 2
                                                                    PAGE 6

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2001


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net revenues for the third quarter of 2001 were $51,599,000, a decrease of $16,252,000 (24.0%) as compared to $67,851,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $14,573,000 and a decrease in license revenue of $1,679,000. The Company experienced a continued reduction in demand for its first-generation products which began in the fourth quarter of 2000. In addition, the Company experienced a reduction in demand for its second-generation products in the third quarter of 2001. The decrease in licensing revenue was principally due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

Gross margin decreased $14,045,000 (46.8%) to $15,985,000 from $30,030,000, and decreased as a percentage of net revenues from 44.3% to 31.0%. The primary components of the decreases in gross margin dollars and the corresponding decrease in percentage were the decrease in net revenues and changes in the revenue mix resulting from the reduced demand for first-generation products. The Company continues to refine the design, processes, equipment and parts associated with second-generation products and is taking steps to increase the capacity and lower the costs of second-generation manufacturing. Until the Company achieves higher production volumes, higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

                                                                   FORM 10-Q
                                                                   PART I
                                                                   ITEM 2
                                                                   PAGE 7

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2001
                                   (continued)



Selling, general and administrative expenses were $11,111,000 for the period, a decrease of $44,000 (0.4%) over the same period in 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 21.5% from 16.4%. The principal components of the $44,000 decrease were $376,000 (20.5%) in decreased sales commission costs and $270,000 (94.8%) in decreased payroll tax expense associated with the exercise of stock options. The principal components offsetting the above decreases were $494,000 (108.3%) of increased legal expense and $144,000 (3.9%) of increased compensation expense.

Research and development expenses decreased $221,000 (4.5%) to $4,741,000 and increased as a percentage of net revenues to 9.2% from 7.3%. The principal component of the $221,000 decrease was $308,000 (100.0%) of decreased research and development expense associated with the operations of Vicor Japan Co., Ltd. ("VJCL") due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. This was offset by $70,000 (14.0%) of increased project materials costs.

Other income decreased $701,000 (94.3%) from the same period a year ago to $42,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction. Other income for the period included the write-down of an investment of $600,000, for a decline judged to be other than temporary, and obsolete equipment of $360,000. The decrease in other income from the same period in 2000 was due to the write-down of the investment and lower interest income due to a decrease in average interest rates.

Income before income taxes was $175,000, a decrease of $14,481,000 (98.8%) compared to income before taxes of $14,656,000 for the same period in 2000. As a percentage of net revenues, income before income taxes decreased to 0.3% from 21.6% primarily due to the gross margin decrease as discussed above.

The effective tax rate for the third quarter of 2001 was 30.3%, compared to 31.5% for the same period in 2000 due to the lower forecasted income for the full year 2001 and the effect of expected tax credits and other tax attributes.

Net income per share (diluted) was $.00 for the third quarter of 2001, compared to $.23 for the third quarter of 2000, a decrease of $.23.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net revenues for the first nine months of 2001 were $156,878,000, a decrease of $31,537,000 (16.7%) as compared to $188,415,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease of unit shipments of standard and custom products of approximately $26,749,000 and a decrease in license revenue of $4,788,000. The decrease in licensing revenue was primarily due to recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

                                                                   FORM 10-Q
                                                                   PART I
                                                                   ITEM 2
                                                                   PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2001
                                   (continued)



Gross margin decreased $33,938,000 (41.4%) to $48,015,000 from $81,953,000 and decreased as a percentage of net revenues from 43.5% to 30.6%. The primary components of the decreases in gross margin dollars and percentage were due to the decrease in net revenues, changes in the revenue mix resulting from the reduced demand for first-generation products and additional provisions for inventory reserves for potential excess raw materials.

Selling, general and administrative expenses were $32,767,000 for the period, an increase of $732,000 (2.3%) over the same period in 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 20.9% from 17.0%. The principal components of the $732,000 increase were $1,102,000 (70.0%) of increased legal expense and $1,041,000 (9.9%) of increased compensation expense, offset by a $805,000 (16.3%) decrease in sales commission costs and $494,000 (79.8%) in decreased payroll tax expense associated with the exercise of stock options. The increase in legal expense in 2001 was in connection with activity related to the Company's patent infringement actions (see Part II - Other Information, Item 1 - Legal Proceedings).

Research and development expenses decreased $55,000 (0.4%) to $15,526,000 and increased as a percentage of net revenues to 9.9% from 8.3%. The principal component of the $55,000 decrease was $711,000 (76.6%) of decreased research and development expense associated with the operations of VJCL due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. This was offset by $388,000 (4.5%) of increased compensation expense and $190,000 (292.3%) of increased personnel related expenses, principally for employment recruiting, advertising and relocation expenses.

Other income decreased $636,000 (23.6%) from the same period a year ago to $2,062,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments as well as a note receivable associated with the Company's real estate transaction. Other income decreased principally due to lower interest income due to a decrease in average interest rates.

Income before income taxes was $1,784,000, a decrease of $35,251,000 (95.2%) compared to the same period in 2000. As a percentage of net revenues, income before income taxes decreased from 19.7% to 1.1% primarily due to the gross margin decrease as discussed above.

The effective tax rate for the nine months ended September 30, 2001 was 30.0%, compared to 31.5% for the same period in 2000. The decrease in the effective tax rate was due to the impact of expected tax credits in 2001.

Net income per share (diluted) was $.03 for the nine months ended September 30, 2001, compared to $.59 for the same period in 2000, a decrease of $.56.

                                                                    FORM 10-Q
                                                                    PART I
                                                                    ITEM 2
                                                                    PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2001
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 the Company had $63,909,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.2:1 at September 30, 2001 compared to 7.3:1 at December 31, 2000. Working capital increased $7,577,000, from $146,478,000 at December 31, 2000 to $154,055,000 at September
30, 2001. The primary factors affecting the working capital increase were an increase in cash, cash equivalents and short-term investments of $9,322,000, the reclassification of a note receivable of $7,500,000 to a current asset as it is now due within one year and the decrease in current liabilities of $4,398,000, offset by a decrease in accounts receivable of $15,663,000. The primary sources of cash were $26,030,000 from operating activities and $1,371,000 from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the nine months ended September 30, 2001 were for the purchases of short-term investments of $8,200,000 and additions to property and equipment of $18,265,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. While manufacturing capacity for second-generation products has increased over the past several quarters, the Company continues to take steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying equipment from first-generation production. In February 2001, management approved approximately $16 million in new capital expenditures to execute this plan. Through September 30, 2001, the Company has spent approximately $7,000,000 under this plan and anticipates additional spending of approximately $2,000,000 through the end of 2001.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. There were no stock repurchases during the nine months ended September 30, 2001.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2001, the Company had approximately $1,800,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                    FORM 10-Q
                                                                    PART I
                                                                    ITEM 3
                                                                    PAGE 10

                                VICOR CORPORATION
                 Financial Conditions and Results of Operations
                               September 30, 2001
                                   (continued)


COST REDUCTION PLAN

In October 2001, the Company announced a cost reduction plan which included the following temporary steps: (1) a reduced work schedule for hourly employees, (2) mandatory use of accrued personal time by salaried employees and (3) a 10% pay reduction for the Company's officers. The Company expects that additional stock options will be granted from time to time to the Company's employees in connection with the Cost Reduction Plan.


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

                                                                    FORM 10-Q
                                                                    PART II
                                                                    ITEM 1-6
                                                                    PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2001


ITEM 1 - LEGAL PROCEEDINGS

         As previously disclosed in the Company's Forms 10-Q for the fiscal quarters ended March 31 and June 30, 2001, in June 1998 the Company and VLT Corporation (which has since merged with and into VLT, Inc., a wholly-owned subsidiary of the Company) filed a lawsuit in the United States District Court of Massachusetts alleging that Unitrode Corporation ("Unitrode") has infringed and is infringing U.S. Reissue Patent No. 36,098 (the "Reset Patent") entitled "Optimal Resetting of the Transformer's Core in Single Ended Forward Converters." The Reset Patent is a reissue of U.S. Patent No. 4,441,146, which issued on April 3, 1984. On January 24, 2001, the Court issued a summary judgment decision in which the Court concluded that the Reset Patent is not anticipated by certain prior art. The Court further concluded that the Reset Patent is not invalid for failure to disclose the best mode of practicing the invention, nor is it invalid for indefiniteness. The Court also concluded that certain single-ended forward converters, built by Unitrode and four of its customers using certain Unitrode integrated circuits ("chips"), had infringed the Reset Patent. The Court declined to rule on certain other matters relating to the Reset Patent, and those matters were made the subject of a jury trial, which concluded on May 25, 2001 with the jury rendering a verdict in which it upheld the validity of the Reset Patent. The jury also found that Unitrode had not induced the four customers to infringe the Reset Patent. On September 4, 2001, Unitrode filed a notice of appeal in the US Court of Appeals for the Federal Circuit seeking to overturn the May 25, 2001 jury verdict of patent validity. Vicor opposed Unitrode's appeal and filed a cross-appeal seeking to overturn the May 25, 2001 jury verdict of non-inducement. On October 23, 2001 the Company announced that it had entered into a settlement with Unitrode, under which the parties agreed to withdraw their respective appeals and dismiss their respective claims. The Company has retained its right to recover damages directly from infringers using Unitrode chips.

         Given the validity verdict, Vicor and VLT, Inc. are pursuing their infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Power-One in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. On April 6, 2001, Vicor and VLT moved to add Tyco Electronics Power Systems, Inc. as a defendant in the Lucent proceeding. Tyco Electronics Power Systems, Inc. is the entity which now operates the former power component business of Lucent. Vicor and VLT, Inc. are seeking monetary damages and injunctive relief in these suits.

                                                                    FORM 10-Q
                                                                    PART II
                                                                    ITEM 1-6
                                                                    PAGE 12

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2001
                                   (continued)


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

         On October 2, 2001, the Company announced that it had entered into a license agreement with Magnetek, Inc. under which Magnetek acquired worldwide, non-exclusive rights to use power conversion technology covered by the Reset Patent. In connection with entering into this license agreement, the Company and VLT, Inc. agreed to dismiss their patent infringement claims against Magnetek which were filed in the United States District Court in Boston, Massachusetts in February 2001.

         The Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

                                                                    FORM 10-Q
                                                                    PART II
                                                                    ITEM 1-6
                                                                    PAGE 13


                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2001
                                   (continued)


ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits - None.
     b.  Reports on Form 8-K - None.

                                                                    FORM 10-Q
                                                                    PART II
                                                                    PAGE 14


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VICOR CORPORATION



           Date:  November 12, 2001        By: /s/ Patrizio Vinciarelli
                                              -------------------------
                                              Patrizio Vinciarelli
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)


           Date:  November 12, 2001        By: /s/ Mark A. Glazer
                                              -------------------
                                              Mark A. Glazer
                                              Chief Financial Officer
                                              (Principal Financial Officer)