Form 10-K
period 2001-12-31
VICOR CORP
filed 2002-03-18
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                             ----------------------

             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from             to
                                             -----------    -----------

                         Commission file number 0-18277

                                VICOR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            04-2742817
                     --------                            ----------
          (State or other jurisdiction of    (IRS employer identification no.)
           incorporation or organization)


                 25 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS   01810
                 ----------------------------------------   -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $247,020,785 as of February 28, 2002.

On February 28, 2002, there were 30,474,528 shares of Common Stock outstanding and 11,930,848 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 2002 annual meeting of stockholders are incorporated by reference into Part III.

PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intends," "estimate," "plan," "assumes" and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth under Part I, Item 1 - "Business - Second-Generation Automated Manufacturing Line," "- Competition," "- Patents," "- Licensing," and "- Risk Factors," under Part I, Item 3 - "Legal Proceedings," and under Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors.

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

     In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation (FSC). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects ("VIAs"), most of which are majority owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2001 there were six
(6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. In 2001, the Company established a new subsidiary, Picor Corporation, which will design, develop and market Power Management Integrated Circuits and related products for use in a variety of power system applications. The Company's Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company's financial statements.

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

     In 1998, the Company introduced the first complete family of its second-generation of high power density, component-level DC-DC converters. This family operates from 48 Volts input and is designed for the telecommunications market as well as distributed power systems. It consists of 26 modules with the most popular output voltages in all three of the Company's second-generation standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro). Output power levels from 50 to 500 Watts are covered by this second-generation product offering. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watts.

     The Vicor Design Assistance Computer ("VDAC") is a proprietary system which enables Vicor's customers to specify on-line, and verify in real time, the performance and attributes of second-generation DC-DC converters. Using patented technology, VDAC enables the design of second-generation DC-DC converters with any output voltage between 2 and 48 Volts and with any input voltage from 18 to 425 Volts, with an input voltage range of up to 2.1:1. All of the Vicor established brick standards, full-, half- and quarter-size, are available. Output power is selectable over a continuous range of 20 to 500 Watts per module and modules can be configured in fault-tolerant arrays capable of delivering several kilowatts.

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

     Most electronic and data processing ("EDP") and industrial electronic products operate directly off of AC lines. "Off-line" power systems require "front end" circuitry to convert AC line voltage into DC voltage for the core converters. The Company's off-line AC-DC products incorporate a set of modular front end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional "box switchers," high power, off-line bulk supplies in industry-standard packages. Voltage and power levels are either factory or field configurable.

     Many telecommunications, defense and industrial electronic products are powered from central DC sources (battery plants or generators). The Company's DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system and a rugged, compact assembly for chassis-mounted, bulk power applications.

     In February 2001, the Company introduced the VIPAC family of power systems, a new class of user defined, modular power solutions. VIPAC is a new type of integrated power system leveraging the latest advances in second-generation DC-DC converter technology and modular front ends. VIPAC combines application specific processing units, a choice of chassis styles and, in AC input versions, remotely hold-up capacitors to provide fast, flexible and highly reliable power solutions for a wide range of demanding applications.

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

     Customer Specific Products

     Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution which could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers ("VARs") and a network of VIAs (see "The Company," above in Item 1 - "Business"). Most of the VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to many of their customers.

SALES AND MARKETING

     The Company sells its products through a network of 34 independent sales representative organizations in North and South America; internationally, 48 independent distributors are utilized. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, in VIA locations in Oceanside, California and Austin, Texas, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

     Export sales, as a percentage of total net revenues, were approximately 36%, 32% and 30%, in 2001, 2000 and 1999, respectively.

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


TELECOMMUNICATIONS:                         EDP:
     Central Office Systems                      RAID Systems
     Fiber Optic Systems                         Parallel Processors
     Cellular Telecommunications                 Data Storage Systems
     Microwave Communications                    Campus Network Servers
     ATM Switches                                Enterprise Servers
     Paging Equipment                            File Servers
     Broadcast Equipment                         Optical Switches
     Remote Telemetry Equipment
     Cable Head End Equipment
     Power Amplifiers

MEASUREMENT AND CONTROL:                    MILITARY:
     Process Control Equipment                  Secure Communications Equipment
     Medical Equipment                          Digital Displays
     Seismic Equipment                          Aircraft/Weapons Test Equipment
     Test Equipment                             Ruggedized Computers
     Transportation Systems                     Electronic Warfare Equipment
     Agricultural Equipment                     Reconnaissance/Targeting Systems
     Material Handling Equipment                Radar-Jamming Systems
     Marine Products                            Missle Defense Systems

     For the years ended December 31, 2001, 2000 and 1999, no single customer accounted for more than 10% of net revenues.

BACKLOG

     As of December 31, 2001, the Company had a backlog of approximately $34.5 million compared to $70.3 million at December 31, 2000. Backlog is comprised of orders for products, which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

     As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in three areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; and continued development of configurable products based upon market opportunities. The Company invested approximately $20.2 million, $20.6 million and $19.9 million, in research and development in 2001, 2000 and 1999, respectively. Investment in research and development represented 10.3%, 8.0% and 10.5%, of net revenues in 2001, 2000 and 1999. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

     The Company's principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final "burn-in" of certain products and product test using automatic test equipment.

     The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company's second-generation products and FastTrack platform, in order to expand capacity (see "- Second-Generation Automated Manufacturing Line," below).

     Components used in the Company's products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, the Company maintains levels of inventories it considers to be appropriate. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

     Compliance by the Company with applicable environmental laws has not had a material effect on the financial condition or operations of the Company


SECOND-GENERATION AUTOMATED MANUFACTURING LINE

     Revenues of second-generation products increased by 47% in 2001 over 2000. Both first and second-generation products are sold to similar customers. While unit production in 2001 increased by 26% compared to 2000, the Company experienced a reduction in demand for second-generation products in the third and fourth quarters of 2001. Gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company took steps in 2001 to increase the capacity of second-generation manufacturing, which included adding equipment and re-deploying personnel and equipment from first-generation production lines. The Company is also in the process of completing an upgrade to second-generation products, internally designated as FastTrack, which the Company anticipates will also help to increase production capacity and reduce costs. Approximately $6.4 million of equipment was placed into service related to the FastTrack program in 2001, with an additional $2.7 million in construction-in-progress at the end of the year. It will take several quarters before these steps will be fully implemented and their effects realized. Gross margins during 2002 will continue to be negatively impacted unless and until the Company is able to attain higher production volumes, higher yield levels and component cost reductions with respect to second-generation products. There can be no assurance that such volumes, yields or cost reductions can be attained.

COMPETITION

     Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of Invensys, plc; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec America, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

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

     On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the "Reissue Patent") as a reissue of U.S. Patent 4,441,146 (the "Reset Patent"). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called "zero-voltage switching" technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been and are being infringed. The Company believes in vigorously protecting its rights under its patents (see "Item 3 - Legal Proceedings" below).

     The Company has been issued 75 patents in the United States (which expire between 2002 and 2020), 25 in Europe (which expire between 2002 and 2015 ), and 23 in Japan (which expire between 2002 and 2016). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., Item 3 - "Legal Proceedings" below). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

LICENSING

     In addition to generating revenue, licensing is an element of the Company's strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company's wholly owned subsidiary, VLT, Inc., which owns the Company's patents. Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years.

     On March 28, 2001, the Company announced that its wholly-owned subsidiary, Vicor Hong Kong Ltd. ("VHK"), entered into cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC") under which NJRC received a non-exclusive license to manufacture high-density power converter modules using Vicor second-generation power conversion technology (the "licensed converters"). NJRC will manufacture the licensed converters in its facilities in the Far East. Under the agreements, VHK and NJRC will market, use and sell the licensed converters in a variety of product formats throughout the world. VHK has exclusive worldwide rights to sell and distribute the licensed converters as stand-alone products. NJRC is licensed to design and manufacture custom power solutions which incorporate the licensed converters and to sell those custom power supplies everywhere in the world, with the exception of North America and Europe. As part of the cooperation, VHK will have exclusive rights to sell custom power supplies for NJRC in North America and Europe (the "Western Products"). NJRC is licensed to manufacture and use licensed converters in the Western Products. NJRC will design the Western Products, manufacture them in its plants in the Far East and ship them to customers in North America and Europe.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 1,600 full time and 50 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (See "- Risk Factors - Dependence on Key Personnel," below).

     None of the Company's employees are subject to a collective bargaining agreement.

RISK FACTORS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors set forth below.

     NEED FOR TECHNOLOGICAL DEVELOPMENTS

     The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on the Company's results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality could have a material adverse affect on the Company's competitive position and results of operations.

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

     NEED TO PROVIDE ADDITIONAL MANUFACTURING CAPACITY

     In order to meet anticipated future growth, the Company will need to continue to increase manufacturing capacity through the installation of additional equipment and additional automated manufacturing lines. The Company has been working to increase the capacity for second-generation products through the acquisition of new equipment and the re-deployment of equipment from first-generation production. This will continue to increase fixed costs and could have a negative impact on the Company's gross margins and profitability. In addition, the process of installing equipment and new lines, as well as hiring and training new personnel, could cause disruptions in production or delays in the shipping of products. If revenue levels do not increase enough to offset the increased fixed costs, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time.

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

     FOREIGN SALES AND DISTRIBUTION

     International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special concerns, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Sudden or unexpected changes in the foregoing could have a material adverse effect on the Company's results of operations.

     DEPENDENCE ON KEY PERSONNEL

     The Company's success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could adversely affect the Company's business and financial results. In particular, the Company is dependent on the services of Dr. Patrizio Vinciarelli, its founder, Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on the Company's development of new products and on its results of operations. In addition, the Company depends on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. The Company's continued operations and growth depends on its ability to attract and retain highly qualified employees in a very competitive employment market.

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

     GENERAL ECONOMIC CONDITIONS

     The Company is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of the recent general economic slowdown, the Company's net revenues declined significantly in 2001 as compared to 2000. In response to the decline in revenues and demand, which resulted in excess production capacity, the Company initiated a cost reduction plan in the fourth quarter of 2001 to mitigate the negative effect of these trends (see Part II, Item 7 - "Cost Reduction Plan"). There can be no assurance that this plan will be successful.

ITEM 2 - PROPERTIES

     The Company's corporate headquarters building, which the Company owns and which is located in Andover, Massachusetts, provides approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel.

     The Company also owns a building of approximately 230,000 square feet in Andover, Massachusetts, which houses all Massachusetts manufacturing activities.

     The Company's Westcor division owns and occupies a building of approximately 31,000 square feet in Sunnyvale, California.

ITEM 3 - LEGAL PROCEEDINGS

     As previously disclosed in the Company's Forms 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2001, in June 1998 the Company and VLT Corporation (which has since merged with and into VLT, Inc., a wholly-owned subsidiary of the Company) filed a lawsuit in the United States District Court of Massachusetts alleging that Unitrode Corporation ("Unitrode") has infringed and is infringing U.S. Reissue Patent No. 36,098 (the "Reset Patent") entitled "Optimal Resetting of the Transformer's Core in Single Ended Forward Converters." The Reset Patent is a reissue of U.S. Patent No. 4,441,146, which was issued on April 3, 1984. On January 24, 2001, the Court issued a summary judgment decision in which the Court concluded that the Reset Patent is not anticipated by certain prior art. The Court further concluded that the Reset Patent is not invalid for failure to disclose the best mode of practicing the invention, nor is it invalid for indefiniteness. The Court also concluded that certain single-ended forward converters, built by Unitrode and four of its customers using certain Unitrode integrated circuits ("chips"), had infringed the Reset Patent. The Court declined to rule on certain other matters relating to the Reset Patent, and those matters were made the subject of a jury trial, which concluded on May 25, 2001 with the jury rendering a verdict in which it upheld the validity of the Reset Patent. The jury also found that Unitrode had not induced the four customers to infringe the Reset Patent. On September 4, 2001, Unitrode filed a notice of appeal in the US Court of Appeals for the Federal Circuit seeking to overturn the May 25, 2001 jury verdict of patent validity. Vicor opposed Unitrode's appeal and filed a cross-appeal seeking to overturn the May 25, 2001 jury verdict of non-inducement. On October 23, 2001 the Company announced that it had entered into a settlement with Unitrode, under which the parties agreed to withdraw their respective appeals and dismiss their respective claims. The Company has retained its right to recover damages directly from infringers using Unitrode chips.

     Vicor and VLT, Inc. ("VLT") are pursuing infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Power-One in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. On April 6, 2001, Vicor and VLT moved to add Tyco Electronics Power Systems, Inc. as a defendant in the Lucent proceeding. Tyco Electronics Power Systems, Inc. is the entity which now operates the former power component business of Lucent. Vicor and VLT are seeking monetary damages in these suits. On June 29, 2001, Vicor filed a motion with the Court seeking an attachment of certain of Lucent's property in Massachusetts. On January 17, 2002, the Court issued an order granting Vicor an attachment of certain of Lucent's property in an amount of $20 million, unless Lucent posts a bond for this amount. In granting its order, the Court found that
(1) Vicor had a reasonable likelihood of succeeding in its claim of patent infringement against Lucent and (2) that $20 million represented a conservative estimate of actual damages that Vicor is likely to prove at trial. There can be no assurance that Vicor will ultimately prevail in this litigation or, if it prevails, as to the amount of damages that would be awarded.

     On October 2, 2001, the Company announced that it and VLT had entered into a license agreement with Magnetek, Inc. ("Magnetek") under which Magnetek acquired worldwide, non-exclusive rights to use power conversion technology covered by the Reset Patent. The Company agreed to dismiss its patent infringement claims against Magnetek on the same date. On July 23, 2001, the Company announced that it and VLT had entered into a license agreement with Siemens Corporation ("Siemens") under which Siemens acquired worldwide, non-exclusive rights to use power conversion technology covered by the Reset Patent. The Company agreed to dismiss its patent infringement claims against Siemens on the same date.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded in the over-the-counter market under the NASDAQ symbol "VICR." The Class B Common Stock of the Company is not traded on any market and is subject to restrictions on transfer under the Company's Restated Certificate of Incorporation, as amended. The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

2000                                        HIGH                LOW
----                                        ----                ---
First Quarter                               45.75               17.50
Second Quarter                              36.50               17.50
Third Quarter                               56.63               32.25
Fourth Quarter                              54.75               25.88


2001
First Quarter                               39.94               17.63
Second Quarter                              26.09               15.65
Third Quarter                               22.85               13.59
Fourth Quarter                              17.53               12.16

     As of February 28, 2002, there were approximately 369 holders of record of the Company's Common Stock and approximately 24 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's statements of operations for the years ended December 31, 2001, 2000 and 1999 and with respect to the Company's balance sheets as of December 31, 2001 and 2000 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1998 and 1997 and with respect to the Company's balance sheets as of December 31, 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                                           Year Ended December 31
                                                                           ----------------------
                                                                    (in thousands except per share data)

Income Statement Data                           2001               2000             1999            1998             1997
---------------------                           ----               ----             ----            ----             ----

Net revenues                                     $195,910         $257,583         $189,887        $164,634         $162,243
Income (loss) from operations                     (5,017)           46,010           24,427          18,365           35,950
Net income (loss)                                   (559)           33,920           19,088          15,835           26,217
Net income (loss) per share-diluted                 (.01)              .78              .45             .37              .60
Weighted average shares-diluted                    42,342           43,265           42,412          42,785           43,344


                                                                               At December 31
                                                                               --------------
                                                                               (in thousands)

Balance Sheet Data                                2001             2000             1999            1998             1997
------------------                                ----             ----             ----            ----             ----

Working capital                                  $153,159         $146,478         $123,017         $84,594         $128,267
Total assets                                      289,622          294,113          268,905         249,551          228,843
Total liabilities                                  24,785           31,192           24,372          40,292           20,419
Stockholders' equity                              264,837          262,921          244,533         209,259          208,424


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


                                                          Year Ended December 31
                                                          ----------------------

                                                      2001         2000          1999
                                                      ----         ----          ----

Net revenues                                          100.0%       100.0%       100.0%
Gross margin                                           29.9%        42.6%        42.8%
Selling, general and administrative expenses           22.1%        16.8%        19.4%
Research and development expenses                      10.3%         8.0%        10.5%
Income (loss) before income taxes                     (0.5%)        19.3%        14.7%


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgements and estimates used in the preparation of its consolidated financial statements. Vicor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company adjusts its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Management evaluates the recoverability of the Company's identifiable intangible assets, goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), which generally requires that the recoverability of these assets be assessed when events or circumstances indicate a potential impairment. The Company is required to adopt two new accounting standards in 2002, FAS 142 and FAS 144, that provide new guidance regarding potential impairment for goodwill and long-lived assets, respectively (see Note 1 to the financial statements). These impairment assessments could result in additional impairment charges to reduce the carrying value of these assets in the future.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

     Net revenues for fiscal 2001 were $195,910,000, a decrease of $61,673,000 (23.9%) as compared to $257,583,000, for fiscal 2000. The decline in revenues resulted primarily from a net decrease in unit shipments of standard and custom products of approximately $54,724,000 and a decrease in license revenue of approximately $6,949,000. The Company experienced a reduction in demand for its first-generation products in the fourth quarter of 2000 which continued throughout 2001. While overall revenues of second-generation products increased 47% in 2001 over 2000, the Company experienced a reduction in demand for second-generation products in the second half of 2001. While the Company has experienced an increase in orders in the beginning of 2002, they are still significantly less than that of 2000 and the first half of 2001. There can be no assurance that these increases will continue. Both first and second-generation products are sold to similar customers. The decrease in license revenue was primarily due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

     Gross margin decreased $51,263,000 (46.7%) from $109,752,000 to
$58,489,000, and decreased as a percentage of net revenues from 42.6% to 29.9%. The primary component of the decrease in gross margin dollars and gross margin percentage was the decrease in net revenues. Other factors impacting the gross margin percentage were an increase in provisions for inventory reserves of approximately $1,700,000 in 2001 for potential excess materials, an increase in depreciation on the second-generation automated production line, including equipment for FastTrack, of approximately $911,000 in 2001 and changes in the revenue mix. The primary changes in the revenue mix affecting gross margin percentage were the decrease in license revenue and a higher proportion of second-generation products shipped in 2001 as compared to 2000, which are at significantly lower gross margins than those of first-generation products. The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. Until the Company achieves higher production volumes, higher yield levels and attains component cost reductions on second-generation products, gross margins will continue to be adversely affected.

     Selling, general, and administrative expenses were $43,312,000 for the year, an increase of $133,000 (0.3%) over fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased from 16.8% to 22.1%. The principal components of the $133,000 increase were $1,887,000 (102.0%) of increased legal expense and $1,151,000 (8.0%) of increased compensation expense. These were offset by a $1,741,000 (25.8%) decrease in sales commission costs, $665,000 (85.6%) in decreased payroll tax expense associated with the exercise of stock options and $496,000 (14.1%) in decreased advertising costs. The increase in legal expense in 2001 was in connection with activity related to the Company's patent infringement actions (see Part I, Item 3 - "Legal Proceedings").

     Research and development expenses decreased $369,000 (1.8%) to $20,194,000, but increased as a percentage of net revenues to 10.3% from 8.0%. The principal component of the $369,000 decrease was $947,000 (81.4%) of decreased research and development expense associated with the operations of Vicor Japan Company, Ltd. ("VJCL") due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. This was offset by $245,000 (20.8%) of increased research and development costs associated with the operations of the Vicor Integrated Architects ("VIAs"), $169,000 (19.2%) of increased facilities costs and $113,000 (34.4%) of increased personnel related expenses, principally for employment recruiting, advertising and relocation expenses. The Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

     Other income (expense), net increased $336,000 (8.9%) to $4,122,000. Other income (expense), net is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction, as described in Note 5 to the financial statements. Other income (expense), net increased primarily due to a gain on the sale of an investment of $1,452,000 in the fourth quarter of 2001. In exchange, the Company received shares of Scipher plc, a U.K. company which is publicly traded on the London Stock Exchange. As a result, the carrying value of this investment will be subject to fluctuations in Scipher's share price, which is reported in a separate component of stockholders' equity, and to fluctuations in foreign currency, which is reported in the statement of operations. Any declines judged to be other than temporary and any realized gains (losses) will be reported in other income (expense), net (see Note 6 to the financial statements). This increase was offset by a decrease in interest income due to a decrease in average interest rates.

     Loss before income taxes was $895,000, a decrease of $50,691,000 (101.8%) compared to 2000.

     The benefit for income taxes totaled $336,000 in 2001, while the provision for income taxes totaled $15,876,000 in 2000. The Company's overall tax rate was (37.5%) and 31.9% for 2001 and 2000, respectively.

     The Company reported a net loss in 2001 of $559,000, as compared with net income in 2000 of $33,920,000. Diluted loss per share was $(.01) in 2001 and diluted income per share was $.78 in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

     Net revenues for fiscal 2000 were $257,583,000, an increase of $67,696,000 (35.7%) as compared to $189,887,000, for fiscal 1999. The growth in revenues resulted primarily from a net increase in unit shipments of standard and custom products of approximately $73,403,000, which was offset by a decrease in license revenue of approximately $5,707,000. The decrease in license revenue was primarily due to non-recurring payments from licensees for past use of Vicor's intellectual property in 1999. Although net revenues increased substantially in fiscal 2000, the Company experienced a reduction in demand for its first-generation products in the fourth quarter of 2000 which has continued in early 2001. Shipments of second-generation products approximately doubled in 2000 versus 1999 and have continued to increase in early 2001. Both first and second-generation products are sold to similar customers.

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

     Research and development expenses increased $637,000 (3.2%) to $20,563,000, and decreased as a percentage of net revenues to 8.0% from 10.5%. The principal components of the $637,000 increase were $1,314,000 (12.8%) of increased compensation expense, $249,000 (26.8%) of increased research and development costs associated with the operations of the VIAs and $198,000 (102.6%) of increased temporary labor and personnel expenses. The principle component offsetting the above increase was $1,286,000 (35.3%) of decreased project material costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had $57,481,000 in cash and cash equivalents. Working capital increased $6,681,000 during the year ended December 31, 2001. This increase was due primarily to a decrease in current liabilities of $7,865,000, offset by a net decrease in current assets of $1,184,000. The decrease in current assets was due to a decrease in accounts receivable and inventories of $28,619,000 and a decrease in cash and cash equivalents of $5,435,000, offset by an increase in short-term investments of $23,208,000 and an increase in a note receivable of $7,500,000 which was reclassified to current as it is due in May 2002.

     Cash used in investing activities during fiscal 2001 was $46,238,000, an increase of $23,885,000 (106.9%) compared to fiscal 2000. This increase was primarily due to an increase in purchases of short-term investments of $13,464,000 and an increase in net additions to property and equipment of $5,603,000. Cash provided by financing activities was $1,377,000 in 2001 compared to cash used in financing activities of $22,529,000 in 2000, a net change of $23,906,000. This change is primarily attributed to a net decrease in the acquisition cost of treasury stock of $32,851,000 in 2001, and a decrease in the net proceeds from the issuance of Common Stock upon the exercise of stock options of $8,945,000.

     The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. While manufacturing capacity for second-generation products increased during 2001, the Company continues to take steps to increase the capacity of second-generation manufacturing, which includes adding equipment and re-deploying equipment from first-generation production. In February 2001, management approved approximately $16 million in new capital expenditures to execute this plan. Through December 31, 2001, the Company has spent approximately $9.1 million under this plan and anticipates additional spending of approximately $3 million in 2002, which should complete this spending plan.

     In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "February 2000 Plan"). The February 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2001, the Company spent $138,000 for the repurchase of shares of its Common Stock under the February 2000 Plan, completing this repurchase plan.

     In November 2000, the Board of Directors of the Company authorized the repurchase of up to an additional $30,000,000 of the Company's Common Stock, under terms similar to those of the February 2000 Plan (the "November 2000 Plan"). There were no repurchases under the November 2000 Plan during 2001.

     The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2001, the Company had approximately $1,275,000 of capital expenditure commitments, principally for manufacturing equipment.

     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

COST REDUCTION PLAN

     In October 2001, the Company announced a cost reduction plan which included the following temporary steps: (1) a reduced work schedule for hourly employees,
(2) mandatory use of accrued personal time by salaried employees and (3) a 10% pay reduction for the Company's officers. This plan has continued into the first quarter of 2002, and may continue thereafter.

ITEM 7(a) QUALITATIVE  AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher plc, a U.K. company whose stock is traded on the London Stock Exchange, and fluctuations in foreign currency exchange rates.

     As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations for these investments is not significant. The Company's short-term investments consist mainly of corporate and government debt securities, a major portion of which have maturities of less than one year. These debt securities are all highly rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments. The equity price risk for the Company's investment in a U.K. company may be material as the market price of the stock has experienced significant fluctuations over the past several months (see Note 6 to the financial statements). The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations For the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements

SCHEDULE (Refer to Item 14)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
VICOR CORPORATION

     We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for derivatives in accordance with Statement of Financial Accounting Standards No. 133.




                                                  /s/Ernst & Young LLP

Boston, Massachusetts
January 25, 2002,
except for the third paragraph
of Note 6, as to which the date
is February 28, 2002

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000



                                                                                                   2001               2000
                                                                                                   ----               ----
                                                                                              (in thousands, except share data)
                                                           ASSETS
Current assets:
     Cash and cash equivalents                                                                   $ 57,481            $ 62,916
     Short-term investments                                                                        28,808               5,600
     Accounts receivable, less allowance of $1,460 in 2001 and                                     23,224              48,094
          $1,196 in 2000
     Note receivable                                                                                7,500                   -
     Inventories, net                                                                              40,748              44,497
     Deferred tax assets                                                                            8,850               6,516
     Other current assets                                                                           1,889               2,061
                                                                                                 --------            --------
          Total current assets                                                                    168,500             169,684

Property, plant and equipment, net                                                                110,846             107,807
Notes receivable from related parties                                                               2,167               1,566
Other note receivable                                                                                   -               7,500
Other assets                                                                                        8,109               7,556
                                                                                                 --------            --------
                                                                                                 $289,622            $294,113
                                                                                                 ========            ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                              $3,087              $9,515
     Accrued compensation and benefits                                                              3,492               4,372
     Accrued expenses                                                                               4,321               5,064
     Income taxes payable                                                                           3,624               4,255
     Deferred revenue                                                                                 817                   -
                                                                                                 --------            --------
          Total current liabilities                                                                15,341              23,206

Deferred income taxes                                                                               9,444               7,986
Commitments and contingencies                                                                           -                   -

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized;
          360,001 issued and none outstanding in 2001 and 2000                                          -                   -
     Class B Common Stock: 10 votes per share, $.01 par value,
          14,000,000 shares authorized, 11,930,848, issued and outstanding
          (11,993,348 in 2000)                                                                        119                 120
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 36,784,556 shares issued and 30,458,758 outstanding
          (36,550,504 issued and 30,235,806 outstanding in 2000)                                      369                 367
     Additional paid-in capital                                                                   145,359             142,573
     Retained earnings                                                                            219,340             219,899
     Accumulated other comprehensive income                                                            40                 214
     Treasury stock at cost: 6,325,798 shares (6,314,698 shares in 2000)                         (100,390)           (100,252)
                                                                                                 --------            --------
     Total stockholders' equity                                                                   264,837             262,921
                                                                                                 --------            --------
                                                                                                 $289,622            $294,113
                                                                                                 ========            ========

                             See accompanying notes



                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2001, 2000 and 1999


                                                                                2001               2000              1999
                                                                                ----               ----              ----
                                                                                (in thousands, except per share amounts)

Net revenues                                                                   $195,910           $257,583           $189,887

Costs and expenses:
     Cost of revenue                                                            137,421            147,831            108,703
     Selling, general and administrative                                         43,312             43,179             36,831
     Research and development                                                    20,194             20,563             19,926
                                                                               --------           --------           --------
                                                                                200,927            211,573            165,460
                                                                               --------           --------           --------

Income (loss) from operations                                                   (5,017)             46,010             24,427

Other income (expense), net                                                       4,122              3,786              3,439
                                                                               --------           --------           --------

Income (loss) before income taxes                                                 (895)             49,796             27,866

Provision (benefit) for income taxes                                              (336)             15,876              8,778
                                                                               --------           --------           --------

Net income (loss)                                                              ($  559)           $ 33,920           $ 19,088
                                                                               ========           ========           ========

Net income (loss) per common share:
     Basic                                                                     ($  .01)           $    .80           $    .46
                                                                               ========           ========           ========

     Diluted                                                                   ($  .01)           $    .78           $    .45
                                                                               ========           ========           ========

Shares used to compute net income (loss) per share:
     Basic                                                                       42,342             42,276             41,568
                                                                               ========           ========           ========

     Diluted                                                                     42,342             43,265             42,412
                                                                               ========           ========           ========








                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999


                                                                                 2001               2000               1999
                                                                                 ----               ----               ----
                                                                                               (in thousands)
Operating activities:
     Net income (loss)                                                        $   (559)          $ 33,920           $ 19,088
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
               Depreciation and amortization                                    19,984             18,326             15,782
               Gain on sale of investment                                      (1,452)                  -                  -
               Loss on disposal of equipment                                       360                625                110
               Deferred income taxes                                             (902)                764                890
               Tax benefit relating to stock option plans                        1,272              7,672              6,148
               Change in current assets and liabilities, net                    20,464            (22,430)           (25,745)
                                                                              --------           --------           --------

                    Net cash provided by operating activities                   39,167             38,877             16,273

Investing activities:
     Additions to property, plant and equipment                                (22,386)           (16,783)           (14,827)
     Purchase of short-term investments                                        (23,064)            (9,600)                 -
     Sales and maturities of short-term investments                                  -              4,000                  -
     Proceeds from sale of equipment                                                10                 34                 17
     Decrease (increase) in other assets                                         (197)                364             (1,276)
     Decrease (increase) in notes receivable                                      (601)              (368)               393
                                                                              --------           --------           --------

                    Net cash used in investing activities                      (46,238)           (22,353)           (15,693)

Financing activities:
     Proceeds from exercise of stock options                                     1,515             10,460             18,062
     Acquisitions of treasury stock                                               (138)           (32,989)            (8,564)
                                                                              --------           --------           --------

                     Net cash provided by (used in)
                           financing activities                                  1,377            (22,529)             9,498

Effect of foreign exchange rates on cash                                           259               (188)               134
                                                                              --------           --------           --------

Net increase (decrease) in cash and cash equivalents                            (5,435)            (6,193)            10,212

Cash and cash equivalents at beginning of year                                  62,916             69,109             58,897
                                                                              --------           --------           --------
Cash and cash equivalents at end of year                                      $ 57,481           $ 62,916           $ 69,109
                                                                              ========           ========           ========



                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2001, 2000 and 1999


                                                                                 2001               2000               1999
                                                                                 ----               ----               ----
                                                                                               (in thousands)
Change in current assets and liabilities:
     Accounts receivable                                                      $ 24,609          $ (15,927)         $  (3,950)
     Inventories                                                                 3,508            (11,426)            (3,595)
     Other current assets                                                          128                  3               (374)
     Accounts payable and other accrued items                                   (7,971)             1,208            (13,225)
     Income taxes payable                                                         (627)             3,712             (4,601)
     Deferred revenue                                                              817                  -                  -
                                                                              --------          ----------         ----------
                                                                              $ 20,464          $ (22,430)         $ (25,745)
                                                                              ========          ==========         ==========
Supplemental disclosures:
     Cash paid during the year for income taxes,
          net of refunds                                                     ($   937)          $   3,935          $   5,777
















                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999

                                 (in thousands)


                                                                                    ACCUMULATED
                                       CLASS B              ADDITIONAL                 OTHER                      TOTAL
                                       COMMON      COMMON    PAID-IN     RETAINED  COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                        STOCK       STOCK    CAPITAL     EARNINGS     INCOME         STOCK        EQUITY
                                        ------     -------  ---------   ----------   --------      ---------    ----------

Balance at December 31, 1998             $121       $342    $100,255     $166,891      $349        $(58,699)     $209,259

Sales of Common Stock                                 14      18,048                                               18,062
Conversion of Class B Common
   Stock to Common Stock                                                                                                -
Income tax benefit from
   transactions involving stock options                        6,148                                                6,148
Purchase of treasury stock                                                                           (8,564)      (8,564)

Net income for 1999                                                        19,088                                  19,088
Currency translation adjustments                                                        540                           540
Comprehensive income                                                                                               19,628
                                         ----       ----    --------     --------      ----        ----------    --------
Balance at December 31, 1999              121        356     124,451      185,979       889         (67,263)      244,533

Sales of Common Stock                                 10      10,450                                               10,460
Conversion of Class B Common
  Stock to Common Stock                   (1)          1                                                                -
Income tax benefit from
  transactions involving stock options                         7,672                                                7,672
Purchase of treasury stock                                                                          (32,989)     (32,989)

Net income for 2000                                                        33,920                                  33,920
Currency translation adjustments                                                       (675)                         (675)
Comprehensive income                                                                                               33,245
                                         ----       ----    --------     --------      ----        ----------    --------
Balance at December 31, 2000              120        367     142,573      219,899       214        (100,252)      262,921

Sales of Common Stock                                  1       1,514                                                1,515
Conversion of Class B Common
  Stock to Common Stock                   (1)          1                                                                -
Income tax benefit from
  transactions involving stock options                         1,272                                                1,272
Purchase of treasury stock                                                                             (138)         (138)

Net loss for 2001                                                            (559)                                   (559)
Unrealized gain on investments                                                           55                            55
Currency translation adjustments                                                       (229)                         (229)
Comprehensive loss                                                                                                   (733)
                                         ----       ----    --------     --------      ----        ----------    --------
Balance at December 31, 2001             $119       $369    $145,359     $219,340      $ 40        $(100,390)    $264,837
                                         ====       ====    ========     ========      ====        ==========    ========


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

     FOREIGN CURRENCY TRANSLATION
     The financial statements of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction losses, included in other income (expense), net, were approximately $232,000, $75,000 and $282,000 in 2001, 2000 and 1999, respectively.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include funds held in checking and money market accounts with banks, certificates of deposit and debt securities with maturities of less than three months when purchased and money market securities. Cash and cash equivalents are valued at cost which approximates market value. The Company's money market securities, which are classified as cash equivalents on the balance sheet, are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 2001, the Company has approximately $47 million of available-for-sale securities included in cash and cash equivalents ($52 million as of December 31, 2000).

     SHORT-TERM INVESTMENTS
     The Company's short-term investments are classified as available for sale securities and are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company considers these investments, which represent funds for current operations, to be an integral part of its cash management activities. The Company has no trading securities or held-to-maturity securities.

     INVENTORIES
     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company's estimation process for such reserves is based upon its known backlog, projected future demand and expected

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

market conditions. As sales for the Company's products decline, such as occurred during 2001, the Company's estimation process will cause larger inventory reserves to be recorded, resulting in larger charges to cost of sales. This occurred during 2001.

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

     INTANGIBLE ASSETS
     Intangible assets, which are included in the other assets in the accompanying balance sheets, consist primarily of values assigned to patents and to the excess of cost over the assigned value of net assets acquired. Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. Amortization expense was approximately $1,007,000, $1,057,000 and $929,000 in 2001, 2000 and 1999, respectively. Accumulated amortization was $2,749,000 at December 31, 2001 and $2,585,000 at December 31, 2000.

     Long-lived assets, such as these intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would suggest any impariment in the value of long-lived assets recorded in the accompanying consolidated financial statements.

     ADVERTISING EXPENSE
     The cost of advertising is expensed as incurred. The Company incurred $3,010,000, $3,506,000, and $2,189,000 in advertising costs during 2001, 2000 and 1999, respectively.

     NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share."

     USE OF ESTIMATES
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME
     The Company reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term investments to be included in other comprehensive income.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which made FAS 133 effective for fiscal years beginning after June 15, 2000. Accordingly, the Company adopted FAS 133 in the first quarter of 2001. The adoption of FAS 133 did not have a significant impact on the Company's financial position or the results of operations.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, (FAS 141), "Business Combinations" and No. 142, (FAS 142) "Goodwill and Other Intangible Assets." FAS 141 eliminated the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. The Company is required to adopt FAS 141 and 142 in the first quarter of 2002, and is currently in the process of evaluating the impact FAS 142 will have on its financial position and results of operations. FAS 142 will result in the elimination of goodwill amortization in fiscal 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, contstruction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of 2003 and does not expect the Statement will have a material effect on the financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt FAS 144 in the first quarter of 2002, and does not expect the adoption to have any significant impact on its consolidated financial statements.


2.   SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                               Gross         Gross      Estimated
                                                            Unrealized    Unrealized       Fair
                                                  Cost         Gains        Losses        Value
                                                  ----         ------       ------        -----
DECEMBER 31, 2001
U. S. corporate securities                     $18,137         $147         $    -        $18,284
Obligations of states and political
   subdivisions                                  9,094           10            (13)         9,091
Other debt securities                            1,433            -              -          1,433
                                               -------         ----         -------       -------
                                               $28,664         $157         $(  13)       $28,808
                                               =======         ====         =======       =======

DECEMBER 31, 2000
U. S. corporate securities                     $ 5,600         $  -         $    -        $ 5,600
                                               =======         ====         =======       =======

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SHORT-TERM INVESTMENTS (CONTINUED)

     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturities, are shown below (in thousands):

                                                                 Estimated
                                                 Cost           Fair Value
                                                 ----           ----------
Due in one year or less                         $17,791           $17,794
Due after one year through two years              5,573             5,589
Due after two years                               5,300             5,425
                                                -------           -------
                                                $28,664           $28,808
                                                =======           =======

3.   INVENTORIES

     Inventories were as follows (in thousands):


                                                                                   December 31
                                                                               2001          2000
                                                                               ----          ----

Raw materials                                                               $31,979       $31,341
Work-in-process                                                               3,758         6,513
Finished goods                                                                5,011         6,643
                                                                            -------       -------
                                                                            $40,748       $44,497
                                                                            =======       =======

4.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):


                                                                                  December 31
                                                                               2001         2000
                                                                               ----         ----

Land                                                                         $2,089        $2,089
Buildings and improvements                                                   36,203        36,203
Machinery and equipment                                                     157,962       136,258
Furniture and fixtures                                                        5,222         5,061
Leasehold improvements                                                        3,664         3,126
Construction-in-progress                                                      8,091         8,847
                                                                           --------       -------
                                                                            213,231       191,584
Less accumulated depreciation and amortization                              102,385        83,777
                                                                           --------      --------
                                                                           $110,846      $107,807
                                                                           ========      ========

     During 2001, the Company had write-downs of approximately $360,000 ($513,000 in 2000) for certain equipment no longer in use, which was included in other income (expense), net in the accompanying consolidated statements of operations.

     At December 31, 2001, the Company had approximately $1,275,000 of capital expenditure commitments.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The Company's President has borrowed funds from the Company pursuant to a series of unsecured term notes. The notes have terms of eight years and are due at various dates through December 2009. The notes bear interest at the higher of the Company's prime borrowing rate less 1%, or the applicable federal rate under the Internal Revenue Code of 1986, as amended. As of December 31, 2001, the notes and interest receivable balance was approximately $2,132,000 ($1,600,000 as of December 31, 2000) and the applicable interest rate at December 31, 2001 was 3.75% (8.50% at December 31, 2000).

6.   INVESTMENT

     In December 2001, the Company sold shares in a privately held company which it had accounted for on the cost method, receiving 1,117,465 shares of Scipher plc, a U.K. company. The sale resulted in a realized gain of $1,452,000. In the third quarter of 2001, the Company had recognized a decline judged to be other than temporary on the cost method investment of approximately $600,000.

     At December 31, 2001, the investment is valued at $2,400,000, and is included in other assets in the accompanying balance sheet. The investment is carried at fair value, which is based on market quotes. Adjustments to the fair value of the investment due to fluctuations in the share price are reported in a separate component of stockholders' equity, while adjustments due to fluctuations in foreign currency are reported in other income (expense), net. Any declines judged to be other than temporary and any realized gains (losses) from the sale of the investment will be reported in other income (expense), net.

     At February 28, 2002, the fair value of the investment was approximately $1,544,000, which represents an unrealized loss of approximately $908,000 ($536,000 net of income taxes).

7.   STOCKHOLDERS' EQUITY

     In February 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "February 2000 Plan"). The plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2001, the Company spent $138,000 in the repurchase of its Common Stock under the February 2000 Plan, completing this repurchase plan.

         In November 2000, the Board of Directors of the Company authorized the repurchase of up to an additional $30,000,000 of the Company's Common Stock, under terms similar to those of the February 2000 Plan (the "November 2000 Plan"). There were no repurchases under the November 2000 Plan during 2001.

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

                               VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     During 2001, a total of 171,552 shares of Common Stock were issued upon the exercise of stock options, and 62,500 shares of Class B Common Stock were converted into 62,500 shares of Common Stock.


8.   INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts):


                                                                                              2001         2000        1999
                                                                                              ----         ----        ----
Numerator:
     Net income (loss)                                                                     $ (559)     $ 33,920    $ 19,088
                                                                                           =======     ========    ========

Denominator:
     Denominator for basic income (loss) per share - weighted average shares
                                                                                            42,342       42,276      41,568

Effect of dilutive securities:
     Employee stock options                                                                      -          989         844
                                                                                            ------       ------      ------

     Denominator for diluted income per share -
     adjusted weighted -average shares and assumed conversions                              42,342       43,265      42,412
                                                                                            ======       ======      ======

Basic income (loss) per share                                                              $ (.01)       $  .80      $  .46
                                                                                           =======       ======      ======

Diluted income (loss) per share                                                            $ (.01)       $  .78      $  .45
                                                                                           =======       ======      ======

     Options to purchase shares of Common Stock in 2001 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 15,730 shares of Common Stock were outstanding during 2000 (none in 1999) but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   EMPLOYEE BENEFIT PLANS (CONTINUED)

     Under the Company's 2000 Stock Option and Incentive Plan (the "2000 Plan"), the Board of Directors or the Compensation Committee may grant certain stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company's 1993 Stock Option Plan (the "1993 Plan") and the Company's 1998 Stock Option and Incentive Plan (the "1998 Plan"). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

     Under the 1998 Plan, the Board of Directors or the Compensation Committee may grant certain stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock were reserved for issuance under the 1998 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

     Under the 1993 Plan, the Board of Directors or the Compensation Committee may grant stock options to employees and non-employee directors to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option is granted. Both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options have been authorized to be granted. Incentive stock options may be granted to employees, including employees who are directors of the Company, and non-qualified options may be granted to non-employee directors. A total of 4,000,000 shares of Common Stock were reserved for issuance under the 1993 Plan. Stock options are typically granted with vesting periods and become exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to ten years from the date of grant.

     Under the Company's 1984 Stock Option Plan, as amended (the "1984 Plan"), the Board of Directors or the Compensation Committee granted stock options to employees to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option was granted. Stock options under the 1984 Plan were typically granted with vesting periods and became exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to thirteen years from the date of grant. In connection with the adoption and approval of the 1993 Plan, the Board of Directors terminated the granting of options under the 1984 Plan.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   EMPLOYEE BENEFIT PLANS (CONTINUED)

Activity as to stock options is as follows:


                                                                               2001              2000              1999
                                                                               ----              ----              ----

Outstanding at beginning of year                                             2,931,206          2,774,879        2,624,657
     Granted                                                                 1,266,655          1,293,937        1,865,943
     Forfeited and expired                                                   (251,389)          (258,388)        (376,874)
     Exercised                                                               (171,552)          (879,222)      (1,338,847)
                                                                             ---------          ---------      -----------

Outstanding at end of year                                                   3,774,920          2,931,206        2,774,879
                                                                             =========          =========        =========

Exercisable at end of year                                                   1,551,560            917,019        1,204,361
                                                                             =========            =======        =========

Weighted - average exercise price:
     Outstanding at beginning of year                                           $21.53             $14.00           $15.30
     Granted                                                                    $19.81             $30.95           $12.40
     Forfeited and expired                                                      $23.94             $20.60           $16.95
     Exercised                                                                   $9.00             $11.90           $13.49
     Outstanding at end of year                                                 $21.37             $21.53           $14.00
     Exercisable at end of year                                                 $20.92             $14.64           $11.53

Weighted - average fair value of options granted during the year                 $9.91             $14.23            $4.97
Price range per share of outstanding options                              $ 1.83-54.50       $ 1.25-54.50      $1.00-31.56
                                                                          ============       ============      ===========
Price range per share of options granted                                  $12.46-35.75       $17.94-54.50      $9.13-31.56
                                                                          ============       ============      ===========
Price range per share of options exercised                                $ 1.25-31.13       $ 1.00-31.13      $1.84-31.13
                                                                          ============       ============      ===========

Available for grant at end of year                                             920,516          1,935,782          976,639
                                                                          ============       ============      ===========

The weighted - average contractual life for options outstanding as of December 31, 2001 is 5.36 years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2001:


                                                                              Range of Exercise Prices
                                                                              ------------------------

                                                     $1.83-$13.63      $13.88-$19.56     $19.75-$35.75       $39.41-$54.50
                                                     ------------      -------------     -------------       -------------
OPTIONS OUTSTANDING:
Number Outstanding                                      1,371,704            746,022         1,115,391             541,803
Weighted-Average Remaining Contractual Life                  5.74               6.06              5.03                4.14
Weighted-Average Exercise Price                            $11.91             $16.98            $25.84              $42.16

OPTIONS EXERCISABLE:
Number Exercisable                                        477,242            341,873           532,454             199,991
Weighted-Average Exercise Price                            $10.10             $16.68            $25.41              $42.06

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.4%, 6.1% and 5.4%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .66, .59 and .55; and a weighted-average expected life of the option of 4.5, 4.4 and 3.3 years.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   EMPLOYEE BENEFIT PLANS (CONTINUED)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                     2001           2000          1999
                                                     ----           ----          ----

Pro forma net income (loss)                        $(8,070)       $28,133       $15,811

Pro forma net income (loss) per share:
     Basic                                           $(.19)          $.67          $.38
     Diluted                                         $(.19)          $.66          $.38

     The effects on 2001, 2000 and 1999 pro forma net income (loss) and net income (loss) per share of expensing the fair value of stock options issued are not necessarily representative of the effects on reporting the pro forma results of operations for future years as the periods presented include only seven, six and five years, respectively, of option grants under the Company's plans.

     401(k) Plan

     The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Beginning October 1, 2000, the Company began to match employee contributions to the plan at a rate of 50% up to the first 3% of an employee's contribution. The Company's matching contributions currently vest at a rate of 20% per year based upon years of service. The Company's contribution to the plan was approximately $662,000 in 2001 and $176,000 in 2000.

     Stock Bonus Plan

     Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2001, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                                    December 31
                                                                            2001                      2000
                                                                            ----                      ----
Deferred tax assets:
     Inventory reserves                                                    $ 3,554                   $ 2,199
     Investment tax credit carry forward                                     1,907                     1,442
     Research and development tax credit carry forward                       1,407                       850
     Vacation                                                                  751                       986
     Bad debt                                                                  601                       493
     Other                                                                     630                       546
                                                                           -------                   -------
          Total deferred tax assets (current)                                8,850                     6,516
Deferred tax liabilities:
     Depreciation                                                          (8,201)                    (6,637)
     Patent amortization                                                   (1,346)                    (1,349)
     Other                                                                    103                          -
                                                                           -------                   -------
          Total deferred tax liabilities (noncurrent)                      (9,444)                    (7,986)
                                                                           -------                   -------
          Net deferred tax assets (liabilities)                            $ (594)                   $(1,470)
                                                                           =======                   ========

     For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):


                                                      2001               2000             1999
                                                      ----               ----             ----

Domestic                                            $(100)            $48,708          $26,820
Foreign                                              (795)              1,088            1,046
                                                    ------            -------          -------
                                                    $(895)            $49,796          $27,866
                                                    ======            =======          =======

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):


                                                    2001                 2000             1999
                                                    ----                 ----             ----
Current:
     Federal                                       $ 638              $13,266           $6,665
     Foreign                                           -                  425              408
     State                                           (72)               1,421              815
                                                   ------             -------           ------
                                                     566               15,112            7,888
Deferred:
     Federal                                        (902)                 764              890
                                                   ------             -------           ------
                                                   $(336)             $15,876           $8,778
                                                   ======             =======           ======

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  INCOME TAXES (CONTINUED)

     The reconciliation of the federal statutory rate to the effective income tax rate is as follows:


                                                                 2001             2000           1999
                                                                 ----             ----           ----

Statutory federal tax rate                                      (35.0%)            35.0%          35.0%
State income taxes, net of federal income tax benefit            (5.2)              1.9            1.9
Meals and entertainment expense                                  14.1               0.2            0.4
Foreign Sales Corporation benefit                                (9.8)             (0.5)          (0.6)
Tax Credits                                                         -              (3.5)          (3.6)
Other                                                            (1.6)             (1.2)          (1.6)
                                                                -------            -----         -----
                                                                (37.5)%            31.9%         31.5%
                                                                =======            =====         =====

     The research and development tax credit carry forwards expire beginning in 2015. The investment tax credit carryforwards expire beginning in 2003.


11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

YEAR
2002                    $1,161
2003                     1,059
2004                       797
2005                       390
2006                       202
Thereafter                 121

     Rent expense was approximately $1,065,000, $1,028,000 and $1,146,000 in 2001, 2000 and 1999, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

     The Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $258,000 annually, subject to semi-annual price adjustments, through 2015.

     The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse effect on the Company.

12.  SEGMENT INFORMATION

     The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2001, 2000 and 1999, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total revenue, were approximately 36%, 32% and 30% in 2001, 2000 and 1999, respectively. Export sales and receipts are recorded and received in U.S. dollars. Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  LICENSE AGREEMENT AND LITIGATION SETTLEMENT

     On February 1, 1999, the Company and Reltec Corporation ("Reltec") entered into a license agreement under which Reltec acquired a non-exclusive, worldwide license to use Vicor's patented "reset" technology. Concurrently, the Company and Reltec agreed to settle all pending litigation and disputes relating to Reltec's past use of certain Vicor intellectual property. In consideration for the license and the separate settlement of the litigation, Reltec made a one-time payment of $22.5 million into an escrow fund. Vicor was obligated to make know-how and technical support available to Reltec under the license and received and recognized income from the escrow fund through the first quarter of 2001.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):


                                          FIRST            SECOND            THIRD         FOURTH            TOTAL
                                          -----            ------            -----         ------            -----

2001: Net revenues                      $55,019           $50,260          $51,599        $39,032         $195,910
          Gross profit                   17,815            14,215           15,985         10,474           58,489
          Net income (loss)               2,079              (953)             122         (1,807)            (559)
          Net income (loss) per
             share:
               Basic                        .05              (.02)             .00           (.04)            (.01)
               Diluted                      .05              (.02)             .00           (.04)            (.01)


                                          FIRST            SECOND            THIRD         FOURTH            TOTAL
                                          -----            ------            -----         ------            -----

2000: Net revenues                      $57,786           $62,778          $67,851        $69,168         $257,583
          Gross profit                   24,767            27,156           30,030         27,799          109,752
          Net income                      7,116             8,215           10,039          8,550           33,920
          Net income per share:
               Basic                        .17               .19              .24            .20              .80
               Diluted                      .16               .19              .23            .20              .78

     The Company recorded a gain on the sale of an investment of $1,452,000 in the fourth quarter of 2001. In exchange, the Company received shares in Scipher plc, a U.K. company which is publicly traded on the London Stock Exchange (see
Note 6).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2002 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2002 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2002 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2002 annual meeting of stockholders.

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

ITEM 14 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K (continued)

10.6      o   1998 Stock Option and Incentive Plan (5)
10.7      o   2000 Stock Option and Incentive Plan (6)
21.1      o   Subsidiaries of the Company (7)
23.1      o   Consent of Independent Auditors(7)


     (1) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
     (2) Filed as an exhibit to the Company's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934
          (File No. 0-18277), and incorporated herein by reference.
     (3) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
     (4) Filed as an exhibit to the Company's Form 10-Q dated June 30, 1997 and incorporated herein by reference. (5) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.
     (6) Filed as an exhibit to the Company's Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-44790), and incorporated herein by reference.
     (7)  Filed herewith.

(B) REPORTS ON FORM 8-K

     None

                                VICOR CORPORATION
                                   SCHEDULE II
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2001, 2000 and 1999


                                                                               (Credit)
                                                         Balance at              Charge            Other
                                                        Beginning of          to Costs and         Charges           Balance at
                                                           Period               Expenses        Deductions (1)     End of Period
                                                        -------------        --------------    ----------------   ---------------
2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS                           $1,196,000             $544,000         ($280,000)         $1,460,000

2000
Allowance for doubtful accounts                             $853,000             $348,000           ($5,000)         $1,196,000

1999
Allowance for doubtful accounts                             $955,000              $28,000         ($130,000)           $853,000

-----------------------------------

(1)  Reflects uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 14, 2002            Vicor Corporation

                                 By: /s/ Mark A. Glazer
                                     -------------------------------------------
                                     Mark A. Glazer
                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                                  TITLE                                DATE

/s/ Patrizio Vinciarelli
--------------------------------------
Patrizio Vinciarelli                         President, Chief Executive Officer and        March 14, 2002
                                             Chairman of the Board (Principal
                                             Executive Officer)



/s/ Mark A. Glazer
--------------------------------------
Mark A. Glazer                              Chief Financial Officer (Principal            March 14, 2002
                                            Financial Officer)



/s/ Estia J. Eichten
--------------------------------------
Estia J. Eichten                            Director                                      March 14, 2002



/s/ David T. Riddiford
--------------------------------------
David T. Riddiford                          Director                                      March 14, 2002



/s/ Jay M. Prager
--------------------------------------
Jay M. Prager                               Director                                      March 14, 2002



/s/ Barry Kelleher
--------------------------------------
Barry Kelleher                              Director                                      March 14, 2002



/s/ M. Michael Ansour
--------------------------------------
M. Michael Ansour                           Director                                      March 14, 2002



/s/ Samuel Anderson
--------------------------------------
Samuel Anderson                             Director                                      March 14, 2002

Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY


       Name                                         State or Jurisdiction of Incorporation
       ----                                         --------------------------------------
       Picor Corporation                            Delaware, USA
       VLT, Inc.                                    California, USA
       Vicor GmbH                                   Germany
       Vicor International Inc.                     U.S. Virgin Islands
       VICR Securities Corporation                  Massachusetts, USA
       Vicor France SARL                            France
       Vicor Italy SRL                              Italy
       Vicor Hong Kong Ltd.                         Hong Kong
       Vicor U.K. Ltd.                              United Kingdom
       Vicor B.V.                                   Netherlands
       Vicor Japan Company Ltd.                     Japan
       Vicor Development Corporation                Delaware, USA
            Aegis Power Systems, Inc.               Delaware, USA
            Mission Power Systems, Inc.             Delaware, USA
            Northwest Power Integration, Inc.       Delaware, USA
            Converpower Corporation                 Delaware, USA
            Freedom Power Systems, Inc.             Delaware, USA
