Form 10-Q
period 2002-03-31
VICOR CORP
filed 2002-05-09
CIK 751978

               ===================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                    ----------------------------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended      March 31, 2002
                                ------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from
                                ------------------------------------------------

     Commission File Number         0-18277
                                ------------------------------------------------


                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       04-2742817
   (State of Incorporation)                 (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)


                    ----------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002.

             Common Stock, $.01 par value ----------------30,476,430
             Class B Common Stock, $.01 par value -------11,930,848


               ===================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at                         1
             March 31, 2002 and December 31, 2001

             Condensed Consolidated Statements of Operations                  2
             for the three months ended March 31, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows                  3
             for the three months ended March 31, 2002 and 2001

             Notes to Condensed Consolidated Financial                      4-6
             Statements

    Item 2 - Management's Discussion and Analysis of                        7-9
                  Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk      10

Part II - Other Information:

    Item 1 - Legal Proceedings                                               11

    Item 2 - Changes in Securities                                           12

    Item 3 - Defaults Upon Senior Securities                                 12

    Item 4 - Submission of Matters to a Vote of                              12
              Security Holders

    Item 5 - Other Information                                               12

    Item 6 - Exhibits and Reports on Form 8-K                                12

    Signature(s)                                                             13

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

Item 1 - Financial Statements
-----------------------------

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                       Assets                           March 31, 2002       December 31, 2001
-------------------------------------------------       --------------       -----------------

Current assets:
    Cash and cash equivalents                              $  58,060             $  57,481
     Short-term investments                                   30,482                28,808
    Accounts receivable, net                                  23,860                23,224
     Note receivable                                           7,500                 7,500
    Inventories, net                                          36,837                40,748
    Deferred tax assets                                        8,850                 8,850
    Other current assets                                       2,573                 1,889
                                                           ---------             ---------
           Total current assets                              168,162               168,500

Property, plant and equipment, net                           107,987               110,846
Notes receivable from related parties                          2,186                 2,167
Other assets                                                   7,126                 8,109
                                                           ---------             ---------
                                                           $ 285,461             $ 289,622
                                                           =========             =========

        Liabilities and Stockholders' Equity
-------------------------------------------------

Current liabilities:

    Accounts payable                                       $   5,006             $   3,087
    Accrued compensation and benefits                          3,967                 3,492
    Accrued liabilities                                        8,050                 8,762
                                                           ---------             ---------
           Total current liabilities                          17,023                15,341

Deferred income taxes                                          9,005                 9,444

Stockholders' equity:

    Preferred Stock                                                -                     -
    Class B Common Stock                                         119                   119
    Common Stock                                                 370                   369
    Additional paid-in capital                               145,540               145,359
    Retained earnings                                        214,409               219,340
    Accumulated other comprehensive income                      (615)                   40
    Treasury stock, at cost                                 (100,390)             (100,390)
                                                           ---------             ---------
                  Total stockholders' equity                 259,433               264,837
                                                           ---------             ---------
                                                           $ 285,461             $ 289,622
                                                           =========             =========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2


                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                            Three Months Ended
                                                         -------------------------------------------------------------
                                                               March 31, 2002                   March 31, 2001
                                                               --------------                   --------------

Net revenues:
    Product                                                       $ 34,080                           $ 53,656
    License                                                            540                              1,363
                                                                  --------                           --------
                                                                    34,620                             55,019

Costs and expenses:

    Cost of revenue                                                 26,458                             37,204
    Selling, general and administrative                             10,253                             10,314
    Research and development                                         5,107                              5,453
                                                                  --------                           --------
                                                                    41,818                             52,971
                                                                  --------                           --------

Income (loss) from operations                                       (7,198)                             2,048

Other income (expense), net                                           (567)                             1,102
                                                                  --------                           --------
Income (loss) before income taxes                                   (7,765)                             3,150

Benefit (provision) for income taxes                                 2,834                             (1,071)
                                                                  --------                           --------
Net income (loss)                                                 $ (4,931)                          $  2,079
                                                                  ========                           ========

Net income (loss) per common share:
    Basic                                                         $  (0.12)                          $   0.05
    Diluted                                                       $  (0.12)                          $   0.05

Shares used to compute net income (loss) per share:
    Basic                                                           42,405                             42,284
    Diluted                                                         42,405                             42,846


                                     See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                 --------------------------------------------------------------
                                                                           March 31, 2002                 March 31, 2001
                                                                           --------------                 --------------
Operating activities:
     Net income (loss)                                                        $ (4,931)                     $  2,079
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                             5,312                         4,822
       Loss on disposal of equipment                                             1,159                             -
       Unrealized loss on foreign currency                                          49                             -
       Tax benefit relating to stock option plans                                   57                           377
       Change in current assets and
           liabilities, net                                                      4,249                         5,558
                                                                              --------                      --------

         Net cash provided by operating activities                               5,895                        12,836

Investing activities:
     Purchases of short-term investments                                        (7,295)                            -
     Sales of short-term investments                                             5,500                             -
     Additions to property, plant and equipment                                 (3,508)                       (5,916)
     Increase in notes receivable                                                  (19)                          (97)
     Increase in other assets                                                     (133)                         (222)
                                                                              --------                      --------

         Net cash used in investing activities                                  (5,455)                       (6,235)


Financing activities:
     Proceeds from issuance of Common Stock                                        125                           865
                                                                              --------                      --------

         Net cash provided by financing activities                                 125                           865

Effect of foreign exchange rates on cash                                            14                           (81)
                                                                              --------                      --------

Net increase in cash and cash equivalents                                          579                         7,385

Cash and cash equivalents at beginning of period                                57,481                        62,916
                                                                              --------                      --------
Cash and cash equivalents at end of period                                    $ 58,060                      $ 70,301
                                                                              ========                      ========


                                     See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2001, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

                                                       Three Months Ended
                                                       ------------------
                                                             March 31,
                                                       2002           2001
                                                       ----           ----
Numerator:
    Net income (loss)                                 $(4,931)      $ 2,079
                                                      =======       =======

Denominator:
    Denominator for basic income (loss)
    per share-weighted average shares                  42,405        42,284

Effect of dilutive securities:
    Employee stock options                                  -           562
                                                      -------       -------

Denominator for diluted income (loss) per
    share-adjusted weighted-average shares
    and assumed conversions                            42,405        42,846
                                                      =======       =======

Basic income (loss) per share                         $ (0.12)      $  0.05
                                                      =======       =======

Diluted income (loss) per share                       $ (0.12)      $  0.05
                                                      =======       =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Continued)

3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2002 and December 31, 2001 (in thousands):

                                           March 31, 2002      December 31, 2001
                                           --------------      -----------------

         Raw materials...................     $ 28,795             $ 31,979
         Work-in-process.................        3,264                3,758
         Finished goods..................        4,778                5,011
                                              --------             --------
                                              $ 36,837             $ 40,748
                                              ========             ========

4. COMPREHENSIVE INCOME

         Total comprehensive income (loss) was ($5,586,000) and $1,661,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. Other comprehensive income consisted principally of adjustments for foreign currency translation losses in the amounts of ($7,000) and ($467,000) and unrealized gains (losses) on available for sale securities in the amount of ($648,000) and $49,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. The Company adopted FAS 142 in the first quarter of 2002, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company is currently in the process of evaluating the impact FAS 142 will have on the carrying value of goodwill and the related impact on the financial position and results of operations. Adjustments for impairment, if any, will be recorded in the second quarter of 2002.

         The following table sets forth a reconciliation of reported net income
         (loss) to adjusted net income (loss) (in thousands):


                                                       Three Months Ended
                                                       ------------------
                                                           March 31,
                                                    2002                2001
                                                    ----                ----

         Reported net income (loss)               $(4,931)             $ 2,079
         Add back: goodwill amortization                -                   49
                                                  -------              -------
         Adjusted net income (loss)               $(4,931)             $ 2,128
                                                  =======              =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Continued)

5.       Impact of Recently Issued Accounting Standards (Continued)
         ----------------------------------------------------------

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143) "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of 2003 and does not expect it will have a material effect on the Company's financial position or results of operations.


         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company adopted FAS 144 in the first quarter of 2002. The adoption of FAS 144 did not have a significant impact on the Company's financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2002


Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Reference is made in particular to the discussions set forth below in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Part I, Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Part I, Item 3 -- "Legal Proceedings," and under Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net revenues for the first quarter of 2002 were $34,620,000, a decrease of $20,399,000 (37.1%) as compared to $55,019,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $19,576,000 and a decrease in license revenue of $823,000. The Company experienced continued reduction in demand for its first-generation products which began in the fourth quarter of 2000 and second-generation products which began in the second half of 2001. The decrease in licensing revenue was principally due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

Gross margin decreased $9,653,000 (54.2%) to $8,162,000 from $17,815,000, and decreased as a percentage of net revenues from 32.4% to 23.6%. The primary components of the decreases in gross margin dollars and the corresponding decrease in percentage were the decrease in net revenues and changes in the revenue mix. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Until the Company achieves higher production volumes, higher yield levels and attains component cost reductions on second-generation products, gross margins will continue to be adversely affected.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2002
                                   (Continued)

Selling, general and administrative expenses were $10,253,000 for the period, a decrease of $61,000 (0.6%) over the same period in 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 29.6% from 18.7%. The principal components of the $61,000 decrease were $382,000 (28.0%) in decreased sales commission costs, $290,000 (35.4%) in decreased advertising expenses, $149,000 (26.2%) in decreased costs associated with the operations of the Vicor Integrated Architects and $123,000 (38.3%) in decreased transportation expenses. The principal component offsetting the above decreases was $1,097,000 (362.4%) of increased legal expense related to the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings").

Research and development expenses decreased $346,000 (6.3%) to $5,107,000 and increased as a percentage of net revenues to 14.8% from 9.9%. The principal components of the $346,000 decrease were $217,000 (100.0%) of decreased research and development expense associated with the operations of Vicor Japan Co., Ltd. ("VJCL") due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses and $141,000 (71.0%) of decreased personnel related expenses, principally for employment recruiting, advertising and relocation expenses.

Other income (expense), net decreased $1,669,000 (151.5%) from the same period a year ago to $(567,000). Other income (expense) is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction. The decrease in other income (expense), net was due to the write-down of obsolete equipment of $1,159,000 and lower interest income due to a decrease in average interest rates.

Income (loss) before income taxes was $(7,765,000), a decrease of $10,915,000 (346.5%) compared to income before taxes of $3,150,000 for the same period in 2001.

The effective tax rate for the first quarter of 2002 was (36.5%), compared to 34.0% for the same period in 2001.

Diluted loss per share was $(0.12) for the first quarter of 2002, compared to diluted income per share of $0.05 for the first quarter of 2001.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2002
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had $58,060,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.9:1 at March 31, 2002 compared to 11.0:1 at December 31, 2001. Working capital decreased $2,020,000, from $153,159,000 at December 31, 2001 to $151,139,000 at March 31, 2002. The
primary factors affecting the working capital decrease were a decrease in inventory of $3,911,000 and an increase in current liabilities of $1,682,000 offset by increases in short-term investments of $1,674,000 and accounts receivable and other current assets of $1,320,000. The primary source of cash was $5,895,000 from operating activities. The primary uses of cash for the three months ended March 31, 2002 were for additions to property and equipment of $3,508,000 and net purchases of short-term investments of $1,795,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is in the process of completing an upgrade to second-generation products, internally designated as FastTrack, which the Company anticipates will help to increase production capacity and reduce costs. In February 2001, management approved approximately $16,000,000 in new capital expenditures to execute this plan. The Company currently estimates that it will spend approximately $12,000,000 under this plan. Through March 31, 2002, the Company has spent approximately $10,100,000 under this plan, with the remainder expected to be spent in 2002.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. There were no stock repurchases during the three months ended March 31, 2002.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2002, the Company had approximately $700,000 of capital expenditure commitments.

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

                                 March 31, 2002

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher, plc a U.K. company, and fluctuations in foreign currency exchange rates.

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

The equity price risk for the Company's investment in Scipher, plc may be material as the market price of the stock has experienced significant fluctuations over the past several months. At April 30, 2002, the fair value of the investment was $1,065,000, which represents an unrealized loss of approximately $1,387,000 ($818,000 net of income taxes).

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 11

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2002

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed, Vicor and VLT, Inc., a wholly owned subsidiary of the Company, ("VLT") are continuing to pursue Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Power-One in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. On April 6, 2001, Vicor and VLT moved to add Tyco Electronics Power Systems, Inc. as a defendant in the Lucent proceeding. Tyco Electronics Power Systems, Inc. is the entity which now operates the former power component business of Lucent. Vicor and VLT are seeking monetary damages in these suits. On June 29, 2001, Vicor filed a motion with the Court seeking an attachment of certain of Lucent's property in Massachusetts. On January 17, 2002, the Court issued an order granting Vicor an attachment of certain of Lucent's property in an amount of $20 million, unless Lucent posted a bond for this amount. In granting its order, the Court found that (1) Vicor had a reasonable likelihood of succeeding in its claim of patent infringement against Lucent and (2) $20 million represented a conservative estimate of actual damages that Vicor is likely to prove at trial. On February 15, 2002, Lucent posted a bond in connection with the court order. There can be no assurance that Vicor will ultimately prevail in this litigation or, if it prevails, as to the amount of damages that would be awarded.

The Company is in the process of enforcing its rights against other third parties that it believes are infringing the Company's intellectual property.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 12

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2002
                                   (Continued)

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


                                          VICOR CORPORATION



    Date:  May 8, 2002                    By: /s/ Patrizio Vinciarelli
                                             -------------------------
                                             Patrizio Vinciarelli
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)


    Date:  May 8, 2002                    By: /s/ Mark A. Glazer
                                             -------------------
                                             Mark A. Glazer
                                             Chief Financial Officer
                                             (Principal Financial Officer)