Form 10-Q
period 2002-06-30
VICOR CORP
filed 2002-08-13
CIK 751978

            ========================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                  ---------------------------------------------

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended           June 30, 2002
                               -------------------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

      Commission File Number             0-18277
                            ----------------------------------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2742817
    (State of Incorporation)                (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)


              -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002.

             Common Stock, $.01 par value ----------------30,485,009
             Class B Common Stock, $.01 par value -------11,930,848


            ========================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q


                                                                                     Page
                                                                                     ----

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at                                  1
              June 30, 2002 and December 31, 2001

              Condensed Consolidated Statements of Operations                           2
              for the three and six months ended June 30, 2002 and 2001

              Condensed Consolidated Statements of Cash Flows                           3
              for the six months ended June 30, 2002 and 2001

              Notes to Condensed Consolidated Financial                               4-6
              Statements

    Item 2 - Management's Discussion and Analysis of                                 7-11
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                12

Part II - Other Information:

    Item 1 - Legal Proceedings                                                         13

    Item 2 - Changes in Securities                                                     14

    Item 3 - Defaults Upon Senior Securities                                           14

    Item 4 - Submission of Matters to a Vote of                                        14
              Security Holders

    Item 5 - Other Information                                                         15

    Item 6 - Exhibits and Reports on Form 8-K                                          15

    Signature(s)                                                                       16


                                                                                                            FORM 10-Q
                                                                                                            PART 1
                                                                                                            ITEM 1
Item 1 - Financial Statements                                                                               PAGE 1
-----------------------------

                                                 VICOR CORPORATION

                                        Condensed Consolidated Balance Sheets
                                                   (In thousands)
                                                    (Unaudited)

                       Assets                                June 30, 2002                       December 31, 2001
-------------------------------------------------------      -------------                       -----------------
Current assets:

    Cash and cash equivalents                                   $  68,957                          $  57,481
     Short-term investments                                        25,770                             28,808
    Accounts receivable, net                                       26,069                             23,224
    Note receivable                                                     -                              7,500
    Inventories, net                                               33,443                             40,748
    Deferred tax assets                                             8,850                              8,850
    Other current assets                                            2,644                              1,889
                                                                ---------                          ---------
           Total current assets                                   165,733                            168,500

Property, plant and equipment, net                                105,432                            110,846
Notes receivable from related parties                               2,206                              2,167
Other assets                                                        7,265                              8,109
                                                                ---------                          ---------
                                                                $ 280,636                          $ 289,622
                                                                =========                          =========

        Liabilities and Stockholders' Equity
-------------------------------------------------------
Current liabilities:

    Accounts payable                                            $   4,986                          $   3,087
    Accrued compensation and benefits                               3,618                              3,492
    Accrued liabilities                                             7,121                              8,762
                                                                ---------                          ---------
           Total current liabilities                               15,725                             15,341

Deferred income taxes                                               9,496                              9,444

Stockholders' equity:

    Preferred Stock                                                    --                                 --
    Class B Common Stock                                              119                                119
    Common Stock                                                      370                                369
    Additional paid-in capital                                    145,647                            145,359
    Retained earnings                                             209,557                            219,340
    Accumulated other comprehensive income                            112                                 40
    Treasury stock, at cost                                      (100,390)                          (100,390)
                                                                ---------                          ---------
                  Total stockholders' equity                      255,415                            264,837
                                                                ---------                          ---------
                                                                $ 280,636                          $ 289,622
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


                                                                                                            FORM 10-Q
                                                                                                            PART I
                                                                                                            ITEM 1
                                                                                                            PAGE 2

                                                                VICOR CORPORATION

                                                Condensed Consolidated Statements of Operations
                                                       (In thousands except per share data)
                                                                    (Unaudited)

                                                       Three Months Ended                             Six Months Ended
                                                            June 30,                                      June 30,
                                                      2002            2001                           2002           2001
                                                      ----            ----                           ----           ----
Net revenues:

       Product                                      $ 36,610        $ 49,339                        $ 70,690       $102,995
       License                                           221             921                             761          2,284
                                                    --------        --------                        --------       --------
                                                      36,831          50,260                          71,451        105,279

Costs and expenses:

       Cost of revenue                                28,148          36,045                          54,606         73,249
       Selling, general and administrative            11,134          11,342                          21,387         21,656
       Research and development                        5,128           5,332                          10,235         10,785
                                                    --------        --------                        --------       --------
                                                      44,410          52,719                          86,228        105,690
                                                    --------        --------                        --------       --------

Loss from operations                                  (7,579)         (2,459)                        (14,777)          (411)

Other income (expense), net                              (63)            918                            (630)         2,020
                                                    --------        --------                        --------       --------

Income (loss) before income taxes                     (7,642)         (1,541)                        (15,407)         1,609

Benefit (provision) for income taxes                    2,790            588                           5,624           (483)
                                                    --------        --------                        --------       --------

Net income (loss)                                    $(4,852)       $   (953)                       $ (9,783)      $  1,126
                                                     =======        ========                        =========      ========

Net income (loss) per common share:
       Basic                                         $(0.11)        $  (0.02)                       $  (0.23)      $   0.03
       Diluted                                       $(0.11)        $  (0.02)                       $  (0.23)      $   0.03

Shares used to compute net income (loss) per share:
       Basic                                         42,416           42,330                          42,410         42,307
       Diluted                                       42,416           42,330                          42,410         42,767


                             See accompanying notes.


                                                                                                            FORM 10-Q
                                                                                                            PART I
                                                                                                            ITEM 1
                                                                                                            PAGE 3

                                                VICOR CORPORATION

                                 Condensed Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                   (Unaudited)

                                                                                         Six Months Ended
                                                                 --------------------------------------------------------------
                                                                           June 30, 2002                   June 30, 2001
                                                                           -------------                   -------------
Operating activities:
     Net income (loss)                                                         $(9,783)                      $ 1,126
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                            10,642                         9,729
          Loss on disposal of equipment                                          1,145                             4
          Other than temporary decline in investment                             1,078                             -
       Unrealized gain on foreign currency                                         (73)                            -
          Loss on sale of investment                                                17                             -
       Tax benefit relating to stock option exercises                               71                           548
       Change in current assets and
           liabilities, net                                                      4,299                         7,102
                                                                              --------                      --------

         Net cash provided by operating activities                               7,396                        18,509

Investing activities:
       Sales and maturities of short-term investments                           31,864                             -
       Purchases of short-term investments                                     (28,946)                            -
     Additions to property, plant and equipment                                 (6,173)                      (12,834)
     Proceeds from sale of equipment                                                 -                             2
     Decrease (increase) in notes receivable                                     7,461                          (144)
     Increase in other assets                                                     (286)                         (424)
                                                                              --------                      --------

         Net cash provided by (used in)
                        investing activities                                     3,920                       (13,400)

Financing activities:
     Proceeds from sale of Common Stock                                            218                         1,163
                                                                              --------                      --------

         Net cash provided by financing activities                                 218                         1,163

Effect of foreign exchange rates on cash                                           (58)                          113
                                                                              --------                      --------

Net increase in cash and cash equivalents                                       11,476                         6,385

Cash and cash equivalents at beginning of period                                57,481                        62,916
                                                                              --------                      --------
Cash and cash equivalents at end of period                                    $ 68,957                      $ 69,301
                                                                              ========                      ========


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2001, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted income
      (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):


                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                            2002            2001                      2002            2001
                                                            ----            ----                      ----            ----
Numerator:
    Net income (loss)                                     $(4,852)         $ (953)                  $ (9,783)        $1,126
                                                          =======          ======                   ========         ======

Denominator:
    Denominator for basic income (loss)
    per share-weighted average shares                      42,416          42,330                     42,410         42,307

    Effect of dilutive securities:
      Employee stock options                                    -               -                          -            460
                                                          -------          ------                   --------         ------

    Denominator for diluted income (loss) per
    share - adjusted weighted-average shares
    and assumed conversions                                42,416          42,330                     42,410         42,767
                                                          =======          ======                   ========         ======

Basic income (loss) per share                             $ (0.11)         $(0.02)                  $ (0.23)         $ 0.03
                                                          =======          ======                   ========         ======

Diluted income (loss) per share                           $ (0.11)         $(0.02)                  $ (0.23)         $ 0.03
                                                          =======          ======                   ========         ======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Continued)

3.  INVENTORIES

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 2002 and December 31, 2001 (in thousands):

                                        June 30, 2002        December 31, 2001
                                        -------------        -----------------

      Raw materials..................      $25,715                 $31,979
      Work-in-process................        3,040                   3,758
      Finished goods.................        4,688                   5,011
                                           -------                 -------
                                           $33,443                 $40,748
                                           =======                 =======

4. COMPREHENSIVE INCOME

      Total comprehensive income (loss) was ($4,125,000) and ($9,711,000) for the three and six months ended June 30, 2002, respectively, and ($706,000) and $955,000 for the three and six months ended June 30, 2001, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains in the amounts of $110,000 and $103,000 and unrealized gains (losses) on available for sale securities in the amount of $617,000 and ($31,000) for the three and six months ended June 30, 2002, respectively.

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. The Company adopted FAS 142 in the first quarter of 2002, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. In the quarter ended June 30, 2002 as provided for in FAS 142, the Company performed the first of the required tests under FAS 142 with respect to its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, Vicor Japan Company, Ltd. ("VJCL"), and has determined that there is no impairment to the carrying value of this goodwill. The Company has no other goodwill or acquired intangible assets on the balance sheet at June 30, 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Continued)

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

      The following table sets forth a reconciliation of reported net income
      (loss) to adjusted net income (loss) (in thousands):


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                      2002            2001                2002            2001
                                                      ----            ----                ----            ----

      Reported net income (loss)                    $(4,852)          $ (953)           $ (9,783)        $ 1,126
      Add back:  goodwill amortization                    -               75                   -             149
                                                    -------           ------            --------         -------
      Adjusted net income (loss)                    $(4,852)          $ (878)           $ (9,783)        $ 1,275
                                                    =======           ======            ========         =======

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                                                                          PAGE 7

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2002

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Part I, Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Part I, Item 3 - "Legal Proceedings," and under Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net revenues for the second quarter of 2002 were $36,831,000, a decrease of $13,429,000 (26.7%) as compared to $50,260,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $12,729,000 and a decrease in license revenue of $700,000. Management believes that the decrease in unit shipments and net revenues is primarily due to infrastructure over-capacity in the major electronic markets, particularly in the communications markets. As a result, demand for the Company's products suffered in 2001 and the first six months of 2002. While the Company has experienced an increase in orders in the first half of 2002 as compared with the second half of 2001, they are still significantly less than that of 2000 and the first half of 2001. There can be no assurance that these increases will continue. The book-to-bill ratio was 1.01 for the second quarter of 2002 compared to 0.75 for the same period a year ago.

Gross margin for the second quarter of 2002 decreased $5,532,000 (38.9%) to $8,683,000 from $14,215,000, and decreased as a percentage of net revenues from 28.3% to 23.6%. The primary components of the decreases in gross margin dollars and percentage were the decrease in net revenues and changes in the revenue mix, principally due to the decrease in license revenue, partially offset by additional provisions for inventory reserves for potential excess raw materials taken in the second quarter of 2001. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Until the Company achieves higher production volumes for both its first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2002
                                   (continued)


Selling, general and administrative expenses were $11,134,000 for the period, a decrease of $208,000 (1.8%) over the same period in 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 30.2% from 22.6% primarily due to the reduction in net revenues. The principal components of the $208,000 decrease were $363,000 (27.5%) of decreased sales commission costs due to decreased product sales, $124,000 (15.2%) of decreased costs associated with the operations of VJCL, principally due to reduced compensation and transportation expenses, and $112,000 (12.2%) of decreased advertising expenses. The principal components offsetting the above decreases were an increase of $252,000 (17.7%) in legal expenses related to the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") and a $179,000 (4.6%) increase in compensation expense. The increase in compensation expense was primarily due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with this project were capitalized and capitalization ceased upon completion.

Research and development expenses decreased $204,000 (3.8%) to $5,128,000, but increased as a percentage of net revenues to 13.9% from 10.6% due to the reduction in net revenues. The principal components of the $204,000 decrease were $276,000 (46.9%) of decreased project materials costs, $110,000 (80.1%) of decreased personnel expenses, principally for employment recruiting, advertisement and relocation expenses, and a decrease of $97,000 (3.0%) of compensation expense. This was offset by $277,000 (342.0%) of increased development costs associated with the automation and test engineering groups. Approximately $524,000 of the net decrease in compensation expense was due to certain manufacturing engineering groups being transferred to operations in the third quarter of 2001 where they are included in cost of sales. This decrease was partially offset by increases in other engineering groups, in particular at the Company's Picor subsidiary, which increased by $326,000. The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

Under the Company's previously announced cost reduction plan, the Company continues to require a reduced work schedule for direct factory employees, as required by production demands, and mandatory use of certain accrued personal time by all other employees. The need for this plan is reviewed by senior management on a periodic basis.

Other income (expense), net decreased $981,000 (106.9%) from the same period a year ago to ($63,000). Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction (which was repaid in May 2002) and foreign currency transaction gains or losses. Other income (expense), net decreased due to a loss of $1,078,000 resulting from a decline in the value of the Company's investment in Scipher, plc judged to be other than temporary and a decrease in interest income of approximately $346,000 due to a decrease in average interest rates. These decreases were partially offset by an increase in foreign currency transaction gains of $418,000.

The loss before income taxes was $7,642,000, an increase of $6,101,000 (395.9%) compared to the loss before taxes of $1,541,000 for the same period in 2001.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2002
                                   (continued)

The effective tax rate for the second quarter of 2002 was 36.5%, compared to 38.2% for the same period in 2001.

Diluted loss per share was ($.11) for the second quarter of 2002, compared to ($.02) for the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net revenues for the first six months of 2002 were $71,451,000, a decrease of $33,828,000 (32.1%) as compared to $105,279,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $32,305,000 and a decrease in license revenue of $1,523,000. The decrease in licensing revenue was primarily due to recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001. The book-to-bill ratio was 1.01 for the first six months of 2002 compared to 0.94 for the same period a year ago.

Gross margin for the first half of 2002 decreased $15,185,000 (47.4%) to $16,845,000 from $32,030,000 and decreased as a percentage of net revenues from 30.4% to 23.6%. The primary components of the decreases in gross margin dollars and percentage were due to the decrease in net revenues and changes in the revenue mix, principally due to the decrease in license revenue, partially offset by additional provisions for inventory reserves for potential excess raw materials in the first half of 2001.

Selling, general and administrative expenses were $21,387,000 for the period, a decrease of $269,000 (1.2%) over the same period in 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 29.9% from 20.6% primarily due to the reduction in net revenues. The principal components of the $269,000 decrease were $744,000 (27.8%) of decreased sales commission costs due to decreased product sales, $403,000 (23.2%) of decreased advertising costs, $176,000 (16.3%) of decreased costs associated with the operations of the Vicor Integrated Architects ("VIAs") and $174,000 (11.5%) of decreased costs associated with the operations of VJCL, principally due to reduced compensation and transportation expenses. These were offset by a $1,349,000 (78.2%) increase in legal costs related to the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings").

Research and development expenses decreased $550,000 (5.1%) to $10,235,000, but increased as a percentage of net revenues to 14.3% from 10.2% due to the reduction in net revenues. The principal components of the $550,000 decrease were $331,000 (5.2%) of decreased compensation expense, $320,000 (28.2%) of decreased project material costs and $250,000 (74.7%) of decreased personnel expenses, principally for employment recruiting, advertising and relocation expenses. These were offset by $478,000 (264.1%) of increased development costs associated with the automation and test engineering groups. Approximately $1,173,000 of the net decrease in compensation expense was due to certain manufacturing engineering groups being transferred to operations in the third quarter of 2001 where they are included in cost of sales. This decrease was partially offset by increases in other engineering groups, in particular at the Company's Picor subsidiary, which increased by $624,000.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2002
                                   (continued)


Other income (expense), net decreased $2,650,000 (131.2%) from the same period a year ago, to ($630,000). Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction (which was repaid in May 2002) and foreign currency transaction gains or losses. The decrease in other income (expense), net was due to the write-down of obsolete equipment of $1,159,000, a loss of $1,078,000 resulting from a decline in the value of the Company's investment in Scipher, plc judged to be other than temporary and a decrease in interest income of approximately $957,000 due to a decrease in average interest rates. These decreases were partially offset by an increase in foreign currency transaction gains of $595,000.

Income (loss) before income taxes was $(15,407,000), a decrease of $17,016,000 compared to the same period in 2001.

The effective tax rate for the six months ended June 30, 2002 was 36.5%, compared to 30.0% for the same period in 2001.

Diluted loss per share was $(0.23) for the six months ended June 30, 2002, compared to diluted income per share of $.03 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had $68,957,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 10.5:1 at June 30, 2002 compared to 11.0:1 at December 31, 2001. Working capital decreased $3,151,000 from $153,159,000 at December 31, 2001 to $150,008,000 at June 30, 2002. The
primary factors affecting the working capital decrease were a decrease in a note receivable of $7,500,000 and a decrease in inventories of $7,305,000, offset by an increase in cash of $11,476,000. The primary sources of cash were a net decrease in notes receivable of $7,461,000, $7,396,000 from operating activities and net sales of short-term investments of $2,918,000. The primary use of cash for the six months ended June 30, 2002 was for additions to property and equipment of $6,173,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is in the process of completing an upgrade to second-generation products, internally designated as FastTrack, which the Company anticipates will help to increase production capacity and reduce costs. In February 2001, management approved approximately $16,000,000 in new capital expenditures to execute this plan. The Company currently estimates that it will spend approximately $12,000,000 under this plan. Through June 30, 2002, the Company has spent approximately $10,700,000 under this plan, with the remainder expected to be spent in 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2002
                                   (continued)


In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. There were no stock repurchases during the six months ended June 30, 2002. Subsequent to June 30, 2002, the Company has spent approximately $580,000 for the repurchase of shares of its Common Stock.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2002, the Company had approximately $740,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 12

                                VICOR CORPORATION
                                  June 30, 2002


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher, plc, a U.K. company, and fluctuations in foreign currency exchange rates.

As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations for these investments is not significant. The Company's short-term investments consist mainly of corporate and government debt securities, a major portion of which have maturities of less than one year. These debt securities are all highly rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments. The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

The equity price risk for the Company's investment in Scipher, plc may be material as the market price of the stock has experienced significant fluctuations over the past several months. At June 30, 2002, the Company recorded a loss of $1,078,000 in the investment in Scipher, plc, for a decline in the value of the investment judged to be other than temporary. At June 30, 2002 the fair value of the investment was approximately $1,447,000.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 13

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2002


ITEM 1 - LEGAL PROCEEDINGS



As previously disclosed in Vicor's Form 10-K for the fiscal year ended December 31, 2001 and Form 10-Q for the fiscal quarter ended March 31, 2002, Vicor and VLT, Inc. ("VLT"), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One in the United States District Court in Boston, Massachusetts. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

The Company is also in the process of enforcing its rights against other third parties that it believes are infringing the Company's intellectual property.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation against the Company to have a material adverse impact on the Company.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 14

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2002
                                   (continued)

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of Stockholders of the Company was held on June 27, 2002. Under the Company's charter, each share of the Company's Common Stock entitles the holder thereof to one vote per share, and each share of the Company's Class B Common Stock entitles the holder thereof to ten votes per share.

         All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

         NOMINEE                        VOTES FOR               VOTES WITHHELD

         Patrizio Vinciarelli          133,211,097                  1,240,551
         Estia J. Eichten              133,898,153                    553,495
         Barry Kelleher                133,201,870                  1,249,778
         Jay M. Prager                 133,203,970                  1,247,678
         David T. Riddiford            133,900,253                    551,395
         M. Michael Ansour             133,900,253                    551,395
         Samuel Anderson               133,900,253                    551,395

         There were 0 broker non-votes and 0 abstentions on this proposal.

         A proposal to approve the Amended and Restated 2000 Stock Option and Incentive Plan was approved by the Company's stockholders. Votes were cast for the proposal as follows:


               VOTES FOR               VOTES AGAINST             ABSTAINED

              125,117,044                  4,354,445              45,178

         There were 4,934,981 broker non-votes on this proposal.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 15


                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2002
                                   (continued)

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     Exhibits    Description of Document

     99.1 Amended and Restated 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for use in connection with the 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 29, 2002).

     b. Reports on Form 8-K - None.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VICOR CORPORATION



    Date:  August 13, 2002                 By: /s/ Patrizio Vinciarelli
                                              -------------------------
                                              Patrizio Vinciarelli
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)


    Date:  August 13, 2002                 By: /s/ Mark A. Glazer
                                              -------------------
                                              Mark A. Glazer
                                              Chief Financial Officer
                                              (Principal Financial Officer)