Form 10-Q
period 2002-09-30
VICOR CORP
filed 2002-11-13
CIK 751978

      =====================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                     --------------------------------------

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002

                               -------------------------------------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

       Commission File Number                     0-18277
                               -------------------------------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2742817
   (State of Incorporation)                 (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)


                  ---------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2002.

             Common Stock, $.01 par value ----------------30,442,857
             Class B Common Stock, $.01 par value --------11,882,100


      =====================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                                        Page
                                                                                        ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at                                      1
             September 30, 2002 and December 31, 2001

             Condensed Consolidated Statements of Operations                               2
             for the three and nine months ended September 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows                               3
             for the nine months ended September 30, 2002 and 2001

             Notes to Condensed Consolidated Financial                                   4-6
             Statements

    Item 2 - Management's Discussion and Analysis of                                    7-11
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                   12

    Item 4 - Controls and Procedures                                                      12

Part II - Other Information:

    Item 1 - Legal Proceedings                                                            13

    Item 2 - Changes in Securities                                                        14

    Item 3 - Defaults Upon Senior Securities                                              14

    Item 4 - Submission of Matters to a Vote of                                           14
             Security Holders

    Item 5 - Other Information                                                            14

    Item 6 - Exhibits and Reports on Form 8-K                                             14

    Signature(s)                                                                          15

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
Item 1 - Financial Statements                                          PAGE 1
-----------------------------

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                       Assets                              September 30, 2002                    December 31, 2001
-------------------------------------------------------    ------------------                    -----------------
Current assets:

    Cash and cash equivalents                                    $ 70,113                           $ 57,481
    Short-term investments                                         28,107                             28,808
    Accounts receivable, net                                       25,332                             23,224
    Note receivable                                                     -                              7,500
    Inventories, net                                               32,080                             40,748
    Deferred tax assets                                             8,850                              8,850
    Other current assets                                            2,175                              1,889
                                                                ---------                          ---------
           Total current assets                                   166,657                            168,500

Property, plant and equipment, net                                102,447                            110,846
Notes receivable from related parties                               2,326                              2,167
Other assets                                                        6,922                              8,109
                                                                ---------                          ---------
                                                                $ 278,352                          $ 289,622
                                                                =========                          =========


        Liabilities and Stockholders' Equity
-------------------------------------------------------
Current liabilities:

    Accounts payable                                            $   6,995                          $   3,087
    Accrued compensation and benefits                               4,185                              3,492
    Accrued and other current liabilities                           5,721                              8,762
                                                                ---------                          ---------
           Total current liabilities                               16,901                             15,341

Deferred income taxes                                               9,296                              9,444

Stockholders' equity:

    Preferred Stock                                                     -                                  -
    Class B Common Stock                                              119                                119
    Common Stock                                                      371                                369
    Additional paid-in capital                                    145,657                            145,359
    Retained earnings                                             206,932                            219,340
    Accumulated other comprehensive income                             44                                 40
    Treasury stock, at cost                                      (100,968)                          (100,390)
                                                                ---------                          ---------
                  Total stockholders' equity                      252,155                            264,837
                                                                ---------                          ---------
                                                                $ 278,352                          $ 289,622
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                      2002            2001              2002           2001
                                                      ----            ----              ----           ----
Net revenues:

       Product                                      $ 39,095        $ 50,849           $109,785       $153,844
       License                                           408             750              1,169          3,034
                                                    --------        --------           --------       --------
                                                      39,503          51,599            110,954        156,878

Costs and expenses:

       Costs of revenue                               29,380          35,614             83,986        108,863
       Selling, general and administrative             9,646          11,111             31,033         32,767
       Research and development                        5,089           4,741             15,324         15,526
                                                    --------        --------           --------       --------
                                                      44,115          51,466            130,343        157,156
                                                    --------        --------           --------       --------

Income (loss) from operations                         (4,612)            133            (19,389)          (278)

Other income (expense), net                              478              42               (152)         2,062
                                                    --------        --------           --------       --------

Income (loss) before income taxes                     (4,134)            175            (19,541)         1,784

Benefit (provision) for income taxes                   1,509             (53)             7,133           (536)
                                                    --------        --------           --------       --------

Net income (loss)                                   $ (2,625)       $    122           $(12,408)      $  1,248
                                                    ========        ========           =========      ========

Net income (loss) per common share:
       Basic                                        $  (0.06)       $   0.00           $  (0.29)      $   0.03

       Diluted                                      $  (0.06)       $   0.00           $  (0.29)      $   0.03

Shares used to compute
  net income (loss) per share:
       Basic                                          42,328          42,369             42,383         42,328
       Diluted                                        42,328          42,648             42,383         42,727

                                                  See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION


                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                              -----------------------------------------------------------
                                                                  September 30, 2002              September 30, 2001
                                                                  ------------------              ------------------
Operating activities:
     Net income (loss)                                                 $(12,408)                      $  1,248
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                     16,007                         14,655
       Loss on disposal of equipment                                      1,157                            355
       Other than temporary decline in investment                         1,078                              -
       Unrealized gain on foreign currency                                  (35)                             -
       Loss on sale of investment                                             5                              -
       Tax benefit relating to stock option exercises                        76                            714
       Change in current assets and
           liabilities, net                                               8,028                          9,058
                                                                       --------                       --------

         Net cash provided by operating activities                       13,908                         26,030

Investing activities:
     Sales and maturities of short-term investments                      35,221                              -
     Purchases of short-term investments                                (34,487)                        (8,200)
     Additions to property, plant and equipment                          (8,453)                       (18,265)
     Proceeds from sale of equipment                                          -                              7
     Decrease (increase) in notes receivable                              7,341                           (192)
     Decrease (increase) in other assets                                   (474)                            48
                                                                       --------                       --------

         Net cash used in investing activities                            (852)                        (26,602)

Financing activities:
     Proceeds from sale of Common Stock                                     224                          1,371
     Acquisition of treasury stock                                         (578)                             -
                                                                       --------                       --------

         Net cash provided by (used in)
                     financing activities                                  (354)                         1,371

Effect of foreign exchange rates on cash                                    (70)                           194
                                                                       --------                       --------

Net increase in cash and cash equivalents                                12,632                            993

Cash and cash equivalents at beginning of period                         57,481                         62,916
                                                                       --------                       --------
Cash and cash equivalents at end of period                             $ 70,113                       $ 63,909
                                                                       ========                       ========

                                                  See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

          In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2001, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

2.  NET INCOME (LOSS) PER SHARE

          The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
                                                             2002            2001                      2002            2001
                                                             ----            ----                      ----            ----
Numerator:
    Net income (loss)                                      $ (2,625)         $   122                  $(12,408)       $ 1,248
                                                           ========          =======                  ========        =======

Denominator:
    Denominator for basic income (loss)
    per share-weighted average shares                        42,328           42,369                    42,383         42,328

    Effect of dilutive securities:
      Employee stock options                                      -              279                         -            399
                                                           --------          -------                  --------        -------

    Denominator for diluted income (loss) per
    share - adjusted weighted-average shares
    and assumed conversions                                  42,328           42,648                    42,383         42,727
                                                           ========          =======                  ========        =======

Basic income (loss) per share                               $ (0.06)          $ 0.00                   $ (0.29)        $ 0.03
                                                           ========          =======                  ========        =======

Diluted income (loss) per share                             $ (0.06)          $ 0.00                   $ (0.29)        $ 0.03
                                                           ========          =======                  ========        =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 5

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Continued)

3.  INVENTORIES

          Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 2002 and December 31, 2001 (in thousands):

                                                   September 30, 2002             December 31, 2001
                                                   ------------------             -----------------

         Raw materials....................               $ 23,430                      $ 31,979
         Work-in-process..................                  2,662                         3,758
         Finished goods...................                  5,988                         5,011
                                                         --------                      --------
                                                         $ 32,080                      $ 40,748
                                                         ========                      ========

4. COMPREHENSIVE INCOME (LOSS)

          Total comprehensive income (loss) was ($2,693,000) and ($12,404,000) for the three and nine months ended September 30, 2002, respectively, and $417,000 and $1,372,000 for the three and nine months ended September 30, 2001, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains (losses) in the amounts of ($19,000) and $84,000 and unrealized (losses) on available for sale securities in the amounts of ($49,000) and ($80,000) for the three and nine months ended September 30, 2002, respectively.

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. The Company adopted FAS 142 in the first quarter of 2002, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. In the quarter ended June 30, 2002 as provided for in FAS 142, the Company performed the first of the required tests under FAS 142 with respect to its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, Vicor Japan Company, Ltd. ("VJCL"), and has determined that there is no impairment to the carrying value of this goodwill. The Company has no other goodwill or acquired intangible assets on the balance sheet at September 30, 2002. The Company will reassess the carrying value of its goodwill during the fourth quarter of fiscal 2002 or when there are indicators of impairment, as required by the provisions of FAS 142.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Continued)

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

          The following table sets forth a reconciliation of reported net income
          (loss) to adjusted net income (loss) (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                     2002            2001            2002            2001
                                                     ----            ----            ----            ----

         Reported net income (loss)                $(2,625)          $  122        $(12,408)        $1,248
         Add back: goodwill amortization                 -               75               -            224
                                                   -------           ------        --------         ------
         Adjusted net income (loss)                $(2,625)          $  197        $(12,408)        $1,472
                                                   =======           ======        ========         ======

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

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company adopted FAS 144 in the first quarter of 2002. The adoption of FAS 144 did not have a material impact on the Company's financial position or results of operations.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

                                VICOR CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2002

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues for the third quarter of 2002 were $39,503,000, a decrease of $12,096,000 (23.4%) as compared to $51,599,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $11,754,000 and a decrease in license revenue of $342,000. Management believes that the decrease in unit shipments and net revenues is primarily due to continued over-capacity in the major electronic markets, particularly in the communications markets. As a result, demand for the Company's products suffered in 2001 and the first nine months of 2002. While the Company has experienced an increase in orders in the first nine months of 2002 as compared with the second half of 2001, orders are still significantly less than that of fiscal year 2000 and the first half of 2001. There can be no assurance that these increases experienced thus far in 2002 will continue. The book-to-bill ratio was 1.01 for the third quarter of 2002 compared to .64 for the same period a year ago.

Gross margin for the third quarter of 2002 decreased $5,862,000 (36.7%) to $10,123,000 from $15,985,000, and decreased as a percentage of net revenues from 31.0% to 25.6%. The primary components of the decreases in gross margin dollars and percentage were the decrease in net revenues and changes in the revenue mix, in particular a decrease in license revenue, partially offset by higher provisions for inventory reserves for potential excess raw materials taken in the third quarter of 2001 of approximately $800,000. The higher provisions in 2001 were considered necessary due to higher levels of inventory at a time when the demand for the Company's products was declining. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Unless and until the Company achieves higher production volumes for both its first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2002
                                   (continued)

Selling, general and administrative expenses were $9,646,000 for the period, a decrease of $1,465,000 (13.2%) over the same period in 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 24.4% from 21.5% primarily due to the reduction in net revenues. The principal components of the $1,465,000 decrease were $747,000 (78.6%) of decreased legal costs, $408,000 (27.9%) of decreased sales commission costs due to decreased product sales, $111,000 (91.3%) of decreased personnel expenses, principally for employment, recruiting, advertising and relocation costs and $85,000 (16.1%) of decreased costs associated with the operations of the Vicor Integrated Architects ("VIAs"). During the third quarter, the Company and its primary legal counsel for the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of these actions, in exchange for ten percent of any amounts received by the Company upon resolution of each action. As a result of this agreement, the Company recorded a non-recurring reduction in legal expense of approximately $1,092,000 for legal fees incurred prior to the third quarter. In addition, the Company realized approximately $400,000 in reduced legal expense during the third quarter. The principal component offsetting the above decreases was $369,000 (9.6%) in increased compensation expense. The increase in compensation expense was partially due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with this project were capitalized and capitalization ceased upon completion.

Research and development expenses increased $348,000 (7.3%) to $5,089,000, and increased as a percentage of net revenues to 12.9% from 9.2% due to the reduction in net revenues. The principal components of the $348,000 increase were $381,000 (13.7%) of increased compensation expense and $232,000 (314.1%) of increased development costs associated with the automation and test engineering groups, as less of these departments' costs were capitalized for the internal construction of manufacturing and test equipment in 2002 as compared to 2001.This was offset by $224,000 (38.8%) of decreased project materials costs. Approximately $267,000 of the net increase in compensation expense was due to the Company's continued investment in its Picor subsidiary. Picor Corporation ("Picor") is a subsidiary established by the Company in 2001 which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor will be developing these products to be sold as part of Vicor's products or to third parties for separate applications. The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

Under the Company's previously announced cost reduction plan, the Company continues to require a reduced work schedule for direct factory employees, as required by production demands, and mandatory use of certain accrued personal time by all other employees. The need for this plan is reviewed by senior management on a periodic basis.

Other income (expense), net increased $436,000 from the same period a year ago to $478,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction (which was repaid

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2002
                                   (continued)

in May 2002) and foreign currency transaction gains or losses. Other income (expense), net increased $600,000 due to the write-down of an investment judged to be other than temporary and obsolete equipment of $360,000 in the third quarter of 2001. There were no such write-downs in the third quarter of 2002. The increase was partially offset by a decrease in interest income of approximately $401,000 due to a decrease in average interest rates and foreign currency transaction losses of $113,000.

The loss before income taxes was $4,134,000, an increase of $4,309,000 compared to the income before taxes of $175,000 for the same period in 2001.

The effective tax rate for the third quarter of 2002 was 36.5%, compared to 30.3% for the same period in 2001. The Company continued to record income tax benefit on its losses for the three months ended September 30, 2002 as such benefit is able to be carried back to periods when the Company was profitable.

Diluted loss per share was ($.06) for the third quarter of 2002, compared to diluted income per share of $.00 for the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues for the first nine months of 2002 were $110,954,000, a decrease of $45,924,000 (29.3%) as compared to $156,878,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $44,059,000 and a decrease in license revenue of $1,865,000. The decrease in licensing revenue was primarily due to recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001. The book-to-bill ratio was 1.01 for the first nine months of 2002 compared to .84 for the same period a year ago.

Gross margin for the first nine months of 2002 decreased $21,047,000 (43.8%) to $26,968,000 from $48,015,000 and decreased as a percentage of net revenues from 30.6% to 24.3%. The primary components of the decreases in gross margin dollars and percentage were due to the decrease in net revenues and changes in the revenue mix, in particular a decrease in license revenue, and an increase in depreciation on the second-generation automated production line, including equipment for FasTrak, of approximately $1,100,000 in 2002. These were partially offset by higher provisions for inventory reserves for potential excess raw materials in the first nine months of 2001 of approximately $2,700,000. The higher provisions in 2001 were considered necessary due to higher levels of inventory at a time when the demand for the Company's products was declining.

Selling, general and administrative expenses were $31,033,000 for the period, a decrease of $1,734,000 (5.3%) over the same period in 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 28.0% from 20.9% primarily due to the reduction in net revenues. The principal components of the $1,734,000 decrease were $1,152,000 (27.8%) of decreased sales commission costs due to decreased product sales, $476,000 (18.6%) of decreased advertising costs, $261,000 (16.3%) of decreased costs associated with the operations of the VIAs and $233,000 (10.2%) of decreased costs associated with the operations of Vicor Japan

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2002
                                   (continued)

Co., Ltd. ("VJCL") due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. These were offset by a $602,000 (22.5%) increase in legal costs. The overall increase in legal expense was mitigated by the reduction in legal fees due to the Company's agreement with its primary legal counsel described above.

Research and development expenses decreased $202,000 (1.3%) to $15,324,000, but increased as a percentage of net revenues to 13.8% from 9.9% due to the reduction in net revenues. The principal components of the $202,000 decrease were $547,000 (31.8%) of decreased project material costs, $287,000 (70.3%) of decreased personnel expenses, principally for employment recruiting, advertising and relocation expenses and $217,000 (100.0%) of decreased engineering costs associated with VJCL. These were offset by $709,000 (277.6%) of increased development costs associated with the automation and test engineering groups, as less of these departments' costs were capitalized for the internal construction of manufacturing and test equipment in 2002 as compared to 2001, $142,000 (13.5%) of increased depreciation expense and $45,000 (.5%) of increased compensation expense. Approximately $1,419,000 of the net increase in compensation expense was due to increases in the headcount in certain engineering groups, particularly at the Company's Picor subsidiary. This increase was partially offset by $1,316,000 of decreased compensation expense due to certain manufacturing engineering groups being transferred to operations in the third quarter of 2001 where they are included in cost of sales.

Other income (expense), net decreased $2,214,000 (107.4%) from the same period a year ago, to ($152,000). Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction (which was repaid in May 2002) and foreign currency transaction gains or losses. The decrease in other income (expense), net was due to increased write-downs of obsolete equipment of $820,000 and of an investment judged to be other than temporary of $478,000 in 2002 as compared to 2001, and a decrease in interest income of approximately $1,358,000 due to a decrease in average interest rates. These decreases were partially offset by an increase in foreign currency transaction gains of $519,000.

Income (loss) before income taxes was $(19,541,000), a decrease of $21,325,000 compared to the same period in 2001.

The effective tax rate for the nine months ended September 30, 2002 was 36.5%, compared to 30.0% for the same period in 2001. The Company continued to record income tax benefit on its losses for the nine months ended September 30, 2002 as such benefit is able to be carried back to periods when the Company was profitable.

Diluted loss per share was $(0.29) for the nine months ended September 30, 2002, compared to diluted income per share of $.03 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had $70,113,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.9:1 at September 30, 2002 compared to 11.0:1 at December 31, 2001. Working capital decreased $3,403,000 from $153,159,000 at December 31, 2001 to $149,756,000 at September
30, 2002. The

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2002
                                   (continued)

primary factors affecting the working capital decrease were a decrease in a note receivable of $7,500,000 and a decrease in inventories of $8,668,000, offset by an increase in cash of $12,632,000. The primary sources of cash for the nine months ended September 30, 2002 were $13,908,000 from operating activities and a net decrease in notes receivable of $7,341,000. The primary use of cash for the nine months ended September 30, 2002 was for additions to property and equipment of $8,453,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue over the next several years. The Company is in the process of completing an upgrade to its second-generation production capacity, internally designated as FasTrak, which the Company anticipates will help to increase production capacity and reduce costs. In February 2001, management approved approximately $16,000,000 in new capital expenditures to execute this plan. The Company currently estimates that it will spend approximately $12,000,000 under this plan. Through September 30, 2002, the Company has spent approximately $11,600,000 under this plan, with the remainder expected to be spent in 2002.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased are at the discretion of management based on its view of economic and financial market conditions. For the nine months ended September 30, 2002, the Company has spent approximately $578,000 for the repurchase of shares of its Common Stock. Subsequent to September 30, 2002, the Company has spent approximately $830,000 for the repurchase of shares of Common Stock.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2002, the Company had approximately $240,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3-4
                                                                       PAGE 12

                                VICOR CORPORATION
                               September 30, 2002


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

The equity price risk for the Company's investment in Scipher, plc may be material as the market price of the stock has experienced significant fluctuations over the past several months. At October 31, 2002, the fair value of the investment was $642,000 which represents an unrealized loss of approximately $805,000 ($475,000 net of income taxes).

The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 13

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2002


ITEM 1 - LEGAL PROCEEDINGS

On September 13, 2002 Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against Vicor Corporation in the Superior Court of the State of California. The complaint alleges that Vicor breached the terms of certain purchase orders that Vicor placed with Exar. Exar is seeking breach-of-contract damages in connection with this suit. On October 30, 2002, the Company filed an answer, including multiple affirmative defenses, to the complaint and also filed a cross-complaint alleging promissory estoppel against Exar. Vicor seeks compensatory damages in its cross-complaint. Management does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaint will have a material adverse impact on the Company's financial position.

As previously disclosed in Vicor's Form 10-K for the fiscal year ended December 31, 2001 and Form 10-Q's for the fiscal quarters ended June 30, 2002 and March 31, 2002, respectively, Vicor and VLT, Inc. ("VLT"), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One in the United States District Court in Boston, Massachusetts. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 14

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2002
                                   (continued)


ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         Exhibit Number   Description


         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.  Reports on Form 8-K

         On August 13, 2002, a Form 8-K was furnished by the Company pursuant to
         Item 9, disclosing the fact that the Chief Executive Officer and Chief Financial Officer of the Company had made the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Form 10-Q for the quarter ended June 30, 2002.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 15


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VICOR CORPORATION



    Date:  November 12, 2002               By: /s/ Patrizio Vinciarelli
                                              -------------------------
                                              Patrizio Vinciarelli
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)


    Date:  November 12, 2002               By: /s/ Mark A. Glazer
                                              -------------------
                                              Mark A. Glazer
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                 CERTIFICATIONS

I, PATRIZIO VINCIARELLI, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vicor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002                               /s/ Patrizio Vinciarelli
        -----------------                               ------------------------
                                                        Patrizio Vinciarelli
                                                        Chief Executive Officer

                                 CERTIFICATIONS


I, MARK A. GLAZER, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vicor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 12, 2002                               /s/ Mark A. Glazer
         -----------------                               -----------------------
                                                         Mark A. Glazer
                                                         Chief Financial Officer