Form 10-K
period 2002-12-31
VICOR CORP
filed 2003-03-21
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                               -------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________ to________

                         Commission file number 0-18277

                                VICOR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             04-2742817
                  --------                             ----------
       (State or other jurisdiction of      (IRS employer identification no.)
       incorporation or organization)

                 25 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS    01810
                 -------------------------------------------------
              (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code: (978) 470-2900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141,024,250 as of June 28, 2002.

On February 28, 2003, there were 30,320,580 shares of Common Stock outstanding and 11,880,100 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 2003 annual meeting of stockholders are incorporated by reference into Part III.

PART I

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intends," "estimate," "plan," "assumes," "may," "will" and other similar expressions identify forward-looking statements. These statements are based upon the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no assurances. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth in this Annual Report on Form 10-K under
Part I, Item 1 - "Business - Second-Generation Automated Manufacturing Line," "- Competition," "- Patents," "- Licensing," and "- Risk Factors," under Part I,
Item 3 - "Legal Proceedings," and under Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors.

ITEM 1 - BUSINESS

THE COMPANY

         Vicor Corporation was incorporated in Delaware in 1981. Unless the context indicates otherwise, the term "Company" means Vicor Corporation and its consolidated subsidiaries. The Company designs, develops, manufactures and markets modular power components and complete power systems many of which use an innovative, high frequency electronic power conversion technology called "zero current switching." The Company's principal product lines are covered by one or more United States and foreign patents. Power systems, a central element in any electronic system, convert power from a primary power source (e.g., a wall outlet or battery source) into the stable DC voltages that are required by most contemporary electronic circuits.

         In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation (FSC). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects ("VIAs"), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2002 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. In 2001, the Company established a new subsidiary, Picor Corporation ("Picor"), which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor's products or to third parties for separate applications. The Company's Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company's financial statements.

         The Company maintains a website with the address www.vicr.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

THE PRODUCTS

         Power systems are incorporated into virtually all electronic products, such as computers and telecommunications equipment, to convert electric power from a primary source, for example a wall outlet or battery source, into the stable DC voltages required by electronic circuits. Because power systems are configured in a myriad of application-specific configurations, the Company's basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be applied by users to easily configure a power system specific to their needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. The Company's principal product lines include:

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

         Over the past five years, the Company has introduced four families of its second-generation of high power density, component-level DC-DC converters. In 1998, the 48 Volt input family was introduced, which was designed for the telecommunications market as well as for distributed power systems. The products consist of modules with the most popular output voltages in all three of the Company's second-generation standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro). Output power levels from 50 to 500 Watts are covered by these second-generation products. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watts. In 2001, a 24 Volt input family was added to the standard second-generation product line to address additional telecommunications, industrial and defense market opportunities.

         The Vicor Design Assistance Computer ("VDAC") was introduced for general use in 2000 and is a proprietary system which enables Vicor's customers to specify on-line, and verify in real time, the performance and attributes of second-generation DC-DC converters. Using patented technology, VDAC enables the design of second-generation DC-DC converters with any output voltage between 2 and 48 Volts and with any input voltage from 18 to 425 Volts, with an input voltage range of up to 2.1:1. All of the Vicor established brick standards, full-, half- and quarter-size, are available. Output power is selectable over a continuous range of 20 to 500 Watts per module and modules can be configured in fault-tolerant arrays capable of delivering several kilowatts.

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

         Most process control, information technology ("IT") and industrial electronic products operate directly off of AC lines. "Off-line" power systems require "front end" circuitry to convert AC line voltage into DC voltage for the core converters. The Company's off-line AC-DC products incorporate a set of modular front end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional "box switchers," -- high power, off-line bulk supplies in industry-standard packages. Voltage and power levels can be either factory or field configurable.

         Many telecommunications, defense and transportation electronic products are powered from central DC sources (battery plants or generators). The Company's DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system and a rugged, compact assembly for chassis-mounted, bulk power applications.

         In February 2001, the Company introduced the VIPAC family of power systems, a new class of user defined, modular power solutions. VIPAC is a new type of integrated power system leveraging the latest advances in second-generation DC-DC converter technology and modular front ends. VIPAC combines application specific front end units, a choice of chassis styles and, in AC input versions, remotely located hold-up capacitors to provide fast, flexible and highly reliable power solutions for a wide range of demanding applications.

         The web-based Vicor Computer Aided Design ("VCAD"), similar in concept to VDAC, can be utilized by the customer to specify and verify, in real time, that customer's desired VIPAC configuration. The VCAD system enables the design of a custom configured VIPAC product from all available combinations of inputs, outputs, chassis and optional features.

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

         In 2002, the MicroRAM (uRAM) was introduced. This product, designed by the Company's Picor subsidiary, performs a function similar to the VI-RAM product in a smaller package at a lower price.

         Customer Specific Products

         Since its inception, the Company has accepted a certain amount of "custom" power supply business. In most cases, the customer was unable to obtain a conventional solution that could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer's needs with a reliable, high power density, total solution. However, in keeping with the Company's strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers ("VARs") and a network of VIAs (see
Part I, Item 1 - "Business - The Company"). Most of the VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to many of their customers.

SALES AND MARKETING

         The Company sells its products through a network of 31 independent sales representative organizations in North and South America; internationally, 51 independent distributors are utilized. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, in VIA locations in Oceanside, California and Austin, Texas, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

         Export sales, as a percentage of total net revenues, were approximately 34%, 36% and 32%, in 2002, 2001 and 2000, respectively.

         Because of the technical nature of the Company's product lines, the Company engages a staff of Field Applications Engineers to support the Company's sales activities. Field Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. There are Field Application Engineers assigned to all Company locations and they are supported by product specialists (Product Line Engineers) located in Andover. The Company generally warrants its products for a period of two years.

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

CUSTOMERS AND APPLICATIONS

         The Company's customer base is comprised of large Original Equipment Manufacturers (OEMs) and smaller, lower-volume users that are broadly distributed across several major market areas. Some examples of the diverse applications of the Company's products are:

Telecommunications:                       Military / Defense:
  Central Office Systems                    Secure Communications Equipment
  Fiber Optic Systems                       Unmanned Airborne / Remotely Piloted
  Cellular Telecommunications               Vehicles
  Microwave Communications                  Aircraft/Weapons Test Equipment
  ATM Switches                              Ruggedized Computers
  Paging Equipment                          Electronic Warfare Equipment
  Broadcast Equipment                       Reconnaissance/Targeting Systems
  Remote Telemetry Equipment                Global Positioning Systems
  Cable Head End Equipment                  Missile Defense Systems
  Power Amplifiers                          Radio / Telemetry Systems
                                            NBC Detection Equipment
Industrial:
  Process Control Equipment               Information Technology:
  Medical Equipment                         RAID Systems
  Seismic Equipment                         Parallel Processors
  Test Equipment                            Data Storage Systems
  Transportation Systems                    Network Servers
  Agricultural Equipment                    Enterprise Servers
  Material Handling Equipment               File Servers
  Marine Products                           Optical Switches
  Commercial Avionics

         For the years ended December 31, 2002, 2001 and 2000, no single customer accounted for more than 10% of net revenues.

BACKLOG

         As of December 31, 2002, the Company had a backlog of approximately $31.9 million compared to $34.5 million at December 31, 2001. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

         As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in four areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; development of power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $20.5 million, $20.2 million and $20.6 million in research and development in 2002, 2001 and 2000, respectively. Investment in research and development represented 13.4%, 10.3% and 8.0% of net revenues in 2002, 2001 and 2000, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

         The Company's principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.

         The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity, as needed. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company's second-generation products and FasTrak platform (see Part I, Item I - "Business - Second-Generation Automated Manufacturing Line").

         Components used in the Company's products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, the Company maintains levels of inventories it considers to be appropriate to enable it to meet delivery requirements of customers. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

         Compliance by the Company with applicable environmental laws has not had a material effect on the financial condition or operations of the Company.

SECOND-GENERATION AUTOMATED MANUFACTURING LINE

         While revenues of second-generation products decreased by 18% in 2002 over 2001 and unit production decreased 10%, orders increased 12%. Both first- and second-generation products are sold to similar customers. Gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company has nearly completed an upgrade to its second-generation production equipment, internally designated as FasTrak, which the Company anticipates will help to increase production capacity and reduce costs. Approximately $3.3 million of equipment was placed into service related to the FasTrak program in 2002 ($6.4 million in 2001), with an additional $1.4 million in construction-in-progress at the end of the year. It will take several quarters before these steps will be fully implemented and their effects realized. Gross margins during 2003 will continue to be negatively impacted unless and until the Company is able to achieve higher production volumes and attains higher yield levels and component cost reductions on second-generation products. The Company continues to actively work towards improving yields and reducing the cost of components on second-generation products. There can be no assurance that such volumes, yields or cost reductions can be attained.

COMPETITION

         Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of Invensys, plc; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec Power, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations.

PATENTS

         The Company believes that its patents afford advantages by erecting fundamental and multilayered barriers to competitive encroachment upon key features and performance benefits of its principal product families. The Company's patents cover the fundamental conversion topologies used to achieve the performance attributes of its converter product lines; converter array architectures which are the basis of the products' "parallelability"; product packaging design; product construction; high frequency magnetic structures; and automated equipment and methods for circuit and product assembly.

         On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the "Reissue Patent") as a reissue of U.S. Patent 4,441,146 (the "Reset Patent"). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called "zero-voltage switching" technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been infringed. The Company believes in vigorously protecting its rights under its patents (see Part I, Item 3 - "Legal Proceedings").

         The Company has been issued 76 patents in the United States (which expire between 2003 and 2020), 24 in Europe (which expire between 2003 and
2015), and 24 in Japan (which expire between 2003 and 2016). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., Part I, Item 3 - "Legal Proceedings"). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

LICENSING

         In addition to generating revenue, licensing is an element of the Company's strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company's wholly-owned subsidiary, VLT, Inc., which owns the Company's patents. Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years.

         On March 28, 2001, the Company announced that its wholly-owned subsidiaries, Vicor Hong Kong Ltd. ("VHK") and VLT, Inc. ("VLT"), had entered into cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC"). On March 18, 2003, NJRC gave VHK and VLT notice of termination of the agreements, effective September 18, 2003.

EMPLOYEES

         As of December 31, 2002, the Company employed approximately 1,500 full time and 40 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item I - "Risk Factors").

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP AND MARKET LEADING-EDGE, COST EFFECTIVE PRODUCTS.

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

OUR FUTURE OPERATING RESULTS ARE DEPENDENT ON THE GROWTH IN OUR CUSTOMERS' BUSINESSES.

         The Company manufactures modular power components and power systems that are incorporated into its customers' electronic products. The Company's growth is therefore dependent on the growth in the sales of its customers' products as well as the development by its customers of new products. The failure of the Company to anticipate changes in our customers' businesses and their changing product needs could negatively impact our financial position.

OUR CONVERSION OF SECOND-GENERATION PRODUCTS AND MANUFACTURING EQUIPMENT TO THE FASTRAK PLATFORM MAY NOT PROGRESS AS PLANNED.

         The Company is in the process of converting second-generation products to a new FasTrak platform. This involves the installation of new automated manufacturing equipment, which has been substantially completed, and the qualification of all products converted over to the new platform, which is in process. The Company believes that this conversion will ultimately result in lower unit costs and improved manufacturing yields. There can be no assurance that the qualification of products will be completed as scheduled or that the expected results of the conversion to the FasTrak platform will be achieved. In addition, the process of conversion could result in excess supplies of raw materials that are no longer needed for the converted products. Additional inventory reserves could be required for potentially slow moving or obsolete inventory which could negatively impact the Company's future operating results. Also, once the conversion is completed, certain second-generation automated manufacturing equipment may have little or no future use. This may result in the impairment of any remaining net book value of those assets. The Company expects to review the remaining useful lives of any such equipment and may shorten the period of depreciation on this equipment going forward. This would result in higher depreciation expense on this equipment in 2003 and 2004.

OUR REVENUES MAY NOT INCREASE ENOUGH TO OFFSET THE EXPENSE OF ADDITIONAL
CAPACITY.

         The Company has made significant additions to its manufacturing equipment and capacity over the past several years, including equipment for the new FasTrak platform. This has resulted in a significant increase in fixed costs and overall operating expenses. If revenue levels do not increase enough to offset the increased fixed costs, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time.

WE RELY ON THIRD-PARTY SUPPLIERS AND SUBCONTRACTORS FOR COMPONENTS AND ASSEMBLIES AND, THEREFORE, CANNOT CONTROL THEIR AVAILABILITY OR QUALITY.

         The Company depends on third party suppliers and subcontractors to provide components and assemblies used in our products. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, the Company may not be able to meet the demand for its products, or it may negatively affect delivery times. In addition, the Company cannot directly control the quality of the products and services provided by third parties. In order to grow, the Company may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

WE ARE EXPOSED TO ECONOMIC, POLITICAL AND OTHER RISKS THROUGH OUR FOREIGN SALES AND DISTRIBUTORS.

         International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Sudden or unexpected changes in the foregoing could have a material adverse effect on the Company's results of operations.

OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY MAY BE LIMITED IF WE DO NOT RETAIN OUR KEY PERSONNEL.

         The Company's success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely affect the Company's business and financial results. In particular, the Company is dependent on the services of Dr. Patrizio Vinciarelli, its founder, Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on the Company's development of new products and on its results of operations. In addition, the Company depends on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. The Company's continued operations and growth depends on its ability to attract and retain highly qualified employees in a very competitive employment market.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

         The Company operates in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies which must be protected to preserve the exclusive use of such technologies. The Company devotes substantial resources to establish and protect our patents and proprietary rights, and the Company relies on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to the Company's products. The Company may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse affect on the Company's competitive position. In addition, the intellectual property laws of foreign countries may not protect the Company's rights to the same extent as those of the United States. The Company has been and may need to continue to defend or challenge patents. The Company has incurred and expects to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on its results of operations and financial position.

OUR REVENUES AND OPERATING RESULTS HAVE BEEN NEGATIVELY IMPACTED BY THE GENERAL BUSINESS SLOWDOWN, AND OUR OUTLOOK GOING FORWARD REMAINS HIGHLY UNCERTAIN.

         The Company is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of the continued general economic slowdown in the major electronics markets, particularly in the communications markets, the Company's net revenues declined significantly in 2002 as compared to 2001. In response to the decline in revenues and demand, which resulted in excess production capacity, the Company initiated a cost reduction plan in the fourth quarter of 2001, which continued through 2002 and has continued into 2003, to mitigate the negative effect of these trends (see Part II, Item 7 - "Cost Reduction Plan"). The Company does not currently expect any significant improvement in general economic conditions in 2003, and there can be no assurance that we will be successful in managing our expenses in light of customer demand.

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

ITEM 3 - LEGAL PROCEEDINGS

         On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint alleges breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million. On October 30, 2002, the Company filed an answer denying the substantive allegations of Exar's complaint and twelve affirmative defenses. The Company also filed a verified cross-claim, alleging monetary damages on the basis of promissory estoppel. On November 27, 2002, Exar filed a demurrer seeking to dismiss the verified cross-claim for failure to state a claim upon which relief may be granted and also filed for an application for writ of attachment against the Company. On January 17, 2003, the Company filed its first amended cross-claim against Exar alleging breach of contract, breach of warranty, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation. The Company alleges compensatory damages in excess of $1.2 million in connection with these claims. On January 24, 2003, Exar filed a demurrer seeking to dismiss Vicor's first amended cross-claim, to which Vicor filed an opposition dated February 10, 2003. A court hearing was held on January 27, 2003 in which, among other actions, Exar's writ of attachment was denied and a trial date was set for June 6, 2003. After a hearing on February 20, 2003, the Court sustained Exar's demurrer dismissing Vicor's first amended cross-claim with leave to amend. On March 6, 2003, Vicor filed its second amended cross-claim alleging counts for breach of contract, breach of express warranty, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation. At a hearing on March 7, 2003, the Superior Court vacated the trial date of June 6, 2003 and re-designated the case for case management purposes from "Plan 4" (collection cases) to "Plan 1" (complex commercial cases). At a hearing on March 13, 2003, the Superior Court ordered a private mediation between the parties to occur on or before June 6, 2003. If the parties are unable to resolve the matter through mediation, the Superior Court will set a trial date on June 27, 2003. Management of the Company does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position.

         As previously disclosed in the Company's Form 10-K for the year ended December 31, 2001 and Forms 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2002, the Company and VLT, Inc. ("VLT"), a wholly-owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One in the United States District Court in Boston, Massachusetts ("the Court"). The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. On April 6, 2001, Vicor and VLT moved to add Tyco Electronics Power Systems, Inc. as a defendant in the Lucent proceeding. Tyco Electronics Power Systems, Inc. is the entity which now operates the former power component business of Lucent. Vicor and VLT are seeking monetary damages in these suits. On June 29, 2001, Vicor filed a motion with the Court seeking an attachment of certain of Lucent's property in Massachusetts. On January 17, 2002, the Court issued an order granting Vicor an attachment of certain of Lucent's property in an amount of $20 million, unless Lucent posts a bond for this amount. In granting its order, the Court found that (1) Vicor had a reasonable likelihood of succeeding in its claim of patent infringement against Lucent and (2) that $20 million represented a conservative estimate of actual damages that Vicor is likely to prove at trial. In January 2003, the Court issued a decision in each of these patent infringement lawsuits. In its decisions, the Court denied Artesyn's claim that claim one of the Reset Patent is invalid for indefiniteness and ruled that Vicor is not judicially estopped from asserting its interpretation of claim one. The Court also adopted Vicor's interpretation of several terms within claim one. However, the Court adopted interpretations of certain patent claim terms that are contrary to Vicor's position. Management of the Company believes that the Court's claim construction incorrectly limits the scope of the claims of the Reset Patent, reducing the amount of infringing power supplies subject to damages. In response to a motion by Lucent arguing that the Court's claim construction of the term "recycling" had limited its infringing revenues from $400 million to $24 million, on March 14, 2003, the Court reduced the outstanding attachment against Lucent to $2 million.

         At a status conference with the parties to each of the cases, the Court has set a schedule for a consolidated trial on validity of the Reset Patent to begin July 28, 2003. The Court has set a schedule for a trial on infringement and damages by Lucent Technologies and Tyco Power Systems to occur in October 2003. The Court also set a schedule for trials on infringement and damages by Power-One, Artesyn Technologies and Lambda Electronics to occur in November 2003, December 2003 and January 2004, respectively. The Company plans to vigorously pursue recovery of damages and to protect its position as to the full scope of the patent claims. There can be no assurance that Vicor will ultimately prevail in this litigation or, if it prevails, as to the amount of damages that would be awarded.

         In addition, the Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any of such current litigation to have a material adverse impact on the Company's financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

2001                         High            Low
----                         ----            ---
First Quarter               $39.94          $17.63
Second Quarter               26.09           15.65
Third Quarter                22.85           13.59
Fourth Quarter               17.53           12.16

2002                         High             Low
----                         ----             ---
First Quarter               $18.72          $11.53
Second Quarter               17.11            6.25
Third Quarter                 9.80            5.59
Fourth Quarter                9.78            5.81

         As of February 28, 2003, there were approximately 361 holders of record of the Company's Common Stock and approximately 22 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

         The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2002 regarding shares of Common Stock of the Company that may be issued under our existing equity compensation plans, including the Company's Amended and Restated 2000 Stock Option and Incentive Plan, the 1998 Stock Option and Incentive Plan, the 1993 Stock Option Plan and the 1984 Stock Option Plan.

                                    ------------------------------------------------------------------------------------
                                                              Equity Compensation Plan Information
                                    ------------------------------------------------------------------------------------
                                                                                                Number of securities
                                                                                               remaining available for
                                    Number of securities to be      Weighted-average            future issuance under
                                      issued upon exercise of       exercise price of            equity compensation
                                       outstanding options,        outstanding options,      plans (excluding securities
Plan Category                           warrants and rights        warrants and rights         reflected in column [a])
------------------------------------------------------------------------------------------------------------------------
                                               [a]                         [b]                           [c]
Equity compensation
plans approved by
security holders                            4,552,749                     $18.84                      2,096,541

Equity compensation
plans not approved by
security holders                                    -                          -                              -
                                            ---------                     ------                      ---------
Total                                       4,552,749                     $18.84                      2,096,541
                                            =========                     ======                      =========

ITEM 6 - SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company's statements of operations for the years ended December 31, 2002, 2001 and 2000 and with respect to the Company's balance sheets as of December 31, 2002 and 2001 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company's independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 1999 and 1998 and with respect to the Company's balance sheets as of December 31, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                    (in thousands except per share data)

Statement of Operations Data                       2002             2001             2000            1999             1998
----------------------------                       ----             ----             ----            ----             ----
Net revenues                                     $152,591         $195,910         $257,583        $189,887         $164,634
Income (loss) from operations                     (24,502)          (5,017)          46,010          24,427           18,365
Net income (loss)                                 (15,942)            (559)          33,920          19,088           15,835
Net income (loss) per share-diluted                  (.38)            (.01)             .78             .45              .37
Weighted average shares-diluted                    42,337           42,342           43,265          42,412           42,785

                                                                               At December 31,
                                                                               ---------------
                                                                               (in thousands)

Balance Sheet Data                                 2002             2001             2000            1999             1998
------------------                                 ----             ----             ----            ----             ----
Working capital                                  $152,679         $153,159         $146,478        $123,017         $ 84,594
Total assets                                      278,445          289,622          294,113         268,905          249,551
Total liabilities                                  30,412           24,785           31,192          24,372           40,292
Stockholders' equity                              248,033          264,837          262,921         244,533          209,259

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

                                                                            Year ended December 31,
                                                                            -----------------------

                                                                     2002             2001            2000
                                                                     ----             ----            ----
Net revenues                                                        100.0%           100.0%          100.0%
Gross margin                                                         24.8%            29.9%           42.6%
Selling, general and administrative expenses                         27.4%            22.1%           16.8%
Research and development expenses                                    13.4%            10.3%            8.0%
Income (loss) before income taxes                                   (16.5%)           (0.5%)          19.3%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, and contingencies and litigation. Management bases its estimates and judgements on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         ACCOUNTS RECEIVABLE

         Vicor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers' credit-risk profiles and payment histories. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         INVENTORIES

         The Company estimates allowances for its inventory for estimated obsolescence or unmarketable inventory based upon its known backlog and historical usage, and assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

         LONG-LIVED ASSETS

         Management evaluates the recoverability of the Company's identifiable intangible assets, goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which generally requires that the recoverability of these assets be assessed when events or circumstances indicate a potential impairment. The Company periodically assesses the remaining use of fixed assets based upon operating results and cash flows from operations. Equipment has been written-down as a result of these assessments as necessary. A further decline in the Company's business could lead to such impairment adjustments in future periods.

         WARRANTY

         The Company generally warrants its products for a period of two years. Vicor maintains allowances for estimated product returns under warranty based upon a review of known or potential product failures in the field and upon historical patterns of product returns. If unforeseen product issues arise or product returns increase above expected rates, additional allowances may be required.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2002, the Company has deferred tax assets of approximately $8.1 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that realization of these deferred tax assets is more likely than not and that no valuation allowance is warranted at December 31, 2002. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation, and the ability to carryback net operating losses at December 31, 2002. Based on these assessments, the Company concluded no valuation allowance was warranted at December 31, 2002. Valuation allowances against these deferred tax assets may be required in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         Net revenues for fiscal 2002 were $152,591,000, a decrease of $43,319,000 (22.1%) as compared to $195,910,000 for fiscal 2001. The decline in net revenues resulted primarily from a net decrease in unit shipments of standard and custom products of approximately $41,201,000 and a decrease in license revenue of approximately $2,118,000. Management believes that the decrease in unit shipments and net revenues is primarily due to continued over-capacity in the major electronics markets, particularly in the communications markets. As a result, demand for the Company's products suffered in 2002 and 2001. While the Company experienced an increase in orders in the first nine months of 2002 as compared with the second half of 2001, orders declined in the fourth quarter of 2002. Orders are still significantly less than fiscal year 2000 and the first half of 2001, and the revenue outlook going forward remains uncertain. Both first- and second-generation products are sold to similar customers. The decrease in license revenue was primarily due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001. The book-to-bill ratio was 0.98 for 2002 compared to 0.81 for 2001.

         Gross margin decreased $20,670,000 (35.3%) in 2002 from $58,489,000 to
$37,819,000, and decreased as a percentage of net revenues from 29.9% to 24.8%. The primary component of the decrease in gross margin dollars and gross margin percentage was the decrease in net revenues and changes in the revenue mix, in particular a decrease in license revenue. In addition, there was $1,462,000 of increased compensation expense due to certain manufacturing engineering groups being transferred in the third quarter of 2001 to operations, where they are included in cost of sales, from research and development, and an increase in depreciation on the second-generation automated production line, including equipment for FasTrak, of approximately $1,315,000 in 2002. The Company expects to review the remaining useful lives of certain equipment in connection with the conversion of second-generation products to the FasTrak platform, and may shorten the useful lives of such equipment, as necessary going forward. This would result in higher depreciation expense on this equipment in 2003 and 2004. These items were partially offset by higher provisions for inventory reserves for potential excess raw materials during 2001 of approximately $2,725,000. The higher provisions in 2001 were considered necessary due to higher levels of inventory at a time when demand for the Company's products was declining. The Company continues to refine the designs, processes, equipment and parts associated with second-generation products. Unless and until the Company achieves higher production volumes for both its first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

         Selling, general, and administrative expenses were $41,838,000 for the year, a decrease of $1,474,000 (3.4%) from fiscal 2001. As a percentage of net revenues, selling, general and administrative expenses increased from 22.1% to 27.4% primarily due to the reduction in net revenues. The principal components of the $1,474,000 decrease were $975,000 (19.4%) in decreased sales commission costs, $279,000 (81.3%) of decreased personnel related expenses, principally for employment recruiting, advertising and relocation expenses, $265,000 (12.4%) in decreased costs associated with the operations of the Vicor Integrated Architects ("VIAs"), $258,000 (8.5%) in decreased costs associated with the operations of Vicor Japan Co., Ltd. ("VJCL") and a decrease of $204,000 due to not holding a North American sales meeting in 2002. The VIAs and VJCL have reduced headcount and expenses in response to the decline in their respective businesses. These decreases were offset by a $763,000 (4.9%) increase in compensation expense and $170,000 (4.6%) of increased legal costs. The increase in compensation expense was partially due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. During the third quarter of 2002, the Company and its primary legal counsel for the Company's infringement actions (see Part I, Item 3 - "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement, the Company recorded a non-recurring reduction in legal expense of approximately $1,092,000 in the third quarter of 2002 for legal fees incurred prior to the third quarter. In addition, the Company realized approximately $659,000 in reduced legal expense during the third and fourth quarters of 2002 based on the agreement.

         Research and development expenses increased $289,000 (1.4%) to $20,483,000 and increased as a percentage of net revenues to 13.4% from 10.3% due to the reduction in net revenues. The principal components of the $289,000 increase were $930,000 (274.8%) of increased development costs associated with the automation and test engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2002 as compared to 2001, and $323,000 (2.7%) of increased compensation expense. Approximately $1,785,000 of the net increase in compensation expense was due to increases in the headcount in certain engineering groups, of which $1,060,000 was at the Company's Picor subsidiary. This increase was partially offset by $1,462,000 of decreased compensation expense due to certain manufacturing engineering groups being transferred to operations in the third quarter of 2001 where they are included in cost of sales. This was also offset by $730,000 (32.8%) in decreased project material costs and $317,000 (68.0%) in decreased personnel related expenses, principally related to employment recruiting, advertising and relocation expenses. The Company has a long-term commitment to reinvesting its profits in new product design and development in order to maintain and improve its competitive position.

         Other income (expense), net decreased $4,726,000 (114.7%) to $(604,000). Other income (expense), net is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction (which was repaid in May 2002 - see Note 5 to the financial statements) and foreign currency transaction gains or losses. Other income (expense), net decreased due to a loss of $1,985,000 in 2002 resulting from declines in the value of the Company's investment in Scipher, plc judged to be other than temporary. In 2001, the Company recorded a net gain of $852,000 on this investment. In addition, the Company recorded increased write-downs of obsolete equipment of $1,086,000 in 2002 as compared with 2001, and had a decrease in interest income of approximately $1,582,000 due to a decrease in average interest rates. These decreases were partially offset by an increase in foreign currency transaction gains of $759,000.

         Loss before income taxes was $25,106,000, a decrease of $24,211,000 compared to a loss before income taxes of $895,000 in 2001.

         The benefit for income taxes totaled $9,164,000 in 2002, while the benefit for income taxes totaled $336,000 in 2001. The Company's overall tax rate was (36.5%) and (37.5%) for 2002 and 2001, respectively. Due to a law change in 2002 which allowed temporarily for a five year carryback, the carryback period for losses incurred in 2003 and beyond is reverting back to two years, from the five years allowed in 2002. Although any losses incurred in future periods will be available to offset future taxable income, due to the inherent uncertainty surrounding estimating future taxable income, if any, the Company does not expect to record a benefit for Federal and state income tax purposes in 2003. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets.

         The Company reported a net loss in 2002 of $15,942,000, as compared with a net loss in 2001 of $559,000. Diluted loss per share was $(.38) in 2002 and $(.01) in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         Net revenues for fiscal 2001 were $195,910,000, a decrease of $61,673,000 (23.9%) as compared to $257,583,000 for fiscal 2000. The decline in net revenues resulted primarily from a net decrease in unit shipments of standard and custom products of approximately $54,724,000 and a decrease in license revenue of approximately $6,949,000. The Company experienced a reduction in demand for its first-generation products in the fourth quarter of 2000 which continued throughout 2001. While overall revenues of second-generation products increased 47% in 2001 over 2000, the Company experienced a reduction in demand for second-generation products in the second half of 2001. The decrease in license revenue was primarily due to the recognition of the final amounts under the license agreement with Reltec Corporation during the first quarter of 2001.

         Gross margin decreased $51,263,000 (46.7%) from $109,752,000 to
$58,489,000, and decreased as a percentage of net revenues from 42.6% to 29.9%. The primary component of the decrease in gross margin dollars and gross margin percentage was the decrease in net revenues. Other factors impacting the gross margin percentage were an increase in provisions for inventory reserves of approximately $1,700,000 in 2001 for potential excess materials, an increase in depreciation on the second-generation automated production line, including equipment for FasTrak, of approximately $911,000 in 2001 and changes in the revenue mix. The primary changes in the revenue mix affecting gross margin percentage were the decrease in license revenue and a higher proportion of second-generation products shipped in 2001 as compared to 2000, which are at significantly lower gross margins than those of first-generation products.

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

         Research and development expenses decreased $369,000 (1.8%) to $20,194,000, but increased as a percentage of net revenues to 10.3% from 8.0%. The principal component of the $369,000 decrease was $947,000 (81.4%) of decreased research and development expense associated with the operations of VJCL due to a realignment of their activities to applications engineering beginning in the second quarter of 2001, which is included in selling, general and administrative expenses. This was offset by $245,000 (20.8%) of increased research and development costs associated with the operations of the VIAs, $169,000 (19.2%) of increased facilities costs and $113,000 (34.4%) of increased personnel related expenses, principally for employment recruiting, advertising and relocation expenses.

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

         Loss before income taxes was $895,000, a decrease of $50,691,000 (101.8%) compared to income before income taxes of $49,796,000 in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had $72,120,000 in cash and cash equivalents. Working capital decreased $480,000 during the year ended December 31, 2002. This decrease was due primarily to an increase in current liabilities of $5,044,000, offset by a net increase in current assets of $4,564,000. The primary factors affecting the working capital decrease were a decrease in inventories of $10,423,000, the repayment of a note receivable of $7,500,000 and a decrease in accounts receivable of $755,000, and an increase in accounts payable and income taxes payable of $5,534,000. These were offset by an increase in cash and cash equivalents of $14,639,000 and refundable income taxes of $8,846,000.

         Cash used in investing activities during fiscal 2002 was $1,964,000, a decrease of $44,274,000 compared to fiscal 2001. This decrease was primarily due to a decrease in net purchases of short-term investments of $22,800,000, a decrease in net additions to property and equipment of $11,616,000 and a decrease in notes receivable of $10,237,000. Cash used in financing activities was $1,157,000 in 2002 compared to cash provided by financing activities of $1,377,000 in 2001, a net change of $2,534,000. This change is primarily attributed to a net increase in the acquisition cost of treasury stock of $1,270,000 in 2002, and a decrease in the net proceeds from the issuance of Common Stock upon the exercise of stock options of $1,264,000.

         The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly for the Company's second-generation products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. While the Company expects capital spending to be higher in 2003 than 2002, it will be less than the spending levels in 2001 and 2000. The Company anticipates that the automation and test engineering groups, which build the manufacturing equipment internally, will be spending more time in development and support and maintenance activities in 2003, which is expensed. The Company has nearly completed an upgrade to its second-generation production equipment, internally designated as FasTrak, which the Company anticipates will help to increase production capacity and reduce manufacturing costs. In February 2001, management approved approximately $16 million in new capital expenditures to execute this plan. Through December 31, 2002, the Company has spent approximately $12,500,000 under this plan, of which approximately $1,400,000 was in construction-in-progress at December 31, 2002. It is expected that this equipment will be completed and placed into service during the first quarter of 2003, which should complete this spending plan. The additional costs to be incurred are expected to be less than $100,000.

         In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2002, the Company spent $1,408,000 for the repurchase of 230,000 shares of its Common Stock under the November 2000 Plan. At December 31, 2002, the Company had approximately $28,593,000 remaining under the plan. On March 5, 2003, the Company spent approximately $2,562,000 for the repurchase of 453,400 shares of its Common Stock.

         The table below summarizes the Company's contractual cash obligations as of December 31, 2002 (in thousands):

                                                                           Payments due by period
                                                          --------------------------------------------------------
                                                          Less than                                    More than 5
Contractual Obligations                        Total       1 year         1 - 3 years    3 - 5 years      years
-----------------------                        -----       ------         -----------    -----------      -----
Operating leases                               $3,448      $ 1,279          $1,822         $  347         $    -
Nitrogen supply contract                        3,300          264             792            792          1,452
                                               ------      -------          ------         ------         ------
Total                                          $6,748      $ 1,543          $2,614         $1,139         $1,452
                                               ======      =======          ======         ======         ======

         The Company believes that cash generated from operations and its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2002, the Company had approximately $100,000 of capital expenditure commitments, principally for manufacturing equipment.

         The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

COST REDUCTION PLAN

         In October 2001, the Company announced a cost reduction plan. Under this plan, the Company continues to require a reduced work schedule for direct factory employees as required by production demands, and mandatory use of certain accrued personal time by all other employees. The need for this plan is reviewed by senior management on a periodic basis, and the Company expects it to continue for the foreseeable future.

ITEM 7(a) QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher plc, a U.K. company, and fluctuations in foreign currency exchange rates.

         As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations for these investments is not significant. The Company's short-term investments consist mainly of corporate and government debt securities, a major portion of which have maturities of less than one year. These debt securities are all highly- rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments.

         The equity price risk for the Company's investment in Scipher plc is not material, as the balance of this investment at December 31, 2002 was $540,000. The market price of the stock has experienced significant fluctuations over the past year. During 2002, the Company recognized a loss of $1,985,000 resulting from declines in the value of this investment judged to be other than temporary (see Note 6 to the financial statements).

         The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

SCHEDULE (Refer to Item 15)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
VICOR CORPORATION

         We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

                                                    /s/Ernst & Young LLP

Boston, Massachusetts
January 27, 2003,
except for the second paragraph
of Note 8, as to which the date
is March 5, 2003

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                                                  2002                2001
                                                                                                  ----                ----
                                                                                              (in thousands, except share data)
                                                           ASSETS
Current assets:
     Cash and cash equivalents                                                                  $  72,120           $  57,481
     Short-term investments                                                                        28,779              28,808
     Accounts receivable, less allowance of $648 in 2002 and                                       22,469              23,224
          $1,460 in 2001
     Refundable income taxes                                                                        8,846                   -
     Note receivable                                                                                    -               7,500
     Inventories, net                                                                              30,325              40,748
     Deferred tax assets                                                                            8,126               8,850
     Other current assets                                                                           2,399               1,889
                                                                                                ---------           ---------
          Total current assets                                                                    173,064             168,500

Property, plant and equipment, net                                                                 98,738             110,846
Notes receivable from related parties                                                                   -               2,167
Other assets                                                                                        6,643               8,109
                                                                                                ---------           ---------
                                                                                                $ 278,445           $ 289,622
                                                                                                =========           =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                           $   5,724           $   3,087
     Accrued compensation and benefits                                                              3,379               3,492
     Accrued expenses                                                                               4,158               4,321
     Income taxes payable                                                                           6,521               3,624
     Deferred revenue                                                                                 603                 817
                                                                                                ---------           ---------
          Total current liabilities                                                                20,385              15,341

Deferred income taxes                                                                              10,027               9,444
Commitments and contingencies                                                                           -                   -

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized;
          360,001 issued and none outstanding in 2002 and 2001                                          -                   -
     Class B Common Stock: 10 votes per share, $.01 par value,
          14,000,000 shares authorized, 11,880,100, issued and
          outstanding (11,930,848 in 2001)                                                            119                 119
     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 36,876,378 shares issued and 30,320,580 outstanding
          (36,784,556 issued and 30,458,758 outstanding in 2001)                                      369                 369
     Additional paid-in capital                                                                   145,706             145,359
     Retained earnings                                                                            203,398             219,340
     Accumulated other comprehensive income                                                           239                  40
     Treasury stock at cost: 6,555,798 shares (6,325,798 shares in 2001)                         (101,798)           (100,390)
                                                                                                ---------           ---------
     Total stockholders' equity                                                                   248,033             264,837
                                                                                                ---------           ---------
                                                                                                $ 278,445           $ 289,622
                                                                                                =========           =========

                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2002, 2001 and 2000

                                                                                  2002               2001               2000
                                                                                  ----               ----               ----
                                                                                   (in thousands, except per share amounts)
Net revenues                                                                    $152,591           $195,910           $257,583

Costs and expenses:
     Cost of revenue                                                             114,772            137,421            147,831
     Selling, general and administrative                                          41,838             43,312             43,179
     Research and development                                                     20,483             20,194             20,563
                                                                                --------           --------           --------
                                                                                 177,093            200,927            211,573
                                                                                --------           --------           --------

Income (loss) from operations                                                    (24,502)            (5,017)            46,010

Other income (expense), net                                                         (604)             4,122              3,786
                                                                                --------           --------           --------

Income (loss) before income taxes                                                (25,106)              (895)            49,796

Provision (benefit) for income taxes                                              (9,164)              (336)            15,876
                                                                                --------           --------           --------

Net income (loss)                                                               $(15,942)          $   (559)          $ 33,920
                                                                                ========           ========           ========

Net income (loss) per common share:
     Basic                                                                      $   (.38)          $  (.01)           $    .80
                                                                                ========           ========           ========

     Diluted                                                                    $   (.38)          $  (.01)           $    .78
                                                                                ========           ========           ========

Shares used to compute net income (loss) per share:
     Basic                                                                        42,337             42,342             42,276
                                                                                ========           ========           ========

     Diluted                                                                      42,337             42,342             43,265
                                                                                ========           ========           ========

                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000

                                                                                  2002               2001               2000
                                                                                  ----               ----               ----
                                                                                                (in thousands)
Operating activities:
     Net income (loss)                                                          $(15,942)          $   (559)          $ 33,920
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
               Depreciation and amortization                                      21,887             19,984             18,326
               Other than temporary decline in investment                          1,985                600                400
               Loss on disposal of equipment                                       1,446                360                625
               Deferred income taxes                                               1,167               (902)               764
               Amortization of bond premium                                          376                  -                  -
               Distribution of investment shares                                    (191)                 -                  -
               Tax benefit relating to stock option plans                             96              1,272              7,672
               (Gain) loss on sale of investments                                      5             (1,452)                 -
               Unrealized gain on foreign currency                                   (26)                 -                  -
               Change in current assets and liabilities, net                       7,026             20,464            (22,430)
                                                                                --------           --------           --------

                    Net cash provided by operating activities                     17,829             39,767             39,277

Investing activities:
     Purchase of short-term investments                                          (37,066)           (23,064)            (9,600)
     Sales and maturities of short-term investments                               36,802                  -              4,000
     Additions to property, plant and equipment                                  (10,770)           (22,386)           (16,783)
     Decrease (increase) in notes receivable                                       9,636               (601)              (368)
     Proceeds from sale of equipment                                                   -                 10                 34
     Increase in other assets                                                       (566)              (797)               (36)
                                                                                --------           --------           --------

                    Net cash used in investing activities                         (1,964)           (46,838)           (22,753)

Financing activities:
     Proceeds from exercise of stock options                                         251              1,515             10,460
     Acquisitions of treasury stock                                               (1,408)              (138)           (32,989)
                                                                                --------           --------           --------

                     Net cash provided by (used in)
                           financing activities                                   (1,157)             1,377            (22,529)

Effect of foreign exchange rates on cash                                             (69)               259               (188)
                                                                                --------           --------           --------

Net increase (decrease) in cash and cash equivalents                              14,639             (5,435)            (6,193)

Cash and cash equivalents at beginning of year                                    57,481             62,916             69,109
                                                                                --------           --------           --------
Cash and cash equivalents at end of year                                        $ 72,120           $ 57,481           $ 62,916
                                                                                ========           ========           ========

                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2002, 2001 and 2000

                                                                                  2002               2001               2000
                                                                                  ----               ----               ----
                                                                                                (in thousands)
Change in current assets and liabilities:
     Accounts receivable                                                        $    887           $ 24,609           $(15,927)
     Inventories                                                                  10,559              3,508            (11,426)
     Other current assets                                                         (9,343)               128                  3
     Accounts payable and other accrued items                                      2,233             (7,971)             1,208
     Income taxes payable                                                          2,904               (627)             3,712
     Deferred revenue                                                               (214)               817                  -
                                                                                --------           --------           --------
                                                                                $  7,026           $ 20,464           $(22,430)
                                                                                ========           ========           ========
Supplemental disclosures:
     Cash paid during the year for income taxes,
          net of refunds                                                        $ (4,733)          $  ( 937)           $  3,935

                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                                           ACCUMULATED
                                         CLASS B                 ADDITIONAL                   OTHER                       TOTAL
                                         COMMON        COMMON     PAID-IN     RETAINED    COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                          STOCK        STOCK      CAPITAL     EARNINGS        INCOME        STOCK         EQUITY
                                        ---------    ---------   ----------   ---------   -------------   --------    -------------
Balance at December 31, 1999            $     121    $     356   $  124,451   $ 185,979   $         889   $ (67,263)  $   244,533

Sales of Common Stock                                       10       10,450                                                10,460
Conversion of Class B Common
   Stock to Common Stock                       (1)           1                                                                  -
Income tax benefit from
   transactions involving stock option                                7,672                                                 7,672
Purchase of treasury stock                                                                                  (32,989)      (32,989)
Net income for 2000                                                              33,920                                    33,920
Currency translation adjustments                                                                   (675)                     (675)
                                                                                                                      -----------
Comprehensive income                                                                                                       33,245
                                        ---------    ---------   ----------   ---------   -------------   ---------   -----------
Balance at December 31, 2000                  120          367      142,573     219,899             214    (100,252)      262,921

Sales of Common Stock                                        1        1,514                                                 1,515
Conversion of Class B Common
  Stock to Common Stock                        (1)           1                                                                  -
Income tax benefit from
  transactions involving stock options                                1,272                                                 1,272
Purchase of treasury stock                                                                                     (138)         (138)
Net loss for 2001                                                                  (559)                                     (559)
Unrealized gain on investments                                                                       55                        55
Currency translation adjustments                                                                   (229)                     (229)
                                                                                                                      -----------
Comprehensive loss                                                                                                           (733)
                                        ---------    ---------   ----------   ---------   -------------   ---------   -----------
Balance at December 31, 2001                  119          369      145,359     219,340              40    (100,390)      264,837

Sales of Common Stock                                                   251                                                   251
Conversion of Class B Common
  Stock to Common Stock                                                                                                         -
Income tax benefit from
  transactions involving stock options                                   96                                                    96
Purchase of treasury stock                                                                                   (1,408)       (1,408)
Net loss for 2002                                                               (15,942)                                  (15,942)
Unrealized gain on investments                                                                       82                        82
Currency translation adjustments                                                                    117                       117
                                                                                                                      -----------
Comprehensive loss                                                                                                        (15,743)
                                        ---------    ---------   ----------   ---------   -------------   ---------   -----------
Balance at December 31, 2002            $     119    $     369   $  145,706   $ 203,398   $         239   $(101,798)  $   248,033
                                        =========    =========   ==========   =========   =============   =========   ===========

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

         FOREIGN CURRENCY TRANSLATION

         The financial statements of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains (losses), included in other income (expense), net, were approximately $526,000, ($232,000) and ($75,000) in 2002, 2001 and 2000, respectively.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include funds held in checking and money market accounts with banks, certificates of deposit and debt securities with maturities of less than three months when purchased and money market securities. Cash and cash equivalents are valued at cost which approximates market value. The Company's money market securities, which are classified as cash equivalents on the balance sheet, are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 2002, the Company has approximately $54 million of available-for-sale securities included in cash and cash equivalents ($47 million as of December 31, 2001).

         SHORT-TERM INVESTMENTS

         The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company considers these investments, which represent funds for current operations, to be an integral part of its cash management activities. The Company has no trading securities or held-to-maturity securities.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company's estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. As sales for the Company's products decline, such as occurred during 2002 and 2001, the Company's estimation process will cause larger inventory reserves to be recorded, resulting in larger charges to cost of sales. This occurred during 2002 and 2001.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. The Company's short-term investments consist of highly rated corporate and government debt securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. Credit losses have consistently been within management's expectations.

         INTANGIBLE ASSETS

         In the first quarter of 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which resulted in the elimination of goodwill amortization beginning in fiscal 2002. Values assigned to patents are amortized using the straight-line method over periods ranging from five to twenty years. The adoption of FAS 142 did not have a material effect on the Company's financial position or results of operations.

         LONG-LIVED ASSETS

         In 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (FAS 144). Long-lived assets, such as property, plant and equipment and intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would suggest any impairment in the value of long-lived assets recorded in the accompanying consolidated financial statements.

         ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. The Company incurred $2,864,000, $3,010,000, and $3,506,000 in advertising costs during 2002, 2001 and 2000, respectively.

         NET INCOME (LOSS) PER COMMON SHARE

         Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share."

         INCOME TAXES

         The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires that deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

         The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, as permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.6%, 4.4% and 6.1%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .67, .66 and .59; and a weighted-average expected life of the option of 4.5, 4.5 and 4.4 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table sets forth a reconciliation of reported net income (loss) to pro forma net income (loss) (in thousands except for earnings per share information):

                                                                      2002                 2001                2000
                                                                      ----                 ----                ----
Net income (loss), as reported                                     $ (15,942)           $   (559)           $  33,920
Stock-based employee compensation cost,
     net of related tax effects                                       (5,657)             (7,511)              (5,787)
                                                                   ---------            --------            ---------
Pro forma net income (loss)                                        $ (21,599)           $ (8,070)           $  28,133
                                                                   =========            ========            =========

Net income (loss) per share, as reported:
      Basic                                                        $    (.38)           $   (.01)           $     .80
      Diluted                                                      $    (.38)           $   (.01)           $     .78

Pro forma net income (loss) per share:
     Basic                                                         $    (.51)           $   (.19)           $     .67
     Diluted                                                       $    (.51)           $   (.19)           $     .66

         The effects of applying FAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term investments to be included in other comprehensive income, net of related income tax effects.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of 2003 and does not expect the Statement will have a material effect on its financial position or results of operations.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Interpretation is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003. The Company is currently evaluating the impact of adopting the Interpretation and does not believe it will have a material impact on its financial position or results of operations.

2.       SHORT-TERM INVESTMENTS

         The following is a summary of available-for-sale securities (in thousands):

                                                                       Gross        Gross       Estimated
                                                                     Unrealized   Unrealized      Fair
                                                            Cost       Gains        Losses        Value
                                                          --------   ----------   ----------    ---------
DECEMBER 31, 2002
U. S. corporate securities                                $ 28,547   $      234   $       (2)   $  28,779
                                                          ========   ==========   ==========    =========

DECEMBER 31, 2001
U. S. corporate securities                                $ 18,137   $      147   $        -    $  18,284
Obligations of states and political
  subdivisions                                               9,094           10          (13)       9,091
Other debt securities                                        1,433            -            -        1,433
                                                          --------   ----------   ----------    ---------
                                                          $ 28,664   $      157   $      (13)   $  28,808
                                                          ========   ==========   ==========    =========

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       SHORT-TERM INVESTMENTS (CONTINUED)

         The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturities, are shown below (in thousands):

                                                        Estimated
                                              Cost      Fair Value
                                            --------    ----------
Due in one year or less                     $  8,500    $    8,504
Due in one year to two years                   9,545         9,630
Due after two years                           10,502        10,645
                                            --------    ----------
                                            $ 28,547    $   28,779
                                            ========    ==========

3.       INVENTORIES

         Inventories were as follows (in thousands):

                                              December 31,
                                           2002         2001
                                           ----         ----
Raw materials                            $22,320       $31,979
Work-in-process                            2,992         3,758
Finished goods                             5,013         5,011
                                         -------       -------
                                         $30,325       $40,748
                                         =======       =======

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):

                                                           December 31,
                                                         2002       2001
                                                       --------   --------
Land                                                   $  2,089   $  2,089
Buildings and improvements                               40,081     39,867
Machinery and equipment                                 171,314    157,962
Furniture and fixtures                                    5,329      5,222
Construction-in-progress                                  2,720      8,091
                                                       --------   --------
                                                        221,533    213,231
Less accumulated depreciation and amortization          122,795    102,385
                                                       --------   --------
                                                       $ 98,738   $110,846
                                                       ========   ========

         During 2002, the Company had write-downs of approximately $1,446,000 ($360,000 in 2001) for certain equipment no longer in use, which was included in other income (expense), net in the accompanying consolidated statements of operations.

         At December 31, 2002, the Company had approximately $100,000 of capital expenditure commitments.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       NOTES RECEIVABLE

         In May 1997, the Company received a promissory note in the amount of $7,500,000 from an unrelated third party in exchange for $5,000,000 in cash plus the termination of an existing note in the amount of $2,500,000. The note was repaid in full in May 2002.

         The Company's President had borrowed funds from the Company pursuant to a series of unsecured term notes. The notes were repaid in full in December 2002. As of December 31, 2001, the notes and interest receivable balance was approximately $2,132,000.

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

         At December 31, 2002, the investment is valued at $540,000 ($2,400,000 at December 31, 2001) and is included in other assets in the accompanying balance sheet. The investment is carried at fair value, which is based on quoted market prices. Adjustments to the fair value of the investment due to fluctuations in the share price are reported in a separate component of stockholders' equity, while adjustments due to fluctuations in foreign currency are reported in other income (expense), net. Any declines judged to be other than temporary and any realized gains (losses) from the sale of the investment will be reported in other income (expense), net. During 2002, the investment was adjusted for declines judged to be other than temporary totaling $1,985,000.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment at least annually at the reporting unit level. The Company adopted FAS 142 in the first quarter of 2002, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. In the quarter ended June 30, 2002, as provided for in FAS 142, the Company performed the first of the required tests under FAS 142 with respect to its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, and determined that there was no impairment to the carrying value of this goodwill. The Company reassessed the carrying value of its goodwill during the fourth quarter of fiscal 2002 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. The Company has no other goodwill or acquired intangible assets on the balance sheet at December 31, 2002 and 2001.

         The following table sets forth a reconciliation of reported net income
(loss) to adjusted net income (loss) (in thousands):

                                                                        2002                  2001            2000
                                                                      --------               -----            ----
Reported net income (loss)                                            $(15,942)              $(559)         $ 33,920

Add back: goodwill amortization, net of income tax
effect                                                                       -                 186               219
                                                                      --------               -----          --------

Adjusted net income (loss)                                            $(15,942)              $(373)         $ 34,139
                                                                      ========               =====          ========

Adjusted net income (loss) per
common share - diluted                                                $   (.38)              $(.01)         $    .79
                                                                      ========               =====          ========

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

         Patent costs, which are included in the other assets in the accompanying balance sheets, were as follows, (in thousands):

                                                            December 31,
                                                         2002         2001
                                                        ------       ------
Patent costs                                            $5,049       $5,114
Less accumulated amortization                            1,713        1,845
                                                         -----       ------
                                                        $3,336       $3,269
                                                        ======       ======

         Amortization expense was approximately $455,000, $1,007,000 and $1,057,000 in 2002, 2001 and 2000, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

 Year
 ----
 2003         $ 324
 2004           313
 2005           305
 2006           282
 2007           261

8.       STOCKHOLDERS' EQUITY

         In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2002, the Company spent $1,408,000 in the repurchase of 230,000 shares of its Common Stock under the November 2000 Plan. At December 31, 2002, the Company had approximately $28,593,000 remaining under the plan.

         On March 5, 2003, the Company spent approximately $2,562,000 for the repurchase of 453,400 shares of its Common Stock.

         Common Stock

         Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders. Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.

         Shares of Class B Common Stock are not transferable by a stockholder except to or among the stockholder's spouse, certain of the stockholder's relatives, and certain other defined transferees. Class B Common Stock is not listed or traded on any exchange or in any market. Class B Common Stock is convertible at the option of the holder thereof at any time and without cost to the stockholder into shares of Common Stock on a one-for-one basis.

         During 2002, a total of 41,074 shares of Common Stock were issued upon the exercise of stock options, and 50,748 shares of Class B Common Stock were converted into 50,748 shares of Common Stock

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

                                                                                           2002       2001      2000
                                                                                         --------    ------   --------
Numerator:
     Net income (loss)                                                                   $(15,942)   $ (559)  $ 33,920
                                                                                         ========    ======   ========

Denominator:
     Denominator for basic income (loss) per share - weighted average shares
                                                                                           42,337    42,342     42,276

Effect of dilutive securities:
     Employee stock options                                                                    --        --        989
                                                                                         --------    ------   --------

     Denominator for diluted income per share -
     adjusted weighted -average shares and assumed conversions                             42,337    42,342     43,265
                                                                                         ========    ======   ========

Basic income (loss) per share                                                            $   (.38)   $ (.01)  $    .80
                                                                                         ========    ======   ========

Diluted income (loss) per share                                                          $   (.38)   $ (.01)  $    .78
                                                                                         ========    ======   ========

         Options to purchase shares of Common Stock in 2002 and 2001 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 15,730 shares of Common Stock were outstanding during 2000 but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

10.      EMPLOYEE BENEFIT PLANS

         Stock Options

         Under the Company's Amended and Restated 2000 Stock Option and Incentive Plan (the "2000 Plan"), the Board of Directors or the Compensation Committee may grant stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company's 1993 Stock Option Plan (the "1993 Plan") and the Company's 1998 Stock Option and Incentive Plan (the "1998 Plan"). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

         Under the 1998 Plan, the Board of Directors or the Compensation Committee may grant stock incentive awards based on the Company's Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      EMPLOYEE BENEFIT PLANS (CONTINUED)

granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock were reserved for issuance under the 1998 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   EMPLOYEE BENEFIT PLANS (CONTINUED)

      Activity as to stock options is as follows:

                                                                         2002                     2001                2000
                                                                      ------------            ------------       ------------
Outstanding at beginning of year                                        3,774,920                2,931,206          2,774,879
     Granted                                                            1,053,377                1,266,655          1,293,937
     Forfeited and expired                                               (234,474)                (251,389)          (258,388)
     Exercised                                                            (41,074)                (171,552)          (879,222)
                                                                      -----------             ------------       ------------

Outstanding at end of year                                              4,552,749                3,774,920          2,931,206
                                                                      ===========             ============       ============
Exercisable at end of year                                              2,345,760                1,551,560            917,019
                                                                      ===========             ============       ============

Weighted - average exercise price:
     Outstanding at beginning of year                                 $     21.37             $      21.53       $      14.00
     Granted                                                          $      9.70             $      19.81       $      30.95
     Forfeited and expired                                            $     20.81             $      23.94       $      20.60
     Exercised                                                        $      6.08             $       9.00       $      11.90
     Outstanding at end of year                                       $     18.84             $      21.37       $      21.53
     Exercisable at end of year                                       $     20.93             $      20.92       $      14.64

Weighted - average fair value of options granted during the year      $      4.68             $       9.91       $      14.23
Price range per share of outstanding options                          $1.83-54.50             $ 1.83-54.50       $ 1.25-54.50
                                                                      ===========             ============       ============
Price range per share of options granted                              $6.01-16.46             $12.46-35.75       $17.94-54.50
                                                                      ===========             ============       ============
Price range per share of options exercised                            $1.83-16.37             $ 1.25-31.13       $ 1.00-31.13
                                                                      ===========             ============       ============

Available for grant at end of year                                      2,096,541                  920,516          1,935,782
                                                                      ===========             ============       ============

The weighted - average contractual life for options outstanding as of December 31, 2002 is 4.41 years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                                           Range of Exercise Prices
                                                                           ------------------------
                                                       $1.83-$12.06      $12.25-$16.43        $16.46-$20.50     $20.94-$54.50
                                                       ------------      -------------        -------------     -------------
Options Outstanding:
Number Outstanding                                       1,451,074         1,145,172              904,851         1,051,652
Weighted-Average Remaining Contractual Life                   4.98              4.16                 4.42              3.90
Weighted-Average Exercise Price                         $     8.86        $    15.02             $  19.32        $    36.35

Options Exercisable:
Number Exercisable                                         568,029           573,078              536,640           668,013
Weighted-Average Exercise Price                         $    10.84        $    15.27             $  19.60        $    35.42

         401(k) Plan

         The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Beginning October 1, 2000, the Company began to match employee contributions to the plan at a rate of 50% up to the first 3% of an employee's contribution. The Company's matching contributions currently vest at a rate of 20% per year based upon years of service. The Company's contribution to the plan was approximately $629,000, $662,000 and $176,000 in 2002, 2001 and 2000, respectively.

         Stock Bonus Plan

         Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2002, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                       December 31,
                                                                     2002        2001
                                                                   --------    --------
Deferred tax assets:
     Inventory reserves                                            $  3,093    $  3,554
     Investment tax credit carry forward                              1,250       1,907
     Research and development tax credit carry forward                1,137       1,407
     Vacation                                                           766         751
     Scipher investment basis difference                                601        (186)
     Warranty reserve                                                   467         356
     Bad debt                                                           267         601
     Other                                                              545         460
                                                                   --------    --------
          Total deferred tax assets                                   8,126       8,850
Deferred tax liabilities:
     Depreciation                                                    (8,737)     (8,201)
     Patent amortization                                             (1,373)     (1,346)
     Other                                                               83         103
                                                                   --------    --------
          Total deferred tax liabilities                            (10,027)     (9,444)
                                                                   --------    --------
          Net deferred tax liabilities                             $ (1,901)   $   (594)
                                                                   ========    ========

         The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that realization of these deferred tax assets is more likely than not and that no valuation allowance is warranted at December 31, 2002. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation, and the ability to carryback net operating losses at December 31, 2002. Based on these assessments, the Company concluded no valuation allowance was warranted at December 31, 2002. Valuation allowances against these deferred tax assets may be required in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

         For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                     2002        2001        2000
                     ----        ----        ----
Domestic           $(24,403)   $   (100)   $ 48,708
Foreign                (703)       (795)      1,088
                   --------    --------    --------
                   $(25,106)   $   (895)   $ 49,796
                   ========    ========    ========

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      INCOME TAXES (CONTINUED)

         Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                2002        2001        2000
                              --------    --------    --------
Current:
     Federal                  $(10,331)   $    638    $ 13,266
     Foreign                         -           -         425
     State                           -         (72)      1,421
                              --------    --------    --------
                               (10,331)        566      15,112
Deferred:
     Federal                     1,167        (902)        764
                              --------    --------    --------
                              $ (9,164)   $   (336)   $ 15,876
                              ========    ========    ========

         The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

                                                                   2002       2001        2000
                                                                   ----       ----        ----
Statutory federal tax rate                                         (35.0)%    (35.0)%     35.0%
State income taxes, net of federal income tax benefit                0.1       (5.2)       1.9
Meals and entertainment expense                                      0.5       14.1        0.2
Foreign Sales Corporation benefit                                   (1.7)      (9.8)      (0.5)
Tax Credits                                                            -          -       (3.5)
Other                                                               (0.4)      (1.6)      (1.2)
                                                                   -----      -----     -----
                                                                   (36.5)%    (37.5)%     31.9%
                                                                   =====      =====     =====

         The research and development tax credit carry forwards expire beginning in 2015. The investment tax credit carryforwards expire beginning in 2003.

         The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential liabilities due in various jurisdictions. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
----
2003                               $1,279
2004                                  979
2005                                  552
2006                                  291
2007                                  192
Thereafter                            155

         Rent expense was approximately $1,166,000, $1,065,000 and $1,028,000 in 2002, 2001 and 2000, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

         The Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $264,000 annually, subject to semi-annual price adjustments, through 2015.

         On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda. The complaint alleges breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million. On October 30, 2002, the Company filed an answer denying the substantive allegations of Exar's complaint and twelve affirmative defenses. The Company also filed a verified cross-claim, alleging monetary damages on the basis of promissory estoppel. Subsequently, each party has filed demurrers or cross-complaints in connection with this action, and several hearings have been held. Management of the Company does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position.

         The Company is involved in certain litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse effect on the Company's financial position.

13.      SEGMENT INFORMATION

         The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2002, 2001 and 2000, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 34%, 36% and 32% in 2002, 2001 and 2000, respectively. Export sales and receipts are recorded and received in U.S. dollars. Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      LICENSE AGREEMENT AND LITIGATION SETTLEMENT

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

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                                        First      Second        Third        Fourth       Total
                                                        -----      ------        -----        ------       -----
2002: Net revenues                                  $  34,620    $  36,831    $  39,503    $  41,637    $ 152,591
          Gross profit                                  8,162        8,683       10,123       10,851       37,819
          Net loss                                     (4,931)      (4,852)      (2,625)      (3,534)     (15,942)
          Net loss per share:
                Basic                                    (.12)        (.11)        (.06)        (.08)        (.38)
                Diluted                                  (.12)        (.11)        (.06)        (.08)        (.38)

                                                        First      Second        Third      Fourth        Total
                                                      ---------   ---------    ---------   ---------    ---------
2001: Net revenues                                    $  55,019   $  50,260    $  51,599   $  39,032    $ 195,910
          Gross profit                                   17,815      14,215       15,985      10,474       58,489
          Net income (loss)                               2,079        (953)         122      (1,807)        (559)
          Net income (loss) per share:
                Basic                                       .05        (.02)         .00        (.04)        (.01)
                Diluted                                     .05        (.02)         .00        (.04)        (.01)

         The Company recorded a loss of $907,000 for a decline in the value of its investment in Scipher plc judged to be other than temporary in the fourth quarter of 2002 (see Note 6).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's Definitive Proxy Statement for its 2003 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's Definitive Proxy Statement for its 2003 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference from the Company's Definitive Proxy Statement for its 2003 annual meeting of stockholders. See Item 5 of this Annual Report on Form 10-K for information regarding equity compensation plans.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's Definitive Proxy Statement for its 2003 annual meeting of stockholders.

ITEM 14 - CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)      Change in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15 - FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)   (1)      FINANCIAL STATEMENTS

      See index in Item 8

(a)   (2)      SCHEDULES

      Schedule II Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   REPORTS ON FORM 8-K

      None.

(c)   EXHIBITS

Exhibits                                      Description of Document
3.1                -  Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2                -  Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation,
                      into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)

3.3                -  Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4                -  Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5                -  Bylaws, as amended (1)

4.1                -  Specimen Common Stock Certificate (2)

10.1               -  1984 Stock Option Plan of the Company, as amended (2)

10.2               -  1993 Stock Option Plan (3)

10.3               -  1998 Stock Option and Incentive Plan (4)

10.4               -  Amended and Restated 2000 Stock Option and Incentive Plan (5)

21.1               -  Subsidiaries of the Company (6)

23.1               -  Consent of Independent Auditors(6)

99.1               -  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (6)

99.2               -  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (6)

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

         (5) Filed as an exhibit to the Company's Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

         (6) Filed herewith.

                                VICOR CORPORATION
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2002, 2001 and 2000

                                                                     (Credit)
                                            Balance at               Charge to                   Other
                                           Beginning of              Costs and                  Charges         Balance at
Description                                  Period                  Expenses                Deductions (1)    End Of Period
-----------                              --------------            ------------              --------------    -------------
2002
ALLOWANCE FOR DOUBTFUL ACCOUNTS          $    1,460,000            $    218,000               ($1,030,000)     $     648,000

2001
Allowance for doubtful accounts          $    1,196,000            $    544,000               ($  280,000)     $   1,460,000

2000
Allowance for doubtful accounts          $      853,000            $    348,000               ($    5,000)     $   1,196,000

-----------------------------------

(1)      Reflects uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2003                         Vicor Corporation

                                              By: /s/ Mark A. Glazer
                                                  -----------------------
                                                  Mark A. Glazer
                                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                                            TITLE                                               DATE
/s/ Patrizio Vinciarelli
-------------------------------------
Patrizio Vinciarelli                        President, Chief Executive Officer and Chairman of                    March 19, 2003
                                            the Board (Principal Executive Officer)
/s/ Mark A. Glazer
-------------------------------------
Mark A. Glazer                              Chief Financial Officer (Principal Financial Officer)                 March 19, 2003

/s/ Estia J. Eichten
-------------------------------------
Estia J. Eichten                            Director                                                              March 19, 2003

/s/ David T. Riddiford
-------------------------------------
David T. Riddiford                          Director                                                              March 19, 2003

/s/ Jay M. Prager
-------------------------------------
Jay M. Prager                               Director                                                              March 19, 2003

/s/ Barry Kelleher
-------------------------------------
Barry Kelleher                              Director                                                              March 19, 2003

/s/ M. Michael Ansour
-------------------------------------
M. Michael Ansour                           Director                                                              March 19, 2003

/s/ Samuel Anderson
-------------------------------------
Samuel Anderson                             Director                                                              March 19, 2003

                                 CERTIFICATIONS

I, Patrizio Vinciarelli, certify that:

1.      I have reviewed this annual report on Form 10-K of Vicor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003                       /s/ Patrizio Vinciarelli
                                            ------------------------
                                            Patrizio Vinciarelli
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Mark A. Glazer, certify that:

1.      I have reviewed this annual report on Form 10-K of Vicor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      March 19, 2003                             /s/ Mark A. Glazer
                                                       ------------------
                                                       Mark A. Glazer
                                                       Chief Financial Officer