Form 10-Q
period 2003-03-31
VICOR CORP
filed 2003-05-14
CIK 751978

           ===========================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003.

Common Stock, $.01 par value ----------------   29,879,680
Class B Common Stock, $.01 par value --------   11,880,100

           ===========================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at                                                      1
             March 31, 2003 and December 31, 2002

             Condensed Consolidated Statements of Operations                                               2
             for the three months ended March 31, 2003 and 2002

             Condensed Consolidated Statements of Cash Flows                                               3
             for the three months ended March 31, 2003 and 2002

             Notes to Condensed Consolidated Financial                                                   4-8
             Statements

    Item 2 - Management's Discussion and Analysis of                                                    9-12
                  Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                   13

    Item 4 - Controls and Procedures                                                                      14

Part II - Other Information:

    Item 1 - Legal Proceedings                                                                            15

    Item 2 - Changes in Securities and Use of Proceeds                                                    16

    Item 3 - Defaults Upon Senior Securities                                                              16

    Item 4 - Submission of Matters to a Vote of                                                           16
              Security Holders

    Item 5 - Other Information                                                                            16

    Item 6 - Exhibits and Reports on Form 8-K                                                             16

    Signature(s)                                                                                          17

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
Item 1 - Financial Statements                                          PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                  March 31, 2003      December 31, 2002
                                                  --------------      -----------------
                       Assets
Current assets:

    Cash and cash equivalents                        $  72,380            $  72,120
    Short-term investments                              25,466               28,779
    Accounts receivable, net                            24,830               22,469
    Inventories, net                                    26,258               30,325
    Refundable income taxes                              8,846                8,846
    Deferred tax assets                                  8,126                8,126
    Other current assets                                 2,259                2,399
                                                     ---------            ---------
           Total current assets                        168,165              173,064

Property, plant and equipment, net                      95,120               98,738
Other assets                                             6,572                6,643
                                                     ---------            ---------
                                                     $ 269,857            $ 278,445
                                                     =========            =========
        Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                 $   5,479            $   5,724
    Accrued compensation and benefits                    4,284                3,379
    Income taxes payable                                 6,681                6,521
    Accrued liabilities                                  4,542                4,761
                                                     ---------            ---------
           Total current liabilities                    20,986               20,385

Deferred income taxes                                   10,018               10,027

Stockholders' equity:

    Preferred Stock                                          -                    -
    Class B Common Stock                                   119                  119
    Common Stock                                           371                  371
    Additional paid-in capital                         145,727              145,704
    Retained earnings                                  196,769              203,398
    Accumulated other comprehensive income                 227                  239
    Treasury stock, at cost                           (104,360)            (101,798)
                                                     ---------            ---------
                  Total stockholders' equity           238,853              248,033
                                                     ---------            ---------
                                                     $ 269,857            $ 278,445
                                                     =========            =========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                   -------------------------------
                                                  March 31, 2003    March 31, 2002
                                                  --------------    --------------
Net revenues:

    Product                                          $ 37,605          $ 34,080
    License                                               135               540
                                                     --------          --------
                                                       37,740            34,620

Costs and expenses:

    Cost of revenue                                    28,833            26,458
    Selling, general and administrative                10,324            10,253
    Research and development                            5,334             5,107
                                                     --------          --------
                                                       44,491            41,818
                                                     --------          --------

Loss from operations                                   (6,751)           (7,198)

Other income (expense), net                               377              (567)
                                                     --------          --------

Loss before income taxes                               (6,374)           (7,765)

Benefit (provision) for income taxes                     (255)            2,834
                                                     --------          --------

Net loss                                             $ (6,629)         $ (4,931)
                                                     ========          ========

Net loss per common share:

    Basic                                            $  (0.16)         $  (0.12)
    Diluted                                          $  (0.16)         $  (0.12)

Shares used to compute net loss per share:

    Basic                                              42,054            42,405
    Diluted                                            42,054            42,405

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                            --------------------------------
                                                            March 31, 2003    March 31, 2002
                                                            --------------    --------------
Operating activities:
     Net loss                                                  $ (6,629)         $ (4,931)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                              5,693             5,312
       Amortization of bond premium                                 150                 -
       (Gain)/loss on disposal of equipment                          (4)            1,159
       Unrealized loss on foreign currency                           12                49
       Tax benefit relating to stock option plans                     -                57
       Change in current assets and
           liabilities, net                                       2,473             4,249
                                                               --------          --------

         Net cash provided by operating activities                1,695             5,895

Investing activities:
     Sales of short-term investments                              3,730             5,500
     Purchases of short-term investments                           (523)           (7,295)
     Additions to property, plant and equipment                  (1,909)           (3,508)
     Increase in other assets                                      (209)             (152)
                                                               --------          --------

         Net cash provided by (used in)
                   investing activities                           1,089            (5,455)

Financing activities:
     Proceeds from issuance of Common Stock                          23               125
     Acquisitions of treasury stock                              (2,562)                -
                                                               --------          --------

         Net cash provided by (used in)
                  financing activities                           (2,539)              125

Effect of foreign exchange rates on cash                             15                14
                                                               --------          --------

Net increase in cash and cash equivalents                           260               579

Cash and cash equivalents at beginning of period                 72,120            57,481
                                                               --------          --------
Cash and cash equivalents at end of period                     $ 72,380          $ 58,060
                                                               ========          ========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2002, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2003
                                   (Unaudited)

2. Stock-Based Compensation

         The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, as permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                       2003         2002
                                                       ----         ----
Net loss as reported                                 $  (6,629)   $  (4,931)
Stock-based employee compensation cost,
     net of related tax effects                         (1,534)      (1,467)
                                                     ---------    ---------
Pro forma net loss                                   $  (8,163)   $  (6,398)
                                                     =========    =========

Net loss per share, as reported:

      Basic                                          $    (.16)   $    (.12)
      Diluted                                        $    (.16)   $    (.12)

Pro forma net loss per share:

     Basic                                           $    (.19)   $    (.15)
     Diluted                                         $    (.19)   $    (.15)

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2003
                                   (Unaudited)

     3. Net Loss per Share

         The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31 (in thousands, except per share amounts):

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                       2003        2002
                                                       ----        ----
Numerator:
    Net loss                                         $ (6,629)   $ (4,931)
                                                     ========    ========

Denominator:
    Denominator for basic loss
    per share-weighted average shares                  42,054      42,405

Effect of dilutive securities:
    Employee stock options                                  -           -
                                                     --------    --------

Denominator for diluted loss per
    share-adjusted weighted-average shares
    and assumed conversions                            42,054      42,405
                                                     ========    ========

Basic loss per share                                 $  (0.16)   $  (0.12)
                                                     ========    ========

Diluted loss per share                               $  (0.16)   $  (0.12)
                                                     ========    ========

4. Inventories

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2003 and December 31, 2002 (in thousands):

                               March 31, 2003    December 31, 2002
                               --------------    -----------------
Raw materials ...........         $19,810             $22,320
Work-in-process .........           2,287               2,992
Finished goods ..........           4,161               5,013
                                  -------             -------
                                  $26,258             $30,325
                                  =======             =======

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 7

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2003
                                   (Unaudited)

5. Product Warranties

         The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company's warranty reserves include the number of units sold, historical and anticipated rates of warranty returns and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in "Accrued liabilities" on the Condensed Consolidated Balance Sheets.

         Product warranty activity for the three months ended March 31, 2003 is as follows (in thousands):

Balance as of December 31, 2002                    $ 1,379
Accruals for warranties issued during the period       169
Decrease to pre-existing warranties                   (220)
Settlements made during the period                    (125)
                                                   -------
Balance as of March 31, 2003                       $ 1,203
                                                   =======

6. Comprehensive Income (Loss)

         Total comprehensive loss was ($6,641,000) and ($5,586,000) for the three months ended March 31, 2003 and March 31, 2002, respectively. Other comprehensive loss consisted principally of adjustments for foreign currency translation gains (losses) in the amounts of $10,000 and ($7,000) and unrealized (losses) on available for sale securities in the amount of ($22,000) and ($648,000) for the three months ended March 31, 2003 and March 31, 2002, respectively.

7. Impact of Recently Issued Accounting Standards

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143) "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset except for certain obligations of lessees. The Company adopted FAS 143 in the first quarter of 2003. The adoption of FAS 143 did not have a significant impact on the Company's financial position or results of operations.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 8

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2003
                                   (Unaudited)

7. Impact of Recently Issued Accounting Standards (continued)

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in the first quarter of 2003. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2003

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2003

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plan," "assumes," "may," "will," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Reference is made in particular to the discussions set forth below in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Part I, Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Part I, Item 3 -- "Legal Proceedings," and under Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net revenues for the first quarter of 2003 were $37,740,000, an increase of $3,120,000 (9.0%) as compared to $34,620,000 for the same period a year ago, but decreased by 9.4% on a sequential basis from the fourth quarter of 2002. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $3,525,000, offset by a decrease in license revenue of $405,000. While orders during the quarter increased by 3.6% compared with the fourth quarter of 2002, orders are still significantly less than fiscal year 2000 and the first half of 2001, and the Company does not anticipate a return to historic demand levels for its first- and second-generation products during the remainder of 2003, and visibility beyond 2003 is limited. The decrease in license revenues was due to the termination of cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC") on March 18, 2003, effective September 18, 2003, and the expiration of a patent which provided the basis for royalties from other licensees. Going forward, license revenues will be less than prior periods unless and until the Company enters into new license arrangements. Remaining revenues from NJRC will be recognized as payments are received. The book-to-bill ratio for the first quarter of 2003 was 1.02 as compared to 1.01 for the first quarter of 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2003
                                   (Continued)

Gross margin for the first quarter of 2003 increased $745,000 (9.1%) to $8,907,000 from $8,162,000, and remained unchanged at 23.6% as a percentage of net revenues. The primary component of the increase in gross margin dollars was the increase in net revenues and changes in the revenue mix. The gross margin percentage remained unchanged despite the increase in net revenues due to a higher percentage of second-generation product shipments in the first quarter of 2003 as compared to the first quarter of 2002, along with the decrease in license revenue. Gross margins on second-generation products continue to be significantly lower than those of first-generation products. In addition, the useful lives of certain equipment in connection with the conversion of second-generation products to the FasTrak platform were shortened during the first quarter of 2003, which resulted in an incremental increase in depreciation expense of approximately $110,000 in the quarter. These items were partially offset by lower provisions for product warranty reserves and inventory reserves for potential excess raw materials in the first quarter of 2003 of approximately $900,000. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Unless and until the Company achieves higher production volumes for both the first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

Selling, general and administrative expenses were $10,324,000 for the period, an increase of $71,000 (0.7%) over the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.4% from 29.6%. The principal components of the $71,000 increase were $334,000 (8.5%) of increased compensation expense, $171,000 (34.3%) of increased advertising expenses, $144,000 (154.3%) of increased audit and tax fees, $79,000 (18.7%) of increased costs associated with the operations of the Vicor Integrated Architects ("VIAs") and $69,000 (9.6%) of increased depreciation expense. The principal component offsetting the above increases was $940,000 (67.1%) of decreased legal fees. The increase in compensation expense was partially due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. During the third quarter of 2002, the Company and its primary legal counsel for the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement, the Company realized approximately $97,000 in reduced legal expense during the first quarter of 2003. In addition, activity on these matters was significantly lower during the first quarter of 2003 as compared to the first quarter of 2002.

Research and development expenses increased $227,000 (4.4%) to $5,334,000 and decreased as a percentage of net revenues to 14.1% from 14.8%. The principal components of the $227,000 increase were $208,000 (69.1%) in increased development costs associated with the automation and test engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $94,000 (3.1%) of increased compensation expense. Approximately $268,000 of the net increase in compensation expense was due to increases in the headcount at the Company's Picor subsidiary, offset by a net reduction of $174,000 in other engineering departments. These increases were offset by a $235,000 (46.4%) reduction in project material costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2003
                                   (Continued)

Other income (expense), net increased $944,000 (166.5%) to $377,000 from ($567,000) for the same period a year ago. Other income (expense) is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002. The increase in other income (expense), net was due to the write-down of obsolete equipment of $1,159,000 in the first quarter of 2002 with no such write-downs in 2003. This was offset by decreases in interest income of approximately $330,000 due to decreases in average interest rates and the repayment of the real estate loan by the borrower in 2002.

Loss before income taxes was $6,374,000 for the first quarter of 2003 compared to a loss before income taxes of $7,765,000 for the same period in 2002.

The effective tax rate for the first quarter of 2003 was a provision of (4.0%), compared to a benefit of 36.5% for the same period in 2002. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carry-back provision allowed by a temporary change in the tax laws. Beginning in 2003, with tax rules reverting to a two-year carry-back provision, any losses incurred will be available only to offset future taxable income. Although any losses incurred in future periods will be available to offset future taxable income, due to the inherent uncertainty surrounding estimating future taxable income, if any, the Company does not expect to record a benefit for Federal and state income tax purposes in 2003. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets. A provision in 2003 is required as the Company operates in various state and international taxing jurisdictions and is subject to a variety of income and related taxes.

Diluted loss per share was $(0.16) for the first quarter of 2003, compared to diluted loss per share of $(0.12) for the first quarter of 2002.

Liquidity and Capital Resources

At March 31, 2003 the Company had $72,380,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.0:1 at March 31, 2003 compared to 8.5:1 at December 31, 2002. Working capital decreased $5,500,000, from $152,679,000 at December 31, 2002 to $147,179,000 at March 31, 2003. The
primary factors affecting the working capital decrease were a decrease in inventory of $4,067,000, a decrease in short-term investments of $3,313,000 and an increase in current liabilities of $601,000, offset by an increase in accounts receivables of $2,361,000. The primary sources of cash for the three months ended March 31, 2003 were from the net sales of short-term investments of $3,207,000. The primary use of cash for the three months ended March 31, 2003 was for the acquisition of treasury stock of $2,562,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the FasTrak platform and for the Company's new products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. While the Company expects capital spending to be higher in 2003 than 2002, it will be less than the spending levels in 2001 and 2000.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 12

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2003
                                   (Continued)

The Company anticipates that the automation and test engineering groups, which build the manufacturing equipment internally, will be spending more time in development and support and maintenance activities in 2003, the costs of which are expensed. The Company has nearly completed an upgrade to its second-generation production equipment, internally designated as FasTrak, which the Company anticipates will help to increase production capacity and reduce manufacturing costs. In February 2001, management approved approximately $16,000,000 in new capital expenditures to execute this plan. Through March 31, 2003, the Company has spent approximately $12,650,000 under this plan, of which approximately $160,000 was in construction-in-progress at March 31, 2003. It is expected that this equipment will be completed and placed into service during the second quarter of 2003, which should complete this spending plan.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $2,562,000 for the repurchase of 453,400 shares of Common Stock during the three months ended March 31, 2003. As of March 31, 2003, the Company had approximately $26,000,000 remaining under the plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2003, the Company had approximately $100,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Cost Reduction Plan

In October 2001, the Company announced a cost reduction plan. Under this plan, the Company continues to require a reduced work schedule for direct factory employees as required by production demands, and mandatory use of certain accrued personal time by all other employees. The need for this plan is reviewed by senior management on a periodic basis, and the Company expects the plan to continue for the foreseeable future.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 13

                                VICOR CORPORATION

                                 March 31, 2003

New Power System Architecture Introduced

On April 29, 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies. The Company believes the new architecture, called Factorized Power Architecture ("FPA"), will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture ("DPA"). FPA is enabled by power conversion components called V-I Chips or VICs. The first V-I Chip product offerings were introduced on May 12, 2003 and the Company expects to introduce additional Factorized Power products over the next several months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher, plc, a U.K. company, and fluctuations in foreign currency exchange rates.

As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations for these investments is not significant. The Company's short-term investments consist mainly of corporate debt securities, a major portion of which have maturities of less than one year. These debt securities are all highly rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments.

The equity price risk of the Company's investment in Scipher, plc may be material as the market price of the Scipher, plc stock has experienced significant fluctuations over the past eighteen months. At April 30, 2003, the fair value of the Company's investment in Scipher, plc was $215,000, which represents an unrealized loss of $325,000 from December 31, 2002.

The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 4
                                                                       PAGE 14

                                VICOR CORPORATION

                                 March 31, 2003

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety day period prior to the filing date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1
                                                                       PAGE 15

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2003

Item 1 - Legal Proceedings

On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint alleges breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2,200,000. The Company filed an answer denying the substantive allegations of Exar's complaint and several cross-complaints. A private mediation between the parties has been scheduled for June 2, 2003. If the parties are unable to resolve the matter through mediation, the Superior Court will set a trial date on June 27, 2003. Management of the Company does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position.

As previously disclosed in Vicor's Form 10-K for the year ended December 31, 2002, Vicor and VLT, Inc. ("VLT"), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One in the United States District Court in Boston, Massachusetts. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 2-6
                                                                       PAGE 16

                                VICOR CORPORATION

                           Part II - Other Information
                                 March 31, 2003
                                   (Continued)

Item 2 - Changes in Securities and Use of Proceeds

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

   a.    Exhibits

         Exhibit Number   Description

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   b.    Reports on Form 8-K - None

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VICOR CORPORATION

         Date: May 12, 2003               By:/s/ Patrizio Vinciarelli
                                             -------------------------
                                             Patrizio Vinciarelli
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)

         Date: May 12, 2003               By:/s/ Mark A. Glazer
                                             -------------------
                                             Mark A. Glazer
                                             Chief Financial Officer
                                             (Principal Financial Officer)

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003                                  /s/ Patrizio Vinciarelli
                                                     ------------------------
                                                     Patrizio Vinciarelli
                                                     Chief Executive Officer

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003                                  /s/ Mark A. Glazer
                                                     -----------------------
                                                     Mark A. Glazer
                                                     Chief Financial Officer