Form 10-Q
period 2003-06-30
VICOR CORP
filed 2003-08-06
CIK 751978

             ======================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     -------------------------------------
                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934



For the quarterly period ended               June 30, 2003
                               -------------------------------------------------


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

            Commission File Number              0-18277
                                   ---------------------------------------------

                                VICOR CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                         04-2742817
(State of Incorporation)                    (IRS Employer Identification Number)

                 25 Frontage Road, Andover, Massachusetts 01810
              (Address of registrant's principal executive office)

                                 (978) 470-2900
                         (Registrant's telephone number)


                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2003.


            Common Stock, $.01 par value ----------------29,925,089
            Class B Common Stock,$.01 par value -------- 11,880,100

            =======================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
Part I - Financial Information:

     Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at                      1
              June 30, 2003 and December 31, 2002

              Condensed Consolidated Statements of Operations               2
              for the three and six months ended June 30, 2003 and 2002

              Condensed Consolidated Statements of Cash Flows               3
              for the six months ended June 30, 2003 and 2002

              Notes to Condensed Consolidated Financial                     4-8
              Statements

     Item 2 - Management's Discussion and Analysis of                       9-14
              Financial Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    14-15

     Item 4 - Controls and Procedures                                       15

Part II - Other Information:

     Item 1 - Legal Proceedings                                             16

     Item 2 - Changes in Securities and Use of Proceeds                     17

     Item 3 - Defaults Upon Senior Securities                               17

     Item 4 - Submission of Matters to a Vote of                            17
              Security Holders

     Item 5 - Other Information                                             17

     Item 6 - Exhibits and Reports on Form 8-K                              18

    Signature(s)                                                            19

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1

Item 1 - Financial Statements                                          PAGE 1


                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                       Assets                                  June 30, 2003     December 31, 2002
                       ------                                  -------------     -----------------

Current assets:

    Cash and cash equivalents                                     $  76,132        $  72,120
    Short-term investments                                           34,746           28,779
    Accounts receivable, net                                         24,092           22,469
    Inventories, net                                                 24,192           30,325
    Refundable income taxes                                           2,004            8,846
    Deferred tax assets                                               7,526            8,126
    Other current assets                                              2,246            2,399
                                                                  ---------        ---------
           Total current assets                                     170,938          173,064

Property, plant and equipment, net                                   91,012           98,738
Other assets                                                          5,935            6,643
                                                                  ---------        ---------
                                                                  $ 267,885        $ 278,445
                                                                  =========        =========
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:

    Accounts payable                                              $   5,906        $   5,724
    Accrued compensation and benefits                                 3,833            3,379
    Income taxes payable                                              6,520            6,521
    Accrued liabilities                                               4,237            4,761
                                                                  ---------        ---------
           Total current liabilities                                 20,496           20,385

Deferred income taxes                                                14,312           10,027

Stockholders' equity:

    Preferred Stock                                                     --               --
    Class B Common Stock                                                119              119
    Common Stock                                                        371              371
    Additional paid-in capital                                      145,920          145,704
    Retained earnings                                               190,811          203,398
    Accumulated other comprehensive income                              216              239
    Treasury stock, at cost                                        (104,360)        (101,798)
                                                                  ---------        ---------
           Total stockholders' equity                               233,077          248,033
                                                                  ---------        ---------
                                                                  $ 267,885        $ 278,445
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                 ------------------------        ------------------------
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----

Net revenues:

       Product                                   $ 38,121        $ 36,610        $ 75,726        $ 70,690
       License                                        572             221             707             761
                                                 --------        --------        --------        --------
                                                   38,693          36,831          76,433          71,451

Costs and expenses:

       Cost of revenue                             28,156          28,148          56,989          54,606
       Selling, general and administrative         10,394          11,134          20,718          21,387
       Research and development                     5,833           5,128          11,167          10,235
                                                 --------        --------        --------        --------
                                                   44,383          44,410          88,874          86,228
                                                 --------        --------        --------        --------

Loss from operations                               (5,690)         (7,579)        (12,441)        (14,777)
Other income (expense), net                           (39)            (63)            338            (630)
                                                 --------        --------        --------        --------


Loss before income taxes                           (5,729)         (7,642)        (12,103)        (15,407)
Benefit (provision) for income taxes                 (229)          2,790            (484)          5,624
                                                 --------        --------        --------        --------
Net loss                                         $ (5,958)       $ (4,852)       $(12,587)       $ (9,783)
                                                 ========        ========        ========        ========
Net loss per common share:

       Basic                                     $  (0.14)       $  (0.11)       $  (0.30)       $  (0.23)
       Diluted                                   $  (0.14)       $  (0.11)       $  (0.30)       $  (0.23)

Shares used to compute net loss per share:

       Basic                                       41,799          42,416          41,926          42,410
       Diluted                                     41,799          42,416          41,926          42,410





                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                         ------------------------------
                                                                         June 30, 2003    June 30, 2002
                                                                         -------------    -------------

Operating activities:
     Net loss                                                              $(12,587)       $ (9,783)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                         11,294          10,642
       Other than temporary decline in investment                               387           1,078
       Amortization of bond premium                                             342            --
       Proceeds from sale of investment                                         273              17
       (Gain) on sale of investment                                              (8)           --
       (Gain)/loss on disposal of equipment                                      (4)          1,145
       Unrealized (gain) loss on foreign currency                                 4             (73)
       Tax benefit relating to stock option plans                              --                71
       Change in current assets and
           liabilities, net                                                  16,500           4,299
                                                                           --------        --------

         Net cash provided by operating activities                           16,201           7,396

Investing activities:
     Purchases of short-term investments                                    (11,405)        (28,946)
     Sale and maturities of short-term investments                            5,095          31,864
     Additions to property, plant and equipment                              (3,259)         (6,173)
     Decrease in notes receivable                                                 2           7,461
     Increase in other assets                                                  (283)           (286)
                                                                           --------        --------
         Net cash provided by (used in)
                   investing activities                                      (9,850)          3,920

Financing activities:
     Proceeds from issuance of Common Stock                                     216             218
     Acquisitions of treasury stock                                          (2,562)           --
                                                                           --------        --------
         Net cash provided by (used in)
                  financing activities                                       (2,346)            218

Effect of foreign exchange rates on cash                                          7             (58)
                                                                           --------        --------
Net increase in cash and cash equivalents                                     4,012          11,476

Cash and cash equivalents at beginning of period                             72,120          57,481
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $ 76,132        $ 68,957
                                                                           ========        ========


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2002, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2003
                                   (Unaudited)

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

                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                              ----------------------------        ----------------------------

                                                 2003              2002              2003              2002
                                              ----------        ----------        ----------        ----------

Net loss as reported                          $   (5,958)       $   (4,852)       $  (12,587)       $   (9,783)
Stock-based employee compensation cost,
     net of related tax effects                   (1,260)           (1,409)           (2,793)           (2,876)
                                              ----------        ----------        ----------        ----------
Pro forma net loss                            $   (7,218)       $   (6,261)       $  (15,380)       $  (12,659)
                                              ==========        ==========        ==========        ==========

Net loss per share, as reported:

      Basic                                   $     (.14)       $     (.11)       $     (.30)       $     (.23)
      Diluted                                 $     (.14)       $     (.11)       $     (.30)       $     (.23)

Pro forma net loss per share:

     Basic                                    $     (.17)       $     (.15)       $     (.37)       $     (.30)
     Diluted                                  $     (.17)       $     (.15)       $     (.37)       $     (.30)

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2003
                                   (Unaudited)

3.    Net Loss per Share

      The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30 (in thousands, except per share amounts):

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                   -------------------------       -------------------------
                                                     2003            2002            2003            2002
                                                   --------        --------        --------        --------
Numerator:
    Net loss                                       $ (5,958)       $ (4,852)       $(12,587)       $ (9,783)
                                                   ========        ========        ========        ========

Denominator:
    Denominator for basic loss
    per share-weighted average shares                41,799          42,416          41,926          42,410

    Effect of dilutive securities:
      Employee stock options                           --              --              --              --
                                                   --------        --------        --------        --------

    Denominator for diluted loss per
    share - adjusted weighted-average shares
    and assumed conversions                          41,799          42,416          41,926          42,410
                                                   ========        ========        ========        ========

Basic loss per share                               $  (0.14)       $  (0.11)       $  (0.30)       $  (0.23)
                                                   ========        ========        ========        ========

Diluted loss per share                             $  (0.14)       $  (0.11)       $  (0.30)       $  (0.23)
                                                   ========        ========        ========        ========

4.    Inventories

      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                         June 30, 2003   December 31, 2002
                                                                         -------------   -----------------
Raw materials ........................................................       $17,813            $22,320
Work-in-process ......................................................         2,193              2,992
Finished goods .......................................................         4,186              5,013
                                                                             -------            -------
                                                                             $24,192            $30,325
                                                                             =======            =======



                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 7

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2003
                                   (Unaudited)

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

      Product warranty activity for the six months ended June 30, 2003 was as follows (in thousands):

Balance as of December 31, 2002                               $ 1,379
Accruals for warranties for products sold in the period           280
Decrease to pre-existing warranties                              (220)
Fulfillment of warranty obligations                              (150)
                                                              -------
Balance as of June 30, 2003                                   $ 1,289
                                                              =======


6.    Comprehensive Income (Loss)


      Total comprehensive loss was ($5,969,000) and ($12,610,000) for the three and six months ended June 30, 2003, respectively, and ($4,125,000) and ($9,711,000) for the three and six months ended June 30, 2002, respectively. Other comprehensive loss consisted principally of adjustments for foreign currency translation (losses) in the amounts of ($28,000) and ($18,000) and unrealized gains (losses) on available for sale securities in the amount of $17,000 and ($5,000) for the three and six months ended June 30, 2003, respectively.

7.    Impact of Recently Issued Accounting Standards


      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 will affect the accounting required in the third quarter of 2003 for providing health benefits for employees affected by the end of the general furlough program (see Part I, Item 2 - "Cost Reduction Plan"). The Company, though, has not yet determined what the impact will be on the Company's financial position or results of operations.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 8

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2003
                                   (Unaudited)

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Interpretation is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003. The Company is currently evaluating the impact of adopting the Interpretation, but has not yet determined what effect, if any, the adoption of FIN 46 will have on the Company's financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases), whereas many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the statement will have a material effect on its financial position or results of operations.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2003

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2003

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plans," "assumes," "may," "will," "would," "continue," "prospective," "project," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including unanticipated delays in introducing additional Factorized Power products or in market acceptance of such products, and those factors described in the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Reference is made in particular to the discussions set forth below in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Part I, Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Part I, Item 3 -- "Legal Proceedings," and under Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net revenues for the second quarter of 2003 were $38,693,000, an increase of $1,862,000 (5.1%) as compared to $36,831,000 for the same period a year ago, and an increase of 2.5% on a sequential basis from the first quarter of 2003. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $1,511,000 and by an increase in license revenue of $351,000. Orders during the quarter decreased by 2.7% compared with the first quarter of 2003, and are still significantly less than fiscal year 2000 and the first half of 2001. The Company does not anticipate a return to historic demand levels for its first- and second-generation products during the remainder of 2003. The increase in license revenue was due to the receipt of two payments under the cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC") during the second quarter of 2003. NJRC terminated these agreements with the Company on March 18, 2003, effective September 18, 2003. Due to the termination, remaining revenues from NJRC are recognized only as payments are received. The book-to-bill ratio for the second quarter of 2003 was 0.98 as compared to 1.01 for the second quarter of 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2003
                                   (Continued)

Gross margin for the second quarter of 2003 increased $1,854,000 (21.4%) to $10,537,000 from $8,683,000, and increased to 27.2% from 23.6% as a percentage of net revenues. The primary component of the increase in gross margin dollars was the increase in net revenues and changes in the revenue mix. The improvement in the gross margin percentage was due to a more favorable product mix and to unit cost reductions due to productivity improvements. Gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Unless and until the Company achieves higher production volumes for both the first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

Selling, general and administrative expenses were $10,394,000 for the period, a decrease of $740,000 (6.6%) from the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased to 26.9% from 30.2%. The principal component of the $740,000 decrease was $1,406,000 (84.0%) of decreased legal fees. The principal components offsetting the above decrease were $343,000 (8.4%) of increased compensation expense, $187,000 (35.9%) of increased costs associated with the operations of the Vicor Integrated Architects ("VIAs") and $78,000 (84.0%) in increased audit and tax fees. During the third quarter of 2002, the Company and its primary legal counsel for the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement, the Company realized approximately $72,000 in reduced legal expense during the second quarter of 2003. In addition, activity on these matters was significantly lower during the second quarter of 2003 as compared to the second quarter of 2002. During the second quarter of 2003, the Company and its patent counsel reached a similar agreement on legal fees providing for a reduction in fees to be paid by the Company from January 1, 2003 to March 31, 2004. As a result of the agreement, the Company realized approximately $221,000 in reduced legal expense during the second quarter of 2003.

Research and development expenses increased $705,000 (13.7%) to $5,833,000 and increased as a percentage of net revenues to 15.1% from 13.9%. The principal components of the $705,000 increase were $486,000 (64.3%) in increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $224,000 (63.9%) of increased project material costs. The principal component offsetting the above increase was $73,000 (2.6%) of decreased compensation expense. There was a net reduction in compensation expense of $302,000 in various engineering departments, offset by a $229,000 increase at the Company's Picor subsidiary due to increases in headcount.

Other income (expense), net increased $24,000 (38.1%) to ($39,000) from ($63,000) for the same period a year ago. Other income (expense) is primarily comprised of interest income derived from invested cash and cash equivalents, short-term investments and foreign currency gains and losses, as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002. The increase in other income

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2003
                                   (Continued)

(expense), net was due to a loss of $387,000 in the second quarter of 2003 resulting from a decline in the value of the Company's investment in Scipher, plc judged to be other than temporary, compared to a loss of $1,078,000 in the second quarter of 2002. This was offset by decreases in interest income of approximately $255,000 due to decreases in average interest rates and foreign currency losses of approximately $277,000.

Loss before income taxes was $5,729,000 for the second quarter of 2003 compared to a loss before income taxes of $7,642,000 for the same period in 2002.

The effective tax rate for the second quarter of 2003 was a provision of (4.0%), compared to a benefit of 36.5% for the same period in 2002. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carry-back provision allowed by a temporary change in the tax laws. Beginning in 2003, with tax rules reverting to a two-year carry-back provision, any losses incurred will be available only to offset future taxable income. Although any losses incurred in future periods will be available to offset future taxable income, due to the inherent uncertainty surrounding estimating future taxable income, if any, the Company does not expect to record a benefit for Federal and state income tax purposes in 2003. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets. A provision in 2003 is required as the Company operates in various state and international taxing jurisdictions and is subject to a variety of income and related taxes.

Diluted loss per share was $(0.14) for the second quarter of 2003, compared to diluted loss per share of $(0.11) for the second quarter of 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net revenues for the first six months of 2003 were $76,433,000, an increase of $4,982,000 (7.0%) as compared to $71,451,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $5,036,000, partially offset by a decrease in license revenue of $54,000. Orders in the first half of 2003 are less than orders in the second half of 2002, and they are still significantly less than that of 2000 and the first half of 2001. The book-to-bill ratio was
1.00 for the first six months of 2003 compared to 1.01 for the same period a year ago.

Gross margin for the first half of 2003 increased $2,599,000 (15.4%) to $19,444,000 from $16,845,000 and increased as a percentage of net revenues from 23.6% to 25.4%. These increases were due to an increase in net revenues, a more favorable product mix, and lower provisions for product warranty reserves and inventory reserves for potential excess raw materials in the first six months of 2003 of approximately $600,000.

Selling, general and administrative expenses were $20,718,000 for the period, a decrease of $669,000 (3.1%) over the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.1% from 29.9%. The principal component of the $669,000 decrease was $2,346,000 (76.3%) of decreased

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 12

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2003
                                   (Continued)

legal fees. This decrease was offset by $653,000 (8.2%) of increased compensation expense, $265,000 (26.9%) of increased costs associated with the operations of the VIAs, $222,000 (119.1%) in increased audit and tax fees and $155,000 (11.6%) in increased advertising costs. The increase in compensation expense was partially due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. During the third quarter of 2002, the Company and its primary legal counsel for the Company's patent infringement actions (see Part II, Item 1
- "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement and the agreement with the Company's patent counsel, the Company realized approximately $378,000 in reduced legal expense during the first half of 2003. In addition, activity on these matters was significantly lower during the first half of 2003 as compared to the first half of 2002.

Research and development expenses increased $932,000 (9.1%) to $11,167,000 and increased slightly as a percentage of net revenues to 14.6% from 14.3%. The principal components of the $932,000 increase were $853,000 (60.8%) of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $81,000 (9.0%) of increased project material costs. These were offset by $131,000 (2.3%) of decreased compensation expense. There was a net reduction in compensation expense of $628,000 in various engineering departments, offset by a $497,000 increase at the Company's Picor subsidiary due to increases in headcount.

Other income (expense), net increased $968,000 (153.7%) from the same period a year ago, to $338,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, short-term investments and foreign currency gains or losses, as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002. The increase in other income (expense), net was due to the write-down of obsolete equipment of $1,159,000 in 2002 with no such write-down in 2003 and a loss of $1,078,000 in the first six months of 2002 versus a loss of $387,000 in the first six months of 2003 resulting from a decline in the value of the Company's investment in Scipher, plc judged to be other than temporary. These increases were offset by a $596,000 decrease in interest income due to a decrease in average interest rates and a decrease in foreign currency gains of $201,000.

Loss before income taxes was $12,103,000 compared to a loss before income taxes of $15,407,000 for the same period in 2002.

The effective tax rate for the six months ended June 30, 2003 was a provision of (4.0%) compared to a benefit of 36.5% for the same period a year ago.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 13

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2003
                                   (Continued)

Diluted loss per share was $(0.30) for the six months ended June 30, 2003, compared to a diluted loss per share of $(0.23) for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003 the Company had $76,132,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.3:1 at June 30, 2003 compared to 8.5:1 at December 31, 2002. Working capital decreased $2,237,000, from $152,679,000 at December 31, 2002 to $150,442,000 at June 30, 2003. The
primary factors affecting the working capital decrease were a decrease in refundable income taxes of $6,842,000 and a decrease in inventory of $6,133,000. These were offset by an increase in short-term investments of $5,967,000 and an increase in cash and cash equivalents of $4,012,000. The primary source of cash for the six months ended June 30, 2003 was $16,201,000 from operating activities. The primary uses of cash for the six months ended June 30, 2003 were for the net purchases of short-term investments of $6,310,000, acquisition of plant, property and equipment of $3,259,000 and the acquisition of treasury stock of $2,562,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the FasTrak platform and for the Company's new products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending in 2003 to be slightly below that of 2002. The Company anticipates that the automation, test and mechanical engineering groups, which build the manufacturing equipment internally, will be spending more time in development and support and maintenance activities in 2003, the costs of which are expensed.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $2,562,000 for the repurchase of 453,400 shares of Common Stock during the six months ended June 30, 2003. As of June 30, 2003, the Company had approximately $26,000,000 remaining under the plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2003, the Company had approximately $190,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 14

                                VICOR CORPORATION

                                  June 30, 2003

Cost Reduction Plan

In October 2001, the Company announced a cost reduction plan. Under this plan, the Company required a reduced work schedule for direct factory employees as required by production demands, and mandatory use of certain accrued personal time by all other employees. In consideration of an excess in factory capacity that has persisted, the potential for further improvements in productivity and the prospective lower labor content of its V-I Chips, the Company will end the general furlough program for all of its hourly factory workers effective October 10, 2003. As of this date, approximately 74% of factory workers will return to full time, productive employment. Approximately 26% of the factory workers will be notified that the Company will not continue to employ them after October 10, 2003. Affected employees that are unable to obtain other employment will be provided with health benefits until the end of 2003. Mandatory use of certain accrued personal time by all other employees is still in effect under the cost reduction plan. The need for this plan is reviewed by senior management on a periodic basis, and the Company expects the amended plan to continue for the foreseeable future.

New Power System Architecture Introduced

On April 29, 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies. The Company believes the new architecture, called Factorized Power Architecture ("FPA"), will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture ("DPA"). FPA is enabled by power conversion components called V-I Chips or VICs. The first V-I Chip product offerings were introduced on May 12, 2003 and July 7, 2003 and the Company expects to introduce additional Factorized Power products over the next several months.

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 4
                                                                         PAGE 15

                                VICOR CORPORATION

                                  June 30, 2003

The market price of the Scipher, plc stock has experienced significant fluctuations over the past two years. At June 30, 2003, the Company recorded a loss of $387,000 in the investment in Scipher, plc, for a decline in value of the investment judged to be other than temporary. At June 30, 2003 the fair value of the investment was approximately $153,000.

The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1
                                                                       PAGE 16

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2003

Item 1 - Legal Proceedings

On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint alleges breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2,200,000. The Company filed an answer denying the substantive allegations of Exar's complaint and several cross-complaints. A private mediation between the parties was held on June 2, 2003, but the parties were unable to resolve the matter through mediation. As a result, the Superior Court set a trial date for January 23, 2004. Management of the Company does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position.

As previously disclosed in Vicor's Form 10-K for the year ended December 31, 2002, Vicor and VLT, Inc. ("VLT"), a wholly owned subsidiary of the Company, were pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. Proceedings in the United States District Court in Boston, Massachusetts are currently stayed while the parties appeal various issues concerning the District Court's interpretations of certain patent claim terms to the Court of Appeals for the Federal Circuit. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company's financial position.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 2-5
                                                                       PAGE 17

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2003
                                   (Continued)

Item 2 - Changes in Securities and Use of Proceeds

      Not applicable.

Item 3 - Defaults Upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      The 2003 Annual Meeting of Stockholders of the Company was held on June 26, 2003. Under the Company's charter, each share of the Company's Common Stock entitles the holder thereof to one vote per share, and each share of the Company's Class B Common Stock entitles the holder thereof to ten votes per share.

      All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee                     Votes For       Votes Withheld
-------                     ---------       --------------
Patrizio Vinciarelli       133,516,243       2,754,161
Estia J. Eichten           133,246,858       3,023,546
Barry Kelleher             133,512,912       2,757,492
Jay M. Prager              133,513,027       2,757,377
David T. Riddiford         136,077,578         192,826
M. Michael Ansour          136,078,878         191,526
Samuel Anderson            136,078,878         191,526

      There were 0 broker non-votes and 0 abstentions on this proposal.

Item  5 - Other Information

      Not applicable.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 6
                                                                       PAGE 18

                                VICOR CORPORATION

                           Part II - Other Information
                                  June 30, 2003
                                   (Continued)


Item 6 - Exhibits and Reports on Form 8-K

a.    Exhibits

      Exhibit Number          Description

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K

The Company filed Current Reports on Form 8-K on April 17, 2003, April 29, 2003 and May 12, 2003.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VICOR CORPORATION



         Date:  August 6, 2003            By:/s/ Patrizio Vinciarelli
                                             ------------------------
                                             Patrizio Vinciarelli
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)


         Date:  August 6, 2003            By:/s/ Mark A. Glazer
                                             ------------------
                                             Mark A. Glazer
                                             Chief Financial Officer
                                             (Principal Financial Officer)