Form 10-Q
period 2003-09-30
VICOR CORP
filed 2003-11-06
CIK 751978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2003.

         Common Stock, $.01 par value------------------------29,984,459
         Class B Common Stock, $.01 par value----------------11,880,100

================================================================================

                                VICOR CORPORATION

                               INDEX TO FORM 10-Q

                                                                                              Page
                                                                                              ----
Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at
              September 30, 2003 and December 31, 2002                                           1

              Condensed Consolidated Statements of Operations
              for the three and nine months ended September 30, 2003 and 2002                    2

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2003 and 2002                              3

              Notes to Condensed Consolidated Financial
              Statements                                                                       4-9

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                   10-15

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      15-16

    Item 4 - Controls and Procedures                                                            16

Part II - Other Information:

    Item 1 - Legal Proceedings                                                                  17

    Item 2 - Changes in Securities and Use of Proceeds                                          18

    Item 3 - Defaults Upon Senior Securities                                                    18

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                                                   18

    Item 5 - Other Information                                                                  18

    Item 6 - Exhibits and Reports on Form 8-K                                                   18

    Signature(s)                                                                                19

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1

Item 1 - Financial Statements                                          PAGE 1

                                VICOR CORPORATION

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                       September 30, 2003       December 31, 2002
                                                       ------------------       -----------------
                        Assets

Current assets:

    Cash and cash equivalents                               $  64,248               $  72,120
    Short-term investments                                     48,184                  28,779
    Accounts receivable, net                                   21,145                  22,469
    Inventories, net                                           23,005                  30,325
    Refundable income taxes                                     1,419                   8,846
    Deferred tax assets                                         7,526                   8,126
    Other current assets                                        1,993                   2,399
                                                            ---------               ---------
           Total current assets                               167,520                 173,064

Property, plant and equipment, net                             86,601                  98,738
Other assets                                                    6,914                   6,643
                                                            ---------               ---------
                                                            $ 261,035               $ 278,445
                                                            =========               =========
         Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                          $ 5,716                 $ 5,724
    Accrued compensation and benefits                           4,481                   3,379
    Income taxes payable                                        5,741                   6,521
    Accrued liabilities                                         4,490                   4,761
                                                            ---------               ---------
           Total current liabilities                           20,428                  20,385

Deferred income taxes                                          14,295                  10,027

Stockholders' equity:

    Preferred Stock                                                 -                       -
    Class B Common Stock                                          119                     119
    Common Stock                                                  372                     371
    Additional paid-in capital                                146,298                 145,704
    Retained earnings                                         183,691                 203,398
    Accumulated other comprehensive income                        192                     239
    Treasury stock, at cost                                  (104,360)               (101,798)
                                                            ---------               ---------
           Total stockholders' equity                         226,312                 248,033
                                                            ---------               ---------
                                                            $ 261,035               $ 278,445
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                              September 30,
                                                       ------------------                         -----------------
                                                       2003          2002                         2003         2002
                                                       ----          ----                         ----         ----
Net revenues:

       Product                                      $ 35,815        $ 39,095                   $111,541        $109,785
       License                                            62             408                        769           1,169
                                                    --------        --------                   --------        --------
                                                      35,877          39,503                    112,310         110,954

Costs and expenses:

       Cost of revenue                                27,290          29,380                     84,279          83,986
       Selling, general and administrative            10,230           9,646                     30,948          31,033
       Research and development                        6,046           5,089                     17,213          15,324
                                                    --------        --------                   --------        --------
                                                      43,566          44,115                    132,440         130,343
                                                    --------        --------                   --------        --------

Loss from operations                                  (7,689)         (4,612)                   (20,130)        (19,389)

Other income (expense), net                             (114)            478                        224            (152)
                                                    --------        --------                   --------        --------

Loss before income taxes                              (7,803)         (4,134)                   (19,906)        (19,541)

Benefit for income taxes                                 683           1,509                        199           7,133
                                                    --------        --------                   --------        --------

Net loss                                            $ (7,120)       $ (2,625)                  $(19,707)       $(12,408)
                                                    ========        ========                   ========        ========

Net loss per common share:
       Basic                                        $  (0.17)       $  (0.06)                  $  (0.47)       $  (0.29)
       Diluted                                      $  (0.17)       $  (0.06)                  $  (0.47)       $  (0.29)

Shares used to compute
  net loss per share:
       Basic                                          41,851          42,328                     41,901          42,383
       Diluted                                        41,851          42,328                     41,901          42,383

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                VICOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                            --------------------------------------------
                                                            September 30, 2003        September 30, 2002
                                                            ------------------        ------------------
Operating activities:
     Net loss                                                   $ (19,707)                $ (12,408)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                               16,824                    16,007
       Amortization of bond premium                                   526                         -
       Other than temporary decline in investment                     387                     1,078
       Loss on disposal of equipment                                  329                     1,157
       Proceeds from sale of investment                               273                         -
       Loss on sale of investment                                     100                         5
       Unrealized gain on foreign currency                             (1)                      (35)
       Tax benefit relating to stock option plans                       -                        76
       Change in current assets and
           liabilities, net                                        21,424                     8,028
                                                                ---------                 ---------
         Net cash provided by operating activities                 20,155                    13,908

Investing activities:
     Purchases of short-term investments                          (30,397)                  (34,487)
     Sale and maturities of short-term investments                 10,322                    35,221
     Additions to property, plant and equipment                    (4,571)                   (8,453)
     (Increase) decrease in notes receivable                           (1)                    7,341
     Increase in other assets                                      (1,333)                     (474)
                                                                ---------                 ---------

         Net cash used in investing activities                    (25,980)                     (852)

Financing activities:
     Proceeds from issuance of Common Stock                           595                       224
     Acquisitions of treasury stock                                (2,562)                     (578)
                                                                ---------                 ---------

         Net cash used in financing activities                     (1,967)                     (354)

Effect of foreign exchange rates on cash                              (80)                      (70)
                                                                ---------                 ---------

Net (decrease) increase in cash and cash equivalents               (7,872)                   12,632

Cash and cash equivalents at beginning of period                   72,120                    57,481
                                                                ---------                 ---------
Cash and cash equivalents at end of period                      $  64,248                 $  70,113
                                                                =========                 =========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                VICOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2002, contained in the Company's annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2003
                                   (Unaudited)

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

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                     ------------------            -----------------
                                                     2003          2002           2003            2002
                                                     ----          ----           ----            ----
Net loss as reported                               $ (7,120)     $ (2,625)     $ (19,707)      $ (12,408)
Stock-based employee compensation cost,
     net of related tax effects                        (803)       (1,483)        (3,462)         (4,359)
                                                   --------      --------      ---------       ---------
Pro forma net loss                                 $ (7,923)     $ (4,108)     $ (23,169)      $ (16,767)
                                                   ========      ========      =========       =========

Net loss per share, as reported:
      Basic                                        $   (.17)     $   (.06)     $    (.47)      $    (.29)
      Diluted                                      $   (.17)     $   (.06)     $    (.47)      $    (.29)

Pro forma net loss per share:
     Basic                                         $   (.19)     $   (.10)     $    (.55)      $    (.40)
     Diluted                                       $   (.19)     $   (.10)     $    (.55)      $    (.40)

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2003
                                   (Unaudited)

3. Net Loss per Share

         The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30 (in thousands, except per share amounts):

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                         ------------------               --------------------
                                                         2003          2002               2003            2002
                                                         ----          ----               ----            ----
Numerator:
    Net loss                                           $ (7,120)      $(2,625)         $ (19,707)      $ (12,408)
                                                       ========       =======          =========       =========

Denominator:
    Denominator for basic loss
    per share-weighted average shares                    41,851        42,328             41,901          42,383

    Effect of dilutive securities:
      Employee stock options
                                                              -             -                  -               -
                                                       --------       -------          ---------       ---------
    Denominator for diluted loss per
    share - adjusted weighted-average shares
    and assumed conversions                              41,851        42,328             41,901          42,383
                                                       ========       =======          =========       =========

Basic loss per share                                   $  (0.17)      $ (0.06)         $   (0.47)      $   (0.29)
                                                       ========       =======          =========       =========

Diluted loss per share                                 $  (0.17)      $ (0.06)         $   (0.47)      $   (0.29)
                                                       ========       =======          =========       =========

4. Inventories

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 2003 and December 31, 2002 (in thousands):

                                           September 30, 2003       December 31, 2002
                                           ------------------       -----------------
Raw materials.....................              $ 16,483                $ 22,320
Work-in-process...................                 2,191                   2,992
Finished goods....................                 4,331                   5,013
                                                --------                --------
                                                $ 23,005                $ 30,325
                                                ========                ========

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 7

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2003
                                   (Unaudited)

5. Investment

         In August 2003, the Board of Directors approved the investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation ("GWS"). A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company. In addition to the investment, the Company and GWS have entered into a cross-license agreement and the Company purchases certain components from GWS. These purchases have not been significant in 2003.

         The Company considered the requirements of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," in accounting for the investment in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18 (APB 18), "The Equity Method for Accounting for Investments in Common Stock," as a cost method investment since it does not have significant influence over GWS. The investment in GWS is included in other assets in the condensed consolidated balance sheet at September 30, 2003. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investment in GWS should be taken.

6. Product Warranties

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

         Product warranty activity for the nine months ended September 30, 2003 was as follows (in thousands):

         Balance as of December 31, 2002                                $ 1,379
         Accruals for warranties for products sold in the period            507
         Fulfillment of warranty obligations and revisions of
           estimated obligations                                           (628)
                                                                        -------
         Balance as of September 30, 2003                               $ 1,258
                                                                        =======

7. Income Taxes

         During the third quarter, the Company revised its estimated effective tax rate expected to be applicable for the full year 2003 to an expected tax benefit of 1% based on the reduced impact of state and international taxes as a result of higher anticipated losses for the full year 2003 and the revised estimated impact of expected benefits of certain items including foreign sales corporation tax benefits and related items. The effect of the revision of the estimated effective tax rate on the results for the third quarter was approximately $1,000,000. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carry-back provision allowed by a temporary change in the tax laws. Beginning

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 8

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2003
                                   (Unaudited)

7. Income Taxes (continued)

         in 2003, with tax rules reverting to a two-year carry-back provision, any losses incurred will be available only to offset future taxable income. Although losses incurred in future periods will be available to offset future taxable income, due to the inherent uncertainty surrounding estimating future taxable income, if any, the Company now expects to record a small benefit for Federal and state income tax purposes in 2003 of approximately 1%. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets. The Company operates in various state and international taxing jurisdictions and is subject to a variety of income and related taxes.

8. Comprehensive Income (Loss)

         Total comprehensive loss was ($7,144,000) and ($19,754,000) for the three and nine months ended September 30, 2003, respectively, and ($2,693,000) and ($12,404,000) for the three and nine months ended September 30, 2002, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains in the amounts of $35,000 and $17,000 and unrealized losses on available for sale securities in the amount of ($59,000) and ($64,000) for the three and nine months ended September 30, 2003, respectively.

9. Impact of Recently Issued Accounting Standards

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. In accordance with FAS 146, the Company provided $300,000 in cost of revenue during the third quarter of 2003 for separation costs, consisting of mostly health benefits for employees affected by the end of the general furlough program (see Part I, Item 2
         - "Cost Reduction Plan").

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 9

                                VICOR CORPORATION

        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2003
                                   (Unaudited)

9. Impact of Recently Issued Accounting Standards (continued)

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Interpretation is effective prospectively for all variable interests obtained subsequent to January 31, 2003. For variable interests existing prior to February 1, 2003, consolidation will be required in financial statements issued for the first period ending after December 15, 2003. The Company is currently evaluating the impact of adopting the Interpretation, but has not yet determined what effect, if any, the adoption of FIN 46 will have on the Company's financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases), whereas many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on the Company's financial position or results of operations.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-21 (EITF 00-21), "Multiple Element Arrangements." EITF 00-21 is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. In some instances, EITF 00-21 may require deliverables in a multi-element transaction to be accounted for separately, whereas previously those deliverables might have been accounted for as a single unit of accounting. The adoption of EITF 00-21 did not have a significant impact on the Company's financial position or results of operations.

10. Subsequent Event

         On October 20, 2003, the Company announced that it has entered into a non-exclusive license with Celestica, Inc. to manufacture and sell the V-I Chip product family.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2003

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2003

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "expects," "anticipates," "intend," "estimate," "plans," "assumes," "may," "will," "would," "continue," "prospective," "project," and other similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including unanticipated delays in introducing additional Factorized Power products or in market acceptance of such products, our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs and to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, and those factors described in the risk factors set forth in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Reference is made in particular to the discussions set forth below in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Annual Report on Form 10-K under Part I, Item 1 -- "Business -- Second-Generation Automated Manufacturing Line," "--Competition," "--Patents," "--Licensing," and "--Risk Factors," under Part I, Item 3 -- "Legal Proceedings," and under Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net revenues for the third quarter of 2003 were $35,877,000, a decrease of $3,626,000 (9.2%) as compared to $39,503,000 for the same period a year ago, and a decrease of 7.3% on a sequential basis from the second quarter of 2003. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $3,280,000 and by a decrease in license revenue of $346,000. Orders during the quarter increased by 0.4% compared with the second quarter of 2003, and are still significantly less than fiscal year 2000 and the first half of 2001. The Company does not anticipate a return to historic demand levels for its first- and second-generation products during the remainder of 2003. The decrease in license revenue was due to the termination of cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC") on March 18, 2003, effective September 18, 2003, and the expiration of a patent which provided the basis for royalties from other licensees. Going forward, license revenues will be less than prior periods unless and until the Company enters

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2003
                                   (Continued)

into new license arrangements. Remaining revenues from NJRC will be recognized as payments are received. The book-to-bill ratio for the third quarter of 2003 was 1.05 as compared to 1.01 for the third quarter of 2002.

Gross margin for the third quarter of 2003 decreased $1,536,000 (15.2%) to $8,587,000 from $10,123,000, and decreased to 23.9% from 25.6% as a percentage of net revenues. The primary component of the decrease in gross margin dollars and percentage were due to the decrease in net revenues, changes in the revenue mix and $300,000 of separation costs, consisting of mostly health benefits that the Company will provide to those affected employees associated with the end of the general furlough program (see Part I, Item 2 - "Cost Reduction Plan"). Gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company continues to refine the design, processes, equipment and parts associated with second-generation products. Unless and until the Company achieves higher production volumes for both the first- and second-generation products and attains higher yield levels and component cost reductions on second-generation products, gross margins will continue to be adversely affected.

Selling, general and administrative expenses were $10,230,000 for the period, an increase of $584,000 (6.1%) from the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses increased to 28.5% from 24.4% primarily due to the reduction in net revenues. The principal components of the $584,000 increase were $244,000 (5.8%) of increased compensation expense, $230,000 (47.5%) of increased costs associated with the operations of the Vicor Integrated Architects ("VIAs") and $220,000 (108.3%) of increased legal fees. The principal component offsetting the above increase was $180,000 (17.2%) of decreased commission costs due to decreased product sales.

Research and development expenses increased $957,000 (18.8%) to $6,046,000 and increased as a percentage of net revenues to 16.9% from 12.9% primarily due to the reduction in net revenues. The principal components of the $957,000 increase were $632,000 (93.9%) in increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, $249,000 (69.4%) of increased compensation expense due to increases in headcount at the Company's Picor subsidiary and $166,000 (42.4%) of increased project material costs. The principal component offsetting the above increase was a net reduction in compensation expense of $238,000 (9.4%) in various engineering departments.

Other income (expense), net decreased $592,000 (123.8%) to ($114,000) from $478,000 for the same period a year ago. Other income (expense) is primarily comprised of interest income derived from invested cash and cash equivalents, short-term investments and foreign currency gains and losses. The decrease in other income (expense), net was due to a write-down of obsolete equipment of $333,000 compared with a $12,000 write-down in the third quarter of 2002, an increase in the minority interest in the net income of two VIA subsidiaries of $156,000 and a decrease in interest income of approximately $45,000 due to decreases in average interest rates.

Loss before income taxes was $7,803,000 for the third quarter of 2003 compared to a loss before income taxes of $4,134,000 for the same period in 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 12

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2003
                                   (Continued)

During the third quarter, the Company revised its estimated effective tax rate expected to be applicable for the full year 2003 to an expected tax benefit of 1% based on the reduced impact of state and international taxes as a result of higher anticipated losses for the full year 2003 and the revised estimated impact of expected benefits of certain items including foreign sales corporation tax benefits and related items. The effect of the revision of the estimated effective tax rate on the results for the third quarter was approximately $1,000,000. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carry-back provision allowed by a temporary change in the tax laws. Beginning in 2003, with tax rules reverting to a two-year carry-back provision, any losses incurred will be available only to offset future taxable income. Although losses incurred in future periods will be available to offset future taxable income, due to the inherent uncertainty surrounding estimating future taxable income, if any, the Company now expects to record a small benefit for Federal and state income tax purposes in 2003 of approximately 1%. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets. The Company operates in various state and international taxing jurisdictions and is subject to a variety of income and related taxes.

Diluted loss per share was $(0.17) for the third quarter of 2003, compared to diluted loss per share of $(0.06) for the third quarter of 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net revenues for the first nine months of 2003 were $112,310,000, an increase of $1,356,000 (1.2%) as compared to $110,954,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $1,756,000, partially offset by a decrease in license revenue of $400,000. Orders in the first nine months of 2003 are slightly less than orders in the last nine months of 2002, and they are still significantly less than that of 2000 and the first half of 2001. The book-to-bill ratio remained unchanged at 1.01 for the first nine months of 2003 compared to the same period a year ago.

Gross margin for the first nine months of 2003 increased $1,063,000 (3.9%) to $28,031,000 from $26,968,000 and increased as a percentage of net revenues from 24.3% to 25.0%. These increases were due to an increase in net revenues, a more favorable product mix, and lower provisions for product warranty reserves in the first nine months of 2003 of approximately $830,000 compared to the same period in 2002.

Selling, general and administrative expenses were $30,948,000 for the period, a decrease of $85,000 (0.3%) over the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.6% from 28.0%. The principal component of the $85,000 decrease was $2,125,000 (64.8%) of decreased legal fees. This decrease was offset by $897,000 (7.4%) of increased compensation expense, $495,000 (33.7%) of increased costs associated with the operations of the VIAs, $300,000 (107.3%) in increased audit and tax fees, $135,000 (69.5%) of increased expenses associated with the international operations and $135,000 (19.4%) in increased transportation costs. The increase in compensation expense was due to compensation expense increases at certain international subsidiaries and the Company's Westcor division, and to the completion in the

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 13

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2003
                                   (Continued)

first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. The decrease in legal expense was primarily due to significantly lower activity on the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") than in 2002. In addition, during the third quarter of 2002, the Company and its primary legal counsel for the Company's patent infringement actions reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement and an agreement with the Company's patent counsel, the Company realized approximately $442,000 in reduced legal expense during the first nine months of 2003.

Research and development expenses increased $1,889,000 (12.3%) to $17,213,000 and increased as a percentage of net revenues to 15.3% from 13.8%. The principal components of the $1,889,000 increase were $1,485,000 (71.5%) of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $247,000 (19.2%) of increased project material costs. These were offset by $120,000 (1.4%) of decreased compensation expense. There was a net reduction in compensation expense of $866,000 in various engineering departments, offset by a $746,000 increase at the Company's Picor subsidiary due to increases in headcount.

Other income (expense), net increased $376,000 (247.4%) from the same period a year ago, to $224,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents, short-term investments and foreign currency gains or losses, as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002. The increase in other income (expense), net was due to the write-down of obsolete equipment of $1,157,000 in 2002 compared with $329,000 of write-downs in 2003 and a loss of $1,078,000 in the first nine months of 2002 compared to a loss of $391,000 in the first nine months of 2003 resulting from a decline in the value of the Company's investment in Scipher, plc judged to be other than temporary. These increases were offset by a $639,000 decrease in interest income due to a decrease in average interest rates, an increase in the minority interest in the net income of two VIA subsidiaries of $351,000 and a decrease in foreign currency gains of $216,000.

Loss before income taxes was $19,906,000 compared to a loss before income taxes of $19,541,000 for the same period in 2002.

The effective tax rate for the nine months ended September 30, 2003 was a benefit of 1.0% compared to a benefit of 36.5% for the same period a year ago. (See discussion of the effective tax rate on page 12).

Diluted loss per share was $(0.47) for the nine months ended September 30, 2003, compared to a diluted loss per share of $(0.29) for the nine months ended September 30, 2002.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 14

                                VICOR CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 2003
                                   (Continued)

Liquidity and Capital Resources

At September 30, 2003 the Company had $64,248,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.2:1 at September 30, 2003 compared to 8.5:1 at December 31, 2002. Working capital decreased $5,587,000, from $152,679,000 at December 31, 2002 to $147,092,000 at September
30, 2003. The primary factors affecting the working capital decrease were a decrease in cash and cash equivalents of $7,872,000, a decrease in refundable income taxes of $7,427,000, a decrease in inventory of $7,320,000 and a decrease in accounts receivable of $1,324,000. These decreases were offset by an increase in short-term investments of $19,405,000. The primary source of cash for the nine months ended September 30, 2003 was $20,155,000 from operating activities. The primary uses of cash for the nine months ended September 30, 2003 were for the net purchases of short-term investments of $20,075,000, acquisition of plant, property and equipment of $4,571,000 and the acquisition of treasury stock of $2,562,000.

The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the FasTrak platform and for the Company's new products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending in 2003 to be below that of 2002. The Company's automation, test and mechanical engineering groups, which build the manufacturing equipment internally, are spending more time in development and support and maintenance activities in 2003, the costs of which are expensed.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $2,562,000 for the repurchase of 453,400 shares of Common Stock during the nine months ended September 30, 2003. As of September 30, 2003, the Company had approximately $26,000,000 remaining under the plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2003, the Company had approximately $205,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 15

                                VICOR CORPORATION

                               September 30, 2003

Cost Reduction Plan

In October 2001, the Company announced a cost reduction plan. Under this plan, the Company required a reduced work schedule for direct factory employees as required by production demands, and mandatory use of certain accrued personal time by all other employees. The Company had previously announced that in consideration of an excess in factory capacity that has persisted, the potential for further improvements in productivity and the prospective lower labor content of its V-I Chips, the Company would end the general furlough program for all of its hourly factory workers effective October 10, 2003. During the quarter, approximately 270 hourly factory workers were notified that the Company would not continue to employ them. Those employees that were unable to obtain other employment will be provided with health benefits until the end of 2003. As a result, in accordance with FAS 146, the Company provided $300,000 in separation costs in cost of revenue during the quarter for these benefits. Mandatory use of certain accrued personal time by all other employees is still in effect under the cost reduction plan. The need for this plan is reviewed by senior management on a periodic basis, and the Company expects the amended plan to continue for the foreseeable future.

New Power System Architecture Introduced

On April 29, 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies. The Company believes the new architecture, called Factorized Power Architecture ("FPA"), will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture ("DPA"). FPA is enabled by power conversion components called V-I Chips or VICs. The first V-I Chip product offerings were introduced on May 12, 2003 and July 7, 2003 and the Company expects to introduce additional Factorized Power products over the next several months. On October 20, 2003, the Company announced that it has entered into a non-exclusive license with Celestica, Inc. to manufacture and sell the V-I Chip product family.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 4
                                                                       PAGE 16

                                VICOR CORPORATION

                               September 30, 2003

The market price of the Scipher, plc stock has experienced significant fluctuations over the past two years. At September 30, 2003 the fair value of the investment was approximately $200,000.

The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. ("VJCL") and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1
                                                                       PAGE 17

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2003

Item 1 - Legal Proceedings

On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint alleges breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2,200,000. The Company filed an answer denying the substantive allegations of Exar's complaint and several cross-complaints. A private mediation between the parties was held on June 2, 2003, but the parties were unable to resolve the matter through mediation. As a result, the Superior Court set a trial date for February 13, 2004. Management of the Company does not expect that the ultimate resolution of the California lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position.

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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 2-6
                                                                       PAGE 18

                                VICOR CORPORATION

                           Part II - Other Information
                               September 30, 2003
                                   (Continued)


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

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

    b.    Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on July 8, 2003 (Items 7 and 9) and on July 16, 2003 (Items 7 and 9).

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

                                         VICOR CORPORATION

         Date:  November 5, 2003         By:/s/ Patrizio Vinciarelli
                                            ----------------------------------
                                            Patrizio Vinciarelli
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)

         Date:  November 5, 2003         By:/s/ Mark A. Glazer
                                            ---------------------------------
                                            Mark A. Glazer
                                            Chief Financial Officer
                                            (Principal Financial Officer)