Form 10-K
period 2003-12-31
VICOR CORP
filed 2004-03-11
CIK 751978

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           ---------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                                             -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       ------------      ---------------

                       Commission file number 0-18277

                                VICOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  04-2742817
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS employer identification no.)
   incorporation or organization)

               25 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS    01810
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $189,971,367 as of June 30, 2003.

On February 27, 2004, there were 30,048,204 shares of Common Stock outstanding and 11,868,100 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 2004 annual meeting of stockholders are incorporated by reference into Part III.

PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "would," "should," "plans," "expects," "anticipates," "believes," "is designed to," "continue," "estimate," "project," "intend," "assumes," "prospective" and other similar expressions identify forward-looking statements. These statements are based upon the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no assurances. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth in this Annual Report on Form 10-K under
Part I, Item 1 - "Business - Second-Generation Automated Manufacturing Line," "- Competition," "- Patents," "- Licensing," and "- Risk Factors," under Part I,
Item 3 - "Legal Proceedings," and under Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 1 - BUSINESS

THE COMPANY

     Vicor Corporation was incorporated in Delaware in 1981. Unless the context indicates otherwise, the term "Company" means Vicor Corporation and its consolidated subsidiaries. The Company designs, develops, manufactures and markets modular power components and complete power systems, many of which use an innovative, high frequency electronic power conversion technology called "zero current and zero voltage switching." The Company's principal product lines are covered by one or more United States and foreign patents. Power systems, a central element in any electronic system, convert power from a primary power source (e.g., a wall outlet or battery source) into the stable DC voltages that are required by most contemporary electronic circuits.

     In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation ("FSC"). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects ("VIAs"), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2003 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. ("VJCL"). VJCL markets and sells the Company's products and provides customer support in Japan. In 2001, the Company established a new subsidiary, Picor Corporation ("Picor"), which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor's products or to third parties for separate applications. The Company's Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company's financial statements.

     The Company maintains a website with the address www.vicorpower.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

     Modular Power Converters

     The Company currently offers four first-generation families of component-level DC-DC power converters: the VI-200, VI-J00, MI-200, and MI-J00 families. Designed to be mounted directly on a printed circuit board assembly and soldered in place using contemporary manufacturing processes, each family comprises a comprehensive set of products which are offered in a wide range of input voltage, output voltage and power ratings. This allows end users to select products appropriate to their individual applications. The product families differ in maximum power ratings, performance characteristics, package size and, in certain cases, in target market.

     Since 1998, the Company has introduced four families of its second-generation of high power density, component-level DC-DC converters. In 1998, the 48 Volt input family was introduced, which was designed for the telecommunications market as well as for distributed power systems. The products consist of modules with the most popular output voltages in all three of the Company's second-generation standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro). Output power levels from 50 to 500 Watt are covered by these second-generation products. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watt. In 2001, a 24 Volt input family was added to the standard second-generation product line to address additional telecommunications, industrial and defense market opportunities.

     The Vicor Design Assistance Computer ("VDAC") was introduced for general use in 2000 and is a proprietary system which enables Vicor's customers to specify on-line, and verify in real time, the performance and attributes of second-generation DC-DC converters. Using patented technology, VDAC enables the design of second-generation DC-DC converters with any output voltage between 2 and 48 Volt and with any input voltage from 18 to 425 Volt, with an input voltage range of up to 2.1:1. All of the Vicor established brick standards, full-, half- and quarter-size, are available. Output power is selectable over a continuous range of 20 to 500 Watt per module and modules can be configured in fault-tolerant arrays capable of delivering several kilowatts.

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

     Factorized Power Architecture

     On April 29, 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture ("FPA"). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture ("DPA"). Factorized Power maximizes the competitiveness of a power system with a high degree of systems flexibility, power density, conversion efficiency, transient responsiveness, noise performance and reliability. FPA is enabled by power conversion components called V-I Chips or VICs. V-I Chips deliver up to 300 Watt of power in a surface-mount ("SMD") ball-grid array ("BGA") package occupying less than 0.25 cubic-inch of space, with power densities up to 1,170 Watt per cubic-inch, which represents a seven to eight times improvement over the Company's second-generation products.

       In May 2003, the Company introduced the first family of products based on this new technology, 48 Volt to 12 Volt Bus Converter Modules ("BCM") for conventional Intermediate Bus Architecture applications. In July 2003, the Company introduced its first V-I Chip(TM) Voltage Transformation Module ("VTM"). VTMs are designed to meet the demands of advanced Digital Signal Processors ("DSP"), Field Programmable Gate Arrays ("FPGA"), Application Specific Integrated Circuits ("ASIC"), processor cores and microprocessor applications at the point of load ("POL") while providing isolation from input to output. They may be paralleled to deliver hundreds of Amperes. In January 2004, the Company announced the availability of the first members of its 48 Volt Intermediate Bus Converter Modules ("IBCs"). Offered in standard 1/4 brick format and operating from a 38-55 Volt dc input, the IBC family consists of ten fixed ratio standard models with nominal outputs from 3 to 48 Volt dc delivering up to 100 Amperes or 600 Watt. Small quantities of these products are currently available as the Company continues to develop its manufacturing capacity and channels. The Company expects to introduce additional Factorized Power products during 2004.

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

     In 2002, the MicroRAM (uRAM) was introduced. This product, designed by the Company's Picor subsidiary, performs a function similar to the VI-RAM product in a smaller package at a lower price. In 2003, Picor introduced two new families of products, the QPO (QuietPower(TM) - Output Ripple Attenuation SiP) and QPI (QuietPower(TM) - 12 Amp Active EMI Filter for DC-DC Converters). The QPO performs a similar function to the uRAM in a smaller, lower cost surface mount package. Different QPO models allow customers to solve unique output noise problems. The QPI filters unwanted Electro-Magnetic Interference ("EMI") from the input supply bus. The product is targeted at the telecom market and the emerging Advanced Telecommunication Computing Architecture ("ATCA") segment.

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

SALES AND MARKETING

     The Company sells its products through a network of 29 independent sales representative organizations in North and South America; internationally, 52 independent distributors are utilized. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company's world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, in VIA locations in Oceanside, California and Cedar Park, Texas, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.

     Export sales, as a percentage of total net revenues, were approximately 38%, 34% and 36%, in 2003, 2002 and 2001, respectively.

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

Telecommunications:                               Military / Defense:
     Central Office Systems                            Secure Communications Equipment
     Fiber Optic Systems                               Unmanned Airborne / Remotely Piloted Vehicles
     Cellular Telecommunications                       Aircraft/Weapons Test Equipment
     Microwave Communications                          Ruggedized Computers
     ATM Switches                                      Electronic Warfare Equipment
     Paging Equipment                                  Reconnaissance/Targeting Systems
     Broadcast Equipment                               Global Positioning Systems
     Remote Telemetry Equipment                        Missile Defense Systems
     Cable Head End Equipment                          Radio / Telemetry Systems
     Power Amplifiers                                  NBC Detection Equipment

Industrial:                                       Information Technology:
     Process Control Equipment                         RAID Systems
     Medical Equipment                                 Parallel Processors
     Seismic Equipment                                 Data Storage Systems
     Test Equipment                                    Network Servers
     Transportation Systems                            Enterprise Servers
     Agricultural Equipment                            File Servers
     Material Handling Equipment                       Optical Switches
     Marine Products
     Commercial Avionics

     For the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of net revenues.

BACKLOG

     As of December 31, 2003, the Company had a backlog of approximately $37.0 million compared to $31.9 million at December 31, 2002. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

RESEARCH AND DEVELOPMENT

     As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company's research and development efforts are focused in four areas: continued enhancement of the Company's patented technology; expansion of the Company's families of component level DC-DC converter products; development of the new FPA products and power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $23.4 million, $20.5 million and $20.2 million in research and development in 2003, 2002 and 2001, respectively. Investment in research and development represented 15.5%, 13.4% and 10.3% of net revenues in 2003, 2002 and 2001, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.

MANUFACTURING

     The Company's principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.

     The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity, as needed. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company's new FPA products (see Part I, Item I - "The Products - Factorized Power Architecture").

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

SECOND-GENERATION AUTOMATED MANUFACTURING LINE

     Revenues of second-generation products increased by 6% in 2003 over 2002, unit production decreased 4%, and orders increased 13%. Both first- and second-generation products are sold to similar customers. Gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company completed an upgrade to its second-generation production equipment, internally designated as FasTrak, which the Company anticipates will help to increase production capacity and reduce costs. Approximately $900,000 of equipment was placed into service related to the FasTrak program in 2003 ($3.3 million in 2002). It will take several quarters before these steps will be fully implemented and their effects realized. Gross margins during 2004 will continue to be negatively impacted unless and until the Company is able to achieve higher production volumes and attains higher yield levels and component cost reductions on second-generation products. The Company continues to actively work towards improving yields and reducing the cost of components on second-generation products. There can be no assurance that such volumes, yields or cost reductions can be attained.

COMPETITION

     The power conversion industry is highly competitive. Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of Invensys, plc; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec Power, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company's competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. The Company bases its competitive strategy on technical innovation, product performance, service and technical support, and in offering a broad product line. The principal methods of competition in the markets in which the Company's products compete are price, performance and the level of service and technical support offered.

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

     The Company has been issued 84 patents in the United States (which expire between 2004 and 2021), 31 in Europe (which expire between 2004 and 2015), and 25 in Japan (which expire between 2004 and 2016). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company's patents will prove to be enforceable (see, e.g., Part I, Item 3 - "Legal Proceedings"). While some of the Company's patents are deemed materially important to the Company's operations, the Company believes that no one patent is essential to the success of the Company.

LICENSING

     In addition to generating revenue, licensing is an element of the Company's strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company generally retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company's wholly-owned subsidiary, VLT, Inc., which owns the Company's patents. Revenues from licensing arrangements have not exceeded 10% of the Company's consolidated revenues in any of the last three fiscal years.

     On March 28, 2001, the Company announced that its wholly-owned subsidiaries, Vicor Hong Kong Ltd. ("VHK") and VLT, Inc. ("VLT"), had entered into cooperative agreements with Nagano Japan Radio Company, Ltd. ("NJRC"). On March 18, 2003, NJRC gave VHK and VLT notice of termination of the agreements, effective September 18, 2003. In January 2004, the Company received a final royalty payment from NJRC.

     On October 20, 2003, the Company announced that it entered into a non-exclusive license with Celestica Corporation to manufacture and sell the V-I Chip Product Family. V-I Chips are the building blocks of the new FPA products that Vicor announced in April 2003.

EMPLOYEES

     As of December 31, 2003, the Company employed approximately 1,190 full time and 80 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item I - "Risk Factors").

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP AND MARKET LEADING-EDGE, COST EFFECTIVE PRODUCTS.

     The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on the Company's results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality could have a material adverse affect on the Company's competitive position and results of operations. Specifically, the Company may not be successful in leveraging the newly introduced V-I Chips in standard products to promote market acceptance of Factorized Power.

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

OUR CONVERSION OF SECOND-GENERATION PRODUCTS TO THE FASTRAK PLATFORM MAY NOT PROGRESS AS PLANNED.

     The Company continues the process of converting second-generation products to a new FasTrak platform. This involved the installation of new automated manufacturing equipment, which has been completed, and the qualification of all products converted over to the new platform, which is still in process. The Company believes that this conversion will ultimately result in lower unit costs and improved manufacturing yields. There can be no assurance that the qualification of products will be completed as scheduled or that the expected results of the conversion of second-generation products to the FasTrak platform will be achieved. In addition, the process of conversion could result in excess supplies of raw materials that are no longer needed for the converted products. Additional inventory reserves could be required for potentially slow moving or obsolete inventory which could negatively impact the Company's future operating results. Also, once the conversion is completed, certain second-generation automated manufacturing equipment may have little or no future use. This may result in the impairment of any remaining net book value of those assets. During the first quarter of 2003, the useful lives of certain equipment in connection with the conversion were shortened, which resulted in higher depreciation expense on this equipment in 2003.

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

     The Company is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of the continued general economic slowdown in the major electronics markets, particularly in the communications markets, the Company's net revenues in 2003 remained consistent as compared to 2002, which is significantly less than revenues in 2001 and 2000. In response to the decline in revenues and demand, which resulted in excess production capacity, the Company initiated a cost reduction plan in the fourth quarter of 2001, which continued through 2003, to mitigate the negative effect of these trends (see Part II, Item 7 - "Cost Reduction Plan"). The Company does not currently expect any significant improvement in general economic conditions in 2004, and there can be no assurance that we will be successful in managing our expenses in light of customer demand.


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

ITEM 3 - LEGAL PROCEEDINGS

     On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint as amended in November 2003, alleges fraud, breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million and also seeks punitive damages and attorney's fees. The Company filed an answer denying the substantive allegations of Exar's complaint and several cross-complaints. The Company alleges compensatory damages of almost $3.5 million and also seeks punitive damages. The Company may be entitled to reciprocal attorney's fees under California law.

     In October 2003, Exar served a motion for summary adjudication on all counts of the Company's cross-complaints, which was scheduled for hearing on February 19, 2004. Vicor filed an opposition to Exar's motion for summary adjudication, and its own cross-motion for summary adjudication on its cross-claim for fraud against Exar which is scheduled for hearing on April 22, 2004. On February 10, 2004 Exar withdrew its motion for summary adjudication as to Vicor's fraud claim, indicating it will seek to refile a motion for summary adjudication as to Vicor's alleged fraud claim, at a later date. Exar subsequently filed a renewed motion for summary adjudication as to the Company's alleged fraud claim which is scheduled for a hearing on May 12, 2004. The Company is seeking to strike this motion as procedurally improper, and plans to file an opposition to this renewed motion for summary adjudication should it not be stricken on motion. The remaining aspects of Exar's current motion for summary adjudication have been rescheduled for a hearing on March 16, 2004. The case is presently scheduled for trial on June 11, 2004. Management of the Company does not expect that the ultimate resolution of the lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position or results of operations.

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

     In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company's financial position or results of operations.


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

     The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated:

2002                                        High                 Low
----                                        ----                 ---
First Quarter                               $18.72             $11.53
Second Quarter                               17.11               6.25
Third Quarter                                 9.80               5.59
Fourth Quarter                                9.78               5.81

2003                                        High                 Low
----                                        ----                 ---
First Quarter                               $ 8.93             $ 5.55
Second Quarter                               10.40               5.50
Third Quarter                                12.64               8.58
Fourth Quarter                               12.43               9.50

     As of February 27, 2004, there were approximately 356 holders of record of the Company's Common Stock and approximately 21 holders of record of the Company's Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or "street name" through various brokerage firms.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common equity and it is the Company's present intention to retain earnings to finance the expansion of the Company's business.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's statements of operations for the years ended December 31, 2003, 2002 and 2001 and with respect to the Company's balance sheets as of December 31, 2003 and 2002 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company's independent auditors. The following selected consolidated financial data with respect to the Company's statements of income for the years ended December 31, 2000 and 1999 and with respect to the Company's balance sheets as of December 31, 2001, 2000 and 1999 are derived from the Company's audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                    (in thousands except per share data)

Statement of Operations Data                     2003             2002              2001             2000            1999
----------------------------                     ----             ----              ----             ----            ----
Net revenues                                    $151,421         $152,591         $195,910         $257,583         $189,887
Income (loss) from operations                    (25,703)         (24,502)          (5,017)          46,010           24,427
Net income (loss)                                (19,535)         (15,942)            (559)          33,920           19,088
Net income (loss) per share-basic                   (.47)            (.38)            (.01)             .80              .46
Net income (loss) per share-diluted                 (.47)            (.38)            (.01)             .78              .45
Weighted average shares-basic                     41,896           42,337           42,342           42,276           41,568
Weighted average shares-diluted                   41,896           42,337           42,342           43,265           42,412

                                                                              At December 31,
                                                                              ---------------
                                                                              (in thousands)

Balance Sheet Data                              2003              2002              2001             2000            1999
------------------                              ----              ----              ----             ----            ----
Working capital                                $140,547         $152,679         $153,159          $146,478         $123,017
Total assets                                    251,464          278,445          289,622           294,113          268,905
Long-term debt                                        -                -                -                 -                -
Total liabilities                                24,806           30,412           24,785            31,192           24,372
Stockholders' equity                            226,658          248,033          264,837           262,921          244,533


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells it products primarily to the telecommunications, electronic data processing, industrial control and military electronics markets, through a network of 29 independent sales representative organizations in North and South America and, internationally, through 52 independent distributors. Export sales as a percentage of total revenues were approximately 38%, 34% and 36% in 2003, 2002 and 2001, respectively. The Company operates in one industry segment.

     For the year ended December 31, 2003 revenues decreased to $151,421,000 from $152,591,000 for the same period of 2002. The Company had a loss before taxes of $24,891,000 in 2003 compared with a loss before taxes of $25,106,000 in 2002. The Company reported a net loss in 2003 of $19,535,000 compared with a net loss of $15,942,000 in 2002, and a diluted loss per share of $.47 in 2003 compared with a diluted loss per share of $.38 in 2002.

     The book to bill ratio for the fourth quarter was 1.09:1 as compared with 1.05:1 in the third quarter of 2003. The book to bill for the year ended December 31, 2003 was 1.03:1 compared with 0.98:1 for 2002. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company does not believe that this increase in the book to bill ratio is indicative of a trend at this time. The Company ended 2003 with approximately $37.0 million in backlog compared to $31.9 million at the end of 2002.

     The gross margin for 2003 improved to 25.8% compared with 24.8% in 2002. The gross margins improved toward the end of the year due to higher levels of shipments and cost reductions associated with the end of the general furlough program during the fourth quarter of 2003 (see Part II, Item 7 - "Cost Reduction Plan"). Despite some improvement, gross margins on second-generation products continue to be significantly lower than those of first-generation products. The Company needs to achieve higher production volumes and attain higher yield levels, primarily on second-generation products, before significant improvements in the overall gross margin will be realized.

     For 2003, depreciation and amortization was $22.4 million, an increase of approximately $500,000 from 2002, and capital additions were $5.8 million, a decrease of approximately $5.0 million from 2002. While the Company expects capital spending to be higher in 2004 than 2003, it will be less than in 2002 and 2001. As a result of this, and due to assets which either are now or will be fully depreciated in 2004, the Company expects depreciation and amortization to be less in 2004 than 2003.

     Inventories decreased by approximately $8.2 million to $22.1 million as compared with $30.3 million at the end of 2002, due to a focused effort by the Company to reduce inventory levels through the reduction of purchases and usage of components.

     Significant attention across many functional areas of the Company has been focused on the design, development, introduction and production of the new FPA products (see Part I, Item I - "The Products - Factorized Power Architecture"). The Company introduced the first families of these products in 2003. The Company does not expect to generate significant revenues from FPA products in 2004.

     The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements of the Company contained elsewhere in this report.


                                                                           Year ended December 31,
                                                                           -----------------------
                                                                     2003            2002            2001
                                                                    ------           ------         ------
Net revenues                                                        100.0%           100.0%         100.0%
Gross margin                                                         25.8%            24.8%          29.9%
Selling, general and administrative expenses                         27.3%            27.4%          22.1%
Research and development expenses                                    15.5%            13.4%          10.3%
Loss before income taxes                                            (16.4)%          (16.5)%         (0.5)%

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Vicor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers' credit-risk profiles and payment histories. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES
     The Company estimates allowances for its inventory for estimated obsolescence or unmarketable inventory based upon its known backlog and historical usage, and assumptions about future demand and market conditions. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

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

     INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets related to the net operating loss and tax credit carryforwards is warranted at December 31, 2003. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

In addition, the assessment of the valuation allowance requires the Company to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.

     The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management's estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net revenues for fiscal 2003 were $151,421,000 a decrease of $1,170,000 (0.8%) as compared to $152,591,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $290,000 and a decrease in license revenue of $880,000. While orders for fiscal year 2003 increased 5.1% over 2002, they are still significantly less than that of 2000 and the first half of 2001 and the revenue outlook going forward continues to remain uncertain. Both first- and second-generation products are sold to similar customers. The decrease in license revenue was due to the termination of agreements with Nagano Japan Radio Company, Ltd. ("NJRC") on March 18, 2003, effective September 18, 2003, and the expiration of a patent which provided the basis for royalties from other licensees. The Company did receive a final royalty payment from NJRC in January 2004. Going forward, license revenues will be less than prior periods unless and until the Company enters into new license agreements. The book-to-bill ratio for 2003 was 1.03 compared to 0.98 for 2002.

     Gross margin for fiscal 2003 increased $1,193,000 (3.2%) to $39,012,000 from $37,819,000 and increased as a percentage of net revenues from 24.8% to 25.8%. These increases were principally due to a higher proportion of revenues from the VIAs in 2003 compared to 2002, whose products typically have higher gross margins.

     Selling, general and administrative expenses were $41,270,000 for the period, a decrease of $568,000 (1.4%) over the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 27.3% from 27.4%. The principal components of the $568,000 decrease were $2,325,000 (59.5%) of decreased legal fees and $365,000 (9.1%) in decreased sales commission costs. This decrease was offset by $1,034,000 (6.4%) of increased compensation expense, $486,000 (23.8%) of increased costs associated with the operations of the VIAs, a $370,000 (97.2%) increase in audit and tax fees, and $239,000 (88.7%) of increased expenses associated with international operations. The increase in compensation expense was due to compensation expense increases at certain international subsidiaries and the Company's Westcor division, and to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. The decrease in legal expense was primarily due to significantly lower activity on the Company's patent infringement actions (see Part II, Item 1 - "Legal Proceedings") than in 2002.

     Research and development expenses increased $2,962,000 (14.5%) to $23,445,000 and increased as a percentage of net revenues to 15.5% from 13.4%. The principal components of the $2,962,000 increase were $2,114,000 (77.2%) of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $578,000 (34.2%) of increased project material costs. The increase in project materials was principally due to development efforts associated with the Company's new Factorized Power Architecture ("FPA") products. These were offset by $171,000 (1.5%) of decreased compensation expense. There was a net reduction in compensation expense of $1,053,000 in various engineering departments due to certain personnel being transferred to operations, where they are included in cost of revenues, and to some general attrition. This was partially offset by an $882,000 increase at the Company's Picor subsidiary due to increases in headcount.

     Other income (expense), net increased $1,416,000 (234.4%) from the same period a year ago, to $812,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002, and foreign currency gains or losses.

     The changes in the major components of other income (expense), net were as follows (in thousands):

                                                                        Increase
                                               2003          2002      (decrease)
                                              -------      -------     ---------
Interest income                               $ 1,514      $ 2,360      $  (846)
Foreign currency gains                            607          526           81
Minority interest in net income of
   subsidiaries                                  (512)        (169)        (343)
Other than temporary decline in
   Scipher plc, investment                       (470)      (1,985)       1,515
Loss on disposal of equipment                    (356)      (1,446)       1,090
Other                                              29          110          (81)
                                              -------      -------      -------

                                              $   812      $  (604)     $ 1,416
                                              =======      =======      =======

     Interest income decreased due to a decrease in average interest rates and the repayment of the note receivable in May 2002.

     Loss before income taxes was $24,891,000 compared to a loss before income taxes of $25,106,000 for the same period in 2002.

     The benefit for income taxes totaled $5,356,000 in 2003 and $9,164,000 in 2002. The Company's overall tax rate was (21.5%) and (36.5%) for 2003 and 2002, respectively. During the fourth quarter of 2003, the Company revised its estimate of the effective tax rate for the year and recorded a tax benefit for a portion of the net operating losses generated in 2003 and, accordingly, revised its estimated effective tax rate applicable to 2003 to an estimated tax benefit of 21.5%. This estimated tax benefit of $5,356,000 was a non-recurring non-cash item representing an increase in the benefit previously estimated by the Company based on the changes in the deductible and taxable temporary differences for 2003. The effect of the change in the estimated effective tax rate on net income was approximately $5,107,000. The corresponding effect on the net income per share was $.12 for the quarter and for the year ended December 31, 2003. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carryback provision allowed by a temporary change in the tax laws. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets. The Company operates in various state and international taxing jurisdictions and is subject to a variety of income and related taxes.

     Basic and diluted loss per share was $(0.47) for the twelve months ended December 31, 2003, compared to basic and diluted loss per share of $(0.38) for the twelve months ended December 31, 2002.






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

     Selling, general, and administrative expenses were $41,838,000 for the year, a decrease of $1,474,000 (3.4%) from fiscal 2001. As a percentage of net revenues, selling, general and administrative expenses increased from 22.1% to 27.4% primarily due to the reduction in net revenues. The principal components of the $1,474,000 decrease were $975,000 (19.4%) in decreased sales commission costs, $279,000 (81.3%) of decreased personnel related expenses, principally for employment recruiting, advertising and relocation expenses, $265,000 (12.4%) in decreased costs associated with the operations of the VIAs, $258,000 (8.5%) in decreased costs associated with the operations of Vicor Japan Co., Ltd. ("VJCL") and a decrease of $204,000 due to not holding a North American sales meeting in 2002. The VIAs and VJCL have reduced headcount and expenses in response to the decline in their respective businesses. These decreases were offset by a $763,000 (4.9%) increase in compensation expense and $170,000 (4.6%) of increased legal costs. The increase in compensation expense was partially due to the completion in the first quarter of 2002 of the internally developed software project of the Company's new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs associated with the project were capitalized, and capitalization ceased upon completion. During the third quarter of 2002, the Company and its primary legal counsel for the Company's infringement actions (see Part I, Item 3 - "Legal Proceedings") reached an agreement on legal fees providing for a reduction in the fees to be paid by the Company from January 1, 2002 until final resolution of each action. As a result of this agreement, the Company recorded a non-recurring reduction in legal expense of approximately $1,092,000 in the third quarter of 2002 for legal fees incurred prior to the third quarter. In addition, the Company realized approximately $659,000 in reduced legal expense during the third and fourth quarters of 2002 based on the agreement.

     Research and development expenses increased $289,000 (1.4%) to $20,483,000 and increased as a percentage of net revenues to 13.4% from 10.3% due to the reduction in net revenues. The principal components of the $289,000 increase were $930,000 (274.8%) of increased development costs associated with the automation and test engineering groups, as less of these departments' efforts were associated with internally constructed manufacturing and test equipment in 2002 as compared to 2001, and $323,000 (2.7%) of increased compensation expense. Approximately $1,785,000 of the net increase in compensation expense was due to increases in the headcount in certain engineering groups, of which $1,060,000 was at the Company's Picor subsidiary. This increase was partially offset by $1,462,000 of decreased compensation expense due to certain manufacturing engineering groups being transferred to operations in the third quarter of 2001 where they are included in cost of revenues. This was also offset by $730,000 (32.8%) in decreased project material costs and $317,000 (68.0%) in decreased personnel related expenses, principally related to employment recruiting, advertising and relocation expenses.

     Other income (expense), net decreased $4,726,000 (114.7%) to $(604,000). Other income (expense), net is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company's real estate transaction which was repaid in May 2002, and foreign currency transaction gains or losses.

     The changes in the major components of other income (expense), net were as follows (in thousands):

                                                                        Increase
                                                2002         2001      (decrease)
                                              -------      -------     ---------
Interest income                               $ 2,360      $ 3,887      $(1,527)
Other than temporary decline in
   Scipher plc investment                      (1,985)        (600)      (1,385)
Loss on disposal of equipment                  (1,446)        (360)      (1,086)
Foreign currency gains (losses)                   526         (233)         759
Minority interest in net income of
   subsidiaries                                  (169)        (105)         (64)
Gain on sale of investment                       --          1,452       (1,452)
Other                                             110           81           29
                                              -------      -------      -------

                                              $  (604)     $ 4,122      $(4,726)
                                              =======      =======      =======

     Interest income decreased due to a decrease in average interest rates and the repayment of the note receivable in May 2002.

     Loss before income taxes was $25,106,000, a decrease of $24,211,000 compared to a loss before income taxes of $895,000 in 2001.

     The benefit for income taxes totaled $9,164,000 in 2002, while the benefit for income taxes totaled $336,000 in 2001. The Company's overall tax rate was (36.5%) and (37.5%) for 2002 and 2001, respectively. The Company was able to record the tax benefit in 2002 due to a five-year carryback provision allowed by a temporary change in the tax laws.

     The Company reported a net loss in 2002 of $15,942,000, as compared with a net loss in 2001 of $559,000. Basic and diluted loss per share was $(.38) in 2002 and $(.01) in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003 the Company had $41,723,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.9:1 at December 31, 2003 compared to 8.5:1 at December 31, 2002. Working capital decreased $12,132,000, from $152,679,000 at December 31, 2002 to $140,547,000 at
December 31, 2003. The primary factors affecting the working capital decrease were a decrease in cash and cash equivalents of $8,147,000, a decrease in inventory of $8,245,000, a decrease in refundable income taxes of $8,846,000 and a decrease in deferred tax assets of $4,578,000. These decreases were offset by an increase in short-term investments of $16,017,000 and an increase in other current assets of $1,702,000. The primary source of cash for the twelve months ended December 31, 2003 was $19,432,000 from operating activities. The primary uses of cash for the twelve months ended December 31, 2003 were for the net purchases of short-term investments of $16,960,000, the acquisition of equipment of $5,797,000 and the acquisition of treasury stock of $2,562,000.

     At December 31, 2003, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for the year ended December 31, 2003 and for all prior periods. As December 31, 2003 and 2002, the Company held approximately $26,500,000 and $22,250,000, respectively, of these auction rate securities, which were reclassified.

     The Company's primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company's new FPA products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. While the Company expects capital spending to be higher in 2004 than 2003, it will be less than the spending in 2002 and 2001. The Company's automation, test and mechanical engineering groups, which build the manufacturing equipment internally, have spent more time in development and support and maintenance activities in 2003, the costs of which are expensed.

     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $2,562,000 for the repurchase of 453,400 shares of Common Stock during the twelve months ended December 31, 2003. As of December 31, 2003, the Company had approximately $26,000,000 remaining under the plan.

     The table below summarizes the Company's contractual obligations as of December 31, 2003 (in thousands):

                                                                           Payments due by period
                                                         ---------------------------------------------------------

                                                         Less than 1                                   More than 5
Contractual Obligations                       Total          year       1 - 3 years     3 - 5 years        years
-----------------------                       -----      -----------    -----------     -----------    -----------
Operating leases                               $4,049      $ 1,553        $2,282           $ 214           $  -
Purchase obligations                            4,713        1,754           807             807          1,345
                                               -------     -------        ------          ------         ------
Total                                          $8,762      $ 3,307        $3,089          $1,021         $1,345
                                               ======      =======        ======          ======         ======

     The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2003, the Company had approximately $240,000 of capital expenditure commitments, principally for manufacturing equipment.

     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

COST REDUCTION PLAN

    In October 2001, the Company announced a cost reduction plan. Under this plan, the Company required a reduced work schedule for direct factory employees as required by production demands, and mandatory use of certain accrued personal time by all other employees. The Company had previously announced that in consideration of an excess in factory capacity that has persisted, the potential for further improvements in productivity and the prospective lower labor content of its V-I Chips, the Company would end the general furlough program for all of its hourly factory workers effective October 10, 2003. During the third quarter of 2003, approximately 270 hourly factory workers were notified that the Company would not continue to employ them. Those employees that were unable to obtain other employment would be provided with health benefits until the end of 2003. As a result, in accordance with FAS 146, the Company provided $300,000 in separation costs in cost of revenues in the third quarter of 2003. Mandatory use of certain accrued personal time by all other employees was in effect until the end of 2003 under the cost reduction plan, but was eliminated for the first quarter of 2004. The need for this plan is reviewed by senior management on a periodic basis.



ITEM 7(a) QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments, changes in the equity price of the Company's investment in Scipher plc, a U.K. company, and fluctuations in foreign currency exchange rates.

     As the Company's cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company's exposure to market risk on interest rate fluctuations for these investments is not significant. The Company's short-term investments consist mainly of corporate debt securities. These debt securities are all highly- rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments.

     The equity price risk for the Company's investment in Scipher plc is not material, as the balance of this investment at December 31, 2003 was $70,000. The market price of the stock has experienced significant fluctuations over the past several years. During 2003, the Company recognized a loss of $470,000 resulting from declines in the value of this investment judged to be other than temporary (see Note 5 to the financial statements).

     The Company's exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL's operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

SCHEDULE (Refer to Item 15)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
VICOR CORPORATION

     We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142.




                                  /s/Ernst & Young LLP

Boston, Massachusetts
February 6, 2004

                                VICOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                                        2003              2002
                                                                                                     ---------         ---------
                                                                                                   (in thousands, except share data)
                                                           ASSETS
Current assets:
     Cash and cash equivalents                                                                       $  41,723         $  49,870
     Short-term investments                                                                             67,046            51,029
     Accounts receivable, less allowance of $807 in 2003 and                                            22,493            22,469
          $648 in 2002
     Refundable income taxes                                                                              --               8,846
     Inventories, net                                                                                   22,080            30,325
     Deferred tax assets                                                                                 3,548             8,126
     Other current assets                                                                                4,101             2,399
                                                                                                     ---------         ---------
          Total current assets                                                                         160,991           173,064

Property, plant and equipment, net                                                                      82,366            98,738
Other assets                                                                                             8,107             6,643
                                                                                                     ---------         ---------
                                                                                                     $ 251,464         $ 278,445
                                                                                                     =========         =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                $   5,078         $   5,724
     Accrued compensation and benefits                                                                   3,541             3,379
     Accrued expenses                                                                                    5,203             4,158
     Income taxes payable                                                                                6,465             6,521
     Deferred revenue                                                                                      157               603
                                                                                                     ---------         ---------
          Total current liabilities                                                                     20,444            20,385

Deferred income taxes                                                                                    4,362            10,027
Commitments and contingencies                                                                             --                --

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized;
          360,001 issued and none outstanding in 2003 and 2002                                            --                --
     Class B Common Stock: 10 votes per share, $.01 par value,
          14,000,000 shares authorized, 11,868,100, issued and
          outstanding (11,880,100 in 2002)                                                                 119               119

     Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 37,037,000 shares issued and 30,027,802 outstanding
          (36,876,378 issued and 30,320,580 outstanding in 2002)                                           371               369
     Additional paid-in capital                                                                        146,479           145,706
     Retained earnings                                                                                 183,863           203,398
     Accumulated other comprehensive income                                                                186               239
     Treasury stock at cost: 7,009,198 shares (6,555,798 shares in 2002)                              (104,360)         (101,798)
                                                                                                     ---------         ---------
     Total stockholders' equity                                                                        226,658           248,033
                                                                                                     ---------         ---------
                                                                                                     $ 251,464         $ 278,445
                                                                                                     =========         =========


                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2003, 2002 and 2001


                                                                                 2003                 2002                   2001
                                                                              ---------             ---------             ---------
                                                                                    (in thousands, except per share amounts)

Net revenues                                                                  $ 151,421             $ 152,591             $ 195,910

Cost of revenues                                                                112,409               114,772               137,421
                                                                              ---------             ---------             ---------
     Gross margin                                                                39,012                37,819                58,489

Operating expenses:
     Selling, general and administrative                                         41,270                41,838                43,312
     Research and development                                                    23,445                20,483                20,194
                                                                              ---------             ---------             ---------
         Total operating expenses                                                64,715                62,321                63,506
                                                                              ---------             ---------             ---------

Loss from operations                                                            (25,703)              (24,502)               (5,017)

Other income (expense), net                                                         812                  (604)                4,122
                                                                              ---------             ---------             ---------

Loss before income taxes                                                        (24,891)              (25,106)                 (895)

Benefit for income taxes                                                         (5,356)               (9,164)                 (336)
                                                                              ---------             ---------             ---------

Net loss                                                                      ($ 19,535)            ($ 15,942)            ($    559)
                                                                              =========             =========             =========

Net loss per common share:
     Basic                                                                    ($    .47)            ($    .38)            ($    .01)
                                                                              =========             =========             =========

     Diluted                                                                  ($    .47)            ($    .38)            ($    .01)
                                                                              =========             =========             =========

Shares used to compute net loss per share:
     Basic                                                                       41,896                42,337                42,342
                                                                              =========             =========             =========

     Diluted                                                                     41,896                42,337                42,342
                                                                              =========             =========             =========








                             See accompanying notes

                                VICOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002 and 2001


                                                                                             2003            2002            2001
                                                                                           --------        --------        --------
                                                                                                        (in thousands)

Operating activities:
     Net loss                                                                              $(19,535)       $(15,942)       $   (559)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
               Depreciation and amortization                                                 22,397          21,887          19,984
               Deferred income taxes                                                         (1,051)          1,167            (902)
               Amortization of bond premium                                                     800             376            --
               Other than temporary decline in investment                                       470           1,985             600
               Loss on disposal of equipment                                                    356           1,446             360
               (Gain) loss on sale of investments                                               100               5          (1,452)
               Unrealized gain on foreign currency                                             --               (26)           --
               Proceeds from sale (distribution) of investment shares                           273            (191)           --
               Tax benefit relating to stock option plans                                      --                96           1,272
               Change in current assets and liabilities, net                                 15,622           7,026          20,464
                                                                                           --------        --------        --------

                    Net cash provided by operating activities                                19,432          17,829          39,767

Investing activities:
     Purchase of short-term investments                                                     (48,941)        (41,816)        (23,064)
     Sales and maturities of short-term investments                                          31,981          36,802           3,500
     Additions to property, plant and equipment                                              (5,797)        (10,770)        (22,386)
     Decrease (increase) in notes receivable                                                   --             9,636            (601)
     Proceeds from sale of equipment                                                           --              --                10
     Increase in other assets                                                                (2,839)           (566)           (797)
                                                                                           --------        --------        --------

                    Net cash used in investing activities                                   (25,596)         (6,714)        (43,338)

Financing activities:
     Proceeds from exercise of stock options                                                    775             251           1,515
     Acquisitions of treasury stock                                                          (2,562)         (1,408)           (138)
                                                                                           --------        --------        --------

                     Net cash provided by (used in)
                           financing activities                                              (1,787)         (1,157)          1,377

Effect of foreign exchange rates on cash                                                       (196)            (69)            259
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                         (8,147)          9,889          (1,935)

Cash and cash equivalents at beginning of year                                               49,870          39,981          41,916
                                                                                           --------        --------        --------
Cash and cash equivalents at end of year                                                   $ 41,723        $ 49,870        $ 39,981
                                                                                           ========        ========        ========




                           Continued on following page

                                VICOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2003, 2002 and 2001

                                                                                     2003                2002                2001
                                                                                   --------            --------            --------
                                                                                               (in thousands)

Change in current assets and liabilities:
     Accounts receivable                                                           $    103            $    887            $ 24,609
     Inventories, net                                                                 8,364              10,559               3,508
     Other current assets                                                             7,144              (9,343)                128
     Accounts payable and other accrued items                                           513               2,233              (7,971)
     Income taxes payable                                                               (56)              2,904                (627)
     Deferred revenue                                                                  (446)               (214)                817
                                                                                   --------            --------            --------
                                                                                   $ 15,622            $  7,026            $ 20,464
                                                                                   ========            ========            ========
Supplemental disclosures:
     Cash received during the year for income tax
         refunds, net of taxes paid                                                $(12,020)           $ (4,733)           $   (937)



















                             See accompanying notes

                                VICOR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                                    ACCUMULATED
                                       CLASS B              ADDITIONAL                 OTHER                      TOTAL
                                       COMMON      COMMON    PAID-IN    RETAINED   COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                        STOCK      STOCK     CAPITAL    EARNINGS       INCOME         STOCK       EQUITY
                                       -------     ------   ----------  ---------  -------------   ----------  -------------

Balance at December 31, 2000             $120       $367    $142,573     $219,899       $214      $(100,252)     $262,921

Sales of Common Stock                                  1       1,514                                                1,515
Conversion of Class B Common
   Stock to Common Stock                   (1)         1                                                                -
Income tax benefit from
   transactions involving stock
   options                                                     1,272                                                1,272
Purchase of treasury stock                                                                             (138)         (138)
Net loss for 2001                                                            (559)                                   (559)
Unrealized gain on investments                                                           55                            55
Currency translation adjustments                                                       (229)                         (229)
                                                                                                                 --------
Comprehensive loss                                                                                                   (733)
                                         ----       ----    --------     --------     -----       ---------      --------
Balance at December 31, 2001              119        369     145,359      219,340        40        (100,390)      264,837

Sales of Common Stock                                            251                                                  251
Conversion of Class B Common
  Stock to Common Stock                                                                                                 -
Income tax benefit from
  transactions involving stock
  options                                                         96                                                   96
Purchase of treasury stock                                                                           (1,408)       (1,408)
Net loss for 2002                                                         (15,942)                                (15,942)
Unrealized gain on investments                                                           82                            82
Currency translation adjustments                                                        117                           117
                                                                                                                 --------
CComprehensive loss                                                                                               (15,743)
                                         ----       ----    --------     --------     -----       ---------      --------
Balance at December 31, 2002              119        369     145,706      203,398       239        (101,798)      248,033

Sales of Common Stock                                  2         773                                                  775
Conversion of Class B Common
  Stock to Common Stock                                                                                                 -
Purchase of treasury stock                                                                           (2,562)       (2,562)
Net loss for 2003                                                         (19,535)                                (19,535)
Unrealized loss on investments                                                          (96)                          (96)
Currency translation adjustments                                                         43                            43
                                                                                                                 --------
CComprehensive loss                                                                                               (19,588)
                                         ----       ----    --------     --------     -----       ---------      --------
Balance at December 31, 2003             $119       $371    $146,479     $183,863     $ 186       $(104,360)     $226,658
                                         ====       ====    ========     ========     =====       =========      ========







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

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain of the Company's Vicor Integration Architects ("VIAs") are not majority owned by the Company. These entities are consolidated by the Company as the Company has the ability to exercise control over their activities and operations.

     REVENUE RECOGNITION
     Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed and determinable, and collection is considered probable. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater, or over the term of the agreement. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable.

     FOREIGN CURRENCY TRANSLATION
     The financial statements of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains and losses including the remeasurement of foreign currency denominated assets and liabilities are included in income, including the Company's foreign subsidiaries where the functional currency is the U.S. dollar. Foreign currency transaction gains (losses), included in other income (expense), net, were approximately $607,000, $526,000 and ($233,000) in 2003, 2002 and 2001, respectively.

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers' credit-risk profiles and payment histories. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES
     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company's estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. As sales for the Company's products decline, such as occurred during 2003, 2002 and 2001, the Company's estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. The Company's short-term investments consist of highly rated corporate debt securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. Credit losses have consistently been within management's expectations.

     INTANGIBLE ASSETS
     The Company accounts for its goodwill and other intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which resulted in the elimination of goodwill amortization beginning in fiscal 2002. Values assigned to patents are amortized using the straight-line method over periods ranging from five to twenty years.

     LONG-LIVED ASSETS
     In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (FAS 144), long-lived assets such as property, plant and equipment and intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would suggest any impairment in the value of long-lived assets recorded in the accompanying consolidated financial statements.

     ADVERTISING EXPENSE
     The cost of advertising is expensed as incurred. The Company incurred $2,535,000, $2,864,000 and $3,010,000 in advertising costs during 2003, 2002 and
2001, respectively.

     NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share."

     INCOME TAXES
     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires that deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes or the expected reversal.

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

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.6%, 3.6% and 4.4%; dividend yields of zero; volatility factor of the expected market price of the Company's common stock of .68, .67 and .66; and a weighted-average expected life of the option of 4.0, 4.5 and 4.5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table sets forth a reconciliation of reported net loss to pro forma net loss (in thousands except for earnings per share information):

                                                                         2003          2002          2001
                                                                       --------      --------      --------

Net loss, as reported                                                  $(19,535)     $(15,942)       $ (559)
Stock-based employee compensation cost,
     net of related tax effects                                          (2,875)       (5,657)       (7,511)
                                                                       --------      --------      --------
Pro forma net loss                                                     $(22,410)     $(21,599)     $ (8,070)
                                                                       ========      ========      ========

Net loss per share, as reported:
      Basic                                                               $(.47)        $(.38)        $(.01)
      Diluted                                                             $(.47)        $(.38)        $(.01)

Pro forma net loss per share:
     Basic                                                                $(.53)        $(.51)        $(.19)
     Diluted                                                              $(.53)        $(.51)        $(.19)

     The effects of applying FAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures in future years.

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

     COMPREHENSIVE INCOME
     The Company reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term investments to be included in other comprehensive income, net of related income tax effects.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements will apply to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 did not have and the application of the revised FIN 46R is not expected to have a significant impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases), whereas many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on the Company's financial position or results of operations.

     In December 2003, the SEC published Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 updates the SEC staff's prior guidance provided in SAB No. 101 "Revenue Recognition", which removes material no longer considered necessary and conforms the interpretive material retained with current authoritative accounting and auditing guidance and SEC rules and regulations, including Emerging Issues Task Force ("EITF") Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," (EITF 00-21 - see below). The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations.

     In November 2002, the EITF reached consensus on EITF 00-21, which is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. In some instances, EITF 00-21 may require deliverables in a multi-element transaction to be accounted for separately, whereas previously those deliverables might have been accounted for as a single unit of accounting. The adoption of EITF 00-21 did not have a significant impact on the Company's financial position or results of operations.

     RECLASSIFICATION
     At December 31, 2003, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for the year ended December 31, 2003 and for all prior periods. At December 31, 2003 and 2002, the Company held approximately $26,500,000 and $22,250,000, respectively, of these auction rate securities, which were reclassified.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                                                   Gross                Gross             Estimated
                                                                                 Unrealized           Unrealized             Fair
                                                                   Cost            Gains                Losses               Value
                                                                 --------        ----------           -----------         ---------
DECEMBER 31, 2003
U. S. corporate securities                                       $ 40,476         $    136             $    (66)           $ 40,546
Obligations of states and political
   subdivisions                                                    18,000             --                   --                18,000
Other debt securities                                               8,500             --                   --                 8,500
                                                                 --------         --------             --------            --------
                                                                 $ 66,976         $    136             $    (66)           $ 67,046
                                                                 ========         ========             ========            ========

DECEMBER 31, 2002
U. S. corporate securities                                       $ 28,547         $    234             $     (2)           $ 28,779
Obligations of states and political
   subdivisions                                                    15,850             --                   --                15,850
Other debt securities                                               6,400             --                   --                 6,400
                                                                 --------         --------             --------            --------
                                                                 $ 50,797         $    234             $     (2)           $ 51,029
                                                                 ========         ========             ========            ========

     The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturities, are shown below (in thousands):

                                                                       Estimated
                                                          Cost         Fair Value
                                                         -------       ----------
Due in one year or less                                  $ 2,468         $ 2,466
Due in one year to two years                               9,688           9,689
Due after two years                                       54,820          54,891
                                                         -------         -------
                                                         $66,976         $67,046
                                                         =======         =======

     At December 31, 2003, the Company held available-for-sale securities with an aggregate fair value of approximately $17,402,000 that have been in a continuous unrealized loss position for less than six months, with aggregate gross unrealized losses of approximately $66,000. The Company believes that the impairment to those investments are not other-than-temporary at this time as these corporate debt securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

3.   INVENTORIES

     Inventories were as follows (in thousands):

                                                           December 31,
                                                     2003                2002
                                                   --------            --------
Raw materials                                      $ 23,232            $ 29,309
Work-in-process                                       2,108               2,992
Finished goods                                        4,791               5,586
                                                   --------            --------
                                                     30,131              37,887
Inventory reserves                                   (8,051)             (7,562)
                                                   --------            --------
Net Balance                                        $ 22,080            $ 30,325
                                                   ========            ========

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):

                                                              December 31,
                                                            2003         2002
                                                           --------     --------

Land                                                       $  2,089     $  2,089
Buildings and improvements                                   40,302       40,081
Machinery and equipment                                     172,311      171,314
Furniture and fixtures                                        5,354        5,329
Construction-in-progress                                         81        2,720
                                                           --------     --------
                                                            220,137      221,533
Less accumulated depreciation and amortization              137,771      122,795
                                                           --------     --------
                                                           $ 82,366     $ 98,738
                                                           ========     ========

     During 2003, the Company had write-downs of approximately $356,000 ($1,446,000 in 2002) for certain equipment no longer in use, representing the remaining net book value of the equipment. The amounts were included in other income (expense), net in the accompanying consolidated statements of operations.

     At December 31, 2003, the Company had approximately $240,000 of capital expenditure commitments.

5.   INVESTMENTS

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

     The Company considered the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN46), in accounting for the investment in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18, "The Equity Method for Accounting for Investments in Common Stock" (APB 18), as a cost method investment since it does not have significant influence over GWS. The investment in GWS is included in other assets in the accompanying consolidated balance sheets. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investments in GWS should be taken.

     In December 2001, the Company sold shares in a privately held company which it had accounted for on the cost method, receiving 1,117,465 shares of Scipher plc, a U.K. company. The sale resulted in a realized gain of $1,452,000. At December 31, 2003, the investment is valued at $70,000 ($540,000 at December 31,
2002) and is included in other assets in the accompanying balance sheets. The investment is carried at fair value, which is based on quoted market prices. Adjustments to the fair value of the investment due to fluctuations in the share price including fluctuations in foreign currency are reported in a separate component of stockholders' equity. Any declines judged to be other than temporary and any realized gains (losses) from the sale of the investment will be reported in other income (expense), net. The Company has assessed that a decline in fair value is judged to be other than temporary when the market value is significantly less than the recorded basis for two successive quarters. During 2003, the investment was adjusted for declines judged to be other than temporary totaling $470,000.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment at least annually at the reporting unit level. The Company adopted FAS 142 in the first quarter of 2002, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2003 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. The Company has no other goodwill or acquired intangible assets on the balance sheet at December 31, 2003 and 2002.

    The following table sets forth a reconciliation of reported net loss to adjusted net loss (in thousands):

                                               2003         2002         2001
                                             --------     --------     --------

Reported net loss                            $(19,535)    $(15,942)    $   (559)

Add back: goodwill amortization, net
      of income tax effect                       --           --            186

                                             --------     --------     --------
Adjusted net loss                            $(19,535)    $(15,942)    $   (373)
                                             ========     ========     ========

Adjusted net loss per
      common share - diluted                 $   (.47)    $   (.38)    $   (.01)
                                             ========     ========     ========


     Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

                                                 December 31,
                                         2003                  2002
                                         ----                  ----
Patent costs                            $4,988                $5,049
Less accumulated amortization            1,993                 1,713
                                        ------                ------
                                        $2,995                $3,336
                                        ======                ======

     Amortization expense was approximately $585,000, $455,000 and $1,007,000 in 2003, 2002 and 2001, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

       Year
       ----
       2004                $ 316
       2005                  309
       2006                  286
       2007                  265
       2008                  255

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  PRODUCT WARRANTIES

    The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company's warranty reserves include the number of units sold, historical and anticipated rates of warranty returns and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in accrued expenses in the accompanying consolidated balance sheets.

Product warranty activity for the twelve months ended December 31, 2003 was as follows (in thousands):

         Balance as of December 31, 2002                                   $1,379
         Accruals for warranties for products sold in the period              609
         Fulfillment of warranty obligations and revisions of
              estimated obligations                                          (720)
                                                                           ------
         Balance as of December 31, 2003                                   $1,268
                                                                           ======

8.   STOCKHOLDERS' EQUITY

     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the "November 2000 Plan"). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2003, the Company spent $2,562,000 in the repurchase of 453,400 shares of its Common Stock under the November 2000 Plan. At December 31, 2003, the Company had approximately $26,000,000 remaining under the plan.

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

     During 2003, a total of 148,622 shares of Common Stock were issued upon the exercise of stock options, and 12,000 shares of Class B Common Stock were converted into 12,000 shares of Common Stock.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   OTHER INCOME (EXPENSE), NET

     The major components of the other income (expense), net were as follows (in thousands):

                                                2003         2002         2001
                                              -------      -------      -------

Interest income                               $ 1,514      $ 2,360      $ 3,887
Foreign currency gains (losses)                   607          526         (233)
Minority interest in net income of
   subsidiaries                                  (512)        (169)        (105)
Other than temporary decline in
   Scipher plc investment                        (470)      (1,985)        (600)
Loss on disposal of equipment                    (356)      (1,446)        (360)
Gain on sale of investment                       --           --          1,452
Other                                              29          110           81
                                              -------      -------      -------

                                              $   812      $  (604)     $ 4,122
                                              =======      =======      =======


10.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                                            2003          2002          2001
                                                                      ----------    ----------    ----------
Numerator:
     Net loss                                                         $  (19,535)   $  (15,942)   $     (559)
                                                                      ==========    ==========    ==========

Denominator:
     Denominator for basic loss per share - weighted average shares
                                                                          41,896        42,337        42,342

Effect of dilutive securities:
     Employee stock options                                                 --            --            --
                                                                      ----------    ----------    ----------

     Denominator for diluted loss per share -
     adjusted weighted -average shares and assumed conversions            41,896        42,337        42,342
                                                                      ==========    ==========    ==========

Basic loss per share                                                  $     (.47)   $     (.38)   $     (.01)
                                                                      ==========    ==========    ==========

Diluted loss per share                                                $     (.47)   $     (.38)   $     (.01)
                                                                      ==========    ==========    ==========


     Options to purchase shares of Common Stock in 2003, 2002 and 2001 were not included in the calculation of net loss per share as the effect would have been antidilutive.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  EMPLOYEE BENEFIT PLANS

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

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     Activity as to stock options is as follows:

                                                                                      2003              2002               2001
                                                                                  ------------      ------------      -------------

Outstanding at beginning of year                                                     4,552,749         3,774,920          2,931,206
     Granted                                                                           112,620         1,053,377          1,266,655
     Forfeited and expired                                                            (707,144)         (234,474)          (251,389)
     Exercised                                                                        (148,622)          (41,074)          (171,552)
                                                                                  ------------      ------------      -------------

Outstanding at end of year                                                           3,809,603         4,552,749          3,774,920
                                                                                  ============      ============      =============

Exercisable at end of year                                                           2,653,481         2,345,760          1,551,560
                                                                                  ============      ============      =============

Weighted - average exercise price:
     Outstanding at beginning of year                                                   $18.84            $21.37             $21.53
     Granted                                                                            $ 8.93            $ 9.70             $19.81
     Forfeited and expired                                                              $23.29            $20.81             $23.94
     Exercised                                                                          $ 5.21            $ 6.08             $ 9.00
     Outstanding at end of year                                                         $18.28            $18.84             $21.37
     Exercisable at end of year                                                         $19.31            $20.93             $20.92

Weighted - average fair value of options granted during the year                         $4.62             $4.68              $9.91
Price range per share of outstanding options                                      $ 5.98-54.50      $ 1.83-54.50      $  1.83-54.50
                                                                                  ============      ============      =============
Price range per share of options granted                                          $ 5.98-11.59      $ 6.01-16.46      $ 12.46-35.75
                                                                                  ============      ============      =============
Price range per share of options exercised                                        $ 1.83-11.00      $ 1.83-16.37      $ 1.25-31.13
                                                                                  ============      ============      =============

Available for grant at end of year                                                   2,683,793         2,096,541            920,516
                                                                                  ============      ============      =============


The weighted - average contractual life for options outstanding as of December 31, 2003 is 3.89 years.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2003:


                                                                                Range of Exercise Prices
                                                                                ------------------------

                                                            $5.98-$12.06      $12.25-$16.43     $16.46-$28.25       $28.44-$54.50
                                                            ------------      -------------     -------------       -------------
Options Outstanding:
--------------------
Number Outstanding                                             1,261,619          1,003,283           986,239             558,462
Weighted-Average Remaining Contractual Life                         4.65               3.16              4.17                3.00
Weighted-Average Exercise Price                                    $9.36             $15.01            $21.20              $39.16

Options Exercisable:
--------------------
Number Exercisable                                               778,834            685,834           796,110             392,703
Weighted-Average Exercise Price                                   $10.63             $15.14            $21.72              $38.94

     401(k) Plan

     The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee's compensation. The Company's matching contributions currently vest at a rate of 20% per year based upon years of service. The Company's contribution to the plan was approximately $640,000, $629,000 and $662,000 in 2003, 2002 and 2001, respectively.

     Stock Bonus Plan

     Under the Company's 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2003, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                                  December 31,
                                                                                              2003              2002
                                                                                          --------          --------
Deferred tax assets:
     Net operating loss carryforwards                                                     $  8,656          $   --
     Inventory reserves                                                                      3,235             3,093
     Investment tax credit carryforward                                                      1,509             1,250
     Research and development tax credit carryforward                                        1,477             1,137
     Vacation                                                                                  700               766
     Scipher investment basis difference                                                       795               601
     Warranty reserve                                                                          459               467
     Bad debt                                                                                  332               267
     Other                                                                                      71               545
                                                                                          --------          --------
          Total deferred tax assets                                                         17,234             8,126
          Less:  Valuation allowance for deferred tax assets                                (4,199)             --
                                                                                          --------          --------
          Net deferred tax assets                                                           13,035             8,126
Deferred tax liabilities:
     Depreciation                                                                          (12,795)           (8,737)
     Patent amortization                                                                    (1,233)           (1,373)
     Other                                                                                     179                83
                                                                                          --------          --------
          Total deferred tax liabilities                                                   (13,849)          (10,027)
                                                                                          --------          --------
          Net deferred tax liabilities                                                    $   (814)         $ (1,901)
                                                                                          ========          ========

     The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets related to the net operating loss carryforwards is warranted at December 31, 2003. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. A valuation allowance was not warranted at December 31, 2002 primarily due to the existence of temporary differences reversing in the carryforward period, primarily depreciation, and the ability to carryback net operating losses at December 31, 2002. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

      In 2002, the Company estimated the temporary differences associated with depreciation and inventory reserves. In the preparation and completion of the Company's 2002 tax returns, certain of these items differed as to the timing of the deduction. Accordingly, approximately $4,500,000 related to these temporary differences were reclassified in 2003 from income taxes payable to deferred income taxes.

     For financial reporting purposes, loss before income taxes includes the following components (in thousands):

                                     2003              2002              2001
                                   --------          --------          --------

Domestic                           $(24,357)         $(24,403)         $   (100)
Foreign                                (534)             (703)             (795)
                                   --------          --------          --------
                                   $(24,891)         $(25,106)         $   (895)
                                   ========          ========          ========

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  INCOME TAXES (CONTINUED)

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                     2003              2002              2001
                                   --------          --------          --------
Current:
     Federal                       $    248          $(10,331)         $    638
     Foreign                           --                --                --
     State                             --                --                 (72)
                                   --------          --------          --------
                                        248           (10,331)              566
Deferred:
     Federal                         (5,604)            1,167              (902)
                                   --------          --------          --------
                                   $ (5,356)         $ (9,164)         $   (336)
                                   ========          ========          ========

     The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

                                                                           2003           2002            2001
                                                                          ------         ------          ------

Statutory federal tax rate                                                (35.0)%        (35.0)%         (35.0)%
State income taxes, net of federal income tax benefit                      (3.5)           0.1            (5.2)
Meals and entertainment expense                                             0.6            0.5            14.1
Foreign Sales Corporation / ETI benefit                                    (1.5)          (1.7)           (9.8)
Other                                                                       1.0           (0.4)           (1.6)
Increase in valuation allowance                                            16.9           --              --
                                                                         ------          -----          ------
                                                                          (21.5)%        (36.5)%         (37.5)%
                                                                         ======          =====          ======

     During the fourth quarter of 2003, the Company revised its estimate of the effective tax rate for the year and recorded a tax benefit for a portion of the net operating losses generated in 2003. Such benefit was provided as it is more likely than not that a portion of deferred tax assets related to the net operating losses will be realized. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. As a result, the effective tax rate was revised to an estimated tax benefit of 21.5% and, accordingly, an income tax benefit was recorded in the fourth quarter of 2003 of approximately $5,107,000.

     The research and development tax credit carryforwards expire beginning in 2015. The investment tax credit carryforwards expired in the beginning of 2004. The federal and state net operating losses of $20,800,000 expire beginning in 2023 and 2008, respectively, of which the Company has benefited approximately $13,000,000.

     The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management's estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
----
2004                   $ 1,553
2005                     1,279
2006                       724
2007                       279
2008                       214

     Rent expense was approximately $1,279,000, $1,166,000 and $1,065,000 in 2003, 2002 and 2001, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

     The Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $269,000 annually, subject to semi-annual price adjustments, through 2015. In addition, the Company has a contract with a third-party to supply certain semi-conductor wafers that require a minimum order quantity in 2004 of approximately $1,500,000.

     On September 13, 2002, Exar Corporation ("Exar"), a vendor for the Company, filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The complaint as amended in November 2003, alleges fraud, breach of contract and breach of implied covenant of good faith and fair dealing in connection with the alleged purchase, under a "last time buy" arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million, it also seeks punitive damages and attorney's fees. The Company filed an answer denying the substantive allegations of Exar's complaint and several cross-complaints. The Company alleges compensatory damages of almost $3.5 million and also seeks punitive damages. The Company may be entitled to reciprocal attorney's fees under California law. In October 2003, Exar served a motion for summary adjudication on all counts of the Company's cross-complaints, which was scheduled for hearing on February 19, 2004. Vicor filed an Opposition to Exar's Motion for Summary Adjudication, and its own Cross-Motion for Summary Adjudication on its Cross-Claim for Fraud against Exar which is scheduled for hearing on April 22, 2004. On February 10, 2004 Exar withdrew its Motion for Summary Adjudication as to Vicor's fraud claim, indicating it will seek to refile a Motion for Summary Adjudication as to Vicor's alleged fraud claim, at a later date. Exar subsequently filed a renewed motion for summary adjudication as to the Company's alleged fraud claim which is scheduled for a hearing on May 12, 2004. The Company is seeking to strike this motion as procedurally improper, and plans to file an opposition to this renewed motion for summary adjudication should it not be stricken on motion. The remaining aspects of Exar's current Motion for Summary Adjudication have been rescheduled for a hearing on March 16, 2004. The case is presently scheduled for trial on June 11, 2004. Management of the Company does not expect that the ultimate resolution of the lawsuit, including Exar's complaint and Vicor's cross-complaints will have a material adverse impact on the Company's financial position or results of operations.

     The Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company's financial position.

                                VICOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  SEGMENT INFORMATION

     The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2003, 2002 and 2001, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 38%, 34% and 36% in 2003, 2002 and 2001, respectively. Export sales and receipts are recorded and received in U.S. dollars.

     Foreign exchange fluctuations have not been material to the Company's operating results during the last three years.

15.  LICENSE AGREEMENT AND LITIGATION SETTLEMENT

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

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

                                              First           Second            Third             Fourth            Total
                                             -------          -------           -------           -------          --------

2003: Net revenues                           $37,740          $38,693           $35,877           $39,111          $151,421
      Gross profit                             8,907           10,537             8,587            10,981            39,012
      Net income (loss)                       (6,629)          (5,958)           (7,120)              172           (19,535)
      Net income (loss) per
        share:
          Basic                                 (.16)            (.14)             (.17)              .00              (.47)
          Diluted                               (.16)            (.14)             (.17)              .00              (.47)


                                              First           Second            Third             Fourth            Total
                                             -------          -------           -------           -------          --------

2002: Net revenues                           $34,620          $36,831           $39,503           $41,637          $152,591
      Gross profit                             8,162            8,683            10,123            10,851            37,819
      Net loss                                (4,931)          (4,852)           (2,625)           (3,534)          (15,942)
      Net loss per share:
          Basic                                 (.12)            (.11)             (.06)             (.08)             (.38)
          Diluted                               (.12)            (.11)             (.06)             (.08)             (.38)


     The Company revised its estimate of the effective tax rate for the year in the fourth quarter of 2003, which resulted in an adjustment to the income tax benefit of $5,107,000. This tax benefit was a non-recurring non-cash item representing an increase in the benefit previously estimated by the Company based on the changes in the deductible and taxable temporary differences in 2003 (see note 12).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2004 annual meeting of stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2004 annual meeting of stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2004 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2004 annual meeting of stockholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference from the Company's Definitive Proxy Statement for its 2004 annual meeting of stockholders.

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

(b)  REPORTS ON FORM 8-K

     The Company furnished a Current Report on Form 8-K on October 20, 2003 (Items 7, 9 and 12).

(c)  EXHIBITS

Exhibits       Description of Document
3.1                o    Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2                o    Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation,  into Vicor
                        Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3                o    Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4                o    Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5                o    Bylaws, as amended (1)
4.1                o    Specimen Common Stock Certificate (2)
10.1               o    1984 Stock Option Plan of the Company, as amended (2)
10.2               o    1993 Stock Option Plan (3)
10.3               o    1998 Stock Option and Incentive Plan (4)
10.4               o    Amended and Restated 2000 Stock Option and Incentive Plan (5)
21.1               o    Subsidiaries of the Company (6)
23.1               o    Consent of Independent Auditors (6)
31.1               o    Certification of Chief Executive  Officer pursuant to Rule 13a-14(a) of the Securities  Exchange Act of 1934 (6)
31.2               o    Certification of Chief Financial  Officer pursuant to Rule 13a-14(a) of the Securities  Exchange Act of 1934 (6)
32.1               o    Certification of Chief Executive Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2               o    Certification of Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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

                                VICOR CORPORATION
                                   SCHEDULE II
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2003, 2002 and 2001


                                                       Balance at      (Credit) Charge
                                                      Beginning of       to Costs and     Other Charges,    Balance at End
Description                                              Period            Expenses        Deductions (1)      Of Period
-----------                                           -------------     --------------    --------------    ---------------

2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         $648,000          $161,000             ($2,000)          $807,000

2002
Allowance for doubtful accounts                       $1,460,000          $218,000         ($1,030,000)          $648,000

2001
Allowance for doubtful accounts                       $1,196,000          $544,000           ($280,000)        $1,460,000

-----------------------------------

(1) Reflects uncollectible accounts written off, net of recoveries.




                                                       Balance at      (Credit) Charge
                                                      Beginning of       to Costs and     Other Charges,    Balance at End
Description                                              Period            Expenses       Deductions (2)       Of Period
-----------                                          -------------     ---------------    --------------    ---------------
2003
INVENTORY RESERVES                                    $7,562,000           $1,966,000       ($1,477,000)        $8,051,000

2002
Inventory reserves                                    $8,870,000           $1,192,000       ($2,500,000)        $7,562,000

2001
Inventory reserves                                    $5,442,000           $4,362,000         ($934,000)        $8,870,000

-----------------------------------

(2) Reflects amounts associated with inventory that have been discarded or sold.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 9, 2004                        Vicor Corporation

                                            By:/s/Mark A. Glazer
                                               -------------------------
                                                Mark A. Glazer
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                          DATE

/s/Patrizio Vinciarelli
-----------------------------------
Patrizio Vinciarelli                    President, Chief Executive Officer and         March 9, 2004
                                        Chairman of the Board (Principal
                                        Executive Officer)



/s/Mark A. Glazer
-----------------------------------
Mark A. Glazer                          Chief Financial Officer (Principal             March 9, 2004
                                        Financial Officer)

/s/Estia J. Eichten
-----------------------------------
Estia J. Eichten                        Director                                       March 9, 2004

/s/David T. Riddiford
-----------------------------------
David T. Riddiford                      Director                                       March 9, 2004

/s/Jay M. Prager
-----------------------------------
Jay M. Prager                           Director                                       March 9, 2004

/s/Barry Kelleher
-----------------------------------
Barry Kelleher                          Director                                       March 9, 2004

/s/M. Michael Ansour
-----------------------------------
M. Michael Ansour                       Director                                       March 9, 2004

/s/Samuel Anderson
-----------------------------------
Samuel Anderson                         Director                                       March 9, 2004
