Form 10-Q
period 2004-03-31
VICOR CORP
filed 2004-05-07
CIK 751978

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2742817 (IRS Employer Identification Number)

25 Frontage Road, Andover, Massachusetts 01810
(Address of registrant’s principal executive office)

(978) 470-2900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2004.

Common Stock, $.01 par value --------------------- 30,056,768
Class B Common Stock, $.01 par value ---------- 11,868,100

VICOR CORPORATION

FORM 10-Q PART I ITEM 1 PAGE 1

Item 1 - Financial Statements

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

Assets	March 31, 2004	December 31, 2003
Current assets:

Cash and cash equivalents	$41,574	$41,723
Short-term investments	72,543	67,046
Accounts receivable, net	22,052	22,493
Inventories, net	23,488	22,080
Deferred tax assets	3,548	3,548
Other current assets	2,928	4,101

Total current assets	166,133	160,991

Property, plant and equipment, net	78,204	82,366
Other assets	9,076	8,107

	$253,413	$251,464

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$6,498	$5,078
Accrued compensation and benefits	4,194	3,541
Accrued liabilities	6,088	5,360
Income taxes payable	6,347	6,465

Total current liabilities	23,127	20,444

Deferred income taxes	4,446	4,362

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	371	371
Additional paid-in capital	146,730	146,479
Retained earnings	182,673	183,863
Accumulated other comprehensive income	307	186
Treasury stock, at cost	(104,360)	(104,360)

Total stockholders’ equity	225,840	226,658

	$253,413	$251,464

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 2

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues:
Product	$42,146	$37,605
License	375	135

	42,521	37,740
Cost of revenues	27,521	28,833

Gross margin	15,000	8,907

Operating expenses:
Selling, general and administrative	10,178	10,324
Research and development	5,943	5,334

Total operating expenses	16,121	15,658

Loss from operations	(1,121)	(6,751)

Other income (expense), net	215	377

Loss before income taxes	(906)	(6,374)

Provision for income taxes	(284)	(255)

Net loss	$(1,190)	$(6,629)

Net loss per common share:
Basic	$(0.03)	$(0.16)
Diluted	$(0.03)	$(0.16)
Shares used to compute net loss per share:
Basic	41,917	42,054
Diluted	41,917	42,054

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 3

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating activities:
Net loss	$(1,190)	$(6,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,322	5,693
Amortization of bond premium	272	150
Gain on disposal of equipment	(4)	(4)
Unrealized loss on foreign currency	—	12
Change in current assets and liabilities, net	2,950	2,473

Net cash provided by operating activities	7,350	1,695

Investing activities:
Purchases of short-term investments	(30,865)	(8,523)
Sale and maturities of short-term investments	25,219	19,680
Additions to property, plant and equipment	(1,015)	(1,909)
Increase in other assets	(1,084)	(209)

Net cash provided by (used in) investing activities	(7,745)	9,039

Financing activities:
Proceeds from issuance of Common Stock	251	23
Acquisitions of treasury stock	—	(2,562)

Net cash provided by (used in) financing activities	251	(2,539)

Effect of foreign exchange rates on cash	(5)	15

Net (decrease) increase in cash and cash equivalents	(149)	8,210

Cash and cash equivalents at beginning of period	41,723	49,870

Cash and cash equivalents at end of period	$41,574	$58,080

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 4

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2003, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q PART I ITEM 1 PAGE 5

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2004

(Unaudited)

2. Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, as permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

	Three Months Ended
	March 31,
	2004	2003
Net loss as reported	$(1,190)	$(6,629)
Stock-based employee compensation cost, net of related tax effects	(491)	(1,534)

Pro forma net loss	$(1,681)	$(8,163)

Net loss per share, as reported:
Basic	$(.03)	$(.16)
Diluted	$(.03)	$(.16)

Pro forma net loss per share:
Basic	$(.04)	$(.19)
Diluted	$(.04)	$(.19)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

FORM 10-Q PART I ITEM 1 PAGE 6

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2004
(Unaudited)

3. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net loss	$(1,190)	$(6,629)

Denominator:
Denominator for basic loss per share-weighted average shares	41,917	42,054

Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted loss per share — adjusted weighted-average shares and assumed conversions	41,917	42,054

Basic loss per share	$(0.03)	$(0.16)

Diluted loss per share	$(0.03)	$(0.16)

The effect of outstanding stock options has been excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 as the effect would be anti-dilutive.

4. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$23,416	$23,232
Work-in-process	2,696	2,108
Finished goods	5,796	4,791

	31,908	30,131
Inventory reserves	(8,420)	(8,051)

Net balance	$23,488	$22,080

FORM 10-Q PART I ITEM 1 PAGE 7

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2004
(Unaudited)

5. Investment

In March 2004, the Audit Committee of the Board of Directors approved an additional investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). As of March 31, 2004, the Company’s total investment in GWS was $2,000,000. A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company.

The Company considered the requirements of FASB Interpretation No. 46 - Revised (FIN 46R), “Consolidation of Variable Interest Entities,” in accounting for the additional investment in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18 (APB 18), “The Equity Method for Accounting for Investments in Common Stock,” as a cost method investment since it does not have significant influence over GWS. The investment in GWS is included in other assets in the condensed consolidated balance sheet at March 31, 2004. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investment in GWS should be taken.

6. Product Warranties

The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Product warranty activity for the three months ended March 31, 2004 was as follows (in thousands):

Balance as of December 31, 2003	$1,268
Accruals for warranties for products sold in the period	166
Fulfillment of warranty obligations and revisions of estimated obligations	(16)

Balance as of March 31, 2004	$1,418

7. Income Taxes

Tax provisions in 2004 and 2003 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns.

FORM 10-Q PART I ITEM 1 PAGE 8

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2004
(Unaudited)

The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management’s estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

8. Comprehensive Income (Loss)

Total comprehensive loss was ($1,069,000) and ($6,641,000) for the three months ended March 31, 2004 and March 31, 2003, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains in the amounts of $39,000 and $10,000 and unrealized gains (losses) on available for sale securities in the amount of $82,000 and ($22,000) for the three months ended March 31, 2004 and March 31, 2003, respectively.

9. Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, the Company is engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). The complaint as amended in November 2003, relates to the alleged purchase, under a “last time buy” arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million and also seeks punitive damages and attorney’s fees. The Company filed an answer denying the allegations of Exar’s complaint and asserted several cross-complaints. The Company alleges compensatory damages of almost $3.5 million and seeks punitive damages. The Company may be entitled to reciprocal attorney’s fees under California law.

All but one of the Company’s counts in its cross-complaints have survived Exar’s motions for summary adjudication, and one remaining Exar motion for summary adjudication is scheduled for hearing in May 2004. The Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device LLC (“Rohm Entities”). The Company alleges that the Rohm Entities are liable to indemnify the Company for Exar’s affirmative claims and for compensatory damages of $3.5 million. As a result of the addition of the Rohm Entities the Court vacated the existing June 11, 2004 trial date and no new trial date has been set. Management of the Company does not expect that the ultimate resolution of the lawsuit will have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q PART I ITEM 1 PAGE 9

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2004
(Unaudited)

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. Proceedings in the United States District Court in Boston, Massachusetts are currently stayed while the parties appeal various issues concerning the District Court’s interpretations of certain patent claim terms to the Court of Appeals for the Federal Circuit. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

10. Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements will apply to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 and the revised FIN 46R did not have a significant impact on the Company’s financial position or results of operations.

11. Reclassification

At December 31, 2003, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for the year ended December 31, 2003 and for all prior periods. As a result, certain amounts were reclassified in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2003 to conform to the 2004 presentation.

FORM 10-Q PART I ITEM 2 PAGE 10

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2004

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2004

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to achieve an increased bookings rate over a longer period, and to successfully leverage the V•I Chips in standard products to promote market acceptance of Factorized Power, and those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Automated Manufacturing Line,” “—Competition,” “—Patents,” “—Licensing,” and “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

FORM 10-Q PART I ITEM 2 PAGE 11

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2004
(Continued)

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net revenues for the first quarter of 2004 were $42,521,000, an increase of $4,781,000 (12.7%) as compared to $37,740,000 for the same period a year ago, and an increase of 8.7% on a sequential basis from the fourth quarter of 2003. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $4,541,000 and by an increase in license revenue of $240,000. Orders during the quarter increased by 11.8% compared with the fourth quarter of 2003. The book-to-bill ratio for the first quarter of 2004 was 1.13:1 as compared to 1.02:1 for the first quarter of 2003 and 1.09:1 in the fourth quarter of 2003. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company continues to believe that this increase in the book to bill ratio is not indicative of a trend at this time. The increase in license revenue was due to receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004. Going forward, license revenues will be less than prior periods unless and until the Company enters into new license arrangements.

Gross margin for the first quarter of 2004 increased $6,093,000 (68.4%) to $15,000,000 from $8,907,000, and increased to 35.3% from 23.6% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage was due to the higher level of shipments, changes in the revenue mix and increased productivity.

Selling, general and administrative expenses were $10,178,000 for the period, a decrease of $146,000 (1.4%) from the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.9% from 27.4%, primarily due to the increase in net revenues. The principal components of the $146,000 decrease were $201,000 (29.3%) of decreased advertising expense and $158,000 (20.0%) of decreased depreciation and amortization expense. The principal component offsetting the above decrease was $220,000 (47.8%) of increased legal fees, primarily due to the ongoing litigation with Exar Corporation (see Part II, Item 1 - “Legal Proceedings”).

Research and development expenses increased $609,000 (11.4%) to $5,943,000, but decreased slightly as a percentage of net revenues to 14.0% from 14.1% primarily due to the increase in net revenues. The principal components of the $609,000 increase were $252,000 (24.8%) in increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2004 as compared to 2003, $188,000 (7.0%) of increased compensation expense and $89,000 (22.5%) of increased project material costs. The increases in compensation expense and project materials costs were principally due to development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products.

FORM 10-Q PART I ITEM 2 PAGE 12

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2004
(Continued)

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(decrease)
Interest income	$355	$355	$—
Minority interest in net income of subsidiaries	(187)	(94)	(93)
Foreign currency gains (losses)	(38)	60	(98)
Other	85	56	29

	$215	$377	$(162)

Loss before income taxes was $906,000 for the first quarter of 2004 compared to a loss before income taxes of $6,374,000 for the same period in 2003.

Tax provisions in 2004 and 2003 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. Based on the Company’s current estimate of its earnings and tax provision for the year, we expect that the tax expense for each of the remaining quarters in 2004 will approximate that of the first quarter.

Diluted loss per share was $(0.03) for the first quarter of 2004, compared to diluted loss per share of $(0.16) for the first quarter of 2003.

FORM 10-Q PART I ITEM 4 PAGE 13

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2004

Liquidity and Capital Resources

At March 31, 2004 the Company had $41,574,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.2:1 at March 31, 2004 compared to 7.9:1 at December 31, 2003. Working capital increased $2,459,000, from $140,547,000 at December 31, 2003 to $143,006,000 at March 31, 2004. The primary factors affecting the working capital increase were an increase in short-term investments of $5,497,000 and an increase in inventory of $1,408,000. These increases were offset by a decrease in other current assets of $1,173,000 and an increase in current liabilities of $2,683,000. The primary source of cash for the three months ended March 31, 2004 was $7,350,000 from operating activities. The primary uses of cash for the three months ended March 31, 2004 were for the net purchases of short-term investments of $5,646,000, the acquisition of equipment of approximately $1,000,000 and the additional investment in GWS of $1,000,000.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new Factorized Power Architecture (“FPA”) products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. While the Company expects capital spending to be higher in 2004 than 2003, it will be less than the spending in 2002 and 2001. The Company’s automation, test and mechanical engineering groups, which build the manufacturing equipment internally, are spending more time in development and support and maintenance activities in 2004, the costs of which are expensed.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2004. As of March 31, 2004, the Company had approximately $26,000,000 remaining under the plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2004, the Company had approximately $450,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q PART I ITEMS 3 - 4 PAGE 14

VICOR CORPORATION

March 31, 2004

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates.

As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term investments consist mainly of corporate debt securities. These debt securities are all highly rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments.

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL’s operations.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q PART II ITEM 1 PAGE 15

VICOR CORPORATION

Part II — Other Information

March 31, 2004

Item 1 - Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, the Company is engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). The complaint as amended in November 2003, relates to the alleged purchase, under a “last time buy” arrangement, by the Company of certain quantities of integrated circuits manufactured and contained on silicon wafers from Exar. Exar alleges compensatory damages of approximately $2.2 million and also seeks punitive damages and attorney’s fees. The Company filed an answer denying the allegations of Exar’s complaint and asserted several cross-complaints. The Company alleges compensatory damages of almost $3.5 million and seeks punitive damages. The Company may be entitled to attorney’s fees under California law.

All but one of the Company’s counts in its cross-complaints have survived Exar’s motions for summary adjudication, and one remaining Exar motion for summary adjudication is scheduled for hearing in May 2004. The Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device LLC (“Rohm Entities”). The Company alleges that the Rohm Entities are liable to indemnify the Company for Exar’s affirmative claims and for compensatory damages of $3.5 million. As a result of the addition of the Rohm Entities the Court vacated the existing June 11, 2004 trial date and no new trial date has been set. Management of the Company does not expect that the ultimate resolution of the lawsuit will have a material adverse impact on the Company’s financial position or results of operations.

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. Proceedings in the United States District Court in Boston, Massachusetts are currently stayed while the parties appeal various issues concerning the District Court’s interpretations of certain patent claim terms to the Court of Appeals for the Federal Circuit. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q PART II ITEMS 2-6 PAGE 16

VICOR CORPORATION

Part II — Other Information
March 31, 2004
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

The Company filed a Current Report on Form 8-K on February 10, 2004 (Items 7 and 12).

FORM 10-Q PART II PAGE 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 6, 2004	By:	/s/ Patrizio Vinciarelli Patrizio Vinciarelli President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 6, 2004	By:	/s/ Mark A. Glazer Mark A. Glazer Chief Financial Officer (Principal Financial Officer)