Form 10-Q
period 2004-06-30
VICOR CORP
filed 2004-08-04
CIK 751978

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2004.

             Common Stock, $.01 par value 30,244,144
Class B Common Stock, $.01 par value 11,868,100

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1
PAGE 1

Item 1 – Financial Statements

VICOR CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$42,527	$41,723
Short-term investments	74,900	67,046
Accounts receivable, net	22,714	22,493
Inventories, net	23,787	22,080
Deferred tax assets	3,548	3,548
Other current assets	3,443	4,101

Total current assets	170,919	160,991
Property, plant and equipment, net	74,239	82,366
Other assets	8,982	8,107

	$254,140	$251,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,559	$5,078
Accrued compensation and benefits	4,333	3,541
Accrued liabilities	5,568	5,360
Income taxes payable	6,200	6,465

Total current liabilities	22,660	20,444
Deferred income taxes	4,166	4,362
Stockholders’ equity:
Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	373	371
Additional paid-in capital	148,542	146,479
Retained earnings	182,734	183,863
Accumulated other comprehensive income	(94)	186
Treasury stock, at cost	(104,360)	(104,360)

Total stockholders’ equity	227,314	226,658

	$254,140	$251,464

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2

VICOR CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product	$45,374	$38,121	$87,520	$75,726
License	—	572	375	707

	45,374	38,693	87,895	76,433
Cost of revenues	27,994	28,156	55,515	56,989

Gross margin	17,380	10,537	32,380	19,444
Operating expenses:
Selling, general and administrative	10,607	10,394	20,785	20,718
Research and development	6,505	5,833	12,448	11,167

Total operating expenses	17,112	16,227	33,233	31,885

Income (loss) from operations	268	(5,690)	(853)	(12,441)
Other income (expense), net	94	(39)	309	338

Income (loss) before income taxes	362	(5,729)	(544)	(12,103)
Provision for income taxes	(301)	(229)	(585)	(484)

Net income (loss)	$61	$(5,958)	$(1,129)	$(12,587)

Net income (loss) per common share:
Basic	$0.00	$(0.14)	$(0.03)	$(0.30)
Diluted	$0.00	$(0.14)	$(0.03)	$(0.30)
Shares used to compute net income (loss) per share:
Basic	42,049	41,799	41,983	41,926
Diluted	42,344	41,799	41,983	41,926

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating activities:
Net loss	$(1,129)	$(12,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,648	11,294
Amortization of bond premium	538	342
Other than temporary decline in investment	27	387
(Gain)/loss on disposal of equipment	5	(4)
Proceeds from sale of investment	—	273
Gain on sale of investment	—	(8)
Unrealized loss on foreign currency	—	4
Change in current assets and liabilities, net	917	16,500

Net cash provided by operating activities	11,006	16,201
Investing activities:
Purchases of short-term investments	(45,265)	(39,605)
Sale and maturities of short-term investments	36,419	30,345
Additions to property, plant and equipment	(2,244)	(3,259)
Increase in other assets	(1,188)	(281)

Net cash used in investing activities	(12,278)	(12,800)
Financing activities:
Proceeds from issuance of Common Stock	2,065	216
Acquisitions of treasury stock	—	(2,562)

Net cash provided by (used in) financing activities	2,065	(2,346)
Effect of foreign exchange rates on cash	11	7

Net increase in cash and cash equivalents	804	1,062
Cash and cash equivalents at beginning of period	41,723	49,870

Cash and cash equivalents at end of period	$42,527	$50,932

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements
June 30, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2003, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 1
PAGE 5

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2004
(Unaudited)

2. Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, as permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$61	$(5,958)	$(1,129)	$(12,587)
Stock-based employee compensation cost, net of related tax effects	(403)	(1,260)	(894)	(2,793)

Pro forma net loss	$(342)	$(7,218)	$(2,023)	$(15,380)

Net income (loss) per share, as reported:
Basic	$0.00	$(0.14)	$(0.03)	$(0.30)
Diluted	$0.00	$(0.14)	$(0.03)	$(0.30)
Pro forma net loss per share:
Basic	$(0.01)	$(0.17)	$(0.05)	$(0.37)
Diluted	$(0.01)	$(0.17)	$(0.05)	$(0.37)

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
June 30, 2004
(Unaudited)

3. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$61	$(5,958)	$(1,129)	$(12,587)

Denominator:
Denominator for basic income (loss) per share-weighted average shares	42,049	41,799	41,983	41,926
Effect of dilutive securities:
Employee stock options	295	—	—	—

Denominator for diluted income (loss) per share - adjusted weighted-average shares and assumed conversions	42,344	41,799	41,983	41,926

Basic income (loss) per share	$0.00	$(0.14)	$(0.03)	$(0.30)

Diluted income (loss) per share	$0.00	$(0.14)	$(0.03)	$(0.30)

The effect of outstanding stock options has been excluded from the calculation of diluted income (loss) per share for the six months ended June 30, 2004 and for the three and six months ended June 30, 2003, as the effect would be anti-dilutive.

4. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$24,401	$23,232
Work-in-process	2,675	2,108
Finished goods	4,963	4,791

	32,039	30,131
Inventory reserves	(8,252)	(8,051)

Net balance	$23,787	$22,080

FORM 10-Q
PART I
ITEM 1
PAGE 7

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2004
(Unaudited)

5. Investment

In March 2004, the Audit Committee of the Board of Directors approved an additional investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). As of June 30, 2004, the Company’s total investment in GWS was $2,000,000. A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company.

The Company considered the requirements of FASB Interpretation No. 46 - Revised (FIN 46R), “Consolidation of Variable Interest Entities,” in accounting for the additional investment in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18 (APB 18), “The Equity Method for Accounting for Investments in Common Stock,” as a cost method investment since it does not have significant influence over GWS. The investment in GWS is included in other assets in the condensed consolidated balance sheet at June 30, 2004. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investment in GWS should be recorded.

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

Product warranty activity for the six months ended June 30, 2004 was as follows (in thousands):

Balance as of December 31, 2003	$1,268
Accruals for warranties for products sold in the period	214
Fulfillment of warranty obligations and revisions of estimated obligations	(42)

Balance as of June 30, 2004	$1,440

FORM 10-Q
PART I
ITEM 1
PAGE 8

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2004
(Unaudited)

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

8. Comprehensive Income (Loss)

Total comprehensive loss was ($340,000) and ($1,409,000) for the three and six months ended June 30, 2004, respectively and ($5,969,000) and ($12,610,000) for the three and six months ended June 30, 2003, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation losses in the amounts of ($50,000) and ($11,000) and unrealized losses on available for sale securities in the amount of ($351,000) and ($269,000) for the three and six months ended June 30, 2004, respectively.

9. Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Form 10-Q for the three months ended March 31, 2004, the Company was engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). In addition, the Superior Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device U.S.A., LLC (“Rohm Entities”). Effective July 8, 2004, Vicor, Exar and the Rohm Entities entered into a Settlement Agreement and Mutual Limited Releases, resulting in the entry of a dismissal with prejudice by the Superior Court on July 20, 2004. As a result, the Company recorded a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the litigation.

FORM 10-Q
PART I
ITEM 1
PAGE 9

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2004
(Unaudited)

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Form 10-Q for the three months ended March 31, 2004, Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. On May 24, 2004, the Court of Appeals for the Federal Circuit affirmed the decisions issued in January, 2003, by the Federal District Court, Boston, Massachusetts, in each of Vicor’s patent infringement lawsuits against each of the above-named companies. As previously reported, the District Court’s decisions related to claim construction and validity of Vicor’s Reset Patent (U. S. Patent Re. 36,098). The judgment affirms the validity of the patent claims; rejects assertions that the claims are invalid for indefiniteness; and affirms Vicor’s interpretation of several terms used in the claims. However, the Appeals Court judgment also affirms the District Court’s interpretations of certain terms that were contrary to Vicor’s position. Vicor believes that the affirmation of the District Court’s interpretations strengthens its position regarding validity of the patent. Affirmation of the District Court’s claim construction, however, reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In Ericsson Wireless Communications, Inc. v. Vicor Corporation filed in Superior Court of the State of California, County of San Diego in May 2004, the plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. The Company believes the claims are without merit and will defend the action vigorously.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

10. Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements were applied to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 and the revised FIN 46R did not have a significant impact on the Company’s financial position or results of operations.

FORM 10-Q
PART I
ITEM 1
PAGE 10

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2004
(Unaudited)

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-6 “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share,” which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. The Company’s Class B Common Stock are not participating securities, as they share equally in the undistributed earnings of the Company. Therefore, EITF 03-6 has no impact on the Company’s financial position or results of operations.

11. License Agreement

On June 30, 2004, the Company announced that it had entered into a non-exclusive license with Sony Corporation (“Sony”) to design and manufacture power converters, using V•I Chip technology and Factorized Power, for use within its products and for sale to its customers in certain agreed-upon applications. The license also grants Sony rights to manufacture certain semiconductor components that are used in V•I Chips. Royalties are based upon the value of the licensed converters used or sold.

12. Reclassification

At December 31, 2003, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for the year ended December 31, 2003 and for all prior periods. As a result, certain amounts were reclassified in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2003 to conform to the 2004 presentation.

13. Subsequent Event

On July 22, 2004, the Company’s Board of Directors approved an annual cash dividend for 2004 of $.08 per share of the Company’s stock. The dividend is payable on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.

FORM 10-Q
PART I
ITEM 2
PAGE 11

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under the license agreements, to achieve an increased bookings rate over a longer period, and to successfully leverage the V•I Chips in standard products to promote market acceptance of Factorized Power, and those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Automated Manufacturing Line,” "—Competition,” “—Patents,” “—Licensing,” and “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

FORM 10-Q
PART I
ITEM 2
PAGE 12

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004
(Continued)

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net revenues for the second quarter of 2004 were $45,374,000, an increase of $6,681,000 (17.3%) as compared to $38,693,000 for the same period a year ago, and an increase of 6.7% on a sequential basis from the first quarter of 2004. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $7,253,000 offset by a decrease in license revenue of $572,000. Orders during the quarter decreased by 8.0% compared with the first quarter of 2004. The book-to-bill ratio for the second quarter of 2004 was .97:1 as compared to .98:1 for the second quarter of 2003 and 1.13:1 in the first quarter of 2004. The decrease in license revenue was due to receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004.

Gross margin for the second quarter of 2004 increased $6,843,000 (64.9%) to $17,380,000 from $10,537,000, and increased to 38.3% from 27.2% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments, increased productivity and a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the settlement of a commercial dispute (see Part II, Item 1 – “Legal Proceedings”). The improvement was partially offset by increased depreciation of approximately $200,000 resulting from shortening of the useful lives of certain equipment as a consequence of the conversion of second-generation products to the FasTrak platform.

Selling, general and administrative expenses were $10,607,000 for the period, an increase of $213,000 (2.0%) from the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.4% from 26.9%, primarily due to the increase in net revenues. The principal components of the $213,000 increase were $480,000 (178.4%) of increased legal fees, primarily due to the ongoing litigation with Exar Corporation (see Part II, Item 1 – “Legal Proceedings”), $209,000 (22.7%) in increased commission expense and $115,000 (67.3%) in increased audit and tax fees. The principal components offsetting the above increase were $290,000 (35.9%) of decreased advertising expense, $145,000 (20.5%) of decreased costs associated with the Vicor Integrated Architects (“VIAs”) and $145,000 (19.5%) of decreased depreciation and amortization expense.

Research and development expenses increased $672,000 (11.5%) to $6,505,000, but decreased as a percentage of net revenues to 14.3% from 15.1% primarily due to the increase in net revenues. The principal components of the $672,000 increase were $283,000 (49.2%) in increased project material costs, $168,000 (6.0%) in increased compensation expense, $151,000 (206.6%) in increased tooling costs and $43,000 (13.0%) of increased costs associated with the VIAs. The increases in project materials costs and increased tooling costs were principally due to the development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products.

FORM 10-Q
PART I
ITEM 2
PAGE 13

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004
(Continued)

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(decrease)
Interest income	$385	$366	$19
Minority interest in net income of subsidiaries	(209)	(147)	(62)
Foreign currency gains (losses)	(29)	163	(192)
Other than temporary decline in Scipher plc investment	(27)	(391)	364
Other	(26)	(30)	4

	$94	$(39)	$133

Income before income taxes was $362,000 for the second quarter of 2004 compared to a loss before income taxes of $5,729,000 for the same period in 2003.

Tax provisions in 2004 and 2003 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. Based on the Company’s current estimate of its earnings and tax provision for the year, we expect that the tax expense for each of the remaining quarters in 2004 will approximate that of the second quarter.

Diluted income per share was $0.00 for the second quarter of 2004 compared to diluted loss per share of $(0.14) for the second quarter of 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net revenues for the first six months of 2004 were $87,895,000, an increase of $11,462,000 (15.0%) as compared to $76,433,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $11,794,000, partially offset by a decrease in license revenue of $332,000. Orders during the first six months of 2004 increased by 14.4% compared with the second half of 2003. The book-to-bill ratio was 1.05:1 for the first six months of 2004 compared to 1.00:1 for the same period a year ago, and 1.07:1 for the second half of 2003.

Gross margin for the first six months of 2004 increased $12,936,000 (66.5%) to $32,380,000 from $19,444,000, and increased to 36.8% from 25.4% as a percentage of net revenues. The primary components of the increase in

FORM 10-Q
PART I
ITEM 2
PAGE 14

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004
(Continued)

gross margin dollars and percentage were due to the higher levels of shipments, increased productivity and a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the settlement of a commercial dispute (see Part II, Item 1 – “Legal Proceedings”).

Selling, general and administrative expenses were $20,785,000 for the period, an increase of $67,000 (0.3%) over the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.6% from 27.1%, due to the increase in net revenues. The principal components of the $67,000 increase were $700,000 (96.0%) of increased legal fees, due to the ongoing litigation with Exar Corporation, and $152,000 (8.2%) in increased commission expense. These increases were offset by $490,000 (32.9%) of decreased advertising costs and $303,000 (19.8%) of decreased depreciation expense, primarily related to computer hardware and software.

Research and development expenses increased $1,281,000 (11.5%) to $12,448,000 and decreased slightly as a percentage of net revenues to 14.2% from 14.6%. The principal components of the $1,281,000 increase were $372,000 (38.3%) of increased project material costs, $355,000 (6.5%) of increased compensation expense, $281,000 (12.4%) of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2004 as compared to 2003, and $109,000 (71.3%) of increased tooling costs. The increases in project material costs, compensation expense and tooling costs were principally due to the development efforts associated with the Company’s new FPA products.

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(decrease)
Interest income	$764	$769	$(5)
Minority interest in net income of subsidiaries	(396)	(241)	(155)
Foreign currency gains (losses)	(68)	214	(282)
Other than temporary decline in Scipher plc investment	(27)	(391)	364
Other	36	(13)	49

	$309	$338	$(29)

Loss before income taxes was $544,000 compared to a loss before income taxes of $12,103,000 for the same period in 2003.

Diluted loss per share was $(0.03) for the first six months of 2004, compared to diluted loss per share of $(0.30) for the first six months of 2003.

FORM 10-Q
PART I
ITEM 4
PAGE 15

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2004
(Continued)

Liquidity and Capital Resources

At June 30, 2004 the Company had $42,527,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.5:1 at June 30, 2004 compared to 7.9:1 at December 31, 2003. Working capital increased $7,712,000, from $140,547,000 at December 31, 2003 to $148,259,000 at June 30, 2004. The primary factors affecting the working capital increase were an increase in short-term investments of $7,854,000 and an increase in inventory of $1,707,000. These increases were offset by an increase in current liabilities of $2,216,000. The primary sources of cash for the six months ended June 30, 2004 were $11,006,000 from operating activities and $2,065,000 in net proceeds from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the six months ended June 30, 2004 were for the net purchases of short-term investments of $8,846,000 and the acquisition of equipment of approximately $2,244,000.

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase any shares of Common Stock during the six months ended June 30, 2004. As of June 30, 2004, the Company had approximately $26,000,000 remaining under the plan.

On July 22, 2004, the Company’s Board of Directors approved an annual cash dividend for 2004 of $.08 per share of the Company’s stock, which will approximate $3,400,000. The dividend is payable on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2004, the Company had approximately $726,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3 - 4
PAGE 16

VICOR CORPORATION

June 30, 2004

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Item 4 – Controls and Procedures

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

FORM 10-Q
PART II
ITEM 1
PAGE 17

VICOR CORPORATION

Part II - Other Information
June 30, 2004

Item 1 - Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Form 10-Q for the three months ended March 31, 2004, the Company was engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). In addition, the Superior Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device U.S.A., LLC (“Rohm Entities”). Effective July 8, 2004, Vicor, Exar and the Rohm Entities entered into a Settlement Agreement and Mutual Limited Releases, resulting in the entry of a dismissal with prejudice by the Superior Court on July 20, 2004. As a result, the Company recorded a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the litigation.

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Form 10-Q for the three months ended March 31, 2004, Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. On May 24, 2004, the Court of Appeals for the Federal Circuit affirmed the decisions issued in January, 2003, by the Federal District Court, Boston, Massachusetts, in each of Vicor’s patent infringement lawsuits against each of the above-named companies. As previously reported, the District Court’s decisions related to claim construction and validity of Vicor’s Reset Patent (U. S. Patent Re. 36,098). The judgment affirms the validity of the patent claims; rejects assertions that the claims are invalid for indefiniteness; and affirms Vicor’s interpretation of several terms used in the claims. However, the Appeals Court judgment also affirms the District Court’s interpretations of certain terms that were contrary to Vicor’s position. Vicor believes that the affirmation of the District Court’s interpretations strengthens its position regarding validity of the patent. Affirmation of the District Court’s claim construction, however, reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

In Ericsson Wireless Communications, Inc. v. Vicor Corporation filed in Superior Court of the State of California, County of San Diego in May 2004, the plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. The Company believes the claims are without merit and will defend the action vigorously.

In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q
PART II
ITEMS 2-5
PAGE 18

VICOR CORPORATION

Part II - Other Information
June 30, 2004
(Continued)

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of the Company was held on June 17, 2004. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.

All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee	Votes For	Votes Withheld
Patrizio Vinciarelli	135,058,229	3,328,725
Estia J. Eichten	133,738,820	4,648,134
Barry Kelleher	134,954,887	3,432,067
Jay M. Prager	134,952,678	3,434,276
David T. Riddiford	134,041,458	4,345,496
M. Michael Ansour	134,046,158	4,340,796
Samuel Anderson	134,997,325	3,389,629

There were 0 broker non-votes and 0 abstentions on this proposal.

Item 5 - Other Information

Not applicable.

FORM 10-Q
PART II
ITEM 6
PAGE 19

VICOR CORPORATION

Part II - Other Information
June 30, 2004
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

     b. Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 27, 2004 (Items 5 and 7) and furnished Current Reports on Form 8-K on April 20, 2004 (Items 7 and 12) and June 30, 2004 (Items 7 and 9).

FORM 10-Q PART II PAGE 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: August 4, 2004	By:	/s/ Patrizio Vinciarelli

Patrizio Vinciarelli
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Date: August 4, 2004	By:	/s/ Mark A. Glazer

Mark A. Glazer
Chief Financial Officer
(Principal Financial Officer)