Form 10-Q
period 2004-09-30
VICOR CORP
filed 2004-11-04
CIK 751978

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                             September 30, 2004

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

(978) 470-2900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2004.

Common Stock, $.01 par value -------------------- 30,212,215
Class B Common Stock, $.01 par value ---------- 11,867,100

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1

Item 1 - Financial Statements

VICOR CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$38,325	$41,723
Short-term investments	76,109	67,046
Accounts receivable, net	22,842	22,493
Inventories, net	26,023	22,080
Deferred tax assets	3,548	3,548
Other current assets	2,311	4,101

Total current assets	169,158	160,991
Property, plant and equipment, net	70,147	82,366
Other assets	9,918	8,107

	$249,223	$251,464

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,920	$5,078
Accrued compensation and benefits	3,541	3,541
Accrued liabilities	4,788	5,360
Income taxes payable	6,599	6,465

Total current liabilities	21,848	20,444
Deferred income taxes	4,242	4,362
Stockholders’ equity:
Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	374	371
Additional paid-in capital	148,803	146,479
Retained earnings	178,791	183,863
Accumulated other comprehensive income	12	186
Treasury stock, at cost	(104,966)	(104,360)

Total stockholders’ equity	223,133	226,658

	$249,223	$251,464

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Product	$43,048	$35,815	$130,568	$111,541
License	—	62	375	769

	43,048	35,877	130,943	112,310
Cost of revenues	26,817	27,290	82,332	84,279

Gross margin	16,231	8,587	48,611	28,031
Operating expenses:
Selling, general and administrative	10,141	10,230	30,926	30,948
Research and development	6,706	6,046	19,154	17,213

Total operating expenses	16,847	16,276	50,080	48,161

Loss from operations	(616)	(7,689)	(1,469)	(20,130)
Other income (expense), net	544	(114)	853	224

Loss before income taxes	(72)	(7,803)	(616)	(19,906)
Benefit (provision) for income taxes	(500)	683	(1,085)	199

Net loss	$(572)	$(7,120)	$(1,701)	$(19,707)

Net loss per common share:
Basic	$(0.01)	$(0.17)	$(0.04)	$(0.47)
Diluted	$(0.01)	$(0.17)	$(0.04)	$(0.47)
Shares used to compute net loss per share:
Basic	42,098	41,851	42,021	41,901
Diluted	42,098	41,851	42,021	41,901
Cash dividends per share	$0.08	—	$0.08	—

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating activities:
Net loss	$(1,701)	$(19,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,878	16,824
Amortization of bond premium	783	526
Other than temporary decline in investment	70	387
Loss on disposal of equipment	47	329
Proceeds from sale of investment	—	273
Loss on sale of investment	—	100
Unrealized gain on foreign currency	—	(1)
Change in current assets and liabilities, net	(1,150)	21,424

Net cash provided by operating activities	13,927	20,155
Investing activities:
Purchases of short-term investments	(60,582)	(50,147)
Sale and maturities of short-term investments	50,449	39,422
Additions to property, plant and equipment	(3,283)	(4,571)
Increase in other assets	(2,309)	(1,334)

Net cash used in investing activities	(15,725)	(16,630)
Financing activities:
Proceeds from issuance of Common Stock	2,327	595
Common Stock dividends	(3,371)	—
Acquisitions of treasury stock	(606)	(2,562)

Net cash used in financing activities	(1,650)	(1,967)
Effect of foreign exchange rates on cash	50	(80)

Net increase (decrease) in cash and cash equivalents	(3,398)	1,478
Cash and cash equivalents at beginning of period	41,723	49,870

Cash and cash equivalents at end of period	$38,325	$51,348

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements
September 30, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2003, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(572)	$(7,120)	$(1,701)	$(19,707)
Stock-based employee compensation cost, net of related tax effects	(338)	(803)	(1,232)	(3,462)

Pro forma net loss	$(910)	$(7,923)	$(2,933)	$(23,169)

Net loss per share, as reported:
Basic	$(0.01)	$(0.17)	$(0.04)	$(0.47)
Diluted	$(0.01)	$(0.17)	$(0.04)	$(0.47)
Pro forma net loss per share:
Basic	$(0.02)	$(0.19)	$(0.07)	$(0.55)
Diluted	$(0.02)	$(0.19)	$(0.07)	$(0.55)

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

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

3. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(572)	$(7,120)	$(1,701)	$(19,707)

Denominator:
Denominator for basic loss per share-weighted average shares	42,098	41,851	42,021	41,901
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares and assumed conversions	42,098	41,851	42,021	41,901

Basic loss per share	$(0.01)	$(0.17)	$(0.04)	$(0.47)

Diluted loss per share	$(0.01)	$(0.17)	$(0.04)	$(0.47)

The effect of outstanding stock options has been excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2004 and September 30, 2003, respectively, as the effect would be anti-dilutive.

4. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$26,451	$23,232
Work-in-process	2,399	2,108
Finished goods	5,034	4,791

	33,884	30,131
Inventory reserves	(7,861)	(8,051)

Net balance	$26,023	$22,080

FORM 10-Q PART I ITEM 1 PAGE 7

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

5. Investment

In March and August 2004, the Audit Committee of the Board of Directors approved additional investments by the Company of $1,000,000 each in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). As of September 30, 2004, the Company’s total investment in GWS was $3,000,000. A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company.

The Company considered the requirements of FASB Interpretation No. 46 - Revised (FIN 46R), “Consolidation of Variable Interest Entities,” in accounting for the additional investment in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18 (APB 18), “The Equity Method for Accounting for Investments in Common Stock,” as a cost method investment as management believes it does not have significant influence over GWS. The investment in GWS is included in other assets in the condensed consolidated balance sheet at September 30, 2004. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investment in GWS should be recorded.

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

Product warranty activity for the nine months ended September 30, 2004 was as follows (in thousands):

Balance as of December 31, 2003	$1,268
Accruals for warranties for products sold in the period	243
Fulfillment of warranty obligations and revisions of estimated obligations	(213)

Balance as of September 30, 2004	$1,298

7. Income Taxes

Tax provisions in 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.

FORM 10-Q PART I ITEM 1 PAGE 8

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
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

8. Comprehensive Income (Loss)

Total comprehensive loss was ($466,000) and ($1,875,000) for the three and nine months ended September 30, 2004, respectively and ($7,144,000) and ($19,754,000) for the three and nine months ended September 30, 2003, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains and (losses) in the amounts of $8,000 and ($3,000) and unrealized gains and (losses) on available for sale securities in the amount of $98,000 and ($171,000) for the three and nine months ended September 30, 2004, respectively.

9. Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Forms 10-Q for the three months ended March 31, 2004 and June 30, 2004, the Company was engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). In addition, the Superior Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device U.S.A., LLC (“Rohm Entities”). Effective July 8, 2004, Vicor, Exar and the Rohm Entities entered into a Settlement Agreement and Mutual Limited Releases, resulting in the entry of a dismissal with prejudice by the Superior Court on July 20, 2004. As a result, the Company recorded a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the litigation.

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Forms 10-Q for the three months ended March 31, 2004 and June 30, 2004, Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. On May 24, 2004, the Court of Appeals for the Federal Circuit affirmed the decisions issued in January, 2003, by the Federal District Court, Boston, Massachusetts, in each of Vicor’s patent

FORM 10-Q PART I ITEM 1 PAGE 9

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

infringement lawsuits against each of the above-named companies. As previously reported, the District Court’s decisions related to claim construction and validity of Vicor’s Reset Patent (U. S. Patent Re. 36,098). The judgment affirms the validity of the patent claims; rejects assertions that the claims are invalid for indefiniteness; and affirms Vicor’s interpretation of several terms used in the claims. However, the Appeals Court judgment also affirms the District Court’s interpretations of certain terms that were contrary to Vicor’s position. Vicor believes that the affirmation of the District Court’s interpretations strengthens its position regarding validity of the patent. Affirmation of the District Court’s claim construction, however, reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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

10. Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46R requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements were applied to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 and the revised FIN 46R did not have a significant impact on the Company’s financial position or results of operations.

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

FORM 10-Q PART I ITEM 1 PAGE 10

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2004
(Unaudited)

In June 2004, the EITF reached a consensus on EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which addresses the application of the equity method of accounting as described in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, in situations in which an investor exercises significant influence over the investee but does not have an investment in the voting common stock of the investee. The EITF concluded that an investor should apply the equity method of accounting to investments in “in-substance common stock” if the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In reaching this consensus, the EITF agreed on a definition of “in-substance common stock”, determined when entities should evaluate whether investments are in-substance common stock subject to the equity method, and provided transition guidance. The consensus is to be applied for reporting periods beginning after September 15, 2004. The Company does not believe the adoption of EITF 02-14 will have a significant impact on the Company’s financial position or results of operations.

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

12. Reclassification

At December 31, 2003, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for the year ended December 31, 2003 and for all prior periods. As a result, certain amounts were reclassified in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2003 to conform to the 2004 presentation.

13. Dividend

On July 22, 2004, the Company’s Board of Directors approved an annual cash dividend for 2004 of $.08 per share of the Company’s stock. The total dividend of approximately $3,371,000 was paid on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.

FORM 10-Q PART I ITEM 1 PAGE 11

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004

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

FORM 10-Q PART I ITEM 2 PAGE 12

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004
(Continued)

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net revenues for the third quarter of 2004 were $43,048,000, an increase of $7,171,000 (20.0%) as compared to $35,877,000 for the same period a year ago, but a decrease of 5.1% on a sequential basis from the second quarter of 2004. The increase in net revenues from the prior year resulted primarily from an increase in unit shipments of standard and custom products of approximately $7,233,000 offset by a decrease in license revenue of $62,000. Orders during the quarter decreased by 7.8% compared with the second quarter of 2004. The book-to-bill ratio for the third quarter of 2004 was .94:1 as compared to 1.05:1 for the third quarter of 2003 and .97:1 in the second quarter of 2004.

Gross margin for the third quarter of 2004 increased $7,644,000 (89.0%) to $16,231,000 from $8,587,000 for the third quarter of 2003, and increased to 37.7% from 23.9% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments and increased productivity. The improvement was partially offset by increased depreciation of approximately $252,000 resulting from shortening of the useful lives of certain equipment as a consequence of the conversion of second-generation products to the FasTrak platform.

Selling, general and administrative expenses were $10,141,000 for the period, a decrease of $89,000 (0.9%) from the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.6% from 28.5%, primarily due to the increase in net revenues. The principal components of the $89,000 decrease were $217,000 (31.0%) of decreased advertising expense and $170,000 (23.7%) of decreased costs associated with the Vicor Integration Architects (“VIAs”). The principal components offsetting the above decreases were $211,000 (24.3%) in increased commission expense and $97,000 (2.2%) in increased compensation expense.

Research and development expenses increased $660,000 (10.9%) to $6,706,000, but decreased as a percentage of net revenues to 15.6% from 16.9% primarily due to the increase in net revenues. The principal components of the $660,000 increase were $259,000 (46.4%) in increased project material costs, $153,000 (5.3%) in increased compensation expense, $127,000 (498.3%) in increased tooling costs and $52,000 (3.9%) in increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2004 as compared to 2003. The increases in project materials costs and increased tooling costs were principally due to the development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products.

FORM 10-Q PART I ITEM 2 PAGE 13

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004
(Continued)

     The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(decrease)
Interest income	$461	$504	$(43)
Other than temporary decline in Scipher plc investment	(43)	—	(43)
Write-down of obsolete equipment	(42)	(334)	292
Minority interest in net income of subsidiaries	(41)	(209)	168
Foreign currency gains (losses)	(32)	(8)	(24)
Adjustment to VAT refunds	220	—	220
Other	21	(67)	88

	$544	$(114)	$658

Loss before income taxes was $72,000 for the third quarter of 2004 compared to a loss before income taxes of $7,803,000 for the same period in 2003.

Tax provisions in 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.

Diluted loss per share was $(0.01) for the third quarter of 2004 compared to diluted loss per share of $(0.17) for the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net revenues for the first nine months of 2004 were $130,943,000, an increase of $18,633,000 (16.6%) as compared to $112,310,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $19,027,000, partially offset by a decrease in license revenue of $394,000. Orders during the first nine months of 2004 increased by 12.6% compared with the last nine months of 2003. The book-to-bill ratio was 1.01:1 for the first nine months of 2004 and 2003 and was 1.04:1 for the last nine months of 2003. The decrease in license revenue was due to receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004.

FORM 10-Q PART I ITEM 2 PAGE 14

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004
(Continued)

Gross margin for the first nine months of 2004 increased $20,580,000 (73.4%) to $48,611,000 from $28,031,000 for the first nine months of 2003, and increased to 37.1% from 25.0% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments, increased productivity and a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the settlement of a commercial dispute (see Part II, Item 1 – “Legal Proceedings”).

Selling, general and administrative expenses were $30,926,000 for the period, a decrease of $22,000 (0.1%) over the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.6% from 27.6%, due to the increase in net revenues. The principal components of the $22,000 decrease were $707,000 (32.3%) of decreased advertising expenses and $402,000 (18.2%) of decreased depreciation expense, primarily related to computer hardware and software. These decreases were offset by $634,000 (55.0%) of increased legal expenses due to the litigation with Exar Corporation and with Ericsson Wireless Communications, Inc., and $364,000 (13.4%) in increased commission expense, due to the higher revenues.

Research and development expenses increased $1,941,000 (11.3%) to $19,154,000 and decreased slightly as a percentage of net revenues to 14.6% from 15.3%. The principal components of the $1,941,000 increase were $630,000 (41.2%) of increased project material cost, $508,000 (6.1%) of increased compensation expense, $333,000 (9.4%) of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2004 as compared to 2003, and $236,000 (132.0%) of increased tooling costs. The increases in project material costs, compensation expense and tooling costs were principally due to the development efforts associated with the Company’s new FPA products.

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(decrease)
Interest income	$1,214	$1,278	$(64)
Minority interest in net income of subsidiaries	(437)	(450)	13
Adjustment to VAT refunds	220	—	220
Foreign currency gains (losses)	(100)	206	(306)
Other than temporary decline in Scipher plc investment	(70)	(391)	321
Write-down of obsolete equipment	(52)	(334)	282
Other	78	(85)	163

	$853	$224	$629

FORM 10-Q PART I ITEM 2 PAGE 15

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004
(Continued)

Loss before income taxes was $616,000 compared to a loss before income taxes of $19,906,000 for the same period in 2003.

Diluted loss per share was $(0.04) for the first nine months of 2004, compared to diluted loss per share of $(0.47) for the first nine months of 2003.

Liquidity and Capital Resources

At September 30, 2004 the Company had $38,325,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.7:1 at September 30, 2004 compared to 7.9:1 at December 31, 2003. Working capital increased $6,763,000, from $140,547,000 at December 31, 2003 to $147,310,000 at September 30, 2004. The primary factors affecting the working capital increase were an increase in short-term investments of $9,063,000 and an increase in inventory of $3,943,000. These increases were offset by a decrease in cash and cash equivalents of $3,398,000 and other current assets of $1,790,000, and an increase in current liabilities of $1,404,000. The primary sources of cash for the nine months ended September 30, 2004 were $13,927,000 from operating activities and $2,327,000 in net proceeds from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the nine months ended September 30, 2004 were for the net purchases of short-term investments of $10,133,000, the payment of a common stock dividend of $3,371,000 and the acquisition of equipment of approximately $3,283,000.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new Factorized Power Architecture (“FPA”) products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending to be approximately the same in 2004 as 2003, which is less than the spending in 2002 and 2001. The Company’s automation, test and mechanical engineering groups, which build the manufacturing equipment internally, are spending more time in development and support and maintenance activities in 2004, the costs of which are expensed.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $606,000 for the repurchase of 56,900 shares of Common Stock during the nine months ended September 30, 2004. As of September 30, 2004, the Company had approximately $25,400,000 remaining under the plan.

On July 22, 2004, the Company’s Board of Directors approved an annual cash dividend for 2004 of $.08 per share of the Company’s stock. The total dividend of approximately $3,371,000 was paid on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.

FORM 10-Q PART I ITEMS 2 — 4 PAGE 16

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2004
(Continued)

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2004, the Company had approximately $712,000 of capital expenditure commitments.

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

FORM 10-Q PART I ITEM 4 PAGE 17

VICOR CORPORATION

September 30, 2004

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

FORM 10-Q PART II ITEM 1 PAGE 18

VICOR CORPORATION

Part II — Other Information
September 30, 2004

Item 1 - Legal Proceedings

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Forms 10-Q for the three months ended March 31, 2004 and June 30, 2004, the Company was engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). In addition, the Superior Court granted the Company’s motion to add as third party defendants to the case, Rohm Co. Ltd., Rohm Corporation and Rohm Device U.S.A., LLC (“Rohm Entities”). Effective July 8, 2004, Vicor, Exar and the Rohm Entities entered into a Settlement Agreement and Mutual Limited Releases, resulting in the entry of a dismissal with prejudice by the Superior Court on July 20, 2004. As a result, the Company recorded a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the litigation during the second quarter of 2004.

As previously disclosed in Vicor’s Form 10-K for the year ended December 31, 2003, and Forms 10-Q for the three months ended March 31, 2004 and June 30, 2004, Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies, Tyco Electronics Power Systems, Inc. and Power-One. On May 24, 2004, the Court of Appeals for the Federal Circuit affirmed the decisions issued in January, 2003, by the Federal District Court, Boston, Massachusetts, in each of Vicor’s patent infringement lawsuits against each of the above-named companies. As previously reported, the District Court’s decisions related to claim construction and validity of Vicor’s Reset Patent (U. S. Patent Re. 36,098). The judgment affirms the validity of the patent claims; rejects assertions that the claims are invalid for indefiniteness; and affirms Vicor’s interpretation of several terms used in the claims. However, the Appeals Court judgment also affirms the District Court’s interpretations of certain terms that were contrary to Vicor’s position. Vicor believes that the affirmation of the District Court’s interpretations strengthens its position regarding validity of the patent. Affirmation of the District Court’s claim construction, however, reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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

FORM 10-Q PART II ITEMS 2-5 PAGE 19

VICOR CORPORATION

Part II - Other Information
September 30, 2004
(Continued)

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
July 1 - 31, 2004	—	—	—	$26,000,000
August 1 - 31, 2004	56,900	$10.65	56,900	$25,400,000
September 1 - 30, 2004	—	—	—	$25,400,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Common Stock. The November 2000 Plan was announced November 30, 2000.

Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

     Not applicable.

FORM 10-Q PART II ITEM 6 PAGE 20

VICOR CORPORATION

Part II — Other Information
September 30, 2004
(Continued)

Item 6 - Exhibits and Reports on Form 8-K

a.	Exhibits

	Exhibit Number	Description

	10.1	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on July 20, 2004 (Items 7 and 12) and filed a Current Report on Form 8-K on July 22, 2004 (Items 5 and 7).

FORM 10-Q PART II PAGE 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: November 3, 2004	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 3, 2004	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer)