Form 10-K
period 2004-12-31
VICOR CORP
filed 2005-03-16
CIK 751978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

25 Frontage Road, Andover, Massachusetts (Address of principal executive offices)	01810 (Zip code)
Registrant’s telephone number, including area code:
(978) 470-2900
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $362,901,200 as of June 30, 2004.
      On February 28, 2005, there were 30,172,323 shares of Common Stock outstanding and 11,867,100 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2005 annual meeting of stockholders are incorporated by reference into Part III.

PART I
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “will,” “would,” “should,” “plans,” “expects,” “anticipates,” “believes,” “is designed to,” “continue,” “estimate,” “project,” “intend,” “assumes,” “prospective” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurances. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth in this Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Automated Manufacturing Line,” “— Competition,” “— Patents,” “— Licensing,” and “— Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
ITEM 1 — BUSINESS
The Company
      Vicor Corporation was incorporated in Delaware in 1981. Unless the context indicates otherwise, the term “Company” means Vicor Corporation and its consolidated subsidiaries. The Company designs, develops, manufactures and markets modular power components and complete power systems, many of which use an innovative, high frequency electronic power conversion technology called “zero current and zero voltage switching.” In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture (“DPA”). The Company’s principal product lines are covered by one or more United States and foreign patents. Power systems, a central element in any electronic system, convert power from a primary power source (e.g., a wall outlet or battery source) into the stable DC voltages that are required by most contemporary electronic circuits.
      In 1986, the Company formed Westcor Corporation (“Westcor”). During 1990, Westcor was merged into the Company and became a division. Westcor manufactures configurable products at its location in Sunnyvale, California. In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany and a foreign sales corporation (“FSC”). In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (“VIAs”), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2004 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. (“VJCL”). VJCL markets and sells the Company’s products and provides customer support in Japan. In 2001, the Company established a new subsidiary, Picor Corporation (“Picor”), which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications. The Company’s Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company’s financial statements.
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
The Products
      Power systems are incorporated into virtually all electronic products, such as computers and telecommunications equipment, to convert electric power from a primary source, for example a wall outlet or battery source, into the stable DC voltages required by electronic circuits. Because power systems are arranged in a myriad of application-specific configurations, the Company’s basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be used to configure a power system specific to a user’s needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. The Company’s principal product lines include:

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
      Since 1998, the Company has introduced four families of its second-generation of high power density, component-level DC-DC converters. In 1998, the 48 Volt input family was introduced, which was designed for the telecommunications market as well as for distributed power systems. The products consist of modules with the most popular output voltages in all three of the Company’s second-generation standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro). Output power levels from 50 to 500 Watts are covered by these second-generation products. In 1999, this was followed by two additional families: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter family increased the power available to 600 Watts. In 2001, a 24 Volt input family was added to the standard second-generation product line to address additional telecommunications, industrial and defense market opportunities.
      The Vicor Design Assistance Computer (“VDAC”) was introduced for general use in 2000 and is a proprietary system which enables Vicor’s customers to specify on-line, and verify in real time, the performance and attributes of second-generation DC-DC converters. Using patented technology, VDAC enables the design of second-generation DC-DC converters with any output voltage between 2 and 48 Volt and with any input voltage from 18 to 425 Volt, with an input voltage range of up to 2.1:1, available in all of the Vicor established brick standards, full-, half- and quarter-size. Output power is selectable over a continuous range of 20 to 500 Watts per module and modules can be configured in fault-tolerant arrays capable of delivering several kilowatts.

Configurable Products
      Utilizing its standard converters as core elements, the Company has developed several product families which provide complete power solutions configured to a customer’s specific needs. These products exploit the benefits of the component-level approach to offer higher performance, higher power densities, lower costs, greater flexibility and faster delivery than traditional competitive offerings.
      Most process control, information technology (“IT”) and industrial electronic products operate directly off of AC lines. “Off-line” power systems require “front end” circuitry to convert AC line voltage into DC voltage for the core converters. The Company’s off-line AC-DC products incorporate a set of modular front end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional “box switchers,” — high power, off-line bulk supplies in industry-standard packages. Voltage and power levels can be either factory or field configurable.
      Many telecommunications, defense and transportation electronic products are powered from central DC sources (battery plants or generators). The Company’s DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system and a rugged, compact assembly for chassis-mounted, bulk power applications.
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
      The web-based Vicor Computer Aided Design (“VCAD”), similar in concept to VDAC, can be utilized by the customer to specify and verify, in real time, that customer’s desired VIPAC configuration. The VCAD system enables the design of a custom configured VIPAC product from all available combinations of inputs, outputs, chassis and optional features.

Factorized Power Architecture
      In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture (“DPA”). Factorized Power maximizes the competitiveness of a power system with a high degree of systems flexibility, power density, conversion efficiency, transient responsiveness, noise performance and reliability. FPA is enabled by power conversion components called V•I Chips or “VICs”. V•I Chips deliver up to 300 Watts of power in a surface-mount (“SMD”) ball-grid array (“BGA”) or J-lead package occupying less than 0.25 cubic-inch of space, with power densities of 1,200 Watts per cubic-inch, which represents a seven to eight times improvement over the Company’s second-generation products.
      In May 2003, the Company introduced the first family of products based on this new technology, 48 Volt to 12 Volt Bus Converter Modules (“BCM”) for conventional Intermediate Bus Architecture applications. In July 2003, the Company introduced its first V•I Chiptm Voltage Transformation Module (“VTM”). VTMs are designed to meet the demands of advanced Digital Signal Processors (“DSP”), Field Programmable Gate Arrays (“FPGA”), Application Specific Integrated Circuits (“ASIC”), processor cores and microprocessor applications at the point of load (“POL”) while providing isolation from input to output. They may be paralleled to deliver hundreds of Amperes. In January 2004, the Company announced the availability of the first members of its 48 Volt Intermediate Bus Converter Modules (“IBCs”). Offered in standard 1/4 brick format and operating from a 38-55 Volt DC input, the IBC family consists of ten fixed ratio standard models with nominal outputs from 3 to 48 Volt DC delivering up to 100 Amperes or 600 Watts.

      Additional VTM and BCM products were introduced throughout 2004. At Electronica, a major electronics show and exposition held every other year in Munich, Germany, the Company introduced a new V•I Chip-based product called the “VICBrick”. This consists of a new class of VIC, the Pre-Regulator Module (“PRM”), coupled with a VTM and mounted on an industry standard 1/4 brick format printed circuit board. The PRM provides the regulation function and, when combined with the VTM, enables tight control of the voltage delivered to the load. The VICBrick replicates the functionality of standard 1/4 brick DC-DC converters while offering the benefits of FPA in a familiar and widely adopted package.

Accessory Power System Components
      Accessory power system components, used with the Company’s component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. In general, accessory products are used to condition the inputs and outputs of the Company’s modular power components.
      VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This new front end product is packaged in the same “Micro” package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages. In addition, two accessory products for the 48 Volt input second-generation family were introduced in 1999: the FiltMod for input filtering and the IAM48 for transient and spike protection.
      In 2002, the MicroRAM (“mRAM”) was introduced. This product, designed by the Company’s Picor subsidiary, performs a function similar to the VI-RAM product in a smaller package at a lower price. In 2003, Picor introduced two new families of products, the QPO (QuietPowertm — Output Ripple Attenuation SiP) and QPI (QuietPowertm — 12 Amp Active EMI Filter for DC-DC Converters). The QPO performs a similar function to the mRAM in a smaller, lower cost surface mount package. Different QPO models allow customers to solve unique output noise problems. The QPI filters unwanted Electro-Magnetic Interference (“EMI”) from the input supply bus. The product is targeted at the telecom market and the emerging Advanced Telecommunication Computing Architecture (“ATCA”) segment. In 2004, Picor expanded its QPI product offerings to include several new products targeted at 24 Volt industrial and military COTS voltage bus supplies.

Customer Specific Products
      Since its inception, the Company has accepted a certain amount of “custom” power supply business. In most cases, the customer was unable to obtain a conventional solution that could achieve the desired level of performance in the available space. By utilizing its component-level power products as core elements in developing most of these products, the Company was able to meet the customer’s needs with a reliable, high power density, total solution. However, in keeping with the Company’s strategy of focusing on sales of standard families of component-level power building blocks, custom product sales have not been directly pursued. The Company has traditionally pursued these custom opportunities through Value-Added-Resellers (“VARs”) and a network of VIAs (see Part I, Item 1 — “Business — The Company”). Most of the VIAs are majority owned by the Company, while VARs are independent businesses. Both VIAs and VARs are distributed geographically and are in close proximity to many of their customers.

European Union Restriction of Hazardous Substances (“RoHS”)
      The Company has elected to comply with the European Union’s (“EU”) directive on the use of certain hazardous substances in electrical and electronic equipment, referred to as RoHS or as the “lead free directive.” The Company has established a formal plan to make Vicor products compliant with this directive ahead of the designated July 1, 2006 deadline. Compliance will involve working with certain suppliers and customers, may potentially require the redesign of certain products and may require the modification of certain manufacturing processes (see Part I, Item I — “Risk Factors”).
Sales and Marketing
      The Company sells its products through a network of 30 independent sales representative organizations in North and South America; internationally, 48 independent distributors are utilized. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company’s world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, in VIA locations in Oceanside, California and Cedar Park, Texas, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.
      Export sales, as a percentage of total net revenues, were approximately 41%, 38% and 34%, in 2004, 2003 and 2002, respectively.
      Because of the technical nature of the Company’s product lines, the Company engages a staff of Field Applications Engineers to support the Company’s sales activities. Field Applications Engineers provide direct technical sales support worldwide to review new applications and technical matters with existing and potential customers. There are Field Application Engineers assigned to all Company locations and they are supported by product specialists (Product Line Engineers) located in Andover. The Company generally warrants its products for a period of two years.
      The Company also sells directly to customers through Vicor Express, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. The Company, through Vicor B.V., has Vicor Express operations in Germany, France, Italy and England.
Customers and Applications
      The Company’s customer base is comprised of large Original Equipment Manufacturers (OEMs) and smaller, lower-volume users that are broadly distributed across several major market areas. Some examples of the diverse applications of the Company’s products are:

Telecommunications:	Military/ Defense:
Central Office Systems	Secure Communications Equipment
Fiber Optic Systems	Unmanned Airborne/ Remotely Piloted Vehicles
Cellular Telecommunications	Aircraft/Weapons Test Equipment
Microwave Communications	Ruggedized Computers
ATM Switches	Electronic Warfare Equipment
Paging Equipment	Reconnaissance/Targeting Systems
Broadcast Equipment	Global Positioning Systems
Remote Telemetry Equipment	Missile Defense Systems
Cable Head End Equipment	Radio/ Telemetry Systems
Power Amplifiers	NBC Detection Equipment

Industrial:	Information Technology:
Process Control Equipment	RAID Systems
Medical Equipment	Parallel Processors
Seismic Equipment	Data Storage Systems
Test Equipment	Network Servers
Transportation Systems	Enterprise Servers
Agricultural Equipment	File Servers
Material Handling Equipment	Optical Switches
Marine Products
Commercial Avionics
      For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of net revenues.
Backlog
      As of December 31, 2004, the Company had a backlog of approximately $36.3 million compared to $37.0 million at December 31, 2003. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.
Research and Development
      As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company’s research and development efforts are focused in four areas: continued enhancement of the Company’s patented technology; expansion of the Company’s families of component level DC-DC converter products; development of the new FPA products and power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $26.2 million, $23.4 million and $20.5 million in research and development in 2004, 2003 and 2002, respectively. Investment in research and development represented 15.3%, 15.5% and 13.4% of net revenues in 2004, 2003 and 2002, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.
Manufacturing
      The Company’s principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.
      The Company continues to pursue its strategy to minimize manual assembly processes, reduce manufacturing costs, increase product quality and reliability and ensure its ability to rapidly and effectively expand capacity, as needed. The strategy is based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company’s new FPA products (see Part I, Item I — “The Products — Factorized Power Architecture”).
      Components used in the Company’s products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, the Company maintains levels of inventories it considers to be appropriate to enable it to meet delivery requirements of customers. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

      Compliance by the Company with applicable environmental laws has not had a material effect on the financial condition or operations of the Company.
Second-Generation Automated Manufacturing Line
      Revenues of second-generation products increased by 16.4% in 2004 over 2003, unit production increased 13.5%, and orders increased 7.0%. Both first-and second-generation products are sold to similar customers. Gross margins on second-generation products continue to be significantly lower than those of first-generation products, principally due to high depreciation expense associated with second-generation manufacturing equipment. The Company made progress in 2004 with the process of converting second-generation products to a new FasTrak platform. This involved the installation of new automated manufacturing equipment, which has been completed, and the qualification of all products converted over to the new platform, which is still in process. While the conversion of the pre-defined matrix of second-generation products is substantially complete, the conversion of customer-defined products is ongoing. The Company believes that this conversion will ultimately result in lower unit costs and improved manufacturing yields. While there was modest improvement in second-generation gross margins in 2004, gross margins during 2005 will continue to be negatively impacted unless and until the Company is able to achieve higher production volumes and attain higher yield levels and component cost reductions on second-generation products. The Company continues to actively work towards improving yields and reducing the cost of components on second-generation products. There can be no assurance that such volumes, yields or cost reductions can be attained.
Competition
      The power conversion industry is highly competitive. Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of Invensys, plc; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec Power, a subsidiary of Emerson Electronic Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company’s competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. The Company bases its competitive strategy on technical innovation, product performance, service and technical support, and in offering a broad product line. The principal methods of competition in the markets in which the Company’s products compete are price, performance and the level of service and technical support offered.
Patents
      The Company believes that its patents afford advantages by building fundamental and multilayered barriers to competitive encroachment upon key features and performance benefits of its principal product families. The Company’s patents cover the fundamental conversion topologies used to achieve the performance attributes of its converter product lines; converter array architectures which are the basis of the products’ “parallelability”; product packaging design; product construction; high frequency magnetic structures; and automated equipment and methods for circuit and product assembly.
      On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the “Reissue Patent”) as a reissue of U.S. Patent 4,441,146 (the “Reset Patent”). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters which are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called “zero-voltage switching” technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been infringed. The Company intends to vigorously protect its rights under its patents (see Part I, Item 3 — “Legal Proceedings”).

      The Company has been issued 87 patents in the United States (which expire between 2005 and 2022), 34 in Europe (which expire between 2006 and 2017), and 25 in Japan (which expire between 2005 and 2016). The Company also has a number of patent applications pending in the United States, Europe and the Far East. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company’s patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”). While some of the Company’s patents are deemed materially important to the Company’s operations, the Company believes that no one patent is essential to the success of the Company.
Licensing
      In addition to generating revenue from product sales, licensing is an element of the Company’s strategy for building worldwide product and technology acceptance and market share. In granting licenses, the Company generally retains the right to use its patented technologies, and manufacture and sell its products, in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company’s wholly-owned subsidiary, VLT, Inc., which owns the Company’s patents. Revenues from licensing arrangements have not exceeded 10% of the Company’s consolidated revenues in any of the last three fiscal years.
      On March 28, 2001, the Company announced that its wholly-owned subsidiaries, Vicor Hong Kong Ltd. (“VHK”) and VLT, Inc. (“VLT”), had entered into cooperative agreements with Nagano Japan Radio Company, Ltd. (“NJRC”). On March 18, 2003, NJRC gave VHK and VLT notice of termination of the agreements, effective September 18, 2003. In January 2004, the Company received a final royalty payment from NJRC.
      On October 20, 2003, the Company announced that it entered into a non-exclusive license with Celestica Corporation to manufacture and sell the V•I Chip Product Family. V•I Chips are the building blocks of the new FPA products that Vicor announced in April 2003. In September 2004, the Company was notified that Celestica’s Power Systems division had been acquired by C&D Technologies, Inc. and that the license was being assigned to C&D.
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
Employees
      As of December 31, 2004, the Company employed approximately 1,140 full time and 40 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item I — “Risk Factors”).
      None of the Company’s employees are subject to a collective bargaining agreement.
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
      The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on the Company’s results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality could have a material adverse affect on the Company’s competitive position and results of operations. Specifically, the Company may not be successful in leveraging the V•I Chips in standard products to promote market acceptance of Factorized Power.

Our future operating results are dependent on the growth in our customers’ businesses.
      The Company manufactures modular power components and power systems that are incorporated into its customers’ electronic products. The Company’s growth is therefore dependent on the growth in the sales of its customers’ products as well as the development by its customers of new products. The failure of the Company to anticipate changes in our customers’ businesses and their changing product needs could negatively impact our financial position.

Our conversion of second-generation products to the FasTrak platform may not progress as planned.
      The Company made progress in 2004 with the process of converting second-generation products to a new FasTrak platform. This involved the installation of new automated manufacturing equipment, which has been completed, and the qualification of all products converted over to the new platform, which is still in process. While the conversion of the pre-defined matrix of second-generation products is substantially complete, the conversion of customer-defined products is ongoing. The Company believes that this conversion will ultimately result in lower unit costs and improved manufacturing yields, while supporting the worldwide Restriction of Hazardous Substances (“RoHS”) initiative. There can be no assurance that the qualification of remaining products will be completed as scheduled or that the expected results of the conversion of second-generation products to the FasTrak platform will be achieved. In addition, the process of conversion could result in excess supplies of raw materials that are no longer needed for the converted products. Additional inventory reserves could be required for potentially slow moving or obsolete inventory which could negatively impact the Company’s future operating results. Also, once the conversion is completed, certain second-generation automated manufacturing equipment may have little or no future use. This may result in the impairment of any remaining net book value of those assets. During the second and third quarters of 2004, the useful lives of certain equipment in connection with the conversion were shortened, which resulted in higher depreciation expense on this equipment in 2004.

Our revenues may not increase enough to offset the expense of additional capacity.
      The Company has made significant additions to its manufacturing equipment and capacity over the past several years, including equipment for the new FasTrak platform. If revenue levels do not increase enough to offset the increased fixed costs or if there is deterioration in the Company’s business, the Company’s future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time.

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
      International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Sudden or unexpected changes in the foregoing could have a material adverse effect on the Company’s results of operations.

Our ability to successfully implement our business strategy may be limited if we do not retain our key personnel.
      The Company’s success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely affect the Company’s business and financial results. In particular, the Company is dependent on the services of Dr. Patrizio Vinciarelli, its founder, Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on the Company’s development of new products and on its results of operations. In addition, the Company depends on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. The Company’s continued operations and growth depends on its ability to attract and retain highly qualified employees in a very competitive employment market.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.
      The Company operates in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies which must be protected to preserve the exclusive use of such technologies. The Company devotes substantial resources to establish and protect our patents and proprietary rights, and the Company relies on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to the Company’s products. The Company may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse affect on the Company’s competitive position. In addition, the intellectual property laws of foreign countries may not protect the Company’s rights to the same extent as those of the United States. The Company has been and may need to continue to defend or challenge patents. The Company has incurred and expects to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on its results of operations and financial position.

Our revenues and operating results have been negatively impacted by the general business slowdown, and our outlook going forward remains highly uncertain.
      The Company is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of the continued general economic slowdown in the major electronics markets, particularly in the communications markets, the Company’s net revenues in 2004, while up approximately 13% and 12% as compared to 2003 and 2002, respectively, are still significantly less than revenues in 2001. The Company remains uncertain whether there will be any significant improvement in general economic conditions in 2005, and there can be no assurance that we will be successful in managing our expenses in light of customer demand.

Compliance with the European Union Restriction of Hazardous Substances (“RoHS”) may not proceed as planned.
      The Company has elected to comply with the European Union’s (“EU”) directive on the use of certain hazardous substances in electrical and electronic equipment, referred to as RoHS or as the “lead free directive.” The Company has established a formal plan to make Vicor products compliant with this directive ahead of the designated July 1, 2006 deadline. Compliance will involve working with certain suppliers and customers, may potentially require the redesign of certain products and may require the modification of certain manufacturing processes. As a result, the following situations could negatively impact our results of operations:

•	Suppliers cannot meet the new requirements or meet the specified deadlines, and the Company may not be able to meet the demand for its products, or it may negatively affect delivery times.

•	Customers mandate that their suppliers comply with the RoHS directive at an earlier date than July 1, 2006, and the Company may not be able to meet their requirements.

•	Customers mandate that they will not accept RoHS directive compliant product, and such requirements could significantly increase the cost of maintaining business with these customers.

•	The redesign of products may not proceed as planned, or may be determined to not be feasible for certain products.

•	The modification of manufacturing processes may require the additional investment in equipment, which will increase operating expenses.

•	The conversion over to compliant materials could result in excess supplies of raw materials that are no longer needed for non-compliant products. Additional inventory reserves could be required for such excess materials.

ITEM 2 —	PROPERTIES
      The Company’s corporate headquarters building, which the Company owns and which is located in Andover, Massachusetts, provides approximately 90,000 square feet of office space for its sales, marketing, engineering and administration personnel.
      The Company also owns a building of approximately 230,000 square feet in Andover, Massachusetts, which houses all Massachusetts manufacturing activities.
      The Company’s Westcor division owns and occupies a building of approximately 31,000 square feet in Sunnyvale, California.

ITEM 3 —	LEGAL PROCEEDINGS
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
      Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Tyco Electronics Power Systems, Inc in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits and a patent infringement lawsuit that was pending against Power-One, Inc., relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by the defendants. The District Court has not yet set dates for these trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
      In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. In November 2004, Ericsson filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company denies the claims made against it, and intends to defend the action vigorously.
      On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. Vicor intends to vigorously defend the declaratory judgment action.
      In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      The Common Stock of the Company is listed on The Nasdaq Stock Market under the trading symbol “VICR.” The Class B Common Stock of the Company is not traded on any market and is subject to restrictions on transfer under the Company’s Restated Certificate of Incorporation, as amended.
      The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2003	High	Low

First Quarter	$8.93	$5.55
Second Quarter	10.40	5.50
Third Quarter	12.64	8.58
Fourth Quarter	12.43	9.50

2004	High	Low

2004
First Quarter	$13.98	$10.62
Second Quarter	19.20	12.28
Third Quarter	18.59	9.93
Fourth Quarter	13.57	8.54
      As of February 28, 2005, there were approximately 330 holders of record of the Company’s Common Stock and approximately 21 holders of record of the Company’s Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.
Dividend Policy
      Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
      On July 22, 2004, the Company’s Board of Directors approved a cash dividend for 2004 of $.08 per share of the Company’s stock. The total dividend of approximately $3,371,000 was paid on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.
Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as	that May Yet be
	of Shares		Part of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 — 31, 2004	54,400	$8.87	54,400	$24,920,000
November 1 — 30, 2004	—	—	—	$24,920,000
December 1 — 31, 2004	—	—	—	$24,920,000

Total	54,400	$8.87	54,400	$24,920,000

      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

ITEM 6 —	SELECTED FINANCIAL DATA
      The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2004, 2003 and 2002 and with respect to the Company’s balance sheets as of December 31, 2004 and 2003 are derived from the Company’s consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2001 and 2000 and with respect to the Company’s balance sheets as of December 31, 2002, 2001 and 2000 are derived from the Company’s audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,

Statement of Operations Data	2004	2003	2002	2001	2000

	(In thousands except per share data)
Net revenues	$171,580	$151,421	$152,591	$195,910	$257,583
(Loss) income from operations	(4,035)	(25,703)	(24,502)	(5,017)	46,010
Net (loss) income	(3,723)	(19,535)	(15,942)	(559)	33,920
Net (loss) income per share-basic	(.09)	(.47)	(.38)	(.01)	.80
Net (loss) income per share-diluted	(.09)	(.47)	(.38)	(.01)	.78
Weighted average shares-basic	42,022	41,896	42,337	42,342	42,276
Weighted average shares-diluted	42,022	41,896	42,337	42,342	43,265
Cash dividends per share	$.08	—	—	—	—

	At December 31,

Balance Sheet Data	2004	2003	2002	2001	2000

	(In thousands)
Working capital	$148,419	$141,547	$153,167	$153,478	$146,692
Total assets	244,882	251,464	278,445	289,622	294,113
Long-term debt	—	—	—	—	—
Total liabilities	24,259	24,806	30,412	24,785	31,192
Stockholders’ equity	220,623	226,658	248,033	264,837	262,921

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells it products primarily to the telecommunications, electronic data processing, industrial control and military electronics markets, through a network of 30 independent sales representative organizations in North and South America and, internationally, through 48 independent distributors. Export sales as a percentage of total revenues were approximately 41%, 38% and 34% in 2004, 2003 and 2002, respectively. The Company operates in one industry segment.
      For the year ended December 31, 2004 revenues increased to $171,580,000 from $151,421,000 for the same period of 2003. The Company had a loss before taxes of $2,403,000 in 2004 compared with a loss before taxes of $24,891,000 in 2003. The Company reported a net loss in 2004 of $3,723,000 compared with a net loss of $19,535,000 in 2003, and a diluted loss per share of $.09 in 2004 compared with a diluted loss per share of $.47 in 2003.
      The book to bill ratio for the third and fourth quarters of 2004 was .94:1. The book to bill ratio for the year ended December 31, 2004 was 1.00:1 compared with 1.03:1 in 2003. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company does not believe that this annual decrease in the book to bill ratio is indicative of a trend at this time. The Company ended 2004 with approximately $36.3 million in backlog compared to $37.0 million at the end of 2003.
      The gross margin for 2004 improved to 36.9% compared with 25.8% in 2003. The gross margins improved throughout the year due to higher levels of shipments, increased productivity and cost reductions associated with the end of a general furlough program during the fourth quarter of 2003, and a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the settlement of a commercial dispute (see Part I, Item 3 — “Legal Proceedings”).

      In 2004, depreciation and amortization was $20.9 million, a decrease of approximately $1.5 million from 2003, and capital additions were $5.0 million, a decrease of approximately $775,000 from 2003. The Company expects capital spending to increase in 2005 as compared to 2004, primarily for equipment for the production of FPA products. Due to assets which either are now or will be fully depreciated in 2005, the Company expects depreciation and amortization to be less in 2005 than 2004.
      Inventories increased by approximately $4.1 million to $26.2 million as compared with $22.1 million at the end of 2003, primarily due to higher raw materials and reduced levels of production. The slow down in demand from major markets and geographies that manifested itself at the end of the second quarter gained momentum in the third and fourth quarters of 2004 with customers in affected market segments delaying purchases in the face of adverse or uncertain market conditions.
      Significant attention across many functional areas of the Company continues to be focused on the design, development, introduction and production of the new FPA products (see Part I, Item I — “The Products — Factorized Power Architecture”). The Company introduced the first families of these products in 2003. The Company does not expect to generate significant revenues from FPA products in 2005.
      The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements of the Company contained elsewhere in this report.

	Year Ended December 31,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Gross margin	36.9%	25.8%	24.8%
Selling, general and administrative expenses	24.0%	27.3%	27.4%
Research and development expenses	15.3%	15.5%	13.4%
Loss before income taxes	(1.4)%	(16.4)%	(16.5)%
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, and contingencies and litigation. Management bases its estimates and judgements on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgements and estimates used in the preparation of its consolidated financial statements.
     Allowance for Doubtful Accounts
      Vicor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers’ credit-risk profiles and payment histories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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
     Long-Lived Assets
      Management evaluates the recoverability of the Company’s identifiable intangible assets, goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which generally requires that the recoverability of these assets be assessed when events or circumstances indicate a potential impairment. The Company periodically assesses the remaining use of fixed assets based upon operating results and cash flows from operations. Equipment has been written-down as a result of these assessments as necessary. Goodwill is tested for potential impairment at least annually at the reporting unit level. Deterioration or changes in the Company’s business in the future could lead to such impairment adjustments in future periods.
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
     Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2004. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires the Company to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.
      The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management’s estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
Year Ended December 31, 2004 compared to Year Ended December 31, 2003
      Net revenues for fiscal 2004 were $171,580,000 an increase of $20,159,000, or 13.3%, as compared to $151,421,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $20,552,000, partially offset by a decrease in license revenue of $393,000. Orders for fiscal year 2004 increased by 9.4% compared with 2003. We expect modest growth in revenues and further improvements in gross margins will lead to what we believe will be a profitable 2005. The book-to-bill ratio for 2004 was 1.00:1 compared to 1.03:1 for 2003. Both first- and second-generation products are sold to similar customers. The decrease in license revenue was due to receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004. Going forward, license revenues will be less than prior periods unless and until the Company enters into new license agreements.
      Gross margin for fiscal 2004 increased $24,276,000, or 62.2%, to $63,288,000 from $39,012,000 in 2003 and increased as a percentage of net revenues from 25.8% to 36.9%. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments, increased productivity and cost reductions associated with the end of a general furlough program during the fourth quarter of 2003, and a non-recurring $800,000 reduction in an accrual recorded through cost of sales associated with the settlement of a commercial dispute (see Part I, Item 3 — “Legal Proceedings”).
      Selling, general and administrative expenses were $41,112,000 for 2004, a decrease of $158,000, or 0.4%, over the same period in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.0% from 27.3%, primarily due to the increase in net revenues. The principal components of the $158,000 decrease were $890,000, or 29.9%, of decreased advertising expenses, $473,000, or 16.5%, of decreased depreciation expense, due to certain computer hardware and software becoming fully depreciated in 2004, and $380,000, or 475.0%, of decreased bad debt expense due to the Company’s favorable collection of accounts receivables. The Company had higher advertising expenses in 2003 due to the introduction of the new FPA products. These decreases were partially offset by $602,000, or 38.0%, of increased legal expenses due to the litigation with Exar Corporation and with Ericsson Wireless Communications, Inc. (see Part I, Item 3 — “Legal Proceedings”), $547,000, or 3.2%, of increased compensation as annual compensation adjustments resumed in 2004 and $385,000, or 10.5%, in increased commission expense, due to the higher revenues.
      Research and development expenses increased $2,766,000, or 11.8%, to $26,211,000 in 2004 from $23,445,000 in 2003 and decreased slightly as a percentage of net revenues to 15.3% from 15.5%. The principal components of the $2,766,000 increase were $1,133,000, or 10.1%, of increased compensation expense as annual compensation adjustments resumed in 2004, $704,000, or 31.0%, of increased project material costs, $385,000, or 7.9%, of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2004 as compared to 2003, and $263,000, or 104.8%, of increased tooling costs. The increases in compensation expense, project materials and tooling costs were principally due to development efforts associated with the Company’s new FPA products.
      Other income (expense), net increased $820,000, or 101.0%, to $1,632,000 in 2004 from the same period a year ago. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments and foreign currency gains or losses.

      The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2004	2003	(Decrease)

Interest income	$1,764	$1,514	$250
Minority interest in net income of subsidiaries	(527)	(512)	(15)
Foreign currency gains	268	607	(339)
Other than temporary decline in Scipher plc, investment	(70)	(470)	400
Loss on disposal of equipment	(47)	(356)	309
Other	244	29	215

	$1,632	$812	$820

      Loss before income taxes was $2,403,000 in 2004 compared to a loss before income taxes of $24,891,000 for 2003.
      The provision for income taxes totaled $1,320,000 in 2004 as compared to a benefit of $5,356,000 in 2003. The Company’s effective tax rate was 54.9% and (21.5%) for 2004 and 2003, respectively. Tax provisions in 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000. During the fourth quarter of 2003, the Company revised its estimate of the effective tax rate for the year and recorded a tax benefit for a portion of the net operating losses generated in 2003 and, accordingly, revised its estimated effective tax rate applicable to 2003 to an estimated tax benefit of 21.5%. This estimated tax benefit of $5,356,000 was a non-recurring non-cash item representing an increase in the benefit previously estimated by the Company based on the changes in the deductible and taxable temporary differences for 2003. The effect of the change in the estimated effective tax rate on net income was approximately $5,107,000. The corresponding effect on the net income per share was $.12 for the quarter and for the year ended December 31, 2003. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets.
      Basic and diluted loss per share was $(0.09) for the year ended December 31, 2004, compared to basic and diluted loss per share of $(0.47) for the year ended December 31, 2003.
Year Ended December 31, 2003 compared to Year Ended December 31, 2002
      Net revenues for fiscal 2003 were $151,421,000 a decrease of $1,170,000, or 0.8%, as compared to $152,591,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in unit shipments of standard and custom products of approximately $290,000 and a decrease in license revenue of $880,000. Although orders for fiscal year 2003 increased 5.1% over 2002, they were still significantly less than that of 2000 and the first half of 2001. The decrease in license revenue was due to the termination of agreements with Nagano Japan Radio Company, Ltd. (“NJRC”) on March 18, 2003, effective September 18, 2003, and the expiration of a patent which provided the basis for royalties from other licensees. The Company did receive a final royalty payment from NJRC in January 2004. The book-to-bill ratio for 2003 was 1.03 compared to 0.98 for 2002.
      Gross margin for fiscal 2003 increased $1,193,000, or 3.2%, to $39,012,000 from $37,819,000 and increased as a percentage of net revenues from 24.8% to 25.8%. These increases were principally due to a higher proportion of revenues from the VIAs in 2003 compared to 2002, whose products typically have higher gross margins.
      Selling, general and administrative expenses were $41,270,000 for 2003, a decrease of $568,000, or 1.4%, over the same period in 2002. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 27.3% from 27.4%. The principal components of the $568,000 decrease were $2,325,000, or 59.5%, of decreased legal fees and $365,000, or 9.1%, in decreased sales commission costs. This decrease was offset by $1,034,000, or 6.4%, of increased compensation expense, $486,000, or 23.8%, of increased costs associated with the operations of the VIAs, a $370,000, or 97.2%, increase in audit and tax fees, and $239,000, or 88.7%, of increased expenses associated with international operations. The increase in compensation expense was due to compensation expense increases at certain international subsidiaries and the Company’s Westcor division, and to the completion in the first quarter of 2002 of the internally developed software project of the Company’s new Enterprise Resource Planning System. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs associated with the project were capitalized, and capitalization ceased upon completion. The decrease in legal expense was primarily due to significantly lower activity on the Company’s patent infringement actions than in 2002.
      Research and development expenses increased $2,962,000, or 14.5%, to $23,445,000 for 2003 and increased as a percentage of net revenues to 15.5% from 13.4%. The principal components of the $2,962,000 increase were $2,114,000, or 77.2%, of increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2003 as compared to 2002, and $578,000, or 34.2%, of increased project material costs. The increase in project materials was principally due to development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products. These were offset by $171,000, or 1.5%, of decreased compensation expense. There was a net reduction in compensation expense of $1,053,000 in various engineering departments due to certain personnel being transferred to operations, where they are included in cost of revenues, and to some general attrition. This was partially offset by an $882,000 increase at the Company’s Picor subsidiary due to increases in headcount.
      Other income (expense), net increased $1,416,000, or 234.4%, in 2003 from the same period a year ago, to $812,000. Other income is primarily comprised of interest income derived from invested cash and cash equivalents and short-term investments, as well as a note receivable associated with the Company’s real estate transaction which was repaid in May 2002, and foreign currency gains or losses.
      The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2003	2002	(Decrease)

Interest income	$1,514	$2,360	$(846)
Foreign currency gains	607	526	81
Minority interest in net income of subsidiaries	(512)	(169)	(343)
Other than temporary decline in Scipher plc, investment	(470)	(1,985)	1,515
Loss on disposal of equipment	(356)	(1,446)	1,090
Other	29	110	(81)

	$812	$(604)	$1,416

      Interest income decreased due to a decrease in average interest rates and the repayment of the note receivable in May 2002.
      Loss before income taxes was $24,891,000 for 2003 compared to a loss before income taxes of $25,106,000 for 2002.
      The benefit for income taxes totaled $5,356,000 in 2003 and $9,164,000 in 2002. The Company’s effective tax rate was (21.5%) and (36.5%) for 2003 and 2002, respectively. During the fourth quarter of 2003, the Company revised its estimate of the effective tax rate for the year and recorded a tax benefit for a portion of the net operating losses generated in 2003 and, accordingly, revised its estimated effective tax rate applicable to 2003 to an estimated tax benefit of 21.5%. This estimated tax benefit of $5,356,000 was a non-recurring non-cash item representing an increase in the benefit previously estimated by the Company based on the changes in the deductible and taxable temporary differences for 2003. The effect of the change in the estimated effective tax rate on net income was approximately $5,107,000. The corresponding effect on the net income per share was $.12 for the quarter and for the year ended December 31, 2003. During 2002, the Company recorded a tax benefit of 36.5% reducing pre-tax losses due to a five-year carryback provision allowed by a temporary change in the tax laws.
      Basic and diluted loss per share was $(0.47) for the year ended December 31, 2003, compared to basic and diluted loss per share of $(0.38) for the year ended December 31, 2002.
LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2004 the Company had $36,277,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.6:1 at December 31, 2004 compared to 8.3:1 at December 31, 2003. Working capital increased $6,872,000, from $141,547,000 at December 31, 2003 to $148,419,000 at December 31, 2004. The primary factors affecting the working capital increase were an increase in short-term investments of $10,325,000 and an increase in inventory of $4,149,000, primarily due to higher raw materials and reduced levels of production. These increases were partially offset by a decrease in cash and cash equivalents of $5,446,000, a decrease in other current assets of $1,856,000 and an increase in current liabilities of $115,000. The primary source of cash for the twelve months ended December 31, 2004 was $15,882,000 from operating activities and $2,344,000 in net proceeds from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the twelve months ended December 31, 2004 were for the net purchases of short-term investments of $11,738,000, the acquisition of equipment of $5,022,000, the payment of a common stock dividend of $3,371,000 and the acquisition of treasury stock of $1,088,000.
      The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new FPA products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending to increase in 2005 as compared to 2004 and 2003. The Company’s automation, test and mechanical engineering groups, which build the manufacturing equipment internally, have spent more time in development and support and maintenance activities in 2004 and 2003 compared with prior years, the costs of which are expensed.
      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $1,088,000 for the repurchase of 111,300 shares of Common Stock during the twelve months ended December 31, 2004. As of December 31, 2004, the Company had approximately $24,920,000 remaining under the plan.
      On July 22, 2004, the Company’s Board of Directors approved a cash dividend for 2004 of $.08 per share of the Company’s stock. The total dividend of approximately $3,371,000 was paid on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.

      The table below summarizes the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

					More Than
Contractual Obligations	Total	Year 1	Years 2 — 4	Years 5 — 7	7 Years

Operating leases	$2,889	$1,405	$1,296	$188	$—
Purchase obligations	3,036	276	828	828	1,104

Total	$5,925	$1,681	$2,124	$1,016	$1,104

      The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2004, the Company had approximately $1,042,000 of capital expenditure commitments, principally for manufacturing equipment.
      The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

ITEM 7(a) —	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
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

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vicor Corporation
      We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vicor Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 11, 2005

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,277	$41,723
Short-term investments	77,371	67,046
Accounts receivable, less allowance of $468 in 2004 and $807 in 2003	23,359	22,493
Inventories, net	26,229	22,080
Deferred tax assets	2,497	3,548
Other current assets	2,245	4,101

Total current assets	167,978	160,991
Property, plant and equipment, net	67,001	82,366
Other assets	9,903	8,107

	$244,882	$251,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,806	$5,078
Accrued compensation and benefits	4,265	3,541
Accrued expenses	2,815	4,203
Income taxes payable	6,367	6,465
Deferred revenue	306	157

Total current liabilities	19,559	19,444
Deferred income taxes	3,173	4,362
Commitments and contingencies	—	—
Minority interests	1,527	1,000
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; 360,001 shares issued and none outstanding in 2004 and 2003	—	—
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,867,100 shares issued and outstanding in 2004 (11,868,100 in 2003)	119	119
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 37,281,087 shares issued and 30,160,589 shares outstanding (37,037,000 shares issued and 30,027,802 shares outstanding in 2003)	373	371
Additional paid-in capital	148,821	146,479
Retained earnings	176,769	183,863
Accumulated other comprehensive (loss) income	(11)	186
Treasury stock at cost: 7,120,498 shares in 2004 (7,009,198 shares in 2003)	(105,448)	(104,360)

Total stockholders’ equity	220,623	226,658

	$244,882	$251,464

See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net revenues	$171,580	$151,421	$152,591
Cost of revenues	108,292	112,409	114,772

Gross margin	63,288	39,012	37,819
Operating expenses:
Selling, general and administrative	41,112	41,270	41,838
Research and development	26,211	23,445	20,483

Total operating expenses	67,323	64,715	62,321

Loss from operations	(4,035)	(25,703)	(24,502)
Other income (expense), net	1,632	812	(604)

Loss before income taxes	(2,403)	(24,891)	(25,106)
Provision (benefit) for income taxes	1,320	(5,356)	(9,164)

Net loss	$(3,723)	$(19,535)	$(15,942)

Net loss per common share:
Basic and diluted	$(.09)	$(.47)	$(.38)

Shares used to compute net loss per share:
Basic and diluted	42,022	41,896	42,337

Cash dividends per share	$.08	—	—

See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(3,723)	$(19,535)	$(15,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,898	22,397	21,887
Amortization of bond premium	1,002	800	376
Minority interest in net income of subsidiaries	527	512	169
Other than temporary decline in investment	70	470	1,985
Loss on disposal of equipment	47	356	1,446
Deferred income taxes	—	(1,051)	1,167
Loss on sale of investments	—	100	5
Unrealized gain on foreign currency	—	—	(26)
Proceeds from sale (distribution) of investment shares	—	273	(191)
Tax benefit relating to stock option plans	—	—	96
Change in current assets and liabilities, net	(2,939)	15,110	6,857

Net cash provided by operating activities	15,882	19,432	17,829
Investing activities:
Purchase of short-term investments	(75,357)	(95,033)	(41,816)
Sales and maturities of short-term investments	63,619	78,073	36,802
Additions to property, plant and equipment	(5,022)	(5,797)	(10,770)
Decrease in notes receivable	—	—	9,636
Proceeds from sale of equipment	6	—	—
Increase in other assets	(2,414)	(2,839)	(566)

Net cash used in investing activities	(19,168)	(25,596)	(6,714)
Financing activities:
Proceeds from exercise of stock options	2,344	775	251
Common stock dividends	(3,371)	—	—
Acquisitions of treasury stock	(1,088)	(2,562)	(1,408)

Net cash used in financing activities	(2,115)	(1,787)	(1,157)
Effect of foreign exchange rates on cash	(45)	(196)	(69)

Net (decrease) increase in cash and cash equivalents	(5,446)	(8,147)	9,889
Cash and cash equivalents at beginning of year	41,723	49,870	39,981

Cash and cash equivalents at end of year	$36,277	$41,723	$49,870

Change in current assets and liabilities:
Accounts receivable	$(784)	$103	$887
Inventories, net	(4,095)	8,364	10,559
Other current assets	1,858	7,144	(9,343)
Accounts payable and other accrued items	31	1	2,064
Income taxes payable	(98)	(56)	2,904
Deferred revenue	149	(446)	(214)

	$(2,939)	$15,110	$6,857

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$1,307	$(12,020)	$(4,733)
See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(In thousands)

					Accumulated
	Class B		Additional		Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2001	$119	$369	$145,359	$219,340	$40	$(100,390)	$264,837
Sales of Common Stock			251				251
Conversion of Class B Common Stock to Common Stock							—
Income tax benefit from transactions involving stock options			96				96
Purchase of treasury stock						(1,408)	(1,408)
Net loss for 2002				(15,942)			(15,942)
Unrealized gain on investments					82		82
Currency translation adjustments					117		117

Comprehensive loss							(15,743)

Balance at December 31, 2002	119	369	145,706	203,398	239	(101,798)	248,033
Sales of Common Stock		2	773				775
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(2,562)	(2,562)
Net loss for 2003				(19,535)			(19,535)
Unrealized loss on investments					(96)		(96)
Currency translation adjustments					43		43

Comprehensive loss							(19,588)

Balance at December 31, 2003	119	371	146,479	183,863	186	(104,360)	226,658
Sales of Common Stock		2	2,342				2,344
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(1,088)	(1,088)
Common stock dividends				(3,371)			(3,371)
Net loss for 2004				(3,723)			(3,723)
Unrealized loss on investments					(243)		(243)
Currency translation adjustments					46		46

Comprehensive loss							(3,920)

Balance at December 31, 2004	$119	$373	$148,821	$176,769	$(11)	$(105,448)	$220,623

See accompanying notes

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
      Vicor Corporation (the “Company”) designs, develops, manufactures and markets modular power converters, power system components, and power systems using a patented, high frequency power conversion technology designated “zero current switching.” The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the power converters and systems are large Original Equipment Manufacturers and smaller, lower volume users which are broadly distributed across several major market areas.

2.	SIGNIFICANT ACCOUNTING POLICIES
     Principles of consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain of the Company’s Vicor Integration Architects (“VIAs”) are not majority owned by the Company. These entities are consolidated by the Company as management believes that the Company has the ability to exercise control over their activities and operations.
     Revenue recognition
      Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed and determinable, and collection is considered probable. License fees are recognized ratably over the period of exclusivity or as additional royalty payments would have been required, if greater, or over the term of the agreement. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. The Company evaluates revenue arrangements with potential multi-element deliverables in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).
     Foreign currency translation
      The financial statements of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains and losses including the remeasurement of foreign currency denominated assets and liabilities are included in income, including the Company’s foreign subsidiaries where the functional currency is the U.S. dollar. Foreign currency transaction gains, included in other income (expense), net, were approximately $268,000, $607,000 and $526,000 in 2004, 2003 and 2002, respectively.
     Cash and cash equivalents
      Cash and cash equivalents include funds held in checking and money market accounts with banks, certificates of deposit and debt securities with maturities of less than three months when purchased and money market securities. Cash and cash equivalents are valued at cost which approximates market value. The Company’s money market securities, which are classified as cash equivalents on the balance sheet, are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Short-term investments
      The Company’s short-term investments are classified as available-for-sale securities and are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company considers these investments, which represent funds for current operations, to be an integral part of its cash management activities. The Company has no trading securities or held-to-maturity securities.
     Allowance for doubtful accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers’ credit-risk profiles and payment histories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventories
      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. As sales for the Company’s products decline, such as occurred during 2003 and 2002, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.
     Concentrations of credit risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. The Company’s short-term investments consist of highly rated corporate debt securities. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. Credit losses have consistently been within management’s expectations.
     Goodwill and intangible assets
      The Company accounts for its goodwill and other intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company periodically assesses the remaining use of fixed assets based upon operating results and cash flows from operations, and performs a test of goodwill for potential impairment at least annually. Values assigned to patents are amortized using the straight-line method over periods ranging from five to twenty years.
     Long-lived assets
      In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property, plant and equipment and intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset’s carrying value would be reduced to fair value. No event has occurred that would suggest any impairment in the value of long-lived assets recorded in the accompanying consolidated financial statements.
     Other investments
      The accounting for other investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No. 46 — Revised (FIN 46R) “Consolidation of Variable Interest Entities”.
     Advertising expense
      The cost of advertising is expensed as incurred. The Company incurred $1,960,000, $2,535,000 and $2,864,000 in advertising costs during 2004, 2003 and 2002, respectively.
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
     Net income (loss) per common share
      Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2004	2003	2002

Numerator:
Net loss	$(3,723)	$(19,535)	$(15,942)

Denominator:
Denominator for basic loss per share — weighted average shares	42,022	41,896	42,337
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares and assumed conversions	42,022	41,896	42,337

Basic and diluted loss per share	$(.09)	$(.47)	$(.38)

      Options to purchase shares of Common Stock in 2004, 2003 and 2002 were not included in the calculation of net loss per share as the effect would have been antidilutive.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income taxes
      The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (FAS 109). FAS 109 requires that deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes or the expected reversal.
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
      Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.4%, 2.6% and 3.6%; dividend yields of zero; volatility factor of the expected market price of the Company’s common stock of .68, ..68 and .67; and a weighted-average expected life of the option of 4.0, 4.0 and 4.5 years. The weighted-average fair value of options granted was $7.05, $4.62 and $4.68 in 2004, 2003 and 2002, respectively. The weighted-average contractual life for options outstanding as of December 31, 2004 is 3.49 years.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table sets forth a reconciliation of reported net loss to pro forma net loss (in thousands except for earnings per share information):

	2004	2003	2002

Net loss, as reported	$(3,723)	$(19,535)	$(15,942)
Total stock-based employee compensation expense determined under fair-value based methods for all awards, net of related tax effects	(1,887)	(2,875)	(5,657)

Pro forma net loss	$(5,610)	$(22,410)	$(21,599)

Net loss per share, as reported:
Basic and diluted	$(.09)	$(.47)	$(.38)
Pro forma net loss per share:
Basic and diluted	$(.13)	$(.53)	$(.51)
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
     Comprehensive income
      The Company reports comprehensive income in accordance with FASB Statement No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term investments to be included in other comprehensive income, net of related income tax effects.
     Reclassification
      Certain amounts in the 2003 and 2002 financial statements were reclassified to conform to the 2004 presentation.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-6 “Participating Securities and the Two-Class Method Under FASB Statement 128, “Earnings Per Share,” (EITF 03-6) which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. The Company’s Class B Common Stock are not participating securities, as they share equally in the undistributed earnings of the Company. Therefore, EITF 03-6 has no impact on the Company’s financial position or results of operations.
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s fiscal year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.
      In June 2004, the EITF reached a consensus on EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which addresses the application of the equity method of accounting as described in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, in situations in which an investor exercises significant influence over the investee but does not have an investment in the voting common stock of the investee. The EITF concluded that an investor should apply the equity method of accounting to investments in “in-substance common stock” if the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In reaching this consensus, the EITF agreed on a definition of “in-substance common stock”, determined when entities should evaluate whether investments are in-substance common stock subject to the equity method, and provided transition guidance. The consensus is to be applied for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a significant impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of FAS 151 and does not believe that its adoption will have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123(R) on July 1, 2005, the commencement of its third quarter of fiscal 2005.
      FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting FAS 123(R).
      As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating FAS 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

3.	SHORT-TERM INVESTMENTS
      The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004
U.S. corporate securities	$47,639	$1	$(320)	$47,320
Obligations of states and political subdivisions	30,075	—	(24)	30,051

	$77,714	$1	$(344)	$77,371

December 31, 2003
U.S. corporate securities	$40,476	$136	$(66)	$40,546
Obligations of states and political subdivisions	18,000		—	18,000
Other debt securities	8,500	—	—	8,500

	$66,976	$136	$(66)	$67,046

      The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$2,000	$2,000
Due in one year to two years	10,254	10,225
Due after two years	65,460	65,146

	$77,714	$77,371

      At December 31, 2004, the Company held available-for-sale securities with an aggregate fair value of approximately $33,342,000 that have been in a continuous unrealized loss position for less than twelve months, with aggregate gross unrealized losses of approximately $297,000. At December 31, 2004, the Company held available-for-sale securities with an aggregate fair value of approximately $5,287,000 that have been in a continuous unrealized loss position for more than twelve months, with aggregate gross unrealized losses of approximately $47,000. The Company believes that the impairment to those investments are not other-than-temporary at this time as these corporate debt securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
      Inventories were as follows (in thousands):

	December 31,

	2004	2003

Raw materials	$27,212	$23,232
Work-in-process	2,568	2,108
Finished goods	4,293	4,791

	34,073	30,131
Inventory reserves	(7,844)	(8,051)

	$26,229	$22,080

5.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Property, plant and equipment were as follows (in thousands):

	December 31,

	2004	2003

Land	$2,089	$2,089
Buildings and improvements	40,554	40,302
Machinery and equipment	173,494	172,311
Furniture and fixtures	5,423	5,354
Construction-in-progress	956	81

	222,516	220,137
Less accumulated depreciation and amortization	155,515	137,771

	$67,001	$82,366

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $20,334,000, $21,811,000 and $21,432,000, respectively. During 2004, the Company had write-downs of approximately $47,000 ($356,000 in 2003) for certain equipment no longer in use, representing the remaining net book value of the equipment. The amounts were included in other income (expense), net in the accompanying consolidated statements of operations.
      At December 31, 2004, the Company had approximately $1,042,000 of capital expenditure commitments.

6.	INVESTMENTS
      In August 2003, the Board of Directors approved the investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). In March and August 2004, the Audit Committee of the Board of Directors approved additional investments by the Company of $1,000,000 each for a total 2004 investment of $2,000,000 in non-voting preferred stock of GWS. The Company’s total investment in GWS was $3,000,000 as of December 31, 2004 ($1,000,000 as of December 31, 2003). A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company. In addition to the investment, the Company and

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GWS have entered into a cross-license agreement and the Company purchases certain components from GWS. These purchases were not significant in 2004 or 2003.
      The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), in accounting for the additional investments in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18), as a cost method investment as management believes it does not have significant influence over GWS. The investment in GWS is included in other assets in the accompanying consolidated balance sheets. The Company will periodically evaluate whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investments in GWS should be recorded.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2004 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. The Company has no other goodwill or acquired intangible assets on the balance sheet at December 31, 2004 and 2003.
      Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,

	2004	2003

Patent costs	$5,362	$4,988
Less accumulated amortization	2,390	1,993

	$2,972	$2,995

      Amortization expense was approximately $564,000, $586,000 and $455,000 in 2004, 2003 and 2002, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

Year

2005	$333
2006	312
2007	292
2008	282
2009	281

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	PRODUCT WARRANTIES
      Product warranty activity for the twelve months ended December 31, 2004 was as follows (in thousands):

Balance as of December 31, 2003	$1,268
Accruals for warranties for products sold in the period	301
Fulfillment of warranty obligations and revisions of estimated obligations	(527)

Balance as of December 31, 2004	$1,042

9.	STOCKHOLDERS’ EQUITY
      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2004 and 2003, the Company spent $1,088,000 and $2,562,000, respectively, in the repurchase of 111,300 and 453,400 shares, respectively, of its Common Stock under the November 2000 Plan. At December 31, 2004, the Company had approximately $24,920,000 remaining under the plan.

Common Stock
      Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders. Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.
      Shares of Class B Common Stock are not transferable by a stockholder except to or among the stockholder’s spouse, certain of the stockholder’s relatives, and certain other defined transferees. Class B Common Stock is not listed or traded on any exchange or in any market. Class B Common Stock is convertible at the option of the holder thereof at any time and without cost to the stockholder into shares of Common Stock on a one-for-one basis.
      Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
      On July 22, 2004, the Company’s Board of Directors approved a cash dividend for 2004 of $.08 per share of the Company’s stock. The total dividend of approximately $3,371,000 was paid on August 31, 2004 to shareholders of record at the close of business on August 11, 2004.
      During 2004, a total of 243,087 shares of Common Stock were issued upon the exercise of stock options, and 1,000 shares of Class B Common Stock were converted into 1,000 shares of Common Stock.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	OTHER INCOME (EXPENSE), NET
      The major components of the other income (expense), net were as follows (in thousands):

	2004	2003	2002

Interest income	$1,764	$1,514	$2,360
Minority interest in net income of subsidiaries	(527)	(512)	(169)
Foreign currency gains	268	607	526
Other than temporary decline in Scipher plc investment	(70)	(470)	(1,985)
Loss on disposal of equipment	(47)	(356)	(1,446)
Other	244	29	110

	$1,632	$812	$(604)

11.	EMPLOYEE BENEFIT PLANS

Stock Options
      Under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), the Board of Directors or the Compensation Committee may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company’s 1993 Stock Option Plan (the “1993 Plan”) and the Company’s 1998 Stock Option and Incentive Plan (the “1998 Plan”). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.
      Under the 1998 Plan, the Board of Directors or the Compensation Committee may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 2,000,000 shares of Common Stock were reserved for issuance under the 1998 Plan. The period of time during which an option may be exercised and the vesting periods will be determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the Company’s 1984 Stock Option Plan, as amended (the “1984 Plan”), the Board of Directors or the Compensation Committee granted stock options to employees to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option was granted. Stock options under the 1984 Plan were typically granted with vesting periods and became exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to thirteen years from the date of grant. In connection with the adoption and approval of the 1993 Plan, the Board of Directors terminated the granting of options under the 1984 Plan.
      Activity as to stock options is as follows:

	2004	2003	2002

Outstanding at beginning of year	3,809,603	4,552,749	3,774,920
Granted	63,880	112,620	1,053,377
Forfeited and expired	(595,046)	(707,144)	(234,474)
Exercised	(243,087)	(148,622)	(41,074)

Outstanding at end of year	3,035,350	3,809,603	4,552,749

Exercisable at end of year	2,385,819	2,653,481	2,345,760

Weighted — average exercise price:
Outstanding at beginning of year	$18.28	$18.84	$21.37
Granted	$13.58	$8.93	$9.70
Forfeited and expired	$22.55	$23.29	$20.81
Exercised	$9.65	$5.21	$6.08
Outstanding at end of year	$18.04	$18.28	$18.84
Exercisable at end of year	$19.44	$19.31	$20.93
Price range per share of outstanding options	$5.98-54.50	$5.98-54.50	$1.83-54.50

Price range per share of options granted	$10.00-18.09	$5.98-11.59	$6.01-16.46

Price range per share of options exercised	$5.98-17.63	$1.83-11.00	$1.83-16.37

Available for grant at end of year	3,213,559	2,683,793	2,096,541

      The following table summarizes information about stock options outstanding as of December 31, 2004:

	Range of Exercise Prices

	$5.98-$12.06	$12.29-$16.43	$16.46-$28.25	$28.44-$54.50

Options Outstanding:
Number Outstanding	1,030,539	790,984	826,700	387,127
Weighted-Average Remaining Contractual Life	3.94	2.91	3.72	2.94
Weighted-Average Exercise Price	$9.50	$15.23	$21.44	$39.26
Options Exercisable:
Number Exercisable	716,350	584,247	728,685	356,537
Weighted-Average Exercise Price	$10.46	$15.44	$21.77	$39.27

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan
      The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $628,000, $640,000 and $629,000 in 2004, 2003 and 2002, respectively.

Stock Bonus Plan
      Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2004, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

12.	INCOME TAXES
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$8,341	$8,656
Inventory reserves	3,148	3,235
Research and development tax credit carryforward	1,965	1,477
Investment tax credit carryforward	1,539	1,509
Vacation	879	700
Scipher investment basis difference	824	795
Warranty reserve	322	459
Bad debt	187	332
Other	509	982

Total deferred tax assets	17,714	18,145
Less: Valuation allowance for deferred tax assets	(7,213)	(4,199)

Net deferred tax assets	10,501	13,946
Deferred tax liabilities:
Depreciation	(9,596)	(12,795)
Patent amortization	(1,165)	(1,233)
Other	(416)	(732)

Total deferred tax liabilities	(11,177)	(14,760)

Net deferred tax liabilities	$(676)	$(814)

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2004 and 2003. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. A valuation allowance was not warranted at December 31, 2002 primarily due to the existence of temporary differences reversing in the carryforward period, primarily depreciation, and the ability to carryback net operating losses at December 31, 2002. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.
      For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2004	2003	2002

Domestic	$(3,311)	$(24,357)	$(24,403)
Foreign	908	(534)	(703)

	$(2,403)	$(24,891)	$(25,106)

      Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2004	2003	2002

Current:
Federal	$1,075	$248	$(10,331)
Foreign	185	—	—
State	60	—	—

	1,320	248	(10,331)
Deferred:
Federal	—	(5,604)	1,167

	$1,320	$(5,356)	$(9,164)

      The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2004	2003	2002

Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefit	(1.8)	(3.5)	0.1
Meals and entertainment expense	5.5	0.6	0.5
Foreign income taxes	2.1	—	—
Foreign Sales Corporation/ ETI benefit	—	(1.5)	(1.7)
Other	1.6	1.0	(0.4)
Increase in valuation allowance	82.5	16.9	—

	54.9%	(21.5)%	(36.5)%

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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The research and development tax credit carryforwards expire beginning in 2015 for state purposes and 2023 for federal purposes. The investment tax credit carryforwards expire beginning in 2005. The federal and state net operating losses of $20,300,000 expire beginning in 2023 and 2006, respectively, of which the Company has benefited approximately $13,000,000.
      The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management’s estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

13.	COMMITMENTS AND CONTINGENCIES
      The Company leases certain of its office, warehousing and manufacturing space, as well as certain equipment. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2005	$1,405
2006	786
2007	352
2008	158
2009 and thereafter	188
      Rent expense was approximately $1,346,000, $1,279,000 and $1,166,000 in 2004, 2003 and 2002, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.
      The Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $276,000 annually, subject to semi-annual price adjustments, through 2015.
      The Company was engaged in litigation with Exar Corporation (“Exar”), a former vendor, who had filed a complaint against the Company in the Superior Court of the State of California, County of Alameda (the “Superior Court”). In addition, the Superior Court granted the Company’s motion to add

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Tyco Electronics Power Systems, Inc in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits and a patent infringement lawsuit that was pending against Power-One, Inc., relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by the defendants. The District Court has not yet set dates for these trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
      In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. In November 2004, Ericsson filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company denies the claims made against it, and intends to defend the action vigorously.
      On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. Vicor intends to vigorously defend the declaratory judgment action.
      In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, management does not expect any current litigation to have a material adverse impact on the Company’s financial position or results of operations.

14.	SEGMENT INFORMATION
      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under FAS 131, is the

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
chief executive officer. The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2004, 2003 and 2002, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 41%, 38% and 34% in 2004, 2003 and 2002, respectively. Export sales and receipts are recorded and received in U.S. dollars.
      Foreign exchange fluctuations have not been material to the Company’s operating results during the last three years.

15.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)
      The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2004:
Net revenues	$42,521	$45,374	$43,048	$40,637	$171,580
Gross profit	15,000	17,380	16,231	14,677	63,288
Net income (loss)	(1,190)	61	(572)	(2,022)	(3,723)
Net income (loss) per share:
Basic and diluted	(.03)	.00	(.01)	(.05)	(.09)

	First	Second	Third	Fourth	Total

2003:
Net revenues	$37,740	$38,693	$35,877	$39,111	$151,421
Gross profit	8,907	10,537	8,587	10,981	39,012
Net income (loss)	(6,629)	(5,958)	(7,120)	172	(19,535)
Net income (loss) per share:
Basic and diluted	(.16)	(.14)	(.17)	.00	(.47)
      The Company revised its estimate of the effective tax rate for the year in the fourth quarter of 2003, which resulted in an adjustment to the income tax benefit of approximately $5,107,000. This tax benefit was a non-recurring non-cash item representing an increase in the benefit previously estimated by the Company based on the changes in the deductible and taxable temporary differences in 2003 (see note 12).

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A —	CONTROLS AND PROCEDURES
      Attached as exhibits to this Form 10-K are certifications of Vicor’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 9A(e) of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Vicor’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

(a)	Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Management Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
      Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report which is included at Item 9A(e) of this Form 10-K.

(c)	Inherent Limitations on Effectiveness of Controls
      The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(d)	Change in Internal Control Over Financial Reporting
      There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vicor Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Vicor Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Vicor Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vicor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Vicor Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 11, 2005

ITEM 9B —	OTHER INFORMATION
      None.
PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2005 annual meeting of stockholders.

ITEM 11 —	EXECUTIVE COMPENSATION
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2005 annual meeting of stockholders.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2005 annual meeting of stockholders.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2005 annual meeting of stockholders.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2005 annual meeting of stockholders.
PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENTS
      (a) (1) Financial Statements
      See index in Item 8
      (a) (2) Schedules
      Schedule II Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (b) Exhibits

Exhibits		Description of Document

3.1	•	Restated Certificate of Incorporation, dated February 28, 1990(1)

3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)

3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)

3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)

3.5	•	Bylaws, as amended(1)

4.1	•	Specimen Common Stock Certificate(2)

10.1	•	1984 Stock Option Plan of the Company, as amended(2)

10.2	•	1993 Stock Option Plan(3)

10.3	•	1998 Stock Option and Incentive Plan(4)

10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan(5)

10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)

10.6	•	Sales Incentive Plan(7)

21.1	•	Subsidiaries of the Company(7)

23.1	•	Consent of Independent Registered Public Accounting Firm(7)

31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(7)

31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(7)

32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed herewith.

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

2004
Allowance for doubtful accounts	$807,000	$(217,000)	$(122,000)	$468,000
2003
Allowance for doubtful accounts	$648,000	$161,000	$(2,000)	$807,000
2002
Allowance for doubtful accounts	$1,460,000	$218,000	$(1,030,000)	$648,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

2004
Inventory reserves	$8,051,000	$1,079,000	$(1,286,000)	$7,844,000
2003
Inventory reserves	$7,562,000	$1,966,000	$(1,477,000)	$8,051,000
2002
Inventory reserves	$8,870,000	$1,192,000	$(2,500,000)	$7,562,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ Mark A. Glazer

Mark A. Glazer
Chief Financial Officer
Dated: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2005

/s/ Mark A. Glazer Mark A. Glazer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/s/ Estia J. Eichten Estia J. Eichten	Director	March 11, 2005

/s/ David T. Riddiford David T. Riddiford	Director	March 11, 2005

/s/ Jay M. Prager Jay M. Prager	Director	March 11, 2005

/s/ Barry Kelleher Barry Kelleher	Director	March 11, 2005

/s/ M. Michael Ansour M. Michael Ansour	Director	March 11, 2005

/s/ Samuel Anderson Samuel Anderson	Director	March 11, 2005