Form 10-Q
period 2005-03-31
VICOR CORP
filed 2005-05-05
CIK 751978

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2005.

Common Stock, $.01 par value	29,999,062
Class B Common Stock, $.01 par value	11,867,100

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1
PAGE 1

Item 1 — Financial Statements

VICOR CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:

Cash and cash equivalents	$36,695	$36,277
Short-term investments	76,128	77,371
Accounts receivable, net	26,818	23,359
Inventories, net	24,704	26,229
Deferred tax assets	2,497	2,497
Other current assets	3,038	2,245

Total current assets	169,880	167,978

Property, plant and equipment, net	63,988	67,001
Other assets	9,995	9,903

	$243,863	$244,882

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$6,916	$5,806
Accrued compensation and benefits	3,759	4,265
Accrued expenses	2,953	2,815
Income taxes payable	6,355	6,367
Deferred revenue	419	306

Total current liabilities	20,402	19,559

Deferred income taxes	3,081	3,173
Minority interests	1,617	1,527

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	373	373
Additional paid-in capital	148,957	148,821
Retained earnings	176,808	176,769
Accumulated other comprehensive loss	(144)	(11)
Treasury stock, at cost	(107,350)	(105,448)

Total stockholders’ equity	218,763	220,623

	$243,863	$244,882

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2

VICOR CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net revenues:
Product	$43,180	$42,146
License	—	375

	43,180	42,521
Cost of revenues	26,135	27,521

Gross margin	17,045	15,000

Operating expenses:
Selling, general and administrative	10,104	10,178
Research and development	7,096	5,943

Total operating expenses	17,200	16,121

Loss from operations	(155)	(1,121)

Other income (expense), net	494	215

Income (loss) before income taxes	339	(906)

Provision for income taxes	300	284

Net income (loss)	$39	$(1,190)

Net income (loss) per common share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Shares used to compute net income (loss) per share:
Basic	41,980	41,917
Diluted	42,115	41,917

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income (loss)	$39	$(1,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,466	5,322
Amortization of bond premium	182	272
Minority interest in net income of subsidiaries	90	187
Loss (gain) on disposal of equipment	3	(4)
Change in current assets and liabilities, net	(1,982)	2,763

Net cash provided by operating activities	2,798	7,350

Investing activities:
Purchases of short-term investments	(8,476)	(30,865)
Sales and maturities of short-term investments	9,381	25,219
Additions to property, plant and equipment	(1,372)	(1,015)
Increase in other assets	(190)	(1,084)

Net cash used in investing activities	(657)	(7,745)

Financing activities:
Proceeds from issuance of Common Stock	136	251
Acquisitions of treasury stock	(1,902)	—

Net cash (used in) provided by financing activities	(1,766)	251

Effect of foreign exchange rates on cash	43	(5)

Net increase (decrease) in cash and cash equivalents	418	(149)

Cash and cash equivalents at beginning of period	36,277	41,723

Cash and cash equivalents at end of period	$36,695	$41,574

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements
March 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 1
PAGE 5

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
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

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) as reported	$39	$(1,190)
Stock-based employee compensation cost, net of related tax effects	(232)	(491)

Pro forma net loss	$(193)	$(1,681)

Net income (loss) per share, as reported:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Pro forma net loss per share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

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
March 31, 2005
(Unaudited)

3.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income (loss)	$39	$(1,190)

Denominator:
Denominator for basic income (loss) per share-weighted average shares	41,980	41,917

Effect of dilutive securities:
Employee stock options	135	—

Denominator for diluted income (loss) per share - adjusted weighted-average shares and assumed conversions	42,115	41,917

Basic income (loss) per share	$0.00	$(0.03)

Diluted income (loss) per share	$0.00	$(0.03)

The effect of outstanding stock options has been excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 as the effect would be anti-dilutive.

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$25,602	$27,212
Work-in-process	2,514	2,568
Finished goods	4,486	4,293

	32,602	34,073
Inventory reserves	(7,898)	(7,844)

Net balance	$24,704	$26,229

FORM 10-Q
PART I
ITEM 1
PAGE 7

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

5.	Product Warranties

The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Product warranty activity for the three months ended March 31, 2005 was as follows (in thousands):

Balance as of December 31, 2004	$1,042
Accruals for warranties for products sold in the period	39
Fulfillment of warranty obligations and revisions of estimated obligations	(66)

Balance as of March 31, 2005	$1,015

6.	Income Taxes

Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax.

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

7.	Other Comprehensive Income (Loss)

Total other comprehensive loss was ($94,000) and ($1,069,000) for the three months ended March 31, 2005 and March 31, 2004, respectively. Other comprehensive income (loss) consisted principally of adjustments for foreign currency translation gains and (losses) in the amounts of ($41,000) and $39,000 and unrealized gains and (losses) on available for sale securities in the amount of ($92,000) and $82,000 for the three months ended March 31, 2005 and 2004, respectively.

FORM 10-Q
PART I
ITEM 1
PAGE 8

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

8.	Legal Proceedings

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lambda Electronics, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and the lawsuits against the other defendants were filed in February and March 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits and a patent infringement lawsuit that was pending against Power-One, Inc., relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by the defendants. The District Court has not yet set dates for these trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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
March 31, 2005
(Unaudited)

9.	Impact of Recently Issued Accounting Standards

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

FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting FAS 123(R).

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

FAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for FAS 123(R). The Company will be required to adopt FAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal 2006.

FORM 10-Q
PART I
ITEM 1
PAGE 10

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(Unaudited)

10.	Reclassification

Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation.

FORM 10-Q
PART I
ITEM 1
PAGE 11

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2005

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under the license agreements, to achieve an increased bookings rate over a longer period, and to successfully leverage the V · I Chips in standard products to promote market acceptance of Factorized Power, and those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Automated Manufacturing Line,” “—Competition,” “—Patents,” “—Licensing,” and “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

FORM 10-Q
PART I
ITEM 2
PAGE 12

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2005
(Continued)

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net revenues for the first quarter of 2005 were $43,180,000, an increase of $659,000, or 1.5%, as compared to $42,521,000 for the same period a year ago, and an increase of 6.3% on a sequential basis from the fourth quarter of 2004. The increase in net revenues from the prior year resulted primarily from an increase in unit shipments of standard and custom products of approximately $1,034,000 offset by a decrease in license revenue of $375,000. Orders during the quarter increased by 23.5% compared with the fourth quarter of 2004. The book-to-bill ratio for the first quarter of 2005 was 1.09:1 as compared to 1.13:1 for the first quarter of 2004 and .94:1 in the fourth quarter of 2004. The decrease in license revenue was due to receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004.

Gross margin for the first quarter of 2005 increased $2,045,000, or 13.6%, to $17,045,000 from $15,000,000 for the first quarter of 2004, and increased to 39.5% from 35.3% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the higher level of shipments and increased manufacturing efficiencies, resulting in lower average unit costs.

Selling, general and administrative expenses were $10,104,000 for the period, a decrease of $74,000, or 0.7%, from the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 23.4% from 23.9%. The principal components of the $74,000 decrease were $361,000, or 53.1%, of decreased legal fees in connection with the litigation with Exar Corporation that was settled in July 2004 and $142,000, or 22.5%, of decreased depreciation expense, due to certain computer hardware and software becoming fully depreciated in 2004. The principal components partially offsetting the above decreases were $159,000, or 3.7%, in increased compensation as annual compensation adjustments resumed in mid-2004, $113,000, or 53.3%, in increased audit fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002, $69,000, or 14.3%, in increased advertising expenses and $57,000, or 8.1%, in increased costs associated with Vicor Japan Company, Ltd.

Research and development expenses increased $1,153,000, or 19.4%, to $7,096,000, and increased as a percentage of net revenues to 16.4% from 14.0%. The principal components of the $1,153,000 increase were $516,000, or 17.9%, in increased compensation expense as annual compensation adjustments resumed in mid-2004, $361,000, or 74.1% in increased project material costs, $71,000, or 5.6%, in increased development costs associated with the automation, test and mechanical engineering groups, as less of these departments’ efforts were associated with internally constructed manufacturing and test equipment in 2005 as compared to 2004, $62,000, or 20.4%, in increased depreciation expense, $53,000, or 161.1%, in increased supplies and $44,000, or 115.0%, in increased tooling costs. The increases in compensation expense, project materials, depreciation expense, supplies and tooling costs were principally due to the development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products. The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

FORM 10-Q
PART I
ITEM 2
PAGE 13

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2005
(Continued)

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(decrease)
Interest income	$635	$377	$258
Foreign currency gains (losses)	(180)	(3)	(177)
Minority interest in net income of subsidiaries	(90)	(187)	97
Other	129	28	101

	$494	$215	$279

Income before income taxes was $339,000 for the first quarter of 2005 compared to a loss before income taxes of $906,000 for the same period in 2004, principally due to the increase in gross margin in 2005.

Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax.

Diluted income per share was $0.00 for the first quarter of 2005 compared to diluted loss per share of ($0.03) for the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2005 the Company had $36,695,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.3:1 at March 31, 2005 compared to 8.6:1 at December 31, 2004. Working capital increased $1,059,000, from $148,419,000 at December 31, 2004 to $149,478,000 at March 31, 2005. The primary factors affecting the working capital increase were an increase in accounts receivable of $3,459,000 and in cash and cash equivalents of $418,000. These increases were partially offset by a decrease in short-term investments of $1,243,000 and a decrease in inventory of $1,525,000. The primary sources of cash for the three months ended March 31, 2005 were $2,798,000 from operating activities and $905,000 of net sales of short-term investments. The primary uses of cash for the three months ended March 31, 2005 were for the acquisition of equipment of approximately $1,372,000 and treasury stock of $1,902,000.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new FPA products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending to increase in 2005 as compared to 2004. In April 2005, management authorized the purchase of approximately $4,000,000 for FPA equipment during the remainder of the year.

FORM 10-Q
PART I
ITEM 2
PAGE 14

VICOR CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2005
(Continued)

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $1,902,000 for the repurchase of 178,400 shares of Common Stock during the three months ended March 31, 2005. As of March 31, 2005, the Company had approximately $23,018,000 remaining under the plan.

The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2005, the Company had approximately $943,000 of capital expenditure commitments.

The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3 – 4
PAGE 15

VICOR CORPORATION

March 31, 2005

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

(a) Disclosure controls and procedures.

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

FORM 10-Q
PART I
ITEM 4
PAGE 16

VICOR CORPORATION

March 31, 2005

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

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART II
ITEMS 1-5
PAGE 17

VICOR CORPORATION

Part II — Other Information
March 31, 2005

Item 1 — Legal Proceedings

     Not applicable.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	Total Number of		of Publicly	that May Yet Be
	Shares (or Units)	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share (or Unit)	or Programs	Plans or Programs
January 1 – 31, 2005	—	—	—	$24,920,000

February 1 - 28, 2005	2,500	$10.80	2,500	$24,893,000

March 1 – 31, 2005	175,900	$10.66	175,900	$23,018,000

Total	178,400	$10.66	178,400	$23,018,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Item 3 — Defaults Upon Senior Securities

          Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5 — Other Information

          Not applicable.

FORM 10-Q
PART II
ITEM 6
PAGE 18

VICOR CORPORATION

Part II — Other Information
March 31, 2005
(Continued)

Item 6 – Exhibits

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

VICOR CORPORATION

Date: May 5, 2005	By:	/s/ Patrizio Vinciarelli

Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 5, 2005	By:	/s/ Mark A. Glazer

Mark A. Glazer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)