Form 10-Q
period 2005-06-30
VICOR CORP
filed 2005-08-09
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2005.

Common Stock, $.01 par value	29,966,100
Class B Common Stock, $.01 par value	11,866,952

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1

Item 1 — Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets:

Cash and cash equivalents	$55,423	$36,277
Short-term investments	64,282	77,371
Accounts receivable, net	26,285	23,359
Inventories, net	20,763	26,229
Deferred tax assets	2,497	2,497
Other current assets	3,112	2,245

Total current assets	172,362	167,978

Property, plant and equipment, net	61,129	67,001
Other assets	10,136	9,903

	$243,627	$244,882

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$6,723	$5,806
Accrued compensation and benefits	4,577	4,265
Accrued expenses	2,462	2,815
Dividend payable	5,020	—
Income taxes payable	6,323	6,367
Deferred revenue	309	306

Total current liabilities	25,414	19,559

Deferred income taxes	3,113	3,173
Minority interests	1,848	1,527

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	374	373
Additional paid-in capital	149,704	148,821
Retained earnings	171,877	176,769
Accumulated other comprehensive loss	(97)	(11)
Treasury stock, at cost	(108,725)	(105,448)

Total stockholders’ equity	213,252	220,623

	$243,627	$244,882

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Product	$44,579	$45,374	$87,759	$87,520
License	—	—	—	375

	44,579	45,374	87,759	87,895
Cost of revenues	29,000	27,994	55,135	55,515

Gross margin	15,579	17,380	32,624	32,380

Operating expenses:
Selling, general and administrative	10,137	10,607	20,241	20,785
Research and development	7,380	6,505	14,476	12,448
Gain from litigation-related settlement, net	(2,250)	—	(2,250)	—

Total operating expenses	15,267	17,112	32,467	33,233

Income (loss) from operations	312	268	157	(853)

Other income (expense), net	183	94	677	309

Income (loss) before income taxes	495	362	834	(544)

Provision for income taxes	406	301	706	585

Net income (loss)	$89	$61	$128	$(1,129)

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$(0.03)
Diluted	$0.00	$0.00	$0.00	$(0.03)

Shares used to compute net income (loss) per share:
Basic	41,795	42,049	41,888	41,983
Diluted	41,938	42,344	42,027	41,983
See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating activities:
Net income (loss)	$128	$(1,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,652	10,648
Amortization of bond premium	332	538
Minority interest in net income of subsidiaries	321	396
Other than temporary decline in investment	—	27
Loss on disposal of equipment	12	5
Change in current assets and liabilities, net	2,309	521

Net cash provided by operating activities	11,754	11,006

Investing activities:
Purchases of short-term investments	(27,851)	(45,265)
Sales and maturities of short-term investments	40,581	36,419
Additions to property, plant and equipment	(2,613)	(2,244)
Increase in other assets	(432)	(1,188)

Net cash provided by (used in) investing activities	9,685	(12,278)

Financing activities:
Proceeds from issuance of Common Stock	884	2,065
Acquisitions of treasury stock	(3,277)	—

Net cash (used in) provided by financing activities	(2,393)	2,065

Effect of foreign exchange rates on cash	100	11

Net increase in cash and cash equivalents	19,146	804

Cash and cash equivalents at beginning of period	36,277	41,723

Cash and cash equivalents at end of period	$55,423	$42,527

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2005
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$89	$61	$128	$(1,129)
Stock-based employee compensation cost, net of related tax effects	(195)	(403)	(427)	(894)

Pro forma net loss	$(106)	$(342)	$(299)	$(2,023)

Net income (loss) per share, as reported:
Basic	$0.00	$0.00	$0.00	$(0.03)
Diluted	$0.00	$0.00	$0.00	$(0.03)

Pro forma net loss per share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.05)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)
2. Stock-Based Compensation (Continued)
Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	3.5%	3.8%	3.3%
Expected dividend	.12	—	.08	—
Expected volatility	.65	.68	.65	.68
Expected lives	3.3 years	3.5 years	3.8 years	3.8 years
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
June 30, 2005
(Unaudited)
3. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$89	$61	$128	$(1,129)

Denominator:
Denominator for basic income (loss) per share-weighted average shares	41,795	42,049	41,888	41,983

Effect of dilutive securities:
Employee stock options	143	295	139	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	41,938	42,344	42,027	41,983

Basic income (loss) per share	$0.00	$0.00	$0.00	$(0.03)

Diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.03)

The effect of outstanding stock options has been excluded from the calculation of diluted income (loss) per share for the six months ended June 30, 2004, as the effect would be anti-dilutive.
4. Inventories
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. If sales for the Company’s products were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues. Inventories were as follows as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$24,697	$27,212
Work-in-process	2,393	2,568
Finished goods	4,224	4,293

	31,314	34,073
Inventory reserves	(10,551)	(7,844)

Net balance	$20,763	$26,229

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)
4. Inventories (Continued)
During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V • I Chips.
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
Product warranty activity for the six months ended June 30, 2005 was as follows (in thousands):

Balance as of December 31, 2004	$1,042
Accruals for warranties for products sold in the period	94
Fulfillment of warranty obligations	(118)
Revisions of estimated obligations	(200)

Balance as of June 30, 2005	$818

6. Income Taxes
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax.
The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management’s estimate reflected in the income tax provisions and accrued taxes. Such differences

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)
6. Income Taxes (Continued)
could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
7. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$89	$61	$128	$(1,129)

Foreign currency translation loss	(28)	(50)	(69)	(11)

Unrealized gains (losses) on available for sale securities	75	(351)	(17)	(269)

Comprehensive income (loss)	$136	$(340)	$42	$(1,409)

8. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by Lucent, Tyco and Artesyn.
In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)
8. Legal Proceedings (Continued)
that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying condensed consolidated statement of operations. The District Court has not yet set dates for the remaining trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(Unaudited)
9. Impact of Recently Issued Accounting Standards (Continued)
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
11. Dividend
On June 24, 2005, the Company’s Board of Directors approved an annual cash dividend for 2005 of $.12 per share of the Company’s stock. The dividend is payable on August 31, 2005 to shareholders of record at the close of business on August 11, 2005.
Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2005
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under the license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and build our business units, and to successfully leverage the V • I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, including Consumer Electronics, Communications, Information Technology and Automotive, as well as those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Automated Manufacturing Line,” “—Competition,” “—Patents,” “—Licensing,” and “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete summary of the critical accounting policies and estimates.
Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company employs a variety of methodologies to determine the amount of inventory reserve. Historically, the Company estimated reserves for its inventory at all significant locations based upon its known backlog and historical usage, and assumptions about future demand and market conditions. In the second quarter of 2005, the Company revised its method for estimating inventory reserves at the Andover location, its principal manufacturing location. The revised model is based upon a comparison of on-hand quantities to projected demand, without reference to historical usage, such

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2005
(Continued)
that amounts on-hand in excess of three-year projected usage are fully reserved. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.
Results of Operations
Three months ended June 30, 2005 compared to three months ended June 30, 2004
Net revenues for the second quarter of 2005 were $44,579,000, a decrease of $795,000, or 1.8%, as compared to $45,374,000 for the same period a year ago, and an increase of 3.2% on a sequential basis from the first quarter of 2005. The decrease in net revenues from the prior year resulted from a decrease in unit shipments of standard and custom products. The book-to-bill ratio for the second quarter of 2005 was 0.99:1 as compared to 0.97:1 for the second quarter of 2004 and 1.09:1 in the first quarter of 2005.
Gross margin for the second quarter of 2005 decreased $1,801,000, or 10.4%, to $15,579,000 from $17,380,000 for the second quarter of 2004, and decreased to 34.9% from 38.3% as a percentage of net revenues. The primary components of the decrease in gross margin dollars and percentage were due to the decrease in net revenues and by an increase in inventory reserves. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V • I Chips. These decreases were partially offset by increased manufacturing efficiencies resulting in lower average unit costs.
Selling, general and administrative expenses were $10,137,000 for the period, a decrease of $470,000, or 4.4%, from the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.7% from 23.4%. The principal components of the $470,000 decrease were $665,000, or 88.9%, of decreased legal fees and $196,000, or 17.3%, of decreased commission payments due to the reduction of product revenues discussed above. The overall decrease in legal expense was primarily due to litigation with Exar Corporation that was settled in July 2004. The principal components partially offsetting the above decreases were $156,000, or 30.2%, in increased advertising expenses, $149,000, or 10.7%, in increased costs associated with Vicor Japan Company, Ltd. (“VJCL”) and the Vicor Integration Architects (“VIAs”), and $54,000, or 1.2%, in increased compensation expense.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2005
(Continued)
Research and development expenses increased $875,000, or 13.5%, to $7,380,000, and increased as a percentage of net revenues to 16.6% from 14.3%. The principal components of the $875,000 increase were $602,000, or 15.7%, in increased compensation expense, $74,000, or 7.7%, in increased project material costs, $68,000, or 19.6%, in increased facilities costs and $59,000, or 160.5%, in increased outside services. The increases in compensation expense, project materials and outside services were principally due to the development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products. The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.
In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying condensed consolidated statement of operations.
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(decrease)
Interest income	$683	$385	$298
Foreign currency losses	(254)	(52)	(202)
Minority interest in net income of subsidiaries	(231)	(209)	(22)
Other than temporary decline in Scipher plc investment	—	(27)	27
Other	(15)	(3)	(12)

	$183	$94	$89

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency losses is due to the unfavorable exchange rates in 2005 as compared to 2004.
Income before income taxes was $495,000 for the second quarter of 2005 compared to $362,000 for the same period in 2004.
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2005
(Continued)
taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax.
Diluted income per share was $0.00 for the second quarter of 2005 compared to $0.00 for the second quarter of 2004.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
Net revenues for the first six months of 2005 were $87,759,000, a decrease of $136,000, or 0.2%, as compared to $87,895,000 for the same period a year ago. The decrease in net revenues resulted primarily from a decrease in license revenues of $375,000 due to the receipt of the final royalty payment from Nagano Japan Radio Company, Ltd. (“NJRC”) in January 2004, partially offset by an increase in unit shipments of standard and custom products of $239,000. Orders during the first six months of 2005 increased by 15.9% compared with the second half of 2004. The book-to-bill ratio was 1.04:1 for the first six months of 2005 compared to 1.05:1 for the same period a year ago, and 0.94:1 for the second half of 2004.
Gross margin for the first six months of 2005 increased $244,000, or 0.8%, to $32,624,000 from $32,380,000, and increased to 37.2% from 36.8% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage was due to increased manufacturing efficiencies resulting in lower average unit costs. These increases were partially offset by an increase in inventory reserve expense of approximately $2,700,000 compared with the first six months of 2004. During the second quarter of 2005, the Company provided reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V • I Chips.
Selling, general and administrative expenses were $20,241,000 for the period, a decrease of $544,000, or 2.6%, over the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 23.1% from 23.6%. The principal components of the $544,000 decrease were $1,027,000, or 71.9%, of decreased legal fees and $264,000, or 21.4%, of decreased depreciation expense, due to certain computer hardware and software becoming fully depreciated in 2004. The overall decrease in legal expense was primarily due to litigation with Exar Corporation that was settled in July 2004. The principal components partially offsetting the above decreases were $225,000, or 22.5%, in increased advertising expenses, $213,000, or 2.4%, in increased compensation expense, $196,000, or 7.0%, in increased costs associated with VJCL and the VIAs and $132,000, or 26.5%, in increased audit and tax fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002.
Research and development expenses increased $2,028,000, or 16.3%, to $14,476,000 and increased as a percentage of net revenues to 16.5% from 14.2%. The principal components of the $2,028,000 increase were $1,191,000, or 15.7%, of increased compensation expense, principally due to increased headcount, $465,000, or 30.1%, of increased project material costs, $93,000, or 82.8%, in increased supplies and $72,000, or 10.1%, of

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2005
(Continued)
increased facilities costs. The increases in compensation expense, project material costs and supplies were principally due to the development efforts associated with the Company’s new FPA products.
In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying condensed consolidated statement of operations.
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(decrease)
Interest income	$1,325	$764	$561
Minority interest in net income of subsidiaries	(321)	(396)	75
Foreign currency gains (losses)	(434)	(55)	(379)
Other than temporary decline in Scipher plc investment	—	(27)	27
Other	107	23	84

	$677	$309	$368

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency losses is due to the unfavorable exchange rates in 2005 as compared to 2004.
Income before income taxes was $834,000 compared to a loss before income taxes of $544,000 for the same period in 2004.
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax.
Diluted income per share was $0.00 for the first six months of 2005, compared to diluted loss per share of $(0.03) for the first six months of 2004.

FORM 10-Q
PART I
ITEM 3

VICOR CORPORATION
June 30, 2005
Liquidity and Capital Resources
At June 30, 2005 the Company had $55,423,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.8:1 at June 30, 2005 compared to 8.6:1 at December 31, 2004. Working capital decreased $1,471,000, from $148,419,000 at December 31, 2004 to $146,948,000 at June 30, 2005. The primary factors affecting the working capital decrease were a decrease in short-term investments of $13,089,000, a decrease in inventory of $5,466,000 and an increase in dividend payable of $5,020,000. These decreases were partially offset by an increase in cash and cash equivalents of $19,146,000 and in accounts receivable of $2,926,000. The primary sources of cash for the six months ended June 30, 2005 were $11,754,000 from operating activities and $12,730,000 of net sales of short-term investments. The primary uses of cash for the six months ended June 30, 2005 were for the acquisition of equipment of approximately $2,613,000 and treasury stock of $3,277,000.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new FPA products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending to increase in 2005 as compared to 2004. In April 2005, management authorized the purchase of approximately $4,000,000 of FPA equipment during the remainder of the year.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $3,277,000 for the repurchase of 312,700 shares of Common Stock during the six months ended June 30, 2005. As of June 30, 2005, the Company had approximately $21,643,000 remaining under the plan.
On June 24, 2005, the Company’s Board of Directors approved an annual cash dividend for 2005 of $.12 per share of the Company’s stock, which will approximate $5,020,000. The dividend is payable on August 31, 2005 to shareholders of record at the close of business on August 11, 2005.
The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2005, the Company had approximately $2,114,000 of capital expenditure commitments.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates.

FORM 10-Q
PART I
ITEM 4

VICOR CORPORATION
June 30, 2005
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
The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. The Company believes that this market risk is currently not material due to the relatively small size of VJCL’s operations. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. Dollar. Therefore, the Company believes that market risk is mitigated since these operations are not exposed to foreign exchange fluctuations.
Item 4 — Controls and Procedures
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

FORM 10-Q
PART I
ITEM 4

VICOR CORPORATION
June 30, 2005
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

FORM 10-Q
PART II
ITEM 1

VICOR CORPORATION
Part II — Other Information
June 30, 2005
Item 1 — Legal Proceedings
As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2004, Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by Lucent, Tyco and Artesyn.
In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying condensed consolidated statement of operations. The District Court has not yet set dates for the remaining trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

FORM 10-Q
PART II
ITEMS 2 — 4

VICOR CORPORATION
Part II — Other Information
June 30, 2005
(Continued)
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
April 1 — 30, 2005	134,300	$10.24	134,300	$21,643,000
May 1 — 31, 2005	—	—	—	$21,643,000
June 1 — 30, 2005	—	—	—	$21,643,000

Total	134,300	$10.24	134,300	$21,643,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of Stockholders of the Company was held on June 23, 2005. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.
All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee	Votes For	Votes Withheld
Patrizio Vinciarelli	139,683,468	5,991,896
Estia J. Eichten	143,522,054	2,153,310
Barry Kelleher	139,622,678	6,052,686
Jay M. Prager	139,613,278	6,062,086
David T. Riddiford	144,703,927	971,437
M. Michael Ansour	144,694,045	981,319
Samuel Anderson	139,692,276	5,983,088
There were 0 broker non-votes and 0 abstentions on this proposal.

FORM 10-Q
PART II
ITEMS 5 — 6

VICOR CORPORATION
Part II — Other Information
June 30, 2005
(Continued)
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits

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

VICOR CORPORATION
Date: August 9, 2005	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)