Form 10-Q
period 2005-09-30
VICOR CORP
filed 2005-11-04
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2005.

Common Stock, $.01 par value	30,072,521
Class B Common Stock, $.01 par value	11,866,952

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1

Item 1 — Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets:

Cash and cash equivalents	$46,088	$36,277
Short-term investments	73,980	77,371
Accounts receivable, less allowance of $585 in 2005 and $468 in 2004	27,314	23,359
Inventories, net	18,234	26,229
Deferred tax assets	2,497	2,497
Other current assets	2,478	2,245

Total current assets	170,591	167,978

Property, plant and equipment, net	61,046	67,001
Other assets	10,040	9,903

	$241,677	$244,882

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$7,438	$5,806
Accrued compensation and benefits	3,938	4,265
Accrued expenses	2,977	2,815
Income taxes payable	5,953	6,367
Deferred revenue	282	306

Total current liabilities	20,588	19,559

Deferred income taxes	3,111	3,173
Minority interests	2,186	1,527

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	375	373
Additional paid-in capital	150,543	148,821
Retained earnings	173,580	176,769
Accumulated other comprehensive loss	(100)	(11)
Treasury stock, at cost	(108,725)	(105,448)

Total stockholders’ equity	215,792	220,623

	$241,677	$244,882

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product	$45,298	$43,048	$133,057	$130,568
License	—	—	—	375

	45,298	43,048	133,057	130,943
Cost of revenues	26,284	26,817	81,419	82,332

Gross margin	19,014	16,231	51,638	48,611

Operating expenses:
Selling, general and administrative	10,144	10,141	30,385	30,926
Research and development	7,590	6,706	22,066	19,154
Gain from litigation-related settlement, net	—	—	(2,250)	—

Total operating expenses	17,734	16,847	50,201	50,080

Income (loss) from operations	1,280	(616)	1,437	(1,469)

Other income (expense), net	261	544	938	853

Income (loss) before income taxes	1,541	(72)	2,375	(616)

(Benefit) provision for income taxes	(167)	500	539	1,085

Net income (loss)	$1,708	$(572)	$1,836	$(1,701)

Net income (loss) per common share:
Basic	$0.04	$(0.01)	$0.04	$(0.04)
Diluted	$0.04	$(0.01)	$0.04	$(0.04)

Shares used to compute net income (loss) per share:
Basic	41,912	42,098	41,896	42,021
Diluted	42,093	42,098	42,049	42,021

Cash dividends per share	$0.12	$0.08	$0.12	$0.08
See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operating activities:
Net income (loss)	$1,836	$(1,701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,794	15,878
Amortization of bond premium	462	783
Minority interest in net income of subsidiaries	659	437
Other than temporary decline in investment	—	70
Loss on disposal of equipment	10	47
Change in current assets and liabilities, net	4,542	(1,587)

Net cash provided by operating activities	20,303	13,927

Investing activities:
Purchases of short-term investments	(70,682)	(60,582)
Sales and maturities of short-term investments	73,596	50,449
Additions to property, plant and equipment	(6,571)	(3,283)
Increase in other assets	(442)	(2,309)

Net cash used in investing activities	(4,099)	(15,725)

Financing activities:
Proceeds from issuance of Common Stock	1,724	2,327
Common Stock dividends	(5,025)	(3,371)
Acquisitions of treasury stock	(3,277)	(606)

Net cash used in financing activities	(6,578)	(1,650)

Effect of foreign exchange rates on cash	185	50

Net increase (decrease) in cash and cash equivalents	9,811	(3,398)

Cash and cash equivalents at beginning of period	36,277	41,723

Cash and cash equivalents at end of period	$46,088	$38,325

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report filed on Form 10-K (File No. 0-18277) with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,708	$(572)	$1,836	$(1,701)
Stock-based employee compensation cost, net of related tax effects	(171)	(338)	(598)	(1,232)

Pro forma net income (loss)	$1,537	$(910)	$1,238	$(2,933)

Net income (loss) per share, as reported:
Basic	$0.04	$(0.01)	$0.04	$(0.04)
Diluted	$0.04	$(0.01)	$0.04	$(0.04)

Pro forma net income (loss) per share:
Basic	$0.04	$(0.02)	$0.03	$(0.07)
Diluted	$0.04	$(0.02)	$0.03	$(0.07)

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.9%	3.5%	3.9%	3.4%
Expected dividend yield	.9%	—	.2%	—
Expected volatility	.64	.67	.65	.68
Expected lives	4.5 years	4.5 years	3.9 years	3.9 years
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
September 30, 2005
(Unaudited)
3. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$1,708	$(572)	$1,836	$(1,701)

Denominator:
Denominator for basic income (loss) per share-weighted average shares	41,912	42,098	41,896	42,021

Effect of dilutive securities:
Employee stock options	181	—	153	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	42,093	42,098	42,049	42,021

Basic income (loss) per share	$0.04	$(0.01)	$0.04	$(0.04)

Diluted income (loss) per share	$0.04	$(0.01)	$0.04	$(0.04)

The effect of outstanding stock options has been excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2004, as the effect would be anti-dilutive.
Options to purchase 1,364,518 shares of Common Stock were outstanding for the three and nine months ended September 30, 2005 and 2,635,273 shares of Common Stock and 1,711,010 shares of Common Stock were outstanding for the three and nine months ended September 30, 2004, respectively. These shares were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
4. Inventories
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. If sales for the Company’s products were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)
4. Inventories (Continued)
charges to cost of revenues. Inventories were as follows as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$22,559	$27,212
Work-in-process	2,242	2,568
Finished goods	4,293	4,293

	29,094	34,073
Inventory reserves	(10,860)	(7,844)

Net balance	$18,234	$26,229

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
Product warranty activity for the nine months ended September 30, 2005 was as follows (in thousands):

Balance as of December 31, 2004	$1,042
Accruals for warranties for products sold in the period	138
Fulfillment of warranty obligations	(137)
Revisions of estimated obligations	(220)

Balance as of September 30, 2005	$823

6. Income Taxes
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions. In the

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)
6. Income Taxes (Continued)
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
7. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,708	$(572)	$1,836	$(1,701)
Foreign currency translation income (loss)	(12)	8	(81)	(3)
Unrealized gains (losses) on available for sale securities	9	98	(8)	(171)

Comprehensive income (loss)	$1,705	$(466)	$1,747	$(1,875)

8. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(Unaudited)
8. Legal Proceedings (Continued)
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
In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. In November 2004, Ericsson filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company filed cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., the original manufacturer(s) of the component which Exar sold to the Company. The Company has denied the claims made against it.
On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. The Company has brought cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., for declaratory judgment. The Company has denied the claims made against it.
In addition, the Company is involved in certain other litigation incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
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
September 30, 2005
(Unaudited)
10. Reclassification
Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation.
11. Dividend
On June 24, 2005, the Company’s Board of Directors approved an annual cash dividend for 2005 of $.12 per share of the Company’s stock. The total dividend of approximately $5,025,000 was paid on August 31, 2005 to shareholders of record at the close of business on August 11, 2005.
Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
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
Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company employs a variety of methodologies to determine the amount of inventory reserve. Historically, the Company estimated reserves for its inventory at all significant locations based upon its known backlog and historical usage, and assumptions about future demand and market conditions. In the second quarter of 2005, the Company revised its method for estimating inventory reserves at the Andover location, its principal manufacturing location. The revised model is based upon a comparison of on-hand quantities to projected demand, without reference to historical usage, such

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
(Continued)
that amounts on-hand in excess of three-year projected usage are fully reserved. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ materially from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.
Results of Operations
Three months ended September 30, 2005 compared to three months ended September 30, 2004
Net revenues for the third quarter of 2005 were $45,298,000, an increase of $2,250,000, or 5.2%, as compared to $43,048,000 for the same period a year ago, and an increase of 1.6% on a sequential basis from the second quarter of 2005. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. The book-to-bill ratio for the third quarter of 2005 was 1.03:1 as compared to 0.94:1 for the third quarter of 2004 and 0.99:1 in the second quarter of 2005.
Gross margin for the third quarter of 2005 increased $2,783,000, or 17.1%, to $19,014,000 from $16,231,000 for the third quarter of 2004, and increased to 42.0% from 37.7% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues and an increase in manufacturing efficiencies resulting in lower average unit costs.
Selling, general and administrative expenses were $10,144,000 for the period, an increase of $3,000, or 0.0%, from the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.4% from 23.6%. The principal components of the $3,000 increase were $126,000, or 18.8%, of increased costs associated with the Vicor Integration Architects (“VIAs”) and $100,000 of increased bad debt expense. The principal components partially offsetting the above increases were $108,000, or 18.6%, in decreased depreciation expense, due to certain computer hardware and software becoming fully depreciated in 2004 and $99,000, or 2.2%, in decreased compensation expense.
Research and development expenses increased $884,000, or 13.2%, to $7,590,000, and increased as a percentage of net revenues to 16.8% from 15.6%. The principal components of the $884,000 increase were $487,000, or 12.0%, in increased compensation expense, $232,000, or 25.8%, in increased project material costs, $68,000, or 19.9%, in increased facilities costs and $56,000, or 96.4%, in increased personnel expense, primarily due to employment recruiting and relocation costs. The increases in compensation expense, project materials and personnel expenses were principally due to the development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products. The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(decrease)
Interest income	$809	$461	$348
Foreign currency losses	(91)	(19)	(72)
Minority interest in net income of subsidiaries	(338)	(41)	(297)
Adjustments to VAT refunds	—	220	(220)
Other than temporary decline in Scipher plc investment	—	(43)	43
Other	(119)	(34)	(85)

	$261	$544	$(283)

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency losses is due to the unfavorable exchange rates in 2005 as compared to 2004.
Income before income taxes was $1,541,000 for the third quarter of 2005 compared to a loss of $72,000 for the same period in 2004.
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions. In the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.
Diluted income per share was $0.04 for the third quarter of 2005 compared to a diluted loss per share of $(0.01) for the third quarter of 2004.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Net revenues for the first nine months of 2005 were $133,057,000, an increase of $2,114,000, or 1.6%, as compared to $130,943,000 for the same period a year ago. The increase in net revenues resulted from an increase in shipments of standard and custom products. Orders during the first nine months of 2005 increased by 12.3%

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
(Continued)
compared with the last nine months of 2004. The book-to-bill ratio was 1.04:1 for the first nine months of 2005 compared to 1.01:1 for the same period a year ago, and 0.95:1 for the last nine months of 2004.
Gross margin for the first nine months of 2005 increased $3,027,000, or 6.2%, to $51,638,000 from $48,611,000, and increased to 38.8% from 37.1% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues and an increase in manufacturing efficiencies resulting in lower average unit costs. These increases were partially offset by an increase in inventory reserve expense of approximately $3,100,000 compared with the first nine months of 2004. During the second quarter of 2005, the Company provided reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V • I Chips.
Selling, general and administrative expenses were $30,385,000 for the period, a decrease of $541,000, or 1.7%, over the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.8% from 23.6% primarily due to the increase in net revenues. The principal components of the $541,000 decrease were $1,080,000, or 60.4%, of decreased legal fees and $372,000, or 20.5%, of decreased depreciation expense, primarily due to certain computer hardware and software becoming fully depreciated in 2004. The overall decrease in legal expense was primarily due to litigation with Exar Corporation that was settled in July 2004. The principal components partially offsetting the above decreases were $337,000, or 8.0%, in increased costs associated with Vicor Japan Co., Ltd. and the VIAs, $173,000, or 23.6%, in increased audit and tax fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002 and $157,000, or 10.6%, in increased advertising expenses.
Research and development expenses increased $2,912,000, or 15.2%, to $22,066,000 and increased as a percentage of net revenues to 16.6% from 14.6%. The principal components of the $2,912,000 increase were $1,678,000, or 14.4%, of increased compensation expense, principally due to increased headcount, $697,000, or 28.5%, of increased project material costs, $141,000, or 88.9%, in increased supplies and $140,000, or 13.2%, of increased facilities costs. The increases in compensation expense, project material costs and supplies were principally due to the development efforts associated with the Company’s new FPA products.
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
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(decrease)
Interest income	$2,150	$1,214	$936
Minority interest in net income of subsidiaries	(659)	(437)	(222)
Foreign currency losses	(525)	(72)	(453)
Adjustments to VAT refunds	—	220	(220)
Other than temporary decline in Scipher plc investment	—	(70)	70
Other	(28)	(2)	(26)

	$938	$853	$85

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency losses is due to the unfavorable exchange rates in 2005 as compared to 2004.
Income before income taxes was $2,375,000 compared to a loss before income taxes of $616,000 for the same period in 2004.
Tax provisions in 2005 and 2004 have been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and for the Federal alternative minimum tax. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions. In the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.
Diluted income per share was $0.04 for the first nine months of 2005, compared to diluted loss per share of $(0.04) for the first nine months of 2004.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2005
(Continued)
Liquidity and Capital Resources
At September 30, 2005 the Company had $46,088,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 8.3:1 at September 30, 2005 compared to 8.6:1 at December 31, 2004. Working capital increased $1,584,000, from $148,419,000 at December 31, 2004 to $150,003,000 at September 30, 2005. The primary factors affecting the working capital increase were an increase in cash and cash equivalents of $9,811,000 and accounts receivable of $3,955,000. These increases were partially offset by a decrease in inventory of $7,995,000 and short-term investments of $3,391,000, and an increase in current liabilities of $1,029,000. The primary sources of cash for the nine months ended September 30, 2005 were $20,303,000 from operating activities, $2,914,000 of net sales of short-term investments and $1,724,000 in net proceeds from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the nine months ended September 30, 2005 were for the acquisition of equipment of approximately $6,571,000, the payment of a Common Stock dividend of $5,025,000 and the acquisition of treasury stock for $3,277,000.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, much of which is built internally, particularly equipment for the Company’s new FPA products. The internal construction of manufacturing machinery, in order to provide for additional manufacturing capacity, is a practice which the Company expects to continue in the future. The Company expects capital spending to increase in 2005 as compared to 2004. In April 2005, management authorized the purchase of approximately $4,000,000 of FPA equipment during the remainder of the year. As of September 30, 2005, the Company has spent approximately $2,500,000 and is on target to spend the balance by year-end.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $3,277,000 for the repurchase of 312,700 shares of Common Stock during the nine months ended September 30, 2005. As of September 30, 2005, the Company had approximately $21,643,000 remaining under the plan.
On June 24, 2005, the Company’s Board of Directors approved an annual cash dividend for 2005 of $.12 per share of the Company’s stock. The total dividend of approximately $5,025,000 was paid on August 31, 2005 to shareholders of record at the close of business on August 11, 2005.
The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2005, the Company had approximately $1,568,000 of capital expenditure commitments.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3 — 4

VICOR CORPORATION
September 30, 2005
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

FORM 10-Q
PART I
ITEM 4

VICOR CORPORATION
September 30, 2005
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
ITEMS 1 — 6

VICOR CORPORATION
Part II — Other Information
September 30, 2005
Item 1 — Legal Proceedings
     Not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
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

VICOR CORPORATION
Date: November 4, 2005	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 4, 2005	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)