Form 10-K
period 2005-12-31
VICOR CORP
filed 2006-03-14
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

25 Frontage Road, Andover,	01810
Massachusetts	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(978) 470-2900
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     ☐          Accelerated Filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No     ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $266,663,400 as of June 30, 2005.
      On February 28, 2006, there were 30,101,907 shares of Common Stock outstanding and 11,854,952 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2006 annual meeting of stockholders are incorporated by reference into Part III.

PART I
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “will,” “would,” “should,” “plans,” “expects,” “anticipates,” “believes,” “is designed to,” “continue,” “estimate,” “project,” “intend,” “assumes,” “prospective” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurances. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. Reference is made in particular to the discussions set forth in this Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Products,” “— Competition,” “— Patents,” “— Licensing,” and “— Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
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
      In 1986, the Company formed Westcor Corporation (“Westcor”). During 1990, Westcor was merged into the Company and became a division. Westcor manufactures configurable products at its location in Sunnyvale, California. In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (“VIAs”), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2005 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. (“VJCL”). VJCL markets and sells the Company’s products and provides customer support in Japan. In 2001, the Company established Picor Corporation (“Picor”), a subsidiary which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications. The Company’s Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company’s financial statements.
      The Company maintains a website with the address www.vicorpower.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
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

Factorized Power Architecture
      In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture (“DPA”). Factorized Power maximizes the competitiveness of a power system with a high degree of systems flexibility, power density, conversion efficiency, transient responsiveness, noise performance and reliability. FPA is enabled by power conversion components called V•I Chips or “VICs”. V•I Chips deliver up to 300 Watts of power in a surface-mount (“SMD”) J-lead package occupying less than 0.25 cubic-inch of space, with power densities up to 1,200 Watts per cubic-inch, which represents a seven to eight times improvement over the Company’s second-generation products.
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

      Additional VTM and BCM products were introduced throughout 2004. In November 2004, the Company introduced a new V•I Chip-based product called the “VICBrick”. This consists of a new class of VIC, the Pre-Regulator Module (“PRM”), coupled with a VTM and mounted on an industry standard 1/4 brick format printed circuit board. The PRM provides the regulation function and, when combined with the VTM, enables tight control of the voltage delivered to the load. The VICBrick replicates the functionality of standard 1/4 brick DC-DC converters while offering the benefits of FPA in a familiar and widely adopted package.
      In 2005, the Company completed the matrix of 48 Volt V•I Chips: the 36-75 Volt input PRM, which can operate from the wide DC input voltages normally encountered in telecommunications systems and the complete line of VTMs compatible with this PRM. With these devices, 48 Volt FPA systems can be implemented with regulated and isolated outputs between 0.8-55 Volt DC. In addition, several V•I Chip specialty products were designed for and delivered to specific customers for them to evaluate for use in potential applications where V•I Chips can enable significant market advantages. Prototypes of the first PRM for the military/defense COTS market were also delivered.

Accessory Power System Components
      Accessory power system components, used with the Company’s component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. In general, accessory products are used to condition the inputs and outputs of the Company’s modular power components.
      VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This new front end product is packaged in the same “Micro” package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages. In addition, two accessory products for the 48 Volt input second-generation family were introduced in 1999: the FiltMod for input filtering and the IAM48 for transient and spike protection. In 2005, the High-Boost HAM was introduced. This product can be combined with standard second-generation DC-DC converters, greatly improving power density and cost effectiveness in AC-DC designs.
      In 2002, the MicroRAM (“μRAM”) was introduced. This product, designed by the Company’s Picor subsidiary, performs a function similar to the VI-RAM product in a smaller package at a lower price. In 2003, Picor introduced two new families of products, the QPO (QuietPowertm — Output Ripple Attenuation SiP) and QPI (QuietPowertm — 12 Amp Active EMI Filter for DC-DC Converters). The QPO performs a similar function to the μRAM in a smaller, lower cost surface mount package. Different QPO models allow customers to solve unique output noise problems. The QPI filters unwanted Electro-Magnetic Interference (“EMI”) from the input supply bus. The product is targeted at the telecom market and the emerging Advanced Telecommunication Computing Architecture (“ATCA”) segment. In 2004, Picor expanded its QPI product offerings to include several new products targeted at 24 Volt industrial and military COTS voltage bus supplies. In 2005, Picor introduced the QPI-8, the industry’s first System-in-a-Package (SiP) device designed to integrate the total hot-swap function with an active EMI filter. This integrated device enables live insertion of plug-in cards and simultaneous EMI noise suppression for DC-DC converter applications.

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
Sales and Marketing
      The Company sells its products through a network of 30 independent sales representative organizations in North and South America and internationally, through 42 independent distributors. Sales activities are managed by a staff of Regional and Strategic Sales Managers and sales personnel based at the Company’s world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, a VIA location in Oceanside, California, and in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and Tokyo, Japan.
      Export sales, as a percentage of total net revenues, were approximately 42%, 41% and 38%, in 2005, 2004 and 2003, respectively.
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

      Some examples of the diverse applications of the Company’s products are:

Telecommunications:	Military/Defense:
Central Office Systems	Secure Communications Equipment
Fiber Optic Systems	Unmanned Airborne/Remotely Piloted Vehicles
Cellular Telecommunications	Aircraft/Weapons Test Equipment
Microwave Communications	Ruggedized Computers
ATM Switches	Electronic Warfare Equipment
Paging Equipment	Reconnaissance/Targeting Systems
Broadcast Equipment	Global Positioning Systems
Remote Telemetry Equipment	Missile Defense Systems
Cable Head End Equipment	Radio/Telemetry Systems
Power Amplifiers	NBC Detection Equipment

Industrial:	Information Technology:
Process Control Equipment	RAID Systems
Medical Equipment	Parallel Processors
Seismic Equipment	Data Storage Systems
Test Equipment	Network Servers
Transportation Systems	Enterprise Servers
Agricultural Equipment	File Servers
Material Handling Equipment	Optical Switches
Marine Products
Commercial Avionics
      For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of net revenues.
Backlog
      As of December 31, 2005, the Company had a backlog of approximately $38.6 million compared to $36.3 million at December 31, 2004. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.
Research and Development
      As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company’s research and development efforts are focused in four areas: continued enhancement of the Company’s patented technology; expansion of the Company’s families of component level DC-DC converter products; development of the new FPA products and power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $29.5 million, $26.2 million and $23.4 million in research and development in 2005, 2004 and 2003, respectively. Investment in research and development represented 16.4%, 15.3% and 15.5% of net revenues in 2005, 2004 and 2003, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.
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
      Compliance by the Company with applicable environmental laws has not had a material effect on the financial condition or results of operations of the Company.
Second-Generation Products
      Revenues of second-generation products increased by 14.1% in 2005 over 2004, unit production increased 8.6%, and orders increased 22.1%. Both first-and second-generation products are sold to similar customers. Gross margins on second-generation products continue to be significantly lower than those of first-generation products, principally due to high depreciation expense associated with second-generation manufacturing equipment. The process of converting second-generation products to the new FasTrak platform is substantially complete, with the last units scheduled for conversion in the first quarter of 2006. The last production and shipment of products based on the original second-generation platform is scheduled for completion in the first quarter of 2006. The conversion to FasTrak has resulted in lower unit costs, improved manufacturing yields, improved field reliability and improved gross margins. The Company is actively working towards continued yield improvement and cost reduction on FasTrak products. There can be no assurance that such volumes, yields or cost reductions can be attained.
Competition
      The power conversion industry is highly competitive. Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of TDK Corporation; the former Power Systems business unit of Lucent Technologies, now a subsidiary of Tyco International, Ltd.; Artesyn Technologies; Astec Power, a subsidiary of Emerson Electric Company; Power-One, Inc.; and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company’s competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. The Company bases its competitive strategy on technical innovation, product performance, service and technical support, and in offering a broad product line. The principal methods of competition in the markets in which the Company’s products compete are price, performance and the level of service and technical support offered.
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
      The Company has been issued 100 patents in the United States (which expire between 2006 and 2025), 32 in Europe (which expire between 2006 and 2017), and 21 in Japan (which expire between 2006 and 2022). The Company also has a number of patent applications pending in the United States, Europe and the Far East. The Company intends to vigorously protect its rights under its patents. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company’s patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”). While some of the Company’s patents are deemed materially important to the Company’s operations, the Company believes that no one patent is essential to the success of the Company.
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
Employees
      As of December 31, 2005, the Company employed approximately 1,070 full time and 30 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item I — “Risk Factors”).
      None of the Company’s employees are subject to a collective bargaining agreement.
ITEM 1A — RISK FACTORS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors set forth below.

Our future operating results are subject to fluctuations.
      Our future operating results may be materially affected by a number of factors, including the level of orders and demand from customers, the timing of new product announcements or introductions by us or our competitors, the ability to achieve yield improvements and cost reductions particularly with FasTrak and FPA products, changes in the product mix, and changes in economic conditions in the United States and international markets. As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis.

Our future success depends upon our ability to develop and market leading-edge, cost effective products.
      The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on our results of operations. If we fail to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, our competitive position and results of operations could be materially adversely affected. Specifically, we may not be successful in leveraging the V•I Chips in standard products to promote market acceptance of Factorized Power.

Our future operating results are dependent on the growth in our customers’ businesses.
      We manufacture modular power components and power systems that are incorporated into our customers’ electronic products. Our growth is therefore dependent on the growth in the sales of our customers’ products as well as the development by our customers of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs, our financial position could be negatively impacted.

If we were unable to use our manufacturing facility in Andover, Massachusetts, we would not be able to manufacture for an extended period of time.
      All modular power components, whether for direct sale to customers or for sale to our subsidiaries for incorporation into their respective products, are manufactured at our Andover, Massachusetts production facility. Damage to this facility due to fire, natural disaster, power loss or other events could cause us to cease manufacturing. Any prolonged inability to utilize all or a significant portion of this facility could have a material adverse effect on our results of operations.

Our conversion of second-generation products to the FasTrak platform may not achieve our anticipated results.
      The process of converting second-generation products to the new FasTrak platform is substantially complete. The conversion to FasTrak has resulted in lower unit costs, improved manufacturing yields, improved field reliability and improved gross margins, while supporting the worldwide RoHS initiative. We cannot assure you that the improved results due to the conversion of second-generation products to the FasTrak platform will continue as expected. During the second quarter of 2005, we provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising from the RoHS initiative and the conversion of second-generation products to the FasTrak platform. The remaining product conversion and RoHS initiative could result in additional reserve requirements and negatively impact our results of operations. Also, once the conversion is completed, certain second-generation automated manufacturing equipment may have little or no future use. This may result in the impairment of any remaining net book value of those assets. During the third quarter of 2005, the useful lives of certain equipment in connection with the conversion were shortened, which resulted in higher depreciation expense on this equipment in 2005.

Our revenues may not increase enough to offset the expense of additional capacity.
      We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for FPA products and the FasTrak platform. If overall revenue levels do not increase enough to offset the increased fixed costs, or significant revenues do not materialize for the FPA products or if there is deterioration in our business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time.

We rely on third-party suppliers and subcontractors for components and assemblies and, therefore, cannot control their availability or quality.
      We depend on third party suppliers and subcontractors to provide components and assemblies used in our products. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to grow, we may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

We are exposed to economic, political and other risks through our foreign sales and distributors.
      International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Sudden or unexpected changes in the foregoing could have a material adverse effect on our results of operations.

Our ability to successfully implement our business strategy may be limited if we do not retain our key personnel and attract and retain skilled and experienced personnel.
      Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely affect our business and financial results. In particular, we are dependent on the services of Dr. Patrizio Vinciarelli, our founder, Chairman, President and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our results of operations. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain these employees, our ability to successfully implement our business strategy may be harmed.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.
      We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies which must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse affect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been and may need to continue to defend or challenge patents. We have incurred and expect to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our results of operations and financial position.

We may face intellectual property infringement claims that could be costly to resolve.
      We may in the future receive communications from third parties asserting that our products or manufacturing processes infringe on a third party’s patent or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced to either redesign or stop production of products incorporating that technology, and our operating results could be materially and adversely affected. In addition, litigation may be necessary to defend us against claims of infringement, and this litigation could be costly and divert the attention of key personnel. An adverse outcome in these types of matters could have a material adverse impact on the results of our operations and financial condition.

Compliance with the EU’s RoHS may not proceed as planned.
      We have elected to comply with the EU directive on the use of certain hazardous substances in electrical and electronic equipment, referred to as RoHS or as the “lead free directive.” We have established a formal plan to make Vicor products compliant with this directive ahead of the designated July 1, 2006 deadline. Compliance will involve working with certain suppliers and customers, may potentially require the redesign of certain products and may require the modification of certain manufacturing processes. As a result, the following situations could negatively impact our results of operations:

•	Our suppliers may experience increased demand for RoHS compliant components from their customers and therefore, may not be able to meet our specific requirements or delivery schedules, and we may not be able to meet the demand for our products, and our delivery times may be negatively affected.

•	Customers mandate that they will not accept RoHS directive compliant product, and such requirements could significantly increase the cost of maintaining business with these customers.

•	Customers’ transition to RoHS compliant product may be unpredictable, and forecast inaccuracy may negatively impact material availability.

•	The modification of our manufacturing processes may require the additional investment in equipment, which will increase operating expenses. In 2005, we invested approximately $500,000 for new equipment in support of RoHS initiatives.

•	The conversion over to compliant materials could result in excess supplies of raw materials that are no longer needed for non-compliant products. Additional inventory reserves could be required for such excess materials and would negatively impact our results of operations. During the second quarter of 2005, we provided additional inventory reserves of approximately $600,000 for potential obsolete inventory from the RoHS initiative.
ITEM 1B — UNRESOLVED STAFF COMMENTS
      The Company has not received written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2005 and remain unresolved.
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
      In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying consolidated statements of operations. The District Court has not yet set dates for the remaining trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
      In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. In November 2004, Ericsson filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company filed cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., the original manufacturer(s) of the component which Exar sold to the Company. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
      On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. The Company has brought cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., for declaratory judgment. The Company intends to vigorously assert its cross-claims against Exar.
      On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a Demand For Arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Court allowed Concurrent’s motion to compel arbitration. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
      In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
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
      The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2004	High	Low

First Quarter	$13.98	$10.62
Second Quarter	19.20	12.28
Third Quarter	18.59	9.93
Fourth Quarter	13.57	8.54

2005	High	Low

First Quarter	$14.30	$10.16
Second Quarter	14.59	9.77
Third Quarter	16.14	12.75
Fourth Quarter	17.31	14.21
      As of February 28, 2006, there were approximately 302 holders of record of the Company’s Common Stock and approximately 19 holders of record of the Company’s Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.
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
      On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share payable on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as Part	that May Yet be
	of Shares		of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 - 31, 2005	—	$—	—	$21,643,000
November 1 - 30, 2005	—	—	—	21,643,000
December 1 - 31, 2005	139,500	16.25	139,500	19,376,000

Total	139,500	$16.25	139,500	$19,376,000

      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
ITEM 6 — SELECTED FINANCIAL DATA
      The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2005, 2004 and 2003 and with respect to the Company’s balance sheets as of December 31, 2005 and 2004 are derived from the Company’s consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2002 and 2001 and with respect to the Company’s balance sheets as of December 31, 2003, 2002 and 2001 are derived from the Company’s audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,

Statement of Operations Data	2005	2004	2003	2002	2001

	(In thousands except per share data)
Net revenues	$179,351	$171,580	$151,421	$152,591	$195,910
Income (loss) from operations	3,380	(4,035)	(25,703)	(24,502)	(5,017)
Net income (loss)	3,916	(3,723)	(19,535)	(15,942)	(559)
Net income (loss) per share — basic	.09	(.09)	(.47)	(.38)	(.01)
Net income (loss) per share — diluted	.09	(.09)	(.47)	(.38)	(.01)
Weighted average shares — basic	41,923	42,022	41,896	42,337	42,342
Weighted average shares — diluted	42,089	42,022	41,896	42,337	42,342
Cash dividends per share	$.12	$.08	$—	$—	$—

	At December 31,

Balance Sheet Data	2005	2004	2003	2002	2001

	(In thousands)
Working capital	$150,385	$148,419	$141,547	$153,167	$153,478
Total assets	245,755	244,882	251,464	278,445	289,622
Long-term debt	—	—	—	—	—
Total liabilities	28,965	24,259	24,806	30,412	24,785
Stockholders’ equity	216,790	220,623	226,658	248,033	264,837

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells it products primarily to the telecommunications, electronic data processing, industrial control and military electronics markets, through a network of 30 independent sales representative organizations in North and South America and, internationally, through 42 independent distributors. Export sales as a percentage of total revenues were approximately 42%, 41% and 38% in 2005, 2004 and 2003, respectively. The Company operates in one industry segment.
      For the year ended December 31, 2005 revenues increased to $179,351,000 from $171,580,000 for 2004. The Company had income before taxes of $4,880,000 in 2005 compared with a loss before taxes of $2,403,000 in 2004. The Company reported net income in 2005 of $3,916,000 compared with a net loss of $3,723,000 in 2004, and a diluted income per share of $.09 in 2005 compared with a diluted loss per share of $.09 in 2004.
      The book to bill ratio for the third and fourth quarters of 2005 was 1.03:1 and .95:1, respectively. The book to bill ratio for the year ended December 31, 2005 was 1.01:1 compared with 1.00:1 in 2004. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company does not believe that this quarterly change in the book to bill ratio is indicative of a trend at this time. The Company ended 2005 with approximately $38.6 million in backlog compared to $36.3 million at the end of 2004.
      The gross margin for 2005 improved to 39.8% compared with 36.9% in 2004. The gross margins improved throughout the year due to higher levels of shipments and increased productivity due to manufacturing efficiencies resulting in lower average unit costs, partially offset by an increase in inventory reserves. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the EU RoHS initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V•I Chips.
      In 2005, depreciation and amortization was $17.1 million, a decrease of approximately $3.8 million from 2004, and capital additions were $8.9 million, an increase of approximately $3.9 million from 2004. Due to assets which either are now or will be fully depreciated in 2006, the Company expects depreciation and amortization to be less in 2006 than 2005.
      Inventories decreased by approximately $9.0 million to $17.2 million as compared with $26.2 million at the end of 2004, primarily due to a reduction in raw materials from a concerted effort to reduce inventory levels and an increase in reserves as mentioned in the gross margin section above.
      Significant attention across many functional areas of the Company continues to be focused on the design, development, introduction and production of the new FPA products (see Part I, Item I — “The Products — Factorized Power Architecture”). The Company introduced the first families of these products in 2003. Revenues to date from FPA products have not been significant.

      The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes of the Company contained elsewhere in this report.

	Year Ended December 31,

	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Gross margin	39.8%	36.9%	25.8%
Selling, general and administrative expenses	22.8%	24.0%	27.3%
Research and development expenses	16.4%	15.3%	15.5%
Income (loss) before income taxes	2.7%	(1.4)%	(16.4)%
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Inventories
      The Company employs a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory. Historically, the Company estimated reserves for its inventory at all significant locations based upon its known backlog and historical usage, and assumptions about future demand and market conditions. In the second quarter of 2005, the Company revised its method for estimating inventory reserves at the Andover location, its principal manufacturing location. The revised model is based upon a comparison of on-hand quantities to projected demand, such that amounts on hand in excess of three-year projected usage are fully reserved. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

Long-Lived Assets
      Management evaluates the recoverability of the Company’s identifiable intangible assets, goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill

and Other Intangible Assets” (FAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which generally requires that the recoverability of these assets be assessed when events or circumstances indicate a potential impairment. The Company periodically assesses the remaining use of fixed assets based upon operating results and cash flows from operations. Equipment has been written-down as a result of these assessments as necessary. Goodwill is tested for potential impairment at least annually at the reporting unit level. The Company periodically evaluates whether any indicators of impairment surrounding the investment in Great Wall Semiconductor Corporation (“GWS”) are present and, if so, whether any adjustments to the carrying value of the investments in GWS should be recorded. Deterioration or changes in the Company’s or GWS’ business in the future could lead to such impairment adjustments in future periods.

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

Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2005. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires the Company to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.
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

Contingencies
      From time to time, we receive notices for product failure claims or that our products or manufacturing processes may be infringing the patent or intellectual property rights of others or for other matters. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5). In making this assessment, we may, depending on the nature of the matter, consult with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
      Net revenues for fiscal 2005 were $179,351,000 an increase of $7,771,000, or 4.5%, as compared to $171,580,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $8,147,000, partially offset by a decrease in license revenue of $376,000. Orders for fiscal year 2005 increased by 6.5% compared with 2004. Subject to continuing demand and productivity improvements, the Company expects modest growth in revenues and further improvements in gross margins will lead to what we believe will be a profitable 2006. The book-to-bill ratio for 2005 was 1.01:1 compared to 1.00:1 for 2004. Both first- and second-generation products are sold to similar customers.
      Gross margin for fiscal 2005 increased $8,119,000, or 12.8%, to $71,407,000 from $63,288,000 in 2004 and increased as a percentage of net revenues from 36.9% to 39.8%. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments and increased productivity due to manufacturing efficiencies resulting in lower average unit costs. These increases were partially offset by an increase in inventory reserve expense of approximately $3,700,000 compared to 2004. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the EU RoHS initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V•I Chips.
      Selling, general and administrative expenses were $40,811,000 for 2005, a decrease of $301,000, or 0.7%, over the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.8% from 24.0%, primarily due to the increase in net revenues. The principal components of the $301,000 decrease were $1,068,000, or 48.9%, of decreased legal fees and $553,000, or 23.0%, of decreased depreciation expense, primarily due to certain computer hardware and software becoming fully depreciated in 2004. The overall decrease in legal expense was primarily due to litigation with Exar Corporation that was settled in July 2004 and for reimbursements of legal fees from the Company’s insurance carrier beginning in the third quarter of 2004, which reduces legal expense, in connection with the litigation with Ericsson Wireless Communications, Inc. (see Part I, Item 3 — “Legal Proceedings”). The principal components partially offsetting the above decreases were $412,000, or 143.3%, of increased provision for potential bad debts principally due to a reduction in the allowance for doubtful accounts of $300,000 in 2004 due to the Company’s favorable collection of accounts receivable in 2004, $316,000, or 32.8%, in increased audit and tax fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002, and $441,000, or 7.8%, in increased costs associated with Vicor Japan Co., Ltd. and the Vicor Integration Architects (“VIAs”).
      Research and development expenses increased $3,255,000, or 12.4%, to $29,466,000 in 2005 from $26,211,000 in 2004 and increased as a percentage of net revenues to 16.4% from 15.3%. The principal components of the $3,255,000 increase were $1,812,000, or 11.3%, of increased compensation expense, principally due to increased headcount, $668,000, or 20.0%, of increased project material costs, $198,000, or 14.0%, of increased facilities costs and $168,000, or 77.9%, in increased supplies. The increases in compensation expense, project material costs and supplies were principally due to the development efforts associated with the Company’s new FPA products.
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
      The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(Decrease)

Interest income	$3,124	$1,764	$1,360
Minority interest in net income of subsidiaries	(807)	(527)	(280)
Foreign currency (losses) gains	(771)	268	(1,039)
Other than temporary decline in Scipher plc, investment	—	(70)	70
Loss on disposal of equipment	(41)	(47)	6
Other	(5)	244	(249)

	$1,500	$1,632	$(132)

      The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents, short-term and long-term investments. The increase in foreign currency losses is due to the unfavorable exchange rates in 2005 as compared to 2004, principally in Japan.
      Income before income taxes was $4,880,000 in 2005 compared to a loss before income taxes of $2,403,000 for 2004.
      The provision for income taxes totaled $964,000 in 2005 as compared to a provision of $1,320,000 in 2004. The Company’s effective tax rate was 19.8% and 54.9% for 2005 and 2004, respectively. Tax provisions in 2005 and 2004 have been provided for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions, offset by an increase in reserves during the year of approximately $412,000 for potential liabilities. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets.
      Basic and diluted income per share was $0.09 for the year ended December 31, 2005, compared to basic and diluted loss per share of $(0.09) for the year ended December 31, 2004.
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
      Gross margin for fiscal 2004 increased $24,276,000, or 62.2%, to $63,288,000 from $39,012,000 in 2003 and increased as a percentage of net revenues from 25.8% to 36.9%. The primary components of the increase in gross margin dollars and percentage were due to the higher levels of shipments, increased productivity and cost reductions associated with the end of a general furlough program during the fourth quarter of 2003, and a non-recurring $800,000 reduction in an accrual recorded through cost of revenues associated with the settlement of a commercial dispute.
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
LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2005 the Company had $34,024,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.6:1 at December 31, 2005 compared to 8.6:1 at December 31, 2004. Working capital increased $1,966,000, from $148,419,000 at December 31, 2004 to $150,385,000 at December 31, 2005. The primary factors affecting the working capital increase were an increase in short-term investments of $11,321,000 and an increase in accounts receivable of $4,713,000. These increases were partially offset by a decrease in inventory of $9,061,000, primarily due to a reduction in raw materials from a concerted effort to reduce inventory levels and an increase in reserves, an increase in accounts payable of $2,935,000 and a decrease in cash and cash equivalents of $2,253,000. The primary source of cash for the twelve months ended December 31, 2005 was $29,271,000 from operating activities and $3,578,000 in net proceeds from the issuance of Common Stock upon the exercise of stock options. The primary uses of cash for the twelve months ended December 31, 2005 were for the net purchases of short-term investments of $15,186,000, the acquisition of equipment of $8,944,000, the acquisition of treasury stock of $5,544,000 and the payment of a common stock dividend of $5,025,000.
      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $5,544,000 for the repurchase of 452,200 shares of Common Stock during the twelve months ended December 31, 2005. As of December 31, 2005, the Company had approximately $19,376,000 remaining under the plan.
      On June 24, 2005, the Company’s Board of Directors approved an annual cash dividend for 2005 of $.12 per share of the Company’s stock. The total dividend of approximately $5,025,000 was paid on August 31, 2005 to shareholders of record at the close of business on August 11, 2005.
      On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share payable on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
      The table below summarizes the Company’s contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating leases	$2,815	$1,161	$1,341	$313	$—
Purchase obligations	2,593	280	561	561	1,191

Total	$5,408	$1,441	$1,902	$874	$1,191

      The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At December 31, 2005, the Company also had approximately $929,000 of capital expenditure commitments, principally for manufacturing equipment.
      The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been material during the last three fiscal years.

ITEM 7A — QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
      The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.
      As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of corporate debt securities. These debt securities are all highly-rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments. Our annual interest income would change by approximately $1,000,000 in 2005 for each 100 basis point increase or decrease in interest rates.
      The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. Relative to foreign currency exposure against the yen existing at December 31, 2005, a 10% unfavorable movement in the dollar/yen exchange rate would increase the foreign currency loss by approximately $200,000. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. Dollar. Therefore, the Company believes that market risk is mitigated since these operations are not exposed to foreign exchange fluctuations.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vicor Corporation
      We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vicor Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,024	$36,277
Short-term investments	88,692	77,371
Accounts receivable, less allowance of $635 in 2005 and $468 in 2004	28,072	23,359
Inventories, net	17,168	26,229
Deferred tax assets	2,673	2,497
Other current assets	2,518	2,245

Total current assets	173,147	167,978
Long-term investments	3,348	—
Property, plant and equipment, net	59,114	67,001
Other assets	10,146	9,903

	$245,755	$244,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,741	$5,806
Accrued compensation and benefits	4,583	4,265
Accrued expenses	3,016	2,815
Income taxes payable	6,279	6,367
Deferred revenue	143	306

Total current liabilities	22,762	19,559
Deferred income taxes	3,172	3,173
Commitments and contingencies	—	—
Minority interests	3,031	1,527
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; 360,001 shares issued and none outstanding in 2005 and 2004	—	—
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,854,952 shares issued and outstanding in 2005 (11,867,100 in 2004)	119	119
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 37,670,533 shares issued and 30,097,835 shares outstanding (37,281,087 shares issued and 30,160,589 shares outstanding in 2004)	377	373
Additional paid-in capital	151,698	148,821
Retained earnings	175,660	176,769
Accumulated other comprehensive (loss) income	(72)	(11)
Treasury stock at cost: 7,572,698 shares in 2005 (7,120,498 shares in 2004)	(110,992)	(105,448)

Total stockholders’ equity	216,790	220,623

	$245,755	$244,882

See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share amounts)
Net revenues	$179,351	$171,580	$151,421
Cost of revenues	107,944	108,292	112,409

Gross margin	71,407	63,288	39,012
Operating expenses:
Selling, general and administrative	40,811	41,112	41,270
Research and development	29,466	26,211	23,445
Gain from litigation-related settlement, net	(2,250)	—	—

Total operating expenses	68,027	67,323	64,715

Income (loss) from operations	3,380	(4,035)	(25,703)
Other income (expense), net	1,500	1,632	812

Income (loss) before income taxes	4,880	(2,403)	(24,891)
Provision (benefit) for income taxes	964	1,320	(5,356)

Net income (loss)	$3,916	$(3,723)	$(19,535)

Net income (loss) per common share:
Basic	$.09	$(.09)	$(.47)

Diluted	$.09	$(.09)	$(.47)

Shares used to compute net income (loss) per share:
Basic	41,923	42,022	41,896

Diluted	42,089	42,022	41,896

Cash dividends per share	$.12	$.08	—

See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$3,916	$(3,723)	$(19,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,082	20,898	22,397
Minority interest in net income of subsidiaries	807	527	512
Amortization of bond premium	573	1,002	800
Deferred income taxes	(133)	—	(1,051)
Loss on disposal of equipment	41	47	356
Other than temporary decline in investment	—	70	470
Loss on sale of investments	—	—	100
Proceeds from sale of investment shares	—	—	273
Change in current assets and liabilities, net	6,985	(2,939)	15,110

Net cash provided by operating activities	29,271	15,882	19,432
Investing activities:
Purchase of short-term and long-term investments	(115,932)	(75,357)	(95,033)
Sales and maturities of short-term and long-term investments	100,746	63,619	78,073
Additions to property, plant and equipment	(8,944)	(5,022)	(5,797)
Proceeds from sale of equipment	—	6	—
Increase in other assets	(573)	(2,414)	(2,839)

Net cash used in investing activities	(24,703)	(19,168)	(25,596)
Financing activities:
Proceeds from exercise of stock options	3,578	2,344	775
Common stock dividends	(5,025)	(3,371)	—
Acquisitions of treasury stock	(5,544)	(1,088)	(2,562)

Net cash used in financing activities	(6,991)	(2,115)	(1,787)
Effect of foreign exchange rates on cash	170	(45)	(196)

Net decrease in cash and cash equivalents	(2,253)	(5,446)	(8,147)
Cash and cash equivalents at beginning of year	36,277	41,723	49,870

Cash and cash equivalents at end of year	$34,024	$36,277	$41,723

Change in current assets and liabilities:
Accounts receivable	$(4,941)	$(784)	$103
Inventories, net	8,913	(4,095)	8,364
Other current assets	(279)	1,858	7,144
Accounts payable and accrued liabilities	3,545	31	1
Income taxes payable	(90)	(98)	(56)
Deferred revenue	(163)	149	(446)

	$6,985	$(2,939)	$15,110

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$1,085	$1,307	$(12,020)
See accompanying notes

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003

					Accumulated
	Class B		Additional		Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock	Equity

	(In thousands)
Balance at December 31, 2002	$119	$369	$145,706	$203,398	$239	$(101,798)	$248,033
Sales of Common Stock		2	773				775
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(2,562)	(2,562)
Net loss for 2003				(19,535)			(19,535)
Unrealized loss on investments					(96)		(96)
Currency translation adjustments					43		43

Comprehensive loss							(19,588)

Balance at December 31, 2003	119	371	146,479	183,863	186	(104,360)	226,658
Sales of Common Stock		2	2,342				2,344
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(1,088)	(1,088)
Common stock dividends				(3,371)			(3,371)
Net loss for 2004				(3,723)			(3,723)
Unrealized loss on investments					(243)		(243)
Currency translation adjustments					46		46

Comprehensive loss							(3,920)

Balance at December 31, 2004	119	373	148,821	176,769	(11)	(105,448)	220,623
Sales of Common Stock		4	3,574				3,578
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(5,544)	(5,544)
Common stock dividends				(5,025)			(5,025)
Minority interest adjustment			(697)				(697)
Net income for 2005				3,916			3,916
Unrealized gain on investments					33		33
Currency translation adjustments					(94)		(94)

Comprehensive income							3,855

Balance at December 31, 2005	$119	$377	$151,698	$175,660	$(72)	$(110,992)	$216,790

See accompanying notes

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
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

Principles of consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain of the Company’s Vicor Integration Architects (“VIAs”) are not majority owned by the Company. These entities are consolidated by the Company as management believes that the Company has the ability to exercise control over their activities and operations. During 2005, the Company increased the minority interests balance by $697,000, with a corresponding offset to additional paid-in capital, to adjust the balance to reflect the minority interest ownership percentage in the net equity of these subsidiaries.

Revenue recognition
      Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is considered probable. License fees are recognized as earned. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. The Company evaluates revenue arrangements with potential multi-element deliverables in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).

Foreign currency translation
      The financial statements of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains and losses, including the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income (expense), net. Foreign currency transaction gains (losses), included in other income (expense), net, were approximately ($771,000), $268,000 and $607,000 in 2005, 2004 and 2003, respectively.

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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 2005, approximately $906,000 of cash was restricted as a guarantee for certain foreign letters of credit.

Short-term and long-term investments
      The Company’s short-term and long-term investments are classified as available-for-sale securities and are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company has no trading securities or held-to-maturity securities.

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

Inventories
      Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. If the Company’s estimated demand and or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

Concentrations of credit risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. The Company’s short-term and long-term investments consist of highly rated corporate debt securities. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. Credit losses have consistently been within management’s expectations.

Goodwill and intangible assets
      The Company accounts for its goodwill and other intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company performs a test of goodwill for potential impairment at least annually. Values assigned to patents are amortized using the straight-line method over periods ranging from five to twenty years.

Long-lived assets
      In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property, plant and equipment and intangible assets, are included in

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Advertising expense
      The cost of advertising is expensed as incurred. The Company incurred $1,913,000, $1,960,000 and $2,535,000 in advertising costs during 2005, 2004 and 2003, respectively.

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

Net income (loss) per common share
      Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2005	2004	2003

Numerator:
Net income (loss)	$3,916	$(3,723)	$(19,535)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	41,923	42,022	41,896
Effect of dilutive securities:
Employee stock options	166	—	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	42,089	42,022	41,896

Basic income (loss) per share	$.09	$(.09)	$(.47)

Diluted income (loss) per share	$.09	$(.09)	$(.47)

      Options to purchase 1,213,679 shares of Common Stock were outstanding during 2005 but were not included in the computation of diluted income per share because the options’ exercise prices were greater

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
than the average market price of the Common Stock and, therefore, the effect would have been antidilutive. Options to purchase 3,035,350 and 3,809,603 shares of Common Stock in 2004 and 2003 were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

Vicor:	2005	2004	2003

Risk-free interest rate	3.9%	3.4%	2.6%
Expected dividend yield	.38%	—	—
Expected volatility	.59	.68	.68
Expected lives	4.0 years	4.0 years	4.0 years

Picor:	2005	2004	2003

Risk-free interest rate	4.4%	4.4%	4.0%
Expected dividend yield	—	—	—
Expected volatility	.43	.43	.45
Expected lives	6.5 years	6.5 years	6.5 years
      The weighted-average fair value of Vicor options granted was $7.02, $7.05 and $4.62 in 2005, 2004 and 2003, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2005 is 3.2 years.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
      The weighted-average fair value of Picor options granted was $.32, $.33 and $.21 in 2005, 2004 and 2003, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2005 is 7.1 years.
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
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table sets forth a reconciliation of reported net income (loss) to pro forma net income (loss) (in thousands except for earnings per share information):

	2005	2004	2003

Net income (loss), as reported	$3,916	$(3,723)	$(19,535)
Total stock-based employee compensation expense determined under fair-value based methods for all awards, net of related tax effects	(845)	(1,983)	(2,935)

Pro forma net income (loss)	$3,071	$(5,706)	$(22,470)

Net income (loss) per share, as reported:
Basic	$.09	$(.09)	$(.47)
Diluted	$.09	$(.09)	$(.47)
Pro forma net income (loss) per share:
Basic	$.07	$(.14)	$(.54)
Diluted	$.07	$(.14)	$(.54)
      The above table includes compensation expense for Picor options of $105,000, $96,000 and $60,000 for the years 2005, 2004 and 2003, respectively. The 2004 and 2003 expense has been revised to include these Picor amounts. The fair value of Picor common stock was estimated by obtaining an independent valuation of Picor.

Use of estimates
      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income
      The Company reports comprehensive income in accordance with FASB Statement No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term and long-term investments to be included in other comprehensive income, net of related income tax effects.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
      Certain amounts in the 2004 and 2003 financial statements were reclassified to conform to the 2005 presentation.

Impact of recently issued accounting standards
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of FAS 151 and does not believe that its adoption will have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
      FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will be adopting the “modified prospective” method when applying FAS 123(R).
      As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company will be required to adopt FAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal 2006. The adoption of FAS 123(R)’s fair value method is not expected to have a significant impact on the Company’s results of operations or its overall financial position. While the evaluation has not been finalized, the Company currently estimates that expense related to share-based payments to employees will not have a significant impact on diluted earnings per share in the first quarter of fiscal 2006.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to FAS 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 supersedes APB Opinion 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes and corrections of errors made in

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on our financial position or results of operations.

3.	SHORT-TERM AND LONG-TERM INVESTMENTS
      The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2005
U.S. corporate securities	$35,301	$—	$(261)	$35,040
Obligations of states and political subdivisions	57,025	—	(25)	57,000

	$92,326	$—	$(286)	$92,040

December 31, 2004
U.S. corporate securities	$47,639	$1	$(320)	$47,320
Obligations of states and political subdivisions	30,075	—	(24)	30,051

	$77,714	$1	$(344)	$77,371

      The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,001	$3,990
Due in one year to two years	4,763	4,739
Due after two years	83,562	83,311

	$92,326	$92,040

      At December 31, 2005, the Company held available-for-sale securities with an aggregate fair value of approximately $5,006,000 that have been in a continuous unrealized loss position for less than twelve months, with aggregate gross unrealized losses of approximately $13,000. At December 31, 2005, the Company held available-for-sale securities with an aggregate fair value of approximately $25,059,000 that have been in a continuous unrealized loss position for more than twelve months, with aggregate gross unrealized losses of approximately $273,000. The Company believes that the impairment to those investments are not other-than-temporary at this time as these corporate debt securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and the Company has the ability and intent to hold the investments through a period of market recovery.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES
      Inventories were as follows (in thousands):

	December 31,

	2005	2004

Raw materials	$21,519	$27,212
Work-in-process	2,502	2,568
Finished goods	3,838	4,293

	27,859	34,073
Inventory reserves	(10,691)	(7,844)

	$17,168	$26,229

      During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 related to raw material inventories in support of pilot production of V•I Chips.

5.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
      Property, plant and equipment were as follows (in thousands):

	December 31,

	2005	2004

Land	$2,089	$2,089
Buildings and improvements	40,575	40,554
Machinery and equipment	167,865	173,494
Furniture and fixtures	5,514	5,423
Construction-in-progress	2,383	956

	218,426	222,516
Less accumulated depreciation and amortization	159,312	155,515

	$59,114	$67,001

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $16,790,000, $20,334,000 and $21,811,000, respectively.
      At December 31, 2005, the Company had approximately $929,000 of capital expenditure commitments.

6.	INVESTMENTS
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS (Continued)
investment in GWS was $3,000,000 as of December 31, 2005 and 2004. A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company. In addition to the investment, the Company and GWS have entered into a cross-license agreement and the Company purchases certain components from GWS. Revenues under the cross-license agreement and purchases from GWS were not significant in 2005, 2004 or 2003.
      The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), in accounting for the additional investments in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18), as a cost method investment as management believes it does not have significant influence over GWS. The investment in GWS is included in other assets in the accompanying consolidated balance sheets. The Company periodically evaluates whether any indicators of impairment surrounding the GWS investment are present and, if so, consider whether any adjustments to the carrying value of the investments in GWS should be recorded.
      The Company does not believe there is any impairment to the carrying value of this investment as of December 31, 2005.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2005 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. The Company has no other goodwill on the balance sheet at December 31, 2005 and 2004.
      Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,

	2005	2004

Patent costs	$5,701	$5,362
Less accumulated amortization	2,429	2,390

	$3,272	$2,972

      Amortization expense was approximately $292,000, $564,000 and $586,000 in 2005, 2004 and 2003, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

Year

2006	$339
2007	321
2008	311
2009	310
2010	306

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PRODUCT WARRANTIES
      Product warranty activity for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Balance at the beginning of the period	$1,042	$1,268	$1,379
Accruals for warranties for products sold in the period	173	301	609
Fulfillment of warranty obligations	(180)	(120)	(345)
Revisions of estimated obligations	(280)	(407)	(375)

Balance at the end of the period	$755	$1,042	$1,268

9.	STOCKHOLDERS’ EQUITY
      In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2005 and 2004, the Company spent $5,544,000 and $1,088,000, respectively, in the repurchase of 452,200 and 111,300 shares, respectively, of its Common Stock under the November 2000 Plan. At December 31, 2005, the Company had approximately $19,376,000 remaining under the plan.

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
      On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share payable on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
      During 2005, a total of 377,298 shares of Common Stock were issued upon the exercise of stock options, and 12,148 shares of Class B Common Stock were converted into 12,148 shares of Common Stock.
      At December 31, 2005, there were 17,726,563 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	OTHER INCOME (EXPENSE), NET
      The major components of the other income (expense), net were as follows (in thousands):

	2005	2004	2003

Interest income	$3,124	$1,764	$1,514
Minority interest in net income of subsidiaries	(807)	(527)	(512)
Foreign currency (losses) gains	(771)	268	607
Other than temporary decline in Scipher plc investment	—	(70)	(470)
Loss on disposal of equipment	(41)	(47)	(356)
Other	(5)	244	29

	$1,500	$1,632	$812

11.	EMPLOYEE BENEFIT PLANS

Vicor Stock Options
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
      Under the 1993 Plan, the Board of Directors or the Compensation Committee may grant stock options to employees and non-employee directors to purchase shares of Common Stock at a price at least equal to the fair market value per share of the outstanding Common Stock at the time the option is granted. Both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options have been authorized to be granted. Incentive stock options may be granted to employees, including employees who are directors of the Company, and non-qualified options may be granted to non-

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)
employee directors. A total of 4,000,000 shares of Common Stock were reserved for issuance under the 1993 Plan. Stock options are typically granted with vesting periods and become exercisable over various periods of time, ranging from six months to five years from the date of grant, and expire over various periods of time, ranging from one to ten years from the date of grant.
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
      Activity as to Vicor stock options is as follows:

	2005	2004	2003

Outstanding at beginning of year	3,035,350	3,809,603	4,552,749
Granted	78,160	63,880	112,620
Forfeited and expired	(475,964)	(595,046)	(707,144)
Exercised	(377,298)	(243,087)	(148,622)

Outstanding at end of year	2,260,248	3,035,350	3,809,603

Exercisable at end of year	1,918,674	2,385,819	2,653,481

Weighted-average exercise price:
Outstanding at beginning of year	$18.04	$18.28	$18.84
Granted	$14.04	$13.58	$8.93
Forfeited and expired	$23.78	$22.55	$23.29
Exercised	$9.47	$9.65	$5.21
Outstanding at end of year	$18.14	$18.04	$18.28
Exercisable at end of year	$19.30	$19.44	$19.31
Price range per share of outstanding options	$5.98-54.50	$5.98-54.50	$5.98-54.50

Price range per share of options granted	$9.99-16.91	$10.00-18.09	$5.98-11.59

Price range per share of options exercised	$5.98-16.43	$5.98-17.63	$1.83-11.00

Available for grant at end of year	3,611,363	3,213,559	2,683,793

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)
      The following table summarizes information about Vicor stock options outstanding as of December 31, 2005:

	Range of Exercise Prices

	$5.98-$12.06	$12.29-$16.43	$16.46-$28.25	$28.44-$54.50

Options Outstanding:
Number Outstanding	715,517	612,583	684,749	247,399
Weighted-Average Remaining Contractual Life	3.51	2.83	3.37	2.69
Weighted-Average Exercise Price	$10.01	$15.22	$21.68	$39.04
Options Exercisable:
Number Exercisable	535,667	505,451	635,118	242,438
Weighted-Average Exercise Price	$10.81	$15.45	$21.97	$39.11

Picor Stock Options
      Under the Picor Corporation 2001 Stock Option and Incentive Plan (the “2001 Picor Plan”), the Board of Directors of Picor Corporation (“Picor”) may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 10,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)
      Activity as to Picor stock options is as follows:

	2005	2004	2003

Outstanding at beginning of year	3,290,000	2,782,820	3,162,000
Granted	212,000	577,200	1,404,340
Forfeited and expired	(60,000)	(70,020)	(1,783,520)
Exercised	—	—	—

Outstanding at end of year	3,442,000	3,290,000	2,782,820

Exercisable at end of year	1,683,280	1,049,280	518,400

Weighted-average exercise price:
Outstanding at beginning of year	$.43	$.36	$.25
Granted	$.75	$.75	$.47
Forfeited and expired	$.25	$.31	$.25
Exercised	$—	$—	$—
Outstanding at end of year	$.45	$.43	$.36
Exercisable at end of year	$.36	$.31	$.25
Price range per share of outstanding options	$.25-.75	$.25-.75	$.25-.75

Price range per share of options granted	$.75	$.75	$.25-.75

Price range per share of options exercised	$—	$—	$—

Available for grant at end of year	6,558,000	6,710,000	7,217,180

      The following table summarizes information about Picor stock options outstanding as of December 31, 2005:

	Range of Exercise Prices

	$.25	$.75

Options Outstanding:
Number Outstanding	2,054,400	1,387,600
Weighted-Average Remaining Contractual Life	6.39	8.22
Options Exercisable:
Number Exercisable	1,328,160	355,120
      All Picor share and per share data have been restated to reflect a four-for-one stock split of Picor Common Stock effected in the form of a stock dividend and authorized by the Picor Board of Directors on March 6, 2006.

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
currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $622,000, $628,000 and $640,000 in 2005, 2004 and 2003, respectively.

Stock Bonus Plan
      Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2005, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

12.	INCOME TAXES
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$4,767	$8,341
Inventory reserves	4,351	3,148
Research and development tax credit carryforwards	2,451	1,965
Investment tax credit carryforwards	1,493	1,539
Vacation accrual	1,019	879
Scipher investment basis difference	824	824
Bad debt reserves	236	187
Warranty reserve	206	322
Other	616	509

Total deferred tax assets	15,963	17,714
Less: Valuation allowance for deferred tax assets	(8,050)	(7,213)

Net deferred tax assets	7,913	10,501
Deferred tax liabilities:
Depreciation	(6,279)	(9,596)
Patent amortization	(1,347)	(1,165)
Other	(786)	(416)

Total deferred tax liabilities	(8,412)	(11,177)

Net deferred tax liabilities	$(499)	$(676)

      The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2005 and 2004. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
      For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2005	2004	2003

Domestic	$5,073	$(3,311)	$(24,357)
Foreign	(193)	908	(534)

	$4,880	$(2,403)	$(24,891)

      Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2005	2004	2003

Current:
Federal	$942	$1,075	$248
Foreign	75	185	—
State	80	60	—

	1,097	1,320	248
Deferred:
Federal	(133)	—	(5,604)

	$964	$1,320	$(5,356)

      The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2005	2004	2003

Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefit	2.5	(1.8)	(3.5)
Alternative minimum tax	5.5	1.6	0.2
Meals and entertainment expense	2.9	5.5	0.6
Foreign income taxes	2.3	2.1	—
Foreign Sales Corporation/ ETI benefit	(11.5)	—	(1.5)
Reduction in tax reserves	(7.3)	—	—
Other	0.1	—	0.8
(Decrease) increase in valuation allowance	(9.7)	82.5	16.9

	19.8%	54.9%	(21.5)%

      Tax provisions in 2005 and 2004 have been provided for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions, offset by an increase in reserves during the year of approximately $412,000 for potential liabilities. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
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
      The research and development tax credit carryforwards expire beginning in 2015 for state purposes and 2023 for federal purposes. The federal and state net operating losses of approximately $11,500,000 expire beginning in 2023 and 2006, respectively, of which the Company has benefited approximately $4,200,000.
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
      The Company recently underwent an audit of its federal tax returns for tax periods 1994 through 2002 by the Internal Revenue Service (“IRS”). The conclusions reached by the IRS based on their audit have been agreed to by the Joint Committee on Taxation of the U.S. Department of the Treasury. While the Company is awaiting the final audit assessment from the IRS, it believes that its tax accruals are adequate to cover the ultimate assessment.

13.	COMMITMENTS AND CONTINGENCIES
      The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2006	$1,161
2007	805
2008	536
2009	242
2010 and thereafter	71
      Rent expense was approximately $1,420,000, $1,346,000 and $1,279,000 in 2005, 2004 and 2003, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.
      In addition, the Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $280,000 annually, subject to semi-annual price adjustments, through March 2015.
      Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)
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
      In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in gain from litigation-related settlement, net in the accompanying consolidated statements of operations. The District Court has not yet set dates for the remaining trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
      In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company claiming unspecified damages for failure of out-of warranty products previously purchased by it from the Company. In November 2004, Ericsson filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company filed cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., the original manufacturer(s) of the component which Exar sold to the Company. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
      On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. The Company has brought cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., for declaratory judgment. The Company intends to vigorously assert its cross-claims against Exar.
      On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a Demand For Arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Court allowed Concurrent’s motion to compel arbitration. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
      In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty,

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)
management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

14.	SEGMENT INFORMATION
      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under FAS 131, is the chief executive officer. The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2005, 2004 and 2003, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 42%, 41% and 38% in 2005, 2004 and 2003, respectively. Export sales and receipts are recorded and received in U.S. dollars.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)
      The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2005:
Net revenues	$43,180	$44,579	$45,298	$46,294	$179,351
Gross profit	17,045	15,579	19,014	19,769	71,407
Net income	39	89	1,708	2,080	3,916
Net income per share:
Basic and diluted	.00	.00	.04	.05	.09

	First	Second	Third	Fourth	Total

2004:
Net revenues	$42,521	$45,374	$43,048	$40,637	$171,580
Gross profit	15,000	17,380	16,231	14,677	63,288
Net income (loss)	(1,190)	61	(572)	(2,022)	(3,723)
Net income (loss) per share:
Basic and diluted	(.03)	.00	(.01)	(.05)	(.09)

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A — CONTROLS AND PROCEDURES
      Attached as exhibits to this Form 10-K are certifications of Vicor’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 9A(e) of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Vicor’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

(a)	Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and CFO concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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
      Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
      Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report which is included at Item 9A(e) of this Form 10-K.

(c)	Inherent Limitations on Effectiveness of Controls
      The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(d)	Change in Internal Control Over Financial Reporting
      There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vicor Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Vicor Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Vicor Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vicor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vicor Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Vicor Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

ITEM 9B — OTHER INFORMATION
      None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2006 annual meeting of stockholders.
ITEM 11 — EXECUTIVE COMPENSATION
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2006 annual meeting of stockholders.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2006 annual meeting of stockholders.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2006 annual meeting of stockholders.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated by reference from the Company’s Definitive Proxy Statement for its 2006 annual meeting of stockholders.
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

      (b) Exhibits

Exhibits		Description of Document

3.1	•	Restated Certificate of Incorporation, dated February 28, 1990(1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)
3.5	•	Bylaws, as amended(1)
4.1	•	Specimen Common Stock Certificate(2)
10.1	•	1984 Stock Option Plan of the Company, as amended(2)
10.2	•	1993 Stock Option Plan(3)
10.3	•	1998 Stock Option and Incentive Plan(4)
10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan(5)
10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)
10.6	•	Sales Incentive Plan(7)
10.7	•	Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.8	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan(8)
21.1	•	Subsidiaries of the Company(8)
23.1	•	Consent of Independent Registered Public Accounting Firm(8)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(8)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(8)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.
(8) Filed herewith.

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at End
Description	Beginning of Period	Expenses	Deductions(1)	of Period

2005
Allowance for doubtful accounts	$468,000	$195,000	$(28,000)	$635,000
2004
Allowance for doubtful accounts	$807,000	$(217,000)	$(122,000)	$468,000
2003
Allowance for doubtful accounts	$648,000	$161,000	$(2,000)	$807,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at End
Description	Beginning of Period	Expenses	Deductions(2)	of Period

2005
Inventory reserves	$7,844,000	$4,777,000	$(1,930,000)	$10,691,000
2004
Inventory reserves	$8,051,000	$1,079,000	$(1,286,000)	$7,844,000
2003
Inventory reserves	$7,562,000	$1,966,000	$(1,477,000)	$8,051,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ Mark A. Glazer

Mark A. Glazer
Chief Financial Officer
Dated: March 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2006

/s/ Mark A. Glazer Mark A. Glazer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2006

/s/ Estia J. Eichten Estia J. Eichten	Director	March 13, 2006

/s/ David T. Riddiford David T. Riddiford	Director	March 13, 2006

/s/ Jay M. Prager Jay M. Prager	Director	March 13, 2006

/s/ Barry Kelleher Barry Kelleher	Director	March 13, 2006

/s/ M. Michael Ansour M. Michael Ansour	Director	March 13, 2006

/s/ Samuel Anderson Samuel Anderson	Director	March 13, 2006