Form 10-Q
period 2006-03-31
VICOR CORP
filed 2006-05-09
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
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
Large Accelerated Filer  ☐          Accelerated Filer  ☑          Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2006 was:

Common Stock, $.01 par value	30,317,578
Class B Common Stock, $.01 par value	11,854,952

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1

Item 1 — Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
Assets

Current assets:

Cash and cash equivalents	$25,830	$34,024
Short-term investments	96,486	88,692
Accounts receivable, less allowance of $587 in 2006 and $635 in 2005	31,053	28,072
Inventories, net	18,657	17,168
Deferred tax assets	2,673	2,673
Other current assets	2,786	2,518

Total current assets	177,485	173,147

Long-term investments	—	3,348
Property, plant and equipment, net	56,890	59,114
Other assets	9,988	10,146

	$244,363	$245,755

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$8,032	$8,741
Accrued compensation and benefits	4,660	4,583
Accrued expenses	3,235	3,016
Income taxes payable	6,407	6,279
Deferred revenue	117	143

Total current liabilities	22,451	22,762

Deferred income taxes	3,199	3,172
Minority interests	3,184	3,031

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	379	377
Additional paid-in capital	154,348	151,698
Retained earnings	173,706	175,660
Accumulated other comprehensive loss	(33)	(72)
Treasury stock, at cost	(112,990)	(110,992)

Total stockholders’ equity	215,529	216,790

	$244,363	$245,755

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net revenues	$47,872	$43,180
Cost of revenues	26,770	26,135

Gross margin	21,102	17,045

Operating expenses:
Selling, general and administrative	10,914	10,104
Research and development	7,542	7,096

Total operating expenses	18,456	17,200

Income (loss) from operations	2,646	(155)

Other income (expense), net	1,060	494

Income before income taxes	3,706	339

Provision for income taxes	630	300

Net income	$3,076	$39

Net income per common share:
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

Shares used to compute net income per share:
Basic	41,948	41,980
Diluted	42,384	42,115

Cash dividends per share	$0.12	$—
See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating activities:
Net income	$3,076	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,995	4,466
Stock compensation expense	178	—
Minority interest in net income of subsidiaries	153	90
Amortization of bond premium	83	182
(Gain) loss on disposal of equipment	(5)	3
Change in current assets and liabilities, net	(5,046)	(1,982)

Net cash provided by operating activities	2,434	2,798

Investing activities:
Purchases of short-term investments	(19,534)	(8,476)
Sales and maturities of short-term and long-term investments	15,085	9,381
Additions to property, plant and equipment	(1,555)	(1,372)
Increase in other assets	(53)	(190)

Net cash used in investing activities	(6,057)	(657)

Financing activities:
Proceeds from issuance of Common Stock	2,474	136
Common Stock dividends	(5,030)	—
Acquisitions of treasury stock	(1,998)	(1,902)

Net cash used in financing activities	(4,554)	(1,766)

Effect of foreign exchange rates on cash	(17)	43

Net (decrease) increase in cash and cash equivalents	(8,194)	418

Cash and cash equivalents at beginning of period	34,024	36,277

Cash and cash equivalents at end of period	$25,830	$36,695

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
2.	Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
2.	Stock-Based Compensation (Continued)
Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:
Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) – The 2000 Plan as amended, permits the grant of share options to its employees and other key persons, including non-employee directors, for up to 4 million shares of common stock.
1998 Stock Option and Incentive Plan (the “1998 Plan”) – The 1998 Plan permits the grant of share options to its employees and other key persons, including non-employee directors for up to 2 million shares of common stock.
1993 Stock Option Plan (the “1993 Plan”) - The 1993 Plan permits the grant of share options to its employees and non-employee directors for up to 4 million shares of common stock.
Picor Corporation (“Picor”), a privately held wholly owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:
2001 Stock Option and Incentive Plan (the “2001 Picor Plan”) – The 2001 Picor Plan as amended, permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 10 million shares of common stock.
All option awards are granted at an exercise price equal to or greater than the market price for Vicor and the fair market value for Picor of the respective company’s stock at the date of grant. Options vest at various periods of up to five years and may be exercised for up to ten years from the date of grant, which is the maximum contractual term.
As a result of adopting the new standard, the Company recorded $178,000 of non-cash stock-based compensation expense for the three months ended March 31, 2006. The stock-based compensation included $30,000 in cost of revenues, $86,000 in selling, general and administrative expense and $62,000 in research and development expense for the three months ended March 31, 2006. The compensation expense did not have a material impact on basic or diluted net income per share.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
2.	Stock-Based Compensation (Continued)
Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

Three Months
Ended
March 31, 2005
Net income as reported	$39
Stock-based employee compensation cost, net of related tax effects	(258)

Pro forma net loss	$(219)

Net income per share, as reported:
Basic	$0.00
Diluted	$0.00

Pro forma net loss per share:
Basic	$(0.01)
Diluted	$(0.01)
The above table includes compensation expense for Picor options of $26,000. The three months ended March 31, 2005 expense has been revised to include this Picor amount. The fair value of Picor common stock was estimated by obtaining an independent valuation of Picor.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	Vicor		Picor
	2006	2005	2006	2005

Risk-free interest rate	4.5%	4.0%	4.4%	4.4%
Expected dividend yield	1.4%	—	—	—
Expected volatility	.55	.66	.43	.43
Expected term	4.1 years	4.5 years	6.5 years	6.5 years
Risk-free interest rate:
Vicor — The Company uses the yield on zero-coupon U.S. Treasury Strip securities for a period that is commensurate with the expected term assumption for each vesting period.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
2.	Stock-Based Compensation (Continued)
Picor — The Company uses the yield to maturity of a ten-year treasury bond, given the fact that all of Picor’s options expire ten years after they are granted.
Expected dividend yield:
Vicor — The Company determines the expected dividend yield by annualizing the most recent prior cash dividend declared by the Company’s Board of Directors and dividing that result by the closing stock price on the date of that dividend declaration. Because the Company historically has not paid regular periodic dividends and has not committed to do so in the future, the Company annualizes the most recent prior cash dividend based on its expectations at the time regarding the frequency of dividends to be declared over the next twelve months. Dividends are not paid on options.
Picor — Picor has not and does not expect to declare and pay dividends in the foreseeable future. Therefore, the expected dividend yield is not applicable.
Expected volatility:
Vicor — Under FAS 123, Vicor used historical volatility to estimate the grant-date fair value of the options. Under FAS 123(R), Vicor has elected to continue to use historical volatility, using the expected term for the period over which to calculate the volatility (see below). The Company does not expect its future volatility to differ from its historical volatility. The computation of the Company’s volatility is based on a simple average calculation of monthly volatilities over the expected term.
Picor – As Picor is a nonpublic entity, historical volatility information is not available. As permitted under FAS 123(R), an industry sector index of approximately 40 publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over a period of approximately ten years were used to determine the historical volatility.
Expected term:
Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of our employees exhibit similar exercise behavior.
Picor – Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 was used to determine the expected term.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
2.	Stock-Based Compensation (Continued)
Forfeiture rate
Vicor — The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 84% of its options will actually vest, and therefore has applied an annual forfeiture rate of 9.4% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Picor – Given the fact that the compensation expense for the three months ended March 31, 2006 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense. Picor will identify and apply a forfeiture rate beginning April 1, 2006.
A summary of the activity under Vicor’s stock option plans as of March 31, 2006 and changes during the three-month period then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Outstanding at December 31, 2005	2,260,248	$18.14
Granted	55,350	$19.74
Forfeited and expired	(64,675)	$27.34
Exercised	(193,967)	$12.76

Outstanding at March 31, 2006	2,056,956	$18.39	3.13	$8,729

Exercisable at March 31, 2006	1,775,888	$19.07	2.67	$7,136

Vested or expected to vest at March 31, 2006 (1)	2,021,124	$18.45	.16	$8,566

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
2.	Stock-Based Compensation (Continued)
A summary of the activity under Picor’s stock option plan as of March 31, 2006 and changes during the three-month period then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Outstanding at December 31, 2005	3,442,000	$.45
Granted	—	$—
Forfeited and expired	(109,360)	$—
Exercised	—	$—

Outstanding at March 31, 2006	3,332,640	$.46	6.90	$977

Exercisable at March 31, 2006	1,835,024	$.37	6.46	$694

Vested or expected to vest at March 31, 2006	3,332,640	$.46	0.67	$977

During the three months ended March 31, 2006, under all plans, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,246,000 and the total amount of cash received from exercise of these options was $2,474,000. The total grant-date fair value of stock options that vested during the three months ended March 31, 2006 was approximately $582,000.
As of March 31, 2006, there was $915,000 and $277,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor and Picor, respectively. That cost is expected to be recognized over a weighted-average period of 1.5 years for all Vicor and Picor awards.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
3.	Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$3,076	$39

Denominator:
Denominator for basic income per share-weighted average shares	41,948	41,980

Effect of dilutive securities:
Employee stock options	436	135

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions	42,384	42,115

Basic income per share	$0.07	$0.00

Diluted income per share	$0.07	$0.00

Options to purchase 719,066 and 2,389,889 shares of Common Stock were outstanding for the three months ended March 31, 2006 and March 31, 2005, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
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

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
4.	Inventories (Continued)
inventory reserves to be recorded, resulting in larger charges to cost of revenues. Inventories were as follows as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$23,271	$21,519
Work-in-process	2,690	2,502
Finished goods	3,493	3,838

	29,454	27,859
Inventory reserves	(10,797)	(10,691)

Net balance	$18,657	$17,168

5.	Product Warranties
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
Product warranty activity for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at the beginning of the period	$755	$1,042
Accruals for warranties for products sold in the period	50	39
Fulfillment of warranty obligations	(16)	(66)
Revisions of estimated obligations	(70)	—

Balance at the end of the period	$719	$1,015

6.	Income Taxes
In the first quarter of 2006, the tax provision is based on an estimated effective tax rate for 2006, which includes federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. In 2005, the tax provision included estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the Federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
6. Income Taxes (Continued)
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
7.	Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$3,076	$39
Foreign currency translation loss	(8)	(41)
Unrealized gains (losses) on available for sale securities	47	(92)

Comprehensive income (loss)	$3,115	$(94)

8.	Legal Proceedings
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

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
8.	Legal Proceedings (Continued)
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
In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000, net of a $250,000 contingency fee paid by the Company to its litigation counsel, in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The District Court has not yet set dates for the remaining trials. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.
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
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
8. Legal Proceedings (Continued)
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
9. Impact of Recently Issued Accounting Standards
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred starting January 1, 2006. The adoption of FAS 151 did not have a significant impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to FAS 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The provisions of FAS 154 are effective for accounting changes and corrections of errors incurred starting January 1, 2006. The adoption of FAS 154 did not have a significant impact on the Company’s financial position or results of operations.
10. Dividend
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(Unaudited)
10. Dividend (Continued)
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
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2006
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and build our business units, and to successfully leverage the V • I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, including Consumer Electronics, Communications, Information Technology and Automotive, as well as those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Products,” “—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete summary of the critical accounting policies and estimates.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2006
(Continued)
Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Net revenues for the first quarter of 2006 were $47,872,000, an increase of $4,692,000, or 10.9%, as compared to $43,180,000 for the same period a year ago, and an increase of 3.4% on a sequential basis from the fourth quarter of 2005. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. Orders during the quarter increased by 27.4% compared with the fourth quarter of 2005. The book-to-bill ratio for the first quarter of 2006 was 1.17:1 as compared to 1.09:1 for the first quarter of 2005 and 0.95:1 in the fourth quarter of 2005. The Company believes that, subject to continuing demand and productivity improvements, revenue growth and incremental quarterly expansion in margins should enable substantial profits in 2006.
Gross margin for the first quarter of 2006 increased $4,057,000, or 23.8%, to $21,102,000 from $17,045,000 for the first quarter of 2005, and increased to 44.1% from 39.5% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues and an increase in manufacturing efficiencies resulting in lower average unit costs.
Selling, general and administrative expenses were $10,914,000 for the period, an increase of $810,000, or 8.0%, from the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.8% from 23.4%. The principal components of the $810,000 increase were $295,000, or 6.6%, of increased compensation expense primarily due to annual compensation adjustments in May 2005, $199,000, or 62.3%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. (see Part II – Item 1 – Legal Proceedings), $189,000, or 21.4%, in increased commissions due to the increase in net revenues and $176,000, or 25.1%, of increased costs associated with the Vicor Integration Architects (“VIAs”). The increase in compensation expense also includes $86,000 of non-cash stock-based compensation recorded under newly adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). See Note 2 to the condensed consolidated financial statements for further discussion.
Research and development expenses increased $446,000, or 6.3%, to $7,542,000, and decreased as a percentage of net revenues to 15.8% from 16.4%. The principal components of the $446,000 increase were $591,000, or 13.6%, in increased compensation expense primarily due to annual compensation adjustments in May 2005 and $69,000, or 20.1%, of increased costs associated with the VIAs. The principal component partially offsetting the above increases were $256,000, or 26.1%, in decreased project material costs due to the stabilization of development efforts associated with the Company’s new Factorized Power Architecture (“FPA”) products. The increase in compensation expense also includes $62,000 of non-cash stock-based compensation recorded under FAS 123(R). The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2006
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(decrease)
Interest income	$1,141	$635	$506
Foreign currency gains (losses)	54	(180)	234
Minority interest in net income of subsidiaries	(153)	(90)	(63)
Other	18	129	(111)

	$1,060	$494	$566

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency gains is due to the favorable exchange rates in 2006 as compared to 2005.
Income before income taxes was $3,706,000 for the first quarter of 2006 compared to $339,000 for the same period in 2005.
In the first quarter of 2006, the tax provision is based on an estimated effective tax rate for 2006, which includes federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. In 2005, the tax provision included estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the Federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions.
Basic and diluted income per share was $0.07 for the first quarter of 2006 compared to $0.00 for the first quarter of 2005.
Liquidity and Capital Resources
At March 31, 2006 the Company had $25,830,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.9:1 at March 31, 2006 compared to 7.6:1 at December 31, 2005. Working capital increased $4,649,000, from $150,385,000 at December 31, 2005 to $155,034,000 at March 31, 2006. The primary factors affecting the working capital increase were increases in short-term investments of $7,794,000, accounts receivable of $2,981,000 and inventory of $1,489,000. These increases were partially offset by a decrease in cash and cash equivalents of $8,194,000. The primary sources of cash for the three months ended March 31, 2006 were $2,474,000 in net proceeds from the issuance of Common Stock upon the exercise of stock

FORM 10-Q
PART I
ITEMS 2 - 3

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2006
(Continued)
options and $2,434,000 from operating activities. The primary uses of cash for the three months ended March 31, 2006 were for the payment of a Common Stock dividend of $5,030,000, $4,449,000 of net purchases of short-term investments, the acquisition of treasury stock for $1,998,000 and the acquisition of equipment of approximately $1,555,000.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $1,998,000 for the repurchase of 119,500 shares of Common Stock during the three months ended March 31, 2006. As of March 31, 2006, the Company had approximately $17,378,000 remaining under the plan.
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2006, the Company had approximately $998,000 of capital expenditure commitments, principally for manufacturing equipment.
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

FORM 10-Q
PART I
ITEMS 3 — 4

VICOR CORPORATION
March 31, 2006
The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. Dollar. Therefore, the Company believes that market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations.
Item 4 – Controls and Procedures
(a) Disclosure controls and procedures.
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and CFO concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.
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

FORM 10-Q
PART I
ITEM 4

VICOR CORPORATION
March 31, 2006
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

FORM 10-Q
PART II
ITEMS 1 — 5

VICOR CORPORATION
Part II — Other Information
March 31, 2006
Item 1 – Legal Proceedings
Not applicable.
Item 1A – Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
January 1 – 31, 2006	108,700	$16.72	108,700	$17,558,000
February 1 – 28, 2006	10,800	16.66	10,800	$17,378,000
March 1 – 31, 2006	—	—	—	$17,378,000

Total	119,500	$16.72	119,500	$17,378,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 – Other Information
Not applicable.

FORM 10-Q
PART II
ITEM 6

Item 6 – Exhibits

Exhibit Number	Description
10.1	Vicor Corporation Brick Business Unit and Corporate Support Functions Incentive Compensation Plan(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed as an exhibit to the Company’s Form 8-K filed on April 27, 2006 and incorporated herein by reference.

(2)	Filed herewith.

FORM 10-Q
PART II

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 9, 2006	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Mark A. Glazer
Mark A. Glazer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)