Form 10-Q
period 2006-06-30
VICOR CORP
filed 2006-08-07
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Large Accelerated Filer ☐      Accelerated Filer ☑                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006 was:

Common Stock, $.01 par value ------------------	30,131,441
Class B Common Stock, $.01 par value --------	11,854,952

VICOR CORPORATION

FORM 10-Q

PART 1
ITEM 1

Item 1 – Financial Statements	PAGE 1
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	June 30, 2006	December 31, 2005

Current assets:

Cash and cash equivalents	$30,348	$34,024
Short-term investments	95,214	88,692
Accounts receivable, less allowance of $603 in 2006 and $635 in 2005	30,288	28,072
Inventories, net	19,924	17,168
Deferred tax assets	2,673	2,673
Other current assets	2,945	2,518

Total current assets	181,392	173,147

Long-term investments	0	3,348
Property, plant and equipment, net	55,207	59,114
Other assets	8,416	10,146

	$245,015	$245,755

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$8,372	$8,741
Accrued compensation and benefits	5,719	4,583
Accrued expenses	3,131	3,016
Dividend payable	6,310	0
Income taxes payable	2,293	6,279
Deferred revenue	148	143

Total current liabilities	25,973	22,762

Deferred income taxes	3,258	3,172
Minority interests	3,335	3,031

Stockholders’ equity:
Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	381	377
Additional paid-in capital	157,502	151,698
Retained earnings	170,270	175,660
Accumulated other comprehensive income(loss)	53	(72)
Treasury stock, at cost	(115,876)	(110,992)

Total stockholders’ equity	212,449	216,790

	$245,015	$245,755

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues	$49,210	$44,579	$97,082	$87,759
Cost of revenues	28,101	29,000	54,871	55,135

Gross margin	21,109	15,579	42,211	32,624

Operating expenses:
Selling, general and administrative	11,657	10,137	22,571	20,241
Research and development	8,028	7,380	15,570	14,476
Gain from litigation-related settlement, net	0	(2,250)	0	(2,250)

Total operating expenses	19,685	15,267	38,141	32,467

Income from operations	1,424	312	4,070	157

Other income (expense), net	1,409	183	2,469	677

Income before income taxes	2,833	495	6,539	834

(Benefit) provision for income taxes	(41)	406	589	706

Net income	$2,874	$89	$5,950	$128

Net income per common share:
Basic	$0.07	$0.00	$0.14	$0.00
Diluted	$0.07	$0.00	$0.14	$0.00

Shares used to compute net income per share:
Basic	42,144	41,795	42,046	41,888
Diluted	42,482	41,938	42,433	42,027

Cash dividends per share	$0.15	$0.12	$0.27	$0.12
See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income	$5,950	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,337	8,652
Stock compensation expense	350	—
Minority interest in net income of subsidiaries	304	321
Amortization of bond premium	90	332
(Gain) loss on disposal of equipment	(35)	12
Change in current assets and liabilities, net	(7,013)	2,309

Net cash provided by operating activities	6,983	11,754

Investing activities:
Purchases of short-term investments	(48,454)	(27,851)
Sales and maturities of short-term and long-term investments	45,357	40,581
Additions to property, plant and equipment	(2,979)	(2,613)
Increase in other assets	(105)	(432)

Net cash (used in) provided by investing activities	(6,181)	9,685

Financing activities:
Proceeds from issuance of Common Stock	5,458	884
Common Stock dividends paid	(5,030)	—
Acquisitions of treasury stock	(4,884)	(3,277)

Net cash used in financing activities	(4,456)	(2,393)

Effect of foreign exchange rates on cash	(22)	100

Net (decrease) increase in cash and cash equivalents	(3,676)	19,146

Cash and cash equivalents at beginning of period	34,024	36,277

Cash and cash equivalents at end of period	$30,348	$55,423

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
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

The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:

Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) – The 2000 Plan permits the grant of share options to its employees and other key persons, including non-employee directors, for up to 4 million shares of common stock.

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

Picor Corporation (“Picor”), a privately held majority owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) – The 2001 Picor Plan, permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 10 million shares of common stock.

All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at the fair market value for Picor at the date of grant. Options vest at various periods of up to five years and may be exercised for up to ten years from the date of grant, which is the maximum contractual term.

As a result of adopting the FAS 123(R), the Company recorded $172,000 of non-cash stock-based compensation expense for the three months ended June 30, 2006 and $350,000 for the six months ended June 30, 2006. The stock-based compensation included $19,000 in cost of revenues, $93,000 in selling, general and administrative expense and $60,000 in research and development expense for the three months ended June 30, 2006 and $49,000, $179,000, and $122,000, respectively, for the six months ended June 30, 2006. The compensation expense did not have a material impact on basic or diluted net income per share.

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$89	$128
Stock-based employee compensation cost, net of related tax effects	(221)	(477)

Pro forma net loss	$(132)	$(349)

Net income per share, as reported:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Pro forma net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
The above table includes compensation expense for Picor options of $26,000 and $50,000 for the three and six months ended June 30, 2005. The three and six months ended June 30, 2005 expenses has been revised to include this Picor amount. The fair value of Picor common stock was estimated by obtaining an independent valuation of Picor.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	Vicor		Picor		Vicor		Picor
	2006	2005	2006	2005	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.8%	4.5%	4.4%	4.6%	3.8%	4.5%	4.4%
Expected dividend yield	1.6%	.12%	—	—	1.6%	.08%	—	—
Expected volatility	.52	.65	.43	.43	.54	.65	.43	.43
Expected term (years)	3.2	3.3	6.5	6.5	3.7	3.8	6.5	6.5
Risk-free interest rate:
Vicor - The Company uses the yield on zero-coupon U.S. Treasury Strip securities for a period that is commensurate with the expected term assumption for each vesting period.

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Picor - The Company uses the yield to maturity of a ten-year treasury bond, since all of Picor’s options expire ten years after they are granted.

Expected dividend yield:
Vicor - The Company determines the expected dividend yield by annualizing the most recent prior cash dividends declared by the Company’s Board of Directors and dividing that result by the closing stock price on the date of that dividend declaration. Because the Company historically has not paid regular periodic dividends and has not committed to do so in the future, the Company annualizes the most recent prior cash dividends based on its expectations at the time regarding the frequency of dividends to be declared over the next twelve months. Dividends are not paid on options.

Picor - Picor has not and does not expect to declare and pay dividends in the foreseeable future. Therefore, the expected dividend yield is not applicable.

Expected volatility:
Vicor - Under FAS 123, Vicor used historical volatility to estimate the grant-date fair value of the options. Under FAS 123(R), Vicor has elected to continue to use historical volatility, using the expected term for the period over which to calculate the volatility (see below). The Company does not expect its future volatility to differ from its historical volatility. The computation of the Company’s volatility is based on a simple average calculation of monthly volatilities over the expected term.

Picor – As Picor is a nonpublic entity, historical volatility information is not available. As permitted under FAS 123(R), an industry sector index of approximately 40 publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

Expected term:
Vicor - The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of our employees exhibit similar exercise behavior.

Picor – Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 was used to determine the expected term.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Forfeiture rate
Vicor - The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 84% of its options will actually vest, and therefore has applied an annual forfeiture rate of 9.4% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Picor – Since the compensation expense for the three and six months ended June 30, 2006 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense.
A summary of the activity under Vicor’s stock option plans as of June 30, 2006 and changes during the three and six month periods then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Outstanding at March 31, 2006	2,056,956	$18.39
Granted	41,510	$18.21
Forfeited and expired	(105,543)	$20.35
Exercised	(225,931)	$13.18

Outstanding at June 30, 2006	1,766,992	$18.94	3.23	$3,875

Exercisable at June 30, 2006	1,517,343	$19.60	2.74	$3,180

Vested or expected to vest at June 30, 2006 (1)	1,729,493	$19.00	3.15	$3,802

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2005	2,260,248	$18.14
Granted	96,860	$19.08
Forfeited and expired	(170,218)	$23.01
Exercised	(419,898)	$12.99

Outstanding at June 30, 2006	1,766,992	$18.94

During the three and six months ended June 30, 2006, under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,719,000 and $2,966,000, respectively and the total amount of cash received from exercise of these options was $2,977,000 and $5,451,000, respectively. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2006 was approximately $529,000 and $1,111,000, respectively.

As of June 30, 2006, there was $1,009,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.73 years for all Vicor awards.

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
A summary of the activity under Picor’s stock option plan as of June 30, 2006 and changes during the three and six month periods then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Outstanding at March 31, 2006	3,332,640	$0.46
Granted	783,500	$0.84
Forfeited and expired	(29,000)	$0.38
Exercised	(30,000)	$0.25

Outstanding at June 30, 2006	4,057,140	$0.53	7.25	$1,407

Exercisable at June 30, 2006	1,897,944	$0.38	6.28	$948

Vested or expected to vest at June 30, 2006	4,057,140	$0.53	7.25	$1,407

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2005	3,442,000	$0.45
Granted	783,500	$0.84
Forfeited and expired	(138,360)	$0.33
Exercised	(30,000)	$0.25

Outstanding at June 30, 2006	4,057,140	$0.53

During the three and six months ended June 30, 2006, under all plans, the total intrinsic value of Picor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19,000 and $19,000, respectively and the total amount of cash received from exercise of these options was $7,000 and $7,000, respectively. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2006 was approximately $20,000 and $79,000, respectively.

As of June 30, 2006, there was $512,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 1.87 years for all Picor awards.

FORM 10-Q
PART I
ITEM 1
PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
3. Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Numerator:
Net income	$2,874	$89	$5,950	$128

Denominator:
Denominator for basic income per share-weighted average shares	42,144	41,795	42,046	41,888

Effect of dilutive securities:
Employee stock options	338	143	387	139

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	42,482	41,938	42,433	42,027

Basic income per share	$0.07	$0.00	$0.14	$0.00

Diluted income per share	$0.07	$0.00	$0.14	$0.00

Options to purchase 661,952 and 1,717,766 shares of Common Stock were outstanding for the three months ended June 30, 2006 and 2005, respectively, and options to purchase 661,952 and 1,735,310 shares of Common Stock were outstanding for the six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
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

FORM 10-Q
PART I
ITEM 1
PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
4. Inventories (Continued)
inventory reserves to be recorded, resulting in larger charges to cost of revenues. Inventories were as follows as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$24,173	$21,519
Work-in-process	3,086	2,502
Finished goods	3,514	3,838

	30,773	27,859
Inventory reserves	(10,849)	(10,691)

Net balance	$19,924	$17,168

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

Product warranty activity for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at the beginning of the period	$755	$1,042
Accruals for warranties for products sold in the period	101	94
Fulfillment of warranty obligations	(77)	(118)
Revisions of estimated obligations	(143)	(200)

Balance at the end of the period	$636	$818

6. Income Taxes
In 2006, the tax provision is based on an estimated effective tax rate for 2006, which includes federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. During the second quarter of 2006, the estimated tax rate was reduced from 17% to 9%, which resulted in a net tax benefit for the second quarter of 2006. The principal reason for the change in the rate was a reduction in the expected pre-tax income for 2006. In 2005, the tax provision included estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the

FORM 10-Q
PART I
ITEM 1
PAGE 13
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
6. Income Taxes (Continued)
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

The Company recently underwent an audit of its federal tax returns for tax periods 1994 through 2002 by the Internal Revenue Service (“IRS”). The conclusions reached by the IRS based on their audit have been agreed to by the Joint Committee on Taxation of the U.S. Department of the Treasury. During the second quarter of 2006, the Company remitted payments to the IRS in settlement of the assessments, including interest, for these tax periods. The amounts paid were not materially different from the amounts previously estimated and recorded by the Company.
7. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,874	$89	$5,950	$128
Foreign currency translation gain (loss)	34	(28)	26	(69)
Unrealized gains (losses) on available for sale securities	52	75	99	(17)

Comprehensive income	$2,960	$136	$6,075	$42

8. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics

FORM 10-Q
PART I
ITEM 1
PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
8. Legal Proceedings (Continued)
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

On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. The Company has brought cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., for declaratory judgment. This matter has been consolidated with the above Ericsson matter in the Superior Court of the State of California, County of San Diego. The Company intends to vigorously assert its cross-claims against Exar.

FORM 10-Q
PART I
ITEM 1
PAGE 15
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
8. Legal Proceedings (Continued)
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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN48), an interpretation of FAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance

FORM 10-Q
PART I
ITEM 1
PAGE 16
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(Unaudited)
9. Impact of Recently Issued Accounting Standards (Continued)
on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN48 are effective starting January 1, 2007. The Company has not yet evaluated the impact, if any, that FIN48 will have on the Company’s financial position or results of operations.
10. Dividends
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,310,000 will be paid on August 7, 2006 to shareholders of record at the close of business on July 17, 2006.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

FORM 10-Q
PART I
ITEM 2
PAGE 17
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
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
PAGE 18
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
Results of Operations
Three months ended June 30, 2006 compared to three months ended June 30, 2005
Net revenues for the second quarter of 2006 were $49,210,000, an increase of $4,631,000 or 10.4%, as compared to $44,579,000 for the same period a year ago, and an increase of 2.8% on a sequential basis from the first quarter of 2006. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. Although revenues for the quarter increased compared to the first quarter of 2006, orders during the quarter decreased by 24.5% compared with the first quarter of 2006. Several significant orders expected to be booked in the second quarter of 2006 were delayed and the base level business, consisting of smaller accounts and orders, was below expectations. The book-to-bill ratio for the second quarter of 2006 was 0.86:1 as compared to 0.99:1 for the second quarter of 2005 and 1.17:1 in the first quarter of 2006.
Gross margin for the second quarter of 2006 increased $5,530,000, or 35.5%, to $21,109,000 from $15,579,000 for the second quarter of 2005, and increased to 42.9% from 34.9% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues, an increase in manufacturing efficiencies resulting in lower average unit costs, and a significant increase in inventory reserves in the second quarter of 2005. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 was related to raw material inventories in support of pilot production of V • I Chips. The gross margin in the second quarter of 2006 of 42.9% was down from 44.1% in the first quarter of 2006. This decrease was principally due to lower average selling prices caused by changes in the product mix, partially offset by lower average unit costs.
Selling, general and administrative expenses were $11,657,000 for the period, an increase of $1,520,000 or 15.0%, from the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 23.7% from 22.7%. The principal components of the $1,520,000 increase were $384,000, or 461.1%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. (see Part II – Item 1 – Legal Proceedings), $295,000, or 31.5%, in increased commissions due to the increase in net revenues, $280,000, or 6.2%, of increased compensation expense primarily due to annual compensation adjustments in May 2006, $217,000, or 30.6%, of increased costs associated with the Vicor Integration Architects (“VIAs”), $110,000, or 23.1%, of increased depreciation costs primarily due to an increase in patent amortization expense, and $101,000, or 380.1%, in increased employee recruitment and relocation fees. The increase in compensation expense also includes $93,000 of non-cash stock-based compensation recorded under newly adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). See Note 2 to the condensed consolidated financial statements for further discussion.
Research and development expenses increased $648,000, or 8.8%, to $8,028,000, and decreased as a percentage of net revenues to 16.3% from 16.6% from the same period in 2005. The principal components of the $648,000

FORM 10-Q
PART I
ITEM 2
PAGE 19
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
increase were $590,000, or 13.3%, in increased compensation expense primarily due to annual compensation adjustments in May 2006 and increases in headcount, and $58,000, or 16.5%, of increased costs associated with the VIAs. The principal component partially offsetting the above increases were $147,000, or 14.3%, in decreased project material costs associated with the Company’s new Factorized Power Architecture (“FPA”) products. The increase in compensation expense also includes $60,000 of non-cash stock-based compensation recorded under FAS 123(R). The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.
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
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(decrease)
Interest income	$1,346	$683	$663
Foreign currency gains (losses)	158	(254)	412
Minority interest in net income of subsidiaries	(151)	(231)	80
Other	56	(15)	71

	$1,409	$183	$1,226

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The increase in foreign currency gains is due to favorable exchange rates in 2006 as compared to 2005.
Income before income taxes was $2,833,000 for the second quarter of 2006 compared to $495,000 for the same period in 2005.
In 2006, the tax provision is based on an estimated effective tax rate for 2006, which includes federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. During the second quarter of 2006, the estimated tax rate for 2006 was reduced from 17% to 9%, which resulted in a net tax benefit for the second quarter of 2006. The principal reason for the change in the rate was a reduction

FORM 10-Q
PART I
ITEM 2
PAGE 20
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
in the expected pre-tax income for 2006. In 2005, the tax provision included estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the Federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions.
Basic and diluted income per share was $0.07 for the second quarter of 2006 compared to $0.00 for the second quarter of 2005.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
Net revenues for the first six months of 2006 were $97,082,000, an increase of $9,323,000, or 10.6%, as compared to $87,759,000 for the same period a year ago. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. Orders during the period increased by 8.5% compared with the second half of 2005. The book-to-bill ratio for the first six months of 2006 was 1.01:1 as compared to 1.04:1 for the same period a year ago, and 0.99:1 for the second half of 2005
Gross margin for the first six months of 2006 increased $9,587,000, or 29.4%, to $42,211,000 from $32,624,000, and increased to 43.5% from 37.2% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues, an increase in manufacturing efficiencies resulting in lower average unit costs, and a significant increase in inventory reserves in the second quarter of 2005. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 was related to raw material inventory in support of pilot production of V•I Chips.
Selling, general and administrative expenses were $22,571,000 for the period, an increase of $2,330,000, or 11.5%, over the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 23.2% from 23.1%. The principal components of the $2,330,000 increase were $583,000, or 144.9%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. (see Part II – Item 1 – Legal Proceedings), $575,000, or 6.4%, of increased compensation expense primarily due to annual compensation adjustments in May 2006, $484,000, or 26.6%, in increased commissions due to the increase in net revenues and $393,000, or 27.8%, of increased costs associated with the VIAs. The increase in compensation expense also includes $179,000 of non-cash stock-based compensation recorded under FAS 123R. See Note 2 to the condensed consolidated financial statements for further discussion.
Research and development expenses increased $1,094,000, or 7.6%, to $15,570,000 and decreased as a percentage of net revenues to 16.0% from 16.5%. The principal components of the $1,094,000 increase were $1,048,000, or 11.9%, in increased compensation expense primarily due to annual compensation adjustments in May 2006 and increases in headcount, and $126,000, or 18.3%, of increased costs associated with the VIAs. The principal component partially offsetting the above increases were $403,000, or 20.1%, in decreased project material costs and $107,000, or 51.7%, in decreased supplies costs. The savings are attributed to decreased project material costs associated with the Company’s new FPA products.

FORM 10-Q
PART I
ITEM 2
PAGE 21
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
The increase in compensation expense also includes $122,000 of non-cash stock-based compensation recorded under FAS 123(R).
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
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(decrease)
Interest income	$2,489	$1,325	$1,164
Minority interest in net income of subsidiaries	(304)	(321)	17
Foreign currency gains (losses)	211	(434)	645
Other	73	107	(34)

	$2,469	$677	$1,792

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The decrease in foreign currency losses is due to favorable exchange rates in 2006 as compared to 2005.
Income before income taxes was $6,539,000 for the first six months of 2006 compared to $834,000 for the same period in 2005.
In 2006, the tax provision is based on an estimated effective tax rate for 2006, which includes federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. In 2005 the tax provision included estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, the Federal alternative minimum tax, and estimated income taxes due in various state and international taxing jurisdictions.
Diluted income per share was $0.14 for the first six months of 2006, compared to $0.00 for the first six months of 2005.

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
Liquidity and Capital Resources
At June 30, 2006 the Company had $30,348,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.0:1 at June 30, 2006 compared to 7.6:1 at December 31, 2005. Working capital increased $5,034,000, from $150,385,000 at December 31, 2005 to $155,419,000 at June 30, 2006. The primary factors affecting the working capital increase were increases in short-term investments of $6,522,000, inventory of $2,756,000, accounts receivable of $2,216,000 and decreases in income taxes payable of $3,986,000. These increases were partially offset by a decrease in cash and cash equivalents of $3,676,000 and increases in dividends payable of $6,310,000 and accrued compensation and benefits of $1,136,000. The primary source of cash for the six months ended June 30, 2006 was $6,983,000 from operating activities and $5,458,000 of proceeds from the issuance of common stock upon the exercise of stock options. The primary uses of cash for the six months ended June 30, 2006 were common stock dividends of $5,030,000, the acquisition of treasury stock of $4,884,000, net purchases of short-term investments of $3,097,000 and equipment additions of $2,979,000.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $4,884,000 for the repurchase of 287,700 shares of Common Stock during the six months ended June 30, 2006. As of June 30, 2006, the Company had approximately $14,492,000 remaining under the plan.
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock, which will result in a total dividend of approximately $6,310,000. The dividend is payable on August 7, 2006 to shareholders of record at the close of business on July 17, 2006. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At June 30, 2006, the Company had approximately $1,017,000 of capital expenditure commitments, principally for manufacturing equipment.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3 - 4
PAGE 23
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
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
Item 4 – Controls and Procedures
(a) Disclosure controls and procedures.
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing the Company’s disclosure controls and procedures. Based upon the evaluation described above, the CEO and CFO have concluded that they believe that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

FORM 10-Q
PART I
ITEM 4
PAGE 24
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2006
(Continued)
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

FORM 10-Q
PART II
ITEMS 1 - 3
PAGE 25
VICOR CORPORATION
Part II - Other Information
June 30, 2006
Item 1 - Legal Proceedings
Not applicable.
Item 1A – Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
April 1 – 30, 2006	—	—	—	$17,378,000
May 1 – 31, 2006	56,800	$19.39	56,800	$16,277,000
June 1 – 30, 2006	111,400	$16.02	111,400	$14,492,000

Total	168,200	$17.16	168,200	$14,492,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 - Defaults Upon Senior Securities
Not applicable.

FORM 10-Q
PART II
ITEMS 4 - 5
PAGE 26
VICOR CORPORATION
Part II - Other Information
June 30, 2006
Item 4 - Submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of Stockholders of the Company was held on June 22, 2006. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.

The only matter submitted to a vote of security holders at the 2006 Annual Meeting of Stockholders was the election of directors to the Board of Directors of the Company. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee	Votes For	Votes Withheld
Patrizio Vinciarelli	135,169,832	4,109,817
Estia J. Eichten	136,215,012	3,064,637
Barry Kelleher	135,154,737	4,124,912
Jay M. Prager	135,197,226	4,082,423
David T. Riddiford	137,747,714	1,531,935
M. Michael Ansour	137,749,418	1,530,231
Samuel Anderson	135,689,712	3,589,937
Joseph W. Kelly	137,773,478	1,506,171
There were 0 broker non-votes and 0 abstentions on this proposal.
Item 5 - Other Information
Not applicable.

FORM 10-Q
PART II
ITEM 6
PAGE 27
Item 6 - Exhibits

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
PAGE 28
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: August 7, 2006	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 7, 2006	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer)