Form 10-Q
period 2006-09-30
VICOR CORP
filed 2006-11-08
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2742817 (I.R.S. Employer Identification No.)
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006 was:

Common Stock, $.01 par value	29,707,583
Class B Common Stock, $.01 par value	11,854,952

VICOR CORPORATION

FORM 10-Q
PART I
ITEM 1
PAGE 1
Item 1 — Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Current assets:

Cash and cash equivalents	$28,376	$34,024
Short-term investments	87,971	88,692
Accounts receivable, less allowance of $693 in 2006 and $635 in 2005	30,101	28,072
Inventories, net	20,931	17,168
Deferred tax assets	2,673	2,673
Other current assets	2,359	2,518

Total current assets	172,411	173,147

Long-term investments	—	3,348
Property, plant and equipment, net	53,358	59,114
Other assets	8,329	10,146

	$234,098	$245,755

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$7,728	$8,741
Accrued compensation and benefits	4,839	4,583
Accrued expenses	3,762	3,016
Income taxes payable	1,692	6,279
Deferred revenue	131	143

Total current liabilities	18,152	22,762

Deferred income taxes	3,259	3,172
Minority interests	3,448	3,031

Stockholders’ equity:

Preferred Stock	—	—
Class B Common Stock	119	119
Common Stock	382	377
Additional paid-in capital	157,782	151,698
Retained earnings	172,729	175,660
Accumulated other comprehensive income(loss)	54	(72)
Treasury stock, at cost	(121,827)	(110,992)

Total stockholders’ equity	209,239	216,790

	$234,098	$245,755

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues	$46,932	$45,298	$144,014	$133,057
Cost of revenues	26,981	26,284	81,852	81,419

Gross margin	19,951	19,014	62,162	51,638

Operating expenses:
Selling, general and administrative	11,225	10,144	33,796	30,385
Research and development	7,961	7,590	23,531	22,066
Gain from litigation-related settlement, net	—	—	—	(2,250)

Total operating expenses	19,186	17,734	57,327	50,201

Income from operations	765	1,280	4,835	1,437

Other income (expense), net	1,318	261	3,787	938

Income before income taxes	2,083	1,541	8,622	2,375

(Benefit) provision for income taxes	(379)	(167)	210	539

Net income	$2,462	$1,708	$8,412	$1,836

Net income per common share:
Basic	$0.06	$0.04	$0.20	$0.04
Diluted	$0.06	$0.04	$0.20	$0.04

Shares used to compute net income per share:
Basic	41,703	41,912	41,932	41,896
Diluted	41,771	42,093	42,212	42,049

Cash dividends declared per share	—	—	$0.27	$0.12
See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Operating activities:
Net income	$8,412	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,621	12,794
Stock compensation expense	523	—
Minority interest in net income of subsidiaries	417	659
Amortization of bond premium	14	462
(Gain) loss on disposal of equipment	(75)	10
Change in current assets and liabilities, net	(8,852)	4,542

Net cash provided by operating activities	11,060	20,303

Investing activities:
Purchases of short-term investments	(105,107)	(70,682)
Sales and maturities of short-term and long-term investments	109,398	73,596
Additions to property, plant and equipment	(4,242)	(6,571)
Increase in other assets	(148)	(442)

Net cash used in investing activities	(99)	(4,099)

Financing activities:
Proceeds from issuance of Common Stock	5,566	1,724
Common Stock dividends paid	(11,343)	(5,025)
Acquisitions of treasury stock	(10,835)	(3,277)

Net cash used in financing activities	(16,612)	(6,578)

Effect of foreign exchange rates on cash	3	185

Net (decrease) increase in cash and cash equivalents	(5,648)	9,811

Cash and cash equivalents at beginning of period	34,024	36,277

Cash and cash equivalents at end of period	$28,376	$46,088

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
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
The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:
Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) — The 2000 Plan permits the grant of share options to its employees and other key persons, including non-employee directors, for up to 4 million shares of common stock.
1998 Stock Option and Incentive Plan (the “1998 Plan”) — The 1998 Plan permits the grant of share options to its employees and other key persons, including non-employee directors for up to 2 million shares of common stock.
1993 Stock Option Plan (the “1993 Plan”) — The 1993 Plan permits the grant of share options to its employees and non-employee directors for up to 4 million shares of common stock.
Picor Corporation (“Picor”), a privately held majority owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:
2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — The 2001 Picor Plan, permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 10 million shares of common stock.
All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at the fair market value for Picor at the date of grant. Options vest at various periods of up to five years and may be exercised for up to ten years from the date of grant, which is the maximum contractual term.
As a result of adopting FAS 123(R), the Company recorded $173,000 of non-cash stock-based compensation expense for the three months ended September 30, 2006 and $523,000 for the nine months ended September 30, 2006. The stock-based compensation included $16,000 in cost of revenues, $92,000 in selling, general and administrative expense and $65,000 in research and development expense for the three months ended September 30, 2006 and $65,000, $271,000, and $187,000, respectively, for the nine months ended September 30, 2006. The compensation expense did not have a material impact on basic or diluted net income per share.

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$1,708	$1,836
Stock-based employee compensation cost, net of related tax effects	(199)	(675)

Pro forma net income	$1,509	$1,161

Net income per share, as reported:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Pro forma net income per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
The above table includes compensation expense for Picor options of $28,000 and $77,000 for the three and nine months ended September 30, 2005. The three and nine months ended September 30, 2005 expenses has been revised to include these Picor amounts. The fair value of Picor common stock was estimated by obtaining an independent valuation of Picor.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Vicor		Picor		Vicor		Picor
	2006	2005	2006	2005	2006	2005	2006	2005

Risk-free interest rate	4.8%	3.9%	5.1%	4.4%	4.7%	3.9%	5.1%	4.4%
Expected dividend yield	1.8%	.9%	—	—	1.5%	.2%	—	—
Expected volatility	.52	.57	.48	.43	.53	.59	.48	.43
Expected term (years)	4.1	4.5	6.5	6.5	3.8	3.9	6.5	6.5

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
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
Picor — As Picor is a nonpublic entity, historical volatility information is not available. As permitted under FAS 123(R), an industry sector index of approximately 40 publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.
          Expected term:
Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of our employees exhibit similar exercise behavior.
Picor — Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 was used to determine the expected term.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)
          Forfeiture rate
Vicor — The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 84% of its options will actually vest, and therefore has applied an annual forfeiture rate of 9.4% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Picor — Since the compensation expense for the three and nine months ended September 30, 2006 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense.
A summary of the activity under Vicor’s stock option plans as of September 30, 2006 and changes during the three and nine month periods then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding at June 30, 2006	1,766,992	$18.94
Granted	7,000	$11.56
Forfeited and expired	(65,119)	$30.50
Exercised	(14,542)	$7.45

Outstanding at September 30, 2006	1,694,331	$18.56	3.09	$760

Exercisable at September 30, 2006	1,456,239	$19.16	2.60	$609

Vested or expected to vest at September 30, 2006 (1)	1,660,747	$18.61	3.01	$747

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2005	2,260,248	$18.14
Granted	103,860	$18.57
Forfeited and expired	(235,337)	$25.08
Exercised	(434,440)	$12.80

Outstanding at September 30, 2006	1,694,331	$18.56

During the three and nine months ended September 30, 2006, under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $77,000 and $3,043,000, respectively, and the total amount of cash received from exercise of these options was $109,000 and $5,559,000, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended September 30, 2006 was approximately $125,000 and $1,236,000, respectively.
As of September 30, 2006, there was $883,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.62 years for all Vicor awards.
A summary of the activity under Picor’s stock option plan as of September 30, 2006 and changes during the three and nine month periods then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding at June 30, 2006	4,057,140	$0.53
Granted	255,000	$0.88
Forfeited and expired	(9,600)	$0.33
Exercised	—	—

Outstanding at September 30, 2006	4,302,540	$0.55	7.17	$1,402

Exercisable at September 30, 2006	1,950,904	$0.38	6.02	$980

Vested or expected to vest at September 30, 2006	4,302,540	$0.55	7.17	$1,402

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
2. Stock-Based Compensation (Continued)

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2005	3,442,000	$0.45
Granted	1,038,500	$0.85
Forfeited and expired	(147,960)	$0.31
Exercised	(30,000)	$0.25

Outstanding at September 30, 2006	4,302,540	$0.55

During the three and nine months ended September 30, 2006, under all plans, the total intrinsic value of Picor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0 and $19,000, respectively, and the total amount of cash received from exercise of these options was $0 and $7,000, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended September 30, 2006 was approximately $5,000 and $84,000, respectively.
As of September 30, 2006, there was $561,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 1.79 years for all Picor awards.

FORM 10-Q PART I ITEM 1 PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
3. Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator:
Net income	$2,462	$1,708	$8,412	$1,836

Denominator:
Denominator for basic income per share-weighted average shares	41,703	41,912	41,932	41,896

Effect of dilutive securities:
Employee stock options	68	181	280	153

Denominator for diluted income per share - adjusted weighted - average shares and assumed conversions	41,771	42,093	42,212	42,049

Basic income per share	$0.06	$0.04	$0.20	$0.04

Diluted income per share	$0.06	$0.04	$0.20	$0.04

Options to purchase 1,467,531 and 1,364,518 shares of Common Stock were outstanding for the three months ended September 30, 2006 and 2005, and options to purchase 611,095 and 1,364,518 shares of Common Stock were outstanding for the nine months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
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

FORM 10-Q PART I ITEM 1 PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
4. Inventories (Continued)
Inventories were as follows as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$25,399	$21,519
Work-in-process	2,427	2,502
Finished goods	4,368	3,838

	32,194	27,859
Inventory reserves	(11,263)	(10,691)

Net balance	$20,931	$17,168

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
Product warranty activity for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005

Balance at the beginning of the period	$755	$1,042
Accruals for warranties for products sold in the period	144	138
Fulfillment of warranty obligations	(130)	(137)
Revisions of estimated obligations	(143)	(220)

Balance at the end of the period	$626	$823

6. Income Taxes
In 2006 and 2005, the tax provision includes estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the Federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006 and 2005, the company reduced its tax reserves by $618,000 and $770,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary.
The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial

FORM 10-Q PART I ITEM 1 PAGE 13
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
6. Income Taxes (Continued)
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
7. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$2,462	$1,708	$8,412	$1,836
Foreign currency translation gain (loss)	(40)	(12)	(14)	(81)
Unrealized gains (losses) on available for sale securities	41	9	140	(8)

Comprehensive income	$2,463	$1,705	$8,538	$1,747

8. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits relating to claim construction of

FORM 10-Q PART I ITEM 1 PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
8. Legal Proceedings (Continued)
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
In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company seeking compensatory damages and lost profits with respect to post warranty contract and tort claims for products previously purchased by it from the Company. In November 2004, the plaintiff filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company filed cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., the original manufacturer(s) of a component that Exar sold to the Company, which was included in the product subsequently sold by the Company to the plaintiff.
The Company has denied the claims made against it and believes that the plaintiff’s claim of $100 million in compensatory damages is not supported by the facts. The Company believes that the plaintiff’s own actions caused damages to the plaintiff. The Company intends to vigorously defend the claims made against it and prosecute its cross and third party claims. However, if the Company is unsuccessful in the ultimate resolution of this matter, it may have a material adverse affect on its results of operations and financial position.
On March 4, 2005, Exar filed a declaratory judgment action against Vicor in the Superior Court of the State of California, County of Santa Clara, in which Exar seeks a declaration by the Court that Exar is not obligated to reimburse or indemnify Vicor for any claims brought against Vicor for alleged damages incurred as a result of the use of Exar components in Vicor products. The Company has brought cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., for declaratory judgment. This matter has been coordinated with the above Ericsson matter in the Superior

FORM 10-Q PART I ITEM 1 PAGE 15
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
8. Legal Proceedings (Continued)
Court of the State of California, County of San Diego. The Company intends to vigorously assert its cross-claims against Exar.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a Demand For Arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Court allowed Concurrent’s motion to compel arbitration. Vicor appealed the motion to compel arbitration decision and that the appeal is pending. The arbitration panel has set the matter for discovery with a hearing date of October, 2007. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
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

FORM 10-Q PART I ITEM 1 PAGE 16
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited)
9. Impact of Recently Issued Accounting Standards (Continued)
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN48), an interpretation of FAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN48 are effective starting January 1, 2007. The Company has not yet evaluated the impact, if any, that FIN48 will have on the Company’s financial position or results of operations.
10. Dividends
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,313,000 was paid on August 7, 2006 to shareholders of record at the close of business on July 17, 2006.
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

FORM 10-Q PART I ITEM 2 PAGE 17
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and build our business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, and to successfully leverage the V•I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, including Consumer Electronics, Communications, Information Technology and Automotive, as well as those factors described in the risk factors set forth in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Reference is made in particular to the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and set forth in the Annual Report on Form 10-K under Part I, Item 1 — “Business — Second-Generation Products,” “—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A “—Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Annual Report on Form 10-K may not be exhaustive. Therefore, the information contained in that Form 10-K should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete summary of the critical accounting policies and estimates.

FORM 10-Q PART I ITEM 2 PAGE 18
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
(Continued)
Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005
Net revenues for the third quarter of 2006 were $46,932,000, an increase of $1,634,000, or 3.6%, as compared to $45,298,000 for the same period a year ago, and a decrease of $2,278,000, or 4.6%, on a sequential basis from the second quarter of 2006. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. While revenues for the quarter decreased compared to the second quarter of 2006, orders during the third quarter increased by 10.9% compared to the second quarter. The book-to-bill ratio for the third quarter of 2006 was 1.00:1 as compared to 1.03:1 for the third quarter of 2005 and 0.86:1 in the second quarter of 2006.
Gross margin for the third quarter of 2006 increased $937,000, or 4.9%, to $19,951,000 from $19,014,000 for the third quarter of 2005, and increased to 42.5% from 42.0% as a percentage of net revenues for the third quarter of 2005. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues and an increase in manufacturing efficiencies resulting in lower average unit costs. The gross margin in the third quarter of 2006 of 42.5% was down from 42.9% in the second quarter of 2006. This decrease was principally due to the decrease in net revenues.
Selling, general and administrative expenses were $11,225,000 for the period, an increase of $1,081,000, or 10.7%, from the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 23.9% from 22.4%. The principal components of the $1,081,000 increase were $263,000, or 6.0%, of increased compensation expense primarily due to annual compensation adjustments in May 2006, $142,000, or 34.3%, of increased advertising, $142,000, or 14.1%, in increased commissions due to higher revenues, $113,000, in increased employee recruitment and relocation fees, $95,000, or 366.0%, of increased outside services and $93,000, or 34.2%, of increased training and consulting. The increase in compensation expense also includes $92,000 of non-cash stock-based compensation recorded under newly adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). See Note 2 to the condensed consolidated financial statements for further discussion.
Research and development expenses increased $371,000, or 4.9%, to $7,961,000, and increased as a percentage of net revenues to 17.0% from 16.8% from the same period in 2005. The principal components of the $371,000 increase were $319,000, or 7.0%, in increased compensation expense primarily due to annual compensation adjustments in May 2006 and increases in headcount, $77,000, or 22.1%, of increased costs associated with the Vicor Integration Architects (“VIAs”), and $43,000, or 10.5%, of increased facilities costs. The principal components partially offsetting the above increases were $63,000, or 67.6%, of decreased costs associated with supplies and $61,000,or 5.4%, in decreased project material costs associated with the Company’s new Factorized Power Architecture (“FPA”) products. The increase in compensation expense also includes $65,000 of non-cash stock-based compensation recorded under FAS 123(R). The Company has a long-term commitment to investing in new product design and development in order to maintain and improve its competitive position.

FORM 10-Q PART I ITEM 2 PAGE 19
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(decrease)

Interest income	$1,483	$809	$674
Minority interest in net income of subsidiaries	(113)	(338)	225
Foreign currency losses	(94)	(91)	(3)
Other	42	(119)	161

	$1,318	$261	$1,057

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments.
Income before income taxes was $2,083,000 for the third quarter of 2006 compared to $1,541,000 for the same period in 2005.
In 2006 and 2005, the tax provision includes estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the Federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006 and 2005, the company reduced its tax reserves by $618,000 and $770,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary, resulting in a net tax benefit in each period.
Basic and diluted income per share was $0.06 for the third quarter of 2006 compared to $0.04 for the third quarter of 2005.

FORM 10-Q PART I ITEM 2 PAGE 20
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
(Continued)
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Net revenues for the first nine months of 2006 were $144,014,000, an increase of $10,957,000, or 8.2%, as compared to $133,057,000 for the same period a year ago. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. Orders during the period increased by 7.7% compared with the last nine months of 2005. The book-to-bill ratio for the first nine months of 2006 was 1.00:1 as compared to 1.04:1 for the same period a year ago, and 0.99:1 for the last nine months of 2005.
Gross margin for the first nine months of 2006 increased $10,524,000, or 20.4%, to $62,162,000 from $51,638,000, and increased to 43.2% from 38.8% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues, an increase in manufacturing efficiencies resulting in lower average unit costs and a significant increase in inventory reserves in the second quarter of 2005. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative and the conversion of second-generation products to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 was related to raw material inventory in support of pilot production of V•I Chips.
Selling, general and administrative expenses were $33,796,000 for the period, an increase of $3,411,000, or 11.2%, over the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 23.5% from 22.8%. The principal components of the $3,411,000 increase were $838,000, or 6.3%, of increased compensation expense primarily due to annual compensation adjustments in May 2006, $643,000, or 90.8%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. (see Part II — Item 1 — Legal Proceedings), $625,000, or 22.2%, in increased commissions due to the increase in net revenues, $333,000, or 15.1%, of increased costs associated with the VIAs, $257,000, or 17.9%, of increased costs associated with depreciation and amortization, and $222,000, or 507.3%, of increased costs associated with employee recruitment. The increase in compensation expense also includes $271,000 of non-cash stock-based compensation recorded under FAS 123R. See Note 2 to the condensed consolidated financial statements for further discussion.
Research and development expenses increased $1,465,000, or 6.6%, to $23,531,000 and decreased as a percentage of net revenues to 16.3% from 16.6%. The principal components of the $1,465,000 increase were $1,367,000, or 10.3%, in increased compensation expense primarily due to annual compensation adjustments in May 2006 and increases in headcount, $204,000, or 19.6%, of increased costs associated with the VIAs, and $131,000, or 11.0%, of increased facilities costs. The principal components partially offsetting the above increases were $464,000, or 14.8%, in decreased project material costs and $169,000, or 56.7%, in decreased supplies costs. The savings are attributed to decreased project material costs associated with the Company’s new FPA products. The increase in compensation expense also includes $187,000 of non-cash stock-based compensation recorded under FAS 123(R).

FORM 10-Q
PART I
ITEM 2
PAGE 21
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
(Continued)
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
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(decrease)

Interest income	$3,965	$2,150	$1,815
Minority interest in net income of subsidiaries	(416)	(659)	243
Foreign currency gains (losses)	117	(525)	642
Other	121	(28)	149

	$3,787	$938	$2,849

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. The foreign currency gain is due to favorable exchange rates in 2006 for the year as compared to 2005.
Income before income taxes was $8,622,000 for the first nine months of 2006 compared to $2,375,000 for the same period in 2005.
In 2006 and 2005, the tax provision includes estimated income taxes for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, the Federal alternative minimum tax, and estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006 and 2005, the company reduced its tax reserves by $618,000 and $770,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary.
Basic and diluted income per share was $0.20 for the first nine months of 2006, compared to $0.04 for the first nine months of 2005.

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2006
(Continued)
Liquidity and Capital Resources
At September 30, 2006 the Company had $28,376,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.5:1 at September 30, 2006 compared to 7.6:1 at December 31, 2005. Working capital increased $3,874,000, from $150,385,000 at December 31, 2005 to $154,259,000 at September 30, 2006. The primary factors affecting the working capital increase were increases in inventory of $3,763,000, accounts receivable of $2,029,000, and decreases in income taxes payable of $4,587,000. These increases were partially offset by a decrease in cash and cash equivalents of $5,648,000, and short term investments of $721,000, and an increase in other accrued expenses of $746,000 and accrued compensation and benefits of $256,000. The primary sources of cash for the nine months ended September 30, 2006 were $11,060,000 from operating activities, $5,566,000 of proceeds from the issuance of common stock upon the exercise of stock options and proceeds from net sales of short-term investments of $4,291,000. The primary uses of cash for the nine months ended September 30, 2006 were common stock dividends of $11,343,000, the acquisition of treasury stock of $10,835,000, and equipment additions of $4,242,000.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $10,835,000 for the repurchase of 825,700 shares of Common Stock during the nine months ended September 30, 2006. As of September 30, 2006, the Company had approximately $8,541,000 remaining under the plan.
On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,313,000 was paid on August 7, 2006 to shareholders of record at the close of business on July 17, 2006.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At September 30, 2006, the Company had approximately $436,000 of capital expenditure commitments, principally for manufacturing equipment.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3-4
PAGE 23
VICOR CORPORATION
September 30, 2006
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
September 30, 2006
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

FORM 10-Q
PART II
ITEMS 1-2
PAGE 25
VICOR CORPORATION
Part II — Other Information
September 30, 2006
Item 1 — Legal Proceedings
In May 2004, Ericsson Wireless Communications, Inc. v. Vicor Corporation was filed in Superior Court of the State of California, County of San Diego. The plaintiff has brought an action against the Company seeking compensatory damages and lost profits with respect to post warranty contract and tort claims for products previously purchased by it from the Company. In November 2004, the plaintiff filed a First Amended Complaint adding claims against Exar Corporation, a former vendor of the Company. The Company filed cross-claims against Exar, and third-party claims against Rohm Device USA, LLC and Rohm Co., Ltd., the original manufacturer(s) of a component that Exar sold to the Company, which was included in the product subsequently sold by the Company to the plaintiff.
The Company has denied the claims made against it and believes that the plaintiff’s claim of $100 million in compensatory damages is not supported by the facts. The Company believes that the plaintiff’s own actions caused damages to the plaintiff. The Company intends to vigorously defend the claims made against it and prosecute its cross and third party claims. However, if the Company is unsuccessful in the ultimate resolution of this matter, it may have a material adverse affect on its results of operations and financial position.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs

July 1 — 31, 2006	102,300	$11.21	102,300	$13,345,000
August 1 — 31, 2006	435,700	$11.03	435,700	$8,541,000
September 1 — 30, 2006	—	—	—	$8,541,000

Total	538,000	$11.06	538,000	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

FORM 10-Q
PART II
ITEM 3-5
PAGE 26
VICOR CORPORATION
Part II — Other Information
September 30, 2006
Item 3 — Defaults Upon Senior Securities
          Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5 — Other Information
     On October 21, 2006, the Board of Directors of the Company adopted the Amended and Restated By-Laws of Vicor Corporation, which will go into effect on November 15, 2006.
     The revised version of the by-laws include a change to the procedures by which security holders may recommend nominees to our board of directors. The revised by-laws now require a stockholder to give notice in advance of the stockholder meeting to the secretary before such stockholder may nominate a person for election to the Board of Directors. In addition, the revised by-laws now describe the procedures by which stockholders can propose business to be considered by the stockholders. The revised version states that the presiding officer of any stockholder meetings shall be the chairman of the board or, if not elected or in his or her absence, the president or the treasurer. The presiding officer has the power to, among other things, adjourn the meeting and determine the order of business and all matters of procedure, subject to the Board of Director’s right to adopt rules and regulations for the conduct of the meeting as it deems appropriate. The revised by-laws also include a new provision detailing the process for appointing an inspector of elections to act at the stockholder meeting and make a written report thereof. They also permit the Company to make stockholder lists available electronically.
     The revised version of the by-laws now permit notice of meetings to be given to stockholders or directors by electronic transmission, as well as permit stockholders or directors to waive notice electronically, and permit the Company to send only one such notice to stockholders who share an address, if consented to by the stockholders at that address. The revised by-laws would also now permit the Board of Directors to act by unanimous electronic written consent.
     The revised by-laws clarify that if there are two or fewer directors, any action taken by the Board of Directors must be unanimous. They also permit the Board of Directors to issue uncertificated shares and fractional shares.
     The revised by-laws have more defined terms relating to indemnification of directors and officers and more detail than the previous by-laws relating to such matters.
     The foregoing is merely a summary of the material amendments to the by-laws and is qualified in its entirety by the Amended and Restated By-Laws of Vicor Corporation attached hereto as Exhibit 3.1 and incorporated herein by reference in its entirety.

FORM 10-Q
PART II
ITEM 6
PAGE 27
VICOR CORPORATION
Part II — Other Information
September 30, 2006
Item 6 — Exhibits

Exhibit Number	Description

3.1	Company By-Laws as amended on October 21, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 10-Q
PART II
PAGE 28
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: November 8, 2006	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer)