Form 10-K
period 2006-12-31
VICOR CORP
filed 2007-03-15
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(978) 470-2900

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $.01 par Value	The NASDAQ Stock Market, LLC

(Title of Class)	(Name of Each Exchange on Which Registered	)

Securities registered pursuant to Section 12 (g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $335,109,775 as of June 30, 2006.

On February 28, 2007, there were 29,710,187 shares of Common Stock outstanding and 11,854,952 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2007 annual meeting of stockholders are incorporated by reference into Part III.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, and to successfully leverage the V•I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, as well as those factors described in the risk factors set forth in this Annual Report on Form 10-K under Part I, Item I — “Business,” “— Competition,” “— Patents,” and “— Licensing,” and “— Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, and 8-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 1 —	BUSINESS

The Company

Vicor Corporation was incorporated in Delaware in 1981. Unless the context indicates otherwise, the term “Company” or “Vicor” mean Vicor Corporation and its consolidated subsidiaries. The Company designs, develops, manufactures and markets modular power components and complete power systems, many of which use an innovative, high frequency electronic power conversion technology called “zero current and zero voltage switching.” In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture (“DPA”). The Company’s principal product lines are covered by one or more United States and foreign patents. Power systems, a central element in any electronic system, convert power from a primary power source (e.g., a wall outlet or battery source) into the stable DC voltages that are required by most contemporary electronic circuits.

In 1986, the Company formed Westcor Corporation (“Westcor”). During 1990, Westcor was merged into the Company and became a division. Westcor manufactures configurable products at its location in Sunnyvale, California. In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (“VIAs”), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2006 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan

Company, Ltd. (“VJCL”). VJCL markets and sells the Company’s products and provides customer support in Japan. In 2001, the Company established Picor Corporation (“Picor”), a subsidiary which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications. The Company’s Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company’s financial statements.

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

Modular Power Converters

The Company currently offers seven families of component-level DC-DC power converters: the VI-200, VI-J00, MI-200, MI-J00, Maxi, Mini and Micro families. Designed to be mounted directly on a printed circuit board assembly and soldered in place using contemporary manufacturing processes, each family comprises a comprehensive set of products which are offered in a wide range of input voltage, output voltage and power ratings. This allows end users to select products appropriate to their individual applications. The product families differ in maximum power ratings, performance characteristics, package size and, in certain cases, in target market.

Since 1998, the Company has introduced four input series of its high power density, component-level DC-DC converters in three standard packages: the full size (Maxi), the half size (Mini) and the quarter size (Micro), along with military-commercial-off-the-shelf (“MIL-COTS”) products. In 1998, the 48 Volt input series was introduced, which was designed for the telecommunications market as well as for distributed power systems. Output power levels from 50 to 500 Watts are covered by these products. In 1999, this was followed by two additional series: a 300 Volt input for off-line (rectified 115 or 230 Volt ac) and distributed power applications, and a 375 Volt input specifically designed for use in power factor corrected systems. This latter series increased the power available to 600 Watts. In 2001, a 24 Volt input series was added to the standard product line to address additional telecommunications, industrial and defense market opportunities. The Company has undergone a process of converting these products to the new FasTrak platform that was completed in the first quarter of 2006. The conversion to FasTrak has resulted in lower unit costs, improved manufacturing yields, improved field reliability and improved gross margins.

The Vicor Design Assistance Computer (“VDAC”), a core component of the Vicor PowerBench tool suite, was introduced for general use in 2000 and is a proprietary system, which enables Vicor’s customers to specify on-line, and verify in real time, the performance and attributes of its Maxi, Mini, Micro and MIL-COTS DC-DC converters. Using patented technology, VDAC enables the design of DC-DC converters with any output voltage between 2 and 48 Volts and with any input voltage from 18 to 425 Volts, with an input voltage range of up to 2.1:1, available in all of the Vicor established brick standards, full-, half- and quarter-size. Output power is selectable over a continuous range of 20 to 500 Watts per module and modules can be configured in fault-tolerant arrays capable of delivering several kilowatts.

Configurable Products

Utilizing its standard converters as core elements, the Company has developed several product families, which provide complete power solutions configured to a customer’s specific needs. These products exploit the benefits of the component-level approach to offer higher performance, higher power densities, lower costs, greater flexibility and faster delivery than traditional competitive offerings.

Most process control, information technology (“IT”) and industrial electronic products operate directly off of AC lines. “Off-line” power systems require “front end” circuitry to convert AC line voltage into DC voltage for the core converters. The Company’s off-line AC-DC products incorporate a set of modular front-end subassemblies to offer a complete power solution from AC line input to highly regulated DC output. The product selection includes a low-profile modular design in various sizes and power levels, and a choice of alternatives to conventional “box switchers,” — high power, off-line bulk supplies in industry-standard packages. Voltage and power levels can be either factory or field configurable.

Many telecommunications, defense and transportation electronic products are powered from central DC sources (battery plants or generators). The Company’s DC-DC power system choices include a low-profile modular design similar to the corresponding AC-DC system and a rugged, compact assembly for chassis-mounted, bulk power applications.

In February 2001, the Company introduced the VIPAC family of power systems, a class of user defined, modular power solutions. VIPAC is a type of integrated power system leveraging the latest advances in Maxi, Mini, and Micro DC-DC converter technology and modular front ends. VIPAC combines application specific front end units, a choice of chassis styles and, in AC input versions, remotely located hold-up capacitors to provide fast, flexible and highly reliable power solutions for a wide range of demanding applications.

The web-based Vicor Computer Aided Design tool, also a component of Vicor PowerBench, can be utilized by the customer to specify and verify, in real time, that customer’s desired VIPAC configuration. The Vicor PowerBench system enables the design of a custom configured VIPAC product from all available combinations of inputs, outputs, chassis and optional features.

Factorized Power Architecture

In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional Distributed Power Architecture (“DPA”). Factorized Power maximizes the competitiveness of a power system with a high degree of systems flexibility, power density, conversion efficiency, transient responsiveness, noise performance and reliability. FPA is enabled by power conversion components called V•I Chips or “VICs”. V•I Chips deliver up to 300 Watts of power in a surface-mount (“SMD”) J-lead package occupying less than 0.25 cubic-inch of space, with power densities up to 1,200 Watts per cubic-inch, which represents a seven to eight times improvement over the Company’s Maxi, Mini and Micro products.

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

In 2005, the Company completed the matrix of 48 Volt V•I Chips: the 36-75 Volt input Pre-Regulator Module (“PRM”), which can operate from the wide DC input voltages normally encountered in telecommunications systems and the complete line of VTMs compatible with this PRM. With these devices, 48 Volt FPA systems can be implemented with regulated and isolated outputs between 0.8-55 Volt DC. In addition, several V•I Chip specialty products were designed for and delivered to specific customers for them to evaluate for use in potential applications where V•I Chips can enable significant market advantages. Prototypes of the first PRM for the military/defense COTS market were also delivered.

Accessory Power System Components

Accessory power system components, used with the Company’s component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. In general, accessory products are used to condition the inputs and outputs of the Company’s modular power components.

VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This front end product is packaged in the same “Micro” package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages. In addition, two accessory products for the 48 Volt input Maxi, Mini, and Micro family were introduced in 1999: the FiltMod for input filtering and the IAM48 for transient and spike protection. In 2000, the FARM and FIAM were introduced. The FARM combines autoranging AC input capablility with filtering to simplify the design of AC-DC systems. The FIAM combines filtering and transient suppression for 48 volt input applications. In 2005, the High-Boost HAM was introduced. This product can be combined with standard Maxi, Mini and Micro DC-DC converters, greatly improving power density and cost effectiveness in AC-DC designs.

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

European Union Restriction of Hazardous Substances (“RoHS”)

The Company achieved compliance with the European Union’s (“EU”) directive on the use of certain hazardous substances in electrical and electronic equipment, referred to as RoHS or as the “lead free directive” ahead of the designated July 1, 2006 deadline.

China Restriction of Hazardous Substances (“China RoHS”)

The Company achieved compliance with the restrictions on the use of certain hazardous substances in electrical and electronic equipment in China, referred to as “China RoHS.”, ahead of the designated March 1, 2007 deadline. Compliance with Phase 2 will involve working with certain suppliers and customers and may potentially require the redesign of certain products and the modification of certain manufacturing processes. (See Part 1, Item I — “Risk Factors”).

Sales and Marketing

The Company sells its products through a network of 30 independent sales representative organizations in North and South America and internationally, through 37 independent distributors. Sales activities are managed by a staff of Area Directors and Regional and National Account Sales Managers and sales personnel based at the Company’s world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, a VIA location in Oceanside, California, in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and in its subsidiary in Tokyo, Japan.

Export sales, as a percentage of total net revenues, were approximately 37%, 42% and 41%, in 2006, 2005 and 2004, respectively.

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
Marine Products
Commercial Avionics

For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of net revenues.

Backlog

As of December 31, 2006, the Company had a backlog of approximately $36.4 million compared to $38.6 million at December 31, 2005. Backlog is comprised of orders for products, which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company’s research and development efforts are focused in four areas: continued enhancement of the Company’s patented technology; expansion of the Company’s families of component level DC-DC converter products; development of the new FPA products and power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $31.4 million, $29.5 million and $26.2 million in research and development in 2006, 2005 and 2004, respectively. Investment in research and development represented 16.3%, 16.4% and 15.3% of net revenues in 2006, 2005 and 2004, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.

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

Competition

The power conversion industry is highly competitive. Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of TDK Corporation; Tyco Electronics Power Systems Business Unit, a subsidiary of Tyco International, Ltd.; Artesyn Technologies and Astec Power, subsidiaries of Emerson Electric Co., Power-One, Inc., and C&D Technologies, Inc., Power Electronics Division. Although certain of the Company’s competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. The Company bases its competitive strategy on technical innovation, product performance, service and technical support, and in offering a broad product line. The principal methods of competition in the markets in which the Company’s products compete are price, performance and the level of service and technical support offered.

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

On February 16, 1999, the United States Patent and Trademark Office issued U.S. patent RE36,098 (the “Reissue Patent”) as a reissue of U.S. Patent 4,441,146 (the “Reset Patent”). The Reissue Patent includes original claims 1 through 5 of the Reset Patent plus 38 additional new claims. The claims in the Reissue Patent cover non-coincident active clamp technology in a broadly defined class of single-ended forward converters and enable design of power converters that are smaller and more energy efficient than conventional power supplies. The claims cover, but are not limited to, so-called “zero-voltage switching” technology. The Company believes that its rights under the Reset Patent and the Reissue Patent have been infringed. (see Part I, Item 3 — “Legal Proceedings”).

The Company has been issued 100 patents in the United States (which expire between 2007 and 2025), 6 in Europe (which expire between 2007 and 2017), and 5 in Japan (which expire between 2007 and 2022). The Company also has a number of patent applications pending in the United States, Europe and the Far East. The Company intends to vigorously protect its rights under its patents. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company’s patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”). While some of the Company’s patents are deemed materially important to the Company’s operations, the Company believes that no one patent is essential to the success of the Company.

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

On October 20, 2003, the Company announced that it entered into a non-exclusive license with Celestica Corporation to manufacture and sell the V•I Chip Product Family. V•I Chips are the building blocks of the new FPA products that Vicor announced in April 2003. In September 2004, the Company was notified that Celestica’s Power Systems division had been acquired by C&D Technologies, Inc. and that the license was being assigned to C&D. The Company has chosen not to renew the license with C&D which expired on October 20, 2006.

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

Employees

As of December 31, 2006, the Company employed approximately 1,030 full time and 41 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item I — “Risk Factors”).

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

Our future operating results may be materially affected by a number of factors, including the level of orders and demand from customers, the timing of new product announcements or introductions by us or our competitors, the ability to achieve and/or maintain yield improvements and cost reductions particularly with Maxi, Mini, Micro and FPA products, achieving increased sales of FPA products, changes in the product mix, and changes in economic conditions in the United States and international markets. As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis.

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

We manufacture modular power components and power systems that are incorporated into our customers’ electronic products. Our growth is therefore dependent on the growth in the sales of our customers’ products as well as the development by our customers of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs, our results of operations and financial position could be negatively impacted.

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

We may not be able to procure necessary key components for our products, or we may purchase too much inventory or the wrong inventory.

The power supply industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth, key components required to build our products may become unavailable in the timeframe required for us to meet our customers’ demands. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory or the wrong inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

Our revenues may not increase enough to offset the expense of additional capacity.

We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for FPA products and the FasTrak platform. If overall revenue levels do not increase enough to offset the increased fixed costs, or significant revenues do not materialize for the FPA products or if there is deterioration in our business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time resulting in a material adverse effect on our financial position and results of operations.

We rely on third-party suppliers and subcontractors for components and assemblies and, therefore, cannot control their availability or quality.

We depend on third party suppliers and subcontractors to provide components and assemblies used in our products, some of which are sole-sourced. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to grow, we may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

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

We may face legal claims and litigation that could be costly to resolve.

We may in the future encounter legal action from customers, vendors or others concerning product warranty or other claims. We have ongoing litigation with several customers and vendors over product warranty matters, which are fully described in Part I, Item 3 — “Legal Proceedings”. Such litigation is costly and diverts the attention of key personnel. An adverse outcome in these current or future matters could have a material adverse impact on the results of our operations and financial condition. In fact, on February 22, 2007, the Company announced that it has reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

Compliance with the China RoHS may not proceed as planned.

The Company achieved compliance with the restrictions on the use of certain hazardous substances in electrical and electronic equipment in China, referred to as “China RoHS”, ahead of the designated March 1, 2007 deadline. Compliance with Phase 2 will involve working with certain suppliers and customers and may potentially require the redesign of certain products and the modification of certain manufacturing processes. As a result, the following situations could negatively impact our results of operations:

•	Customers’ transition to China RoHS compliant products may be unpredictable, and forecasting inaccuracy may negatively impact the availability of raw materials.

•	The Phase 2 deadline, for which a formal date has not been established, may be set prior to supplier and product compliance changes being made, which could interrupt product shipments targeted for export and use in China.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

The Company received written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2006 to which the Company filed responses. There are no unresolved comments from the Securities and Exchange Commission as of December 31, 2006.

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

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, are pursuing Reset Patent infringement claims directly against Artesyn Technologies, Lucent Technologies and Tyco Electronics Power Systems, Inc. in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In January 2003, the District Court issued a pre-trial decision in each of these patent infringement lawsuits relating to claim construction of the Reset Patent. The District Court’s decisions rejected assertions that the Reset Patent claims are invalid for indefiniteness; and affirmed Vicor’s interpretation of several terms used in the Reset Patent claims. However, the District Court adopted interpretations of certain terms of the Reset Patent claims that are contrary to Vicor’s position. On May 24, 2004, the United States Court of Appeals for the Federal Circuit affirmed the decisions issued in January 2003 by the District Court. Vicor believes that the District Court’s decisions, and the affirmation of these decisions by the Federal Circuit, strengthens its position regarding validity of the patent, but reduces the cumulative amount of infringing power supplies and the corresponding amount of potential damages. The Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by Lucent and Tyco, and Artesyn. In June 2006, Artesyn and Lucent and Tyco

filed motions to dismiss VLT’s remanded cases against them. On January 3, 2007, the Court denied Artesyn’s motion and set a trial date for March 12, 2007, but granted the Lucent and Tyco motion in part, dismissing VLT’s case. On January 9, 2007, in response to the Court’s order of dismissal, VLT filed a new action against Lucent and Tyco alleging infringement of VLT’s 36,098 patent. In addition, on January 22, 2007, VLT filed a motion requesting the Court to withdraw its order of dismissal in the Lucent and Tyco case. In response to the Company and Artesyn informing the Court that a tentative settlement has been reached between them, the Court has subsequently dismissed the Artesyn case, allowing either party to reopen the action within 60 days if the tentative settlement is not consummated. The District Court has not yet set a date for the remaining trial. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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

On February 22, 2007, the Company announced that it has reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January in connection with a settlement between Ericsson and co-defendants Exar Corporation and Rohm Device USA, LLC, two of the Company’s component suppliers prior to 2002. The Company strongly disagrees with the ruling, which it is appealing. Although a successful appeal would enable the Company to seek recoveries from Exar and Rohm, there is no assurance that it will be successful in the appeal. In light of this ruling and after taking into consideration the possibility of further recoveries from the insurance carriers, the Company decided to settle the Ericsson case at this time. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a Demand For Arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Massachusetts Court allowed Concurrent’s motion to compel arbitration. Vicor appealed the motion to compel arbitration decision, but on February 20, 2007, that motion was denied. The arbitration panel has set the matter for discovery with a hearing date of October, 2007. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2005	High	Low

First Quarter	$14.30	$10.16
Second Quarter	14.59	9.77
Third Quarter	16.14	12.75
Fourth Quarter	17.31	14.21

2006	High	Low

First Quarter	$20.50	$15.09
Second Quarter	23.38	14.80
Third Quarter	16.70	9.54
Fourth Quarter	13.29	10.79

As of February 28, 2007, there were approximately 299 holders of record of the Company’s Common Stock and approximately 19 holders of record of the Company’s Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

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

On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006.

On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,313,000 was paid on August 7, 2006 to shareholders of record at the close of business on July 17, 2006.

On February 16, 2007 the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,235,000 is payable on March 27, 2007 to shareholders of record at the close of business on March 9, 2007. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as Part	that May Yet be
	of Shares		of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 - 31, 2006	—	$—	—	$8,541,000
November 1 - 30, 2006	—	—	—	8,541,000
December 1 - 31, 2006	—	—	—	8,541,000

Total	—	—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of the Corporation’s Common Stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and an index of peer group companies selected by the Corporation (the “Peer Group”). The Peer Group consists of the following ten (10) publicly-traded companies in the specialty electronic component industry: Analog Devices Incorporated; Intel Corporation; Linear Technology Corporation; LSI Logic Corporation; Xilinx Incorporated; Maxim Integrated Products, Inc.; Semtech Corporation; Intersil Corporation; RF Micro Devices, Inc. and Altera Corporation.

The graph assumes an investment of $100 on December 31, 2001 in each of the Corporation’s Common Stock, the S&P 500 Index and the Peer Group, and assumes reinvestment of all dividends. The peer group indices used in the graph are market capitalization-weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and Peer Group Companies

	2001	2002	2003	2004	2005	2006
Vicor Corporation	$100.00	$50.93	$70.44	$80.94	$97.61	$69.49
S&P 500 Index	$100.00	$77.89	$100.23	$111.13	$116.57	$134.98
Peer Group Companies	$100.00	$51.12	$100.26	$76.19	$79.17	$67.98

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2006, 2005 and 2004 and with respect to the Company’s balance sheets as of December 31, 2006 and 2005 are derived from the Company’s consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2003 and 2002 and with respect to the Company’s balance sheets as of December 31, 2004, 2003 and 2002 are derived from the Company’s audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2006	2005	2004	2003	2002
	(In thousands except per share data)

Net revenues	$192,047	$179,351	$171,580	$151,421	$152,591
Income (loss) from operations	(33,182)	3,380	(4,035)	(25,703)	(24,502)
Net income (loss)	(29,738)	3,916	(3,723)	(19,535)	(15,942)
Net income (loss) per share — basic	(.71)	.09	(.09)	(.47)	(.38)
Net income (loss) per share — diluted	(.71)	.09	(.09)	(.47)	(.38)
Weighted average shares — basic	41,839	41,923	42,022	41,896	42,337
Weighted average shares — diluted	41,839	42,089	42,022	41,896	42,337
Cash dividends per share	$.27	$.12	$.08	$—	$—

	At December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
	(In thousands)

Working capital	$120,890	$150,385	$148,419	$141,547	$153,167
Total assets	248,107	245,755	244,882	251,464	278,445
Long-term debt	—	—	—	—	—
Total liabilities	76,761	28,965	24,259	24,806	30,412
Stockholders’ equity	171,346	216,790	220,623	226,658	248,033

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells it products primarily to the telecommunications, electronic data processing, industrial control and military electronics markets, through a network of 30 independent sales representative organizations in North and South America and, internationally, through 37 independent distributors. Export sales as a percentage of total revenues were approximately 37%, 42% and 41% in 2006, 2005 and 2004, respectively. The Company operates in one industry segment.

For the year ended December 31, 2006 revenues increased to $192,047,000 from $179,351,000 in 2005. The Company had a loss before taxes of $29,090,000 in 2006 as compared to income before taxes of $4,880,000 in 2005. The Company reported net loss in 2006 of $29,738,000 as compared net income of $3,916,000 in 2005, and a diluted loss per share of $.71 in 2006 as compared with diluted income per share of $.09 in 2005. The net loss in 2006 was primarily due to a loss from a litigation-related settlement described below.

The book to bill ratio for the third and fourth quarters of 2006 was 1.00:1 and 0.94:1, respectively. The book to bill ratio for the year ended December 31, 2006 was 0.99:1 compared with 1.01:1 in 2005. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company does not believe that this quarterly and annual change in the book to bill ratio is indicative of a trend at this time. The Company ended 2006 with approximately $36.4 million in backlog compared to $38.6 million at the end of 2005.

The gross margin for 2006 improved to 42.6% compared with 39.8% in 2005. The gross margins improved throughout the year due to higher levels of shipments, increased productivity due to manufacturing efficiencies resulting in lower average unit costs and a decrease in inventory reserve expense.

In 2006, depreciation and amortization was $14.2 million, a decrease of approximately $2.9 million from 2005, and capital additions were $5.6 million, a decrease of approximately $3.4 million from 2005. Due to assets which either are now or will be fully depreciated in 2007, the Company expects depreciation and amortization to be less in 2007 than 2006.

Inventories increased by approximately $4.8 million or 28.2% to $22.0 million as compared with $17.2 million at the end of 2005, primarily to meet the increased demand.

On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

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

	Year Ended December 31,
	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Gross margin	42.6%	39.8%	36.9%
Selling, general and administrative expenses	24.2%	22.8%	24.0%
Research and development expenses	16.3%	16.4%	15.3%
Income (loss) before income taxes	(15.1)%	2.7%	(1.4)%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Inventories

The Company employs a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory, based upon its known backlog and historical usage, and assumptions about future demand and market conditions. For the Company’s brick products produced at the Andover location, its principal manufacturing location, the model used is based upon a comparison of on-hand quantities to projected demand, such that amounts on hand in excess of three-year projected usage are fully reserved for inventories of those products. Since VI-Chip products are at a relatively early stage, a one-year projected usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

Other Investments

The accounting for other investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No. 46 — Revised (FIN 46R) “Consolidation of Variable Interest Entities”. The Company has accounted for the investment in Great Wall Semiconductor Corporation, (“GWS”) under APB 18 as a cost method investment as management believes it does not have significant influence over GWS.

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on this investment are included in other income (expense), net in our consolidated statements of operations. In the fourth quarter of 2006, the investment was adjusted for a decline in value judged to be other than temporary of $1,000,000. Deterioration or changes in GWS’ business in the future could lead to such impairment adjustments in future periods.

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

Stock-Based Compensation

The adoption of FAS 123(R) in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options and related awards be recognized in the statement of income, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of this model requires us to make estimates for the following assumptions: expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rate. Changes in any of these assumptions may have an impact on the amount of stock — based compensation recorded.

Product Warranties

The Company generally warrants its products for a period of two years. Vicor maintains allowances for estimated product returns under warranty based upon a review of known or potential product failures in the field and upon historical patterns of product returns. If unforeseen product issues arise or product returns increase above expected rates, additional allowances may be required.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2006. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires the Company to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.

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

Contingencies

From time to time, we receive notices for product failure claims or that our products or manufacturing processes may be infringing the patent or intellectual property rights of others or for other matters. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with

Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5). In making this assessment, we may, depending on the nature of the matter, consult with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss in accordance with FAS 5. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net revenues for fiscal 2006 were $192,047,000, an increase of $12,696,000, or 7.1%, as compared to $179,351,000 for the same period a year ago. The increase in net revenues from the prior year resulted from an increase in shipments of standard and custom products. Orders for fiscal year 2006 increased by 4.6% compared with 2005. Subject to continuing demand and productivity improvements, the Company expects modest growth in revenues and further improvements in gross margins in 2007. The book-to-bill ratio for 2006 was 0.99:1 as compared to 1.01:1 for 2005.

Gross margin for fiscal 2006 increased $10,429,000, or 14.6%, to $81,836,000 from $71,407,000 in 2005 and increased as a percentage of net revenues from 39.8% to 42.6%. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues, an increase in manufacturing efficiencies resulting in lower average unit costs and significant inventory reserves recorded in 2005. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union RoHS initiative and the conversion of Maxi, Mini, Micro and MIL-COTS product families to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 was related to raw material inventory in support of pilot production of V•I Chips.

Selling, general and administrative expenses were $46,437,000 for 2006, an increase of $5,626,000, or 13.8%, over the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 24.2% from 22.8%. The principal components of the $5,626,000 increase were $1,550,000, or 8.7%, of increased compensation primarily due to annual compensation adjustments in May 2006 and increases in headcount, $982,000 or 88.0% of increased legal fees due to litigation with Ericsson Wireless Communications, Inc. (See Part I, Item 3 — “Legal Proceedings”), $725,000, or 39.2%, of increased depreciation and amortization expense principally due to the accelerated amortization for and the write-off of certain patent costs, $698,000, or 17.8%, increase in commissions due to the increase in net revenues, $323,000, or 306.1%, increase in employment advertising, recruiting and relocation expense, $256,000, or 12.2%, in increased advertising expense, and a $216,000, or 177.3%, increase in outside services expense. The increase in compensation expense also includes $385,000 of non-cash stock-based compensation recorded under FAS 123(R). See Note 3 to the consolidated financial statements for further discussion.

Research and development expenses increased $1,915,000, or 6.5%, to $31,381,000 in 2006 from $29,466,000 in 2005 but decreased as a percentage of net revenues to 16.3% from 16.4%. The principal components of the $1,915,000 increase were $1,676,000, or 9.4%, of increased compensation expense primarily due to annual compensation adjustments in May 2006 and increases in headcount, $224,000, or 15.5%, of increased expenses related to the Vicor Integration Architects (“VIAs”), $162,000, or 10.1%, of increased facilities costs and $152,000, or 110.9%, in increased industrial gas costs. These items were partially offset by a decrease in production materials of $542,000, or 13.5%. The increase in compensation expense also includes $281,000 of non-cash stock-based compensation recorded under FAS 123(R). See Note 3 to the consolidated financial statements for further discussion.

On February 22, 2007, the Company announced that it has reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

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

The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2006	2005	(Decrease)

Interest income	$5,389	$3,124	$2,265
Other than temporary decline in investment	(1,000)	—	(1,000)
Minority interest in net income of subsidiaries	(562)	(807)	245
Foreign currency gains (losses)	139	(771)	910
Gain (loss) on disposal of equipment	67	(41)	108
Other	59	(5)	64

	$4,092	$1,500	$2,592

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents, short-term and long-term investments. The increase in foreign currency gains is due to the favorable exchange rates in 2006 as compared to 2005. In the fourth quarter of 2006, the investment in Great Wall Semiconductor Corporation was adjusted for a decline in value judged to be other than temporary of $1,000,000.

Loss before income taxes was $29,090,000 in 2006 compared to income before income taxes of $4,880,000 for 2005.

The provision for income taxes totaled $648,000 in 2006 as compared to a provision of $964,000 in 2005. The Company’s effective tax rate was 2.2% and 19.8% for 2006 and 2005, respectively. Tax provisions in 2006 and 2005 have been provided for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006 and 2005, the Company reduced its tax reserves by $468,000 and $770,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decreases in 2006 and 2005 were partially offset by increases in reserves during the year of approximately $133,000 and $412,000, respectively, for potential liabilities. The Company will continue to assess its effective tax rate and the need for valuation allowances against its deferred tax assets.

Basic and diluted loss per share was $0.71 for the year ended December 31, 2006, compared to basic and diluted income per share of $0.09 for the year ended December 31, 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Net revenues for fiscal 2005 were $179,351,000, an increase of $7,771,000, or 4.5%, as compared to $171,580,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in unit shipments of standard and custom products of approximately $8,147,000, partially offset by a decrease in license revenue of $376,000. Orders for fiscal year 2005 increased by 6.5% compared with 2004. The book-to-bill ratio for 2005 was 1.01:1 compared to 1.00:1 for 2004.

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

Selling, general and administrative expenses were $40,811,000 for 2005, a decrease of $301,000, or 0.7%, over the same period in 2004. As a percentage of net revenues, selling, general and administrative expenses decreased to 22.8% from 24.0%, primarily due to the increase in net revenues. The principal components of the $301,000 decrease were $1,068,000, or 48.9%, of decreased legal fees and $553,000, or 23.0%, of decreased depreciation expense, primarily due to certain computer hardware and software becoming fully depreciated in 2004. The overall decrease in legal expense was primarily due to litigation with Exar Corporation that was settled in July 2004 and for reimbursements of legal fees from the Company’s insurance carrier beginning in the third quarter of 2004, which reduces legal expense, in connection with the litigation with Ericsson Wireless Communications, Inc. (see Part I, Item 3 — “Legal Proceedings”). The principal components partially offsetting the above decreases were $412,000, or 143.3%, of increased provision for potential bad debts principally due to a reduction in the allowance for doubtful accounts of $300,000 in 2004 due to the Company’s favorable collection of accounts receivable in 2004, $316,000, or 32.8%, in increased audit and tax fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002, and $441,000, or 7.8%, in increased costs associated with Vicor Japan Co., Ltd. and the VIAs.

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

The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2005	2004	(Decrease)

Interest income	$3,124	$1,764	$1,360
Minority interest in net income of subsidiaries	(807)	(527)	(280)
Foreign currency (losses) gains	(771)	268	(1,039)
Other than temporary decline in investment	—	(70)	70
Loss on disposal of equipment	(41)	(47)	6
Other	(5)	244	(249)

	$1,500	$1,632	$(132)

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 the Company had $36,185,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 2.8:1 at December 31, 2006 compared to 7.6:1 at December 31, 2005. Working capital decreased $29,495,000, from $150,385,000 at December 31, 2005 to $120,890,000 at December 31, 2006. The primary factors affecting the working capital decrease were an increase in the accrual for litigation settlement related to the Ericsson matter of $50,000,000 (See Part I, Item 3 — “Legal Proceedings”) and a decrease in short term investments of $6,291,000. These decreases were partially offset by an increase in the insurance receivable for litigation of $12,800,000 (See Part I, Item 3 — “Legal Proceedings”), an increase in cash of $2,161,000, an increase in inventories of $4,833,000, an increase in accounts receivable of $2,327,000 and a decrease in other current liabilities of $3,983,000. The primary source of cash for the twelve months ended December 31, 2006 was $14,330,000 from operating activities, $10,083,000 for the net sales of short-term investments, and $5,577,000 in net proceeds from the issuance of common stock upon the exercise of stock options. The primary uses of cash for the twelve months ended December 31, 2006 were the payment of a common stock dividends of $11,343,000, the acquisition of treasury stock of $10,835,000 and the acquisition of equipment of $5,603,000.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company spent approximately $10,835,000 for the repurchase of 825,700 shares of Common Stock during the twelve months ended December 31, 2006. As of December 31, 2006, the Company had approximately $8,541,000 remaining under the plan.

On February 4, 2006, the Company’s Board of Directors approved a cash dividend of $.12 per share of the Company’s stock. The total dividend of approximately $5,030,000 was paid on March 20, 2006 to shareholders of record at the close of business on February 28, 2006. On June 23, 2006, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,313,000 was paid on August 7, 2006 to shareholders of record at the close of business on July 17, 2006. On February 16, 2007 the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The dividend of approximately $6,235,000 is payable on March 27, 2007 to shareholders of record at the close of business on March 9, 2007.

The table below summarizes the Company’s contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating lease obligations	$3,016	$1,383	$1,288	$345	$—
Purchase obligations	2,356	286	571	571	928

Total	$5,372	$1,669	$1,859	$916	$928

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. In addition, the Company anticipates making a net payment to Ericsson, Inc., of approximately $37.2 million for a litigation-related settlement (see Part I — Item 3 “Legal Proceedings”). The Company believes that cash generated from operations and the total of its cash and cash equivalents, together with other sources of liquidity, will be sufficient to fund planned operations, capital equipment purchases for the foreseeable future and the litigation settlement payment. At December 31, 2006, the Company also had approximately $1,104,000 of capital expenditure commitments, principally for manufacturing equipment.

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

As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of corporate debt securities. These debt securities are all highly-rated investments, in which a significant portion have interest rates reset at auction at regular intervals. As a result, the Company believes there is minimal market risk to these investments. Our annual interest income would change by approximately $1,000,000 in 2006 for each 100 basis point increase or decrease in interest rates.

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. Relative to foreign currency exposure against the yen existing at December 31, 2006, a 10% unfavorable movement in the dollar/yen exchange rate would increase the foreign currency loss by approximately $250,000. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. Dollar. Therefore, the Company believes that market risk is mitigated since these operations are not exposed to foreign exchange fluctuations.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vicor Corporation

We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” which requires the Company to recognize expense related to the fair-value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vicor Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2007

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,185	$34,024
Short-term investments	82,401	88,692
Accounts receivable, less allowance of $583 in 2006 and $635 in 2005	30,399	28,072
Insurance receivable for litigation	12,800	—
Inventories, net	22,001	17,168
Deferred tax assets	3,702	2,673
Other current assets	2,181	2,518

Total current assets	189,669	173,147
Long-term investments	—	3,348
Property, plant and equipment, net	51,573	59,114
Other assets	6,865	10,146

	$248,107	$245,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,273	$8,741
Accrued compensation and benefits	5,192	4,583
Accrued expenses	4,189	3,016
Accrual for litigation settlement	50,000	—
Income taxes payable	2,049	6,279
Deferred revenue	76	143

Total current liabilities	68,779	22,762
Deferred income taxes	4,389	3,172
Commitments and contingencies	—	—
Minority interests	3,593	3,031
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding in 2006 and 2005	—	—
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,854,952 shares issued and outstanding in 2006 and 2005	119	119
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 38,106,377 shares issued and 29,707,979 shares outstanding (37,670,533 shares issued and 30,097,835 shares outstanding in 2005)	382	377
Additional paid-in capital	158,021	151,698
Retained earnings	134,579	175,660
Accumulated other comprehensive income (loss)	72	(72)
Treasury stock at cost: 8,398,398 shares in 2006 (7,572,698 shares in 2005)	(121,827)	(110,992)

Total stockholders’ equity	171,346	216,790

	$248,107	$245,755

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share
	amounts)

Net revenues	$192,047	$179,351	$171,580
Cost of revenues	110,211	107,944	108,292

Gross margin	81,836	71,407	63,288
Operating expenses:
Selling, general and administrative	46,437	40,811	41,112
Research and development	31,381	29,466	26,211
Loss (gain) from litigation-related settlements, net	37,200	(2,250)	—

Total operating expenses	115,018	68,027	67,323

Income (loss) from operations	(33,182)	3,380	(4,035)
Other income (expense), net	4,092	1,500	1,632

Income (loss) before income taxes	(29,090)	4,880	(2,403)
Provision for income taxes	648	964	1,320

Net income (loss)	$(29,738)	$3,916	$(3,723)

Net income (loss) per common share:
Basic	$(.71)	$.09	$(.09)

Diluted	$(.71)	$.09	$(.09)

Shares used to compute net income (loss) per share:
Basic	41,839	41,923	42,022

Diluted	41,839	42,089	42,022

Cash dividends per share	$.27	$.12	$.08

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$(29,738)	$3,916	$(3,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,158	17,082	20,898
Loss on litigation-related settlement	37,200	—	—
Other than temporary decline in investments	1,000	—	70
Stock compensation expense	751	—	—
Minority interest in net income of subsidiaries	562	807	527
Amortization of bond premium	(167)	573	1,002
Deferred income taxes	86	(133)	—
(Gain) loss on disposal of equipment	(67)	41	47
Change in current assets and liabilities, net	(9,455)	6,985	(2,939)

Net cash provided by operating activities	14,330	29,271	15,882
Investing activities:
Purchase of short-term and long-term investments	(189,818)	(115,932)	(75,357)
Sales and maturities of short-term and long-term investments	199,901	100,746	63,619
Additions to property, plant and equipment	(5,603)	(8,944)	(5,022)
Proceeds from sale of equipment	88	—	6
Increase in other assets	(176)	(573)	(2,414)

Net cash provided by (used in) investing activities	4,392	(24,703)	(19,168)
Financing activities:
Proceeds from exercise of stock options	5,577	3,578	2,344
Common stock dividends	(11,343)	(5,025)	(3,371)
Acquisitions of treasury stock	(10,835)	(5,544)	(1,088)

Net cash used in financing activities	(16,601)	(6,991)	(2,115)
Effect of foreign exchange rates on cash	40	170	(45)

Net increase (decrease) in cash and cash equivalents	2,161	(2,253)	(5,446)
Cash and cash equivalents at beginning of year	34,024	36,277	41,723

Cash and cash equivalents at end of year	$36,185	$34,024	$36,277

Change in current assets and liabilities:
Accounts receivable	$(2,363)	$(4,941)	$(784)
Inventories, net	(4,854)	8,913	(4,095)
Other current assets	337	(279)	1,858
Accounts payable and accrued liabilities	303	3,545	31
Income taxes payable	(2,811)	(90)	(98)
Deferred revenue	(67)	(163)	149

	$(9,455)	$6,985	$(2,939)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$3,590	$1,085	$1,307

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004

					Accumulated
	Class B		Additional		Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock	Equity
	(In thousands)

Balance at December 31, 2003	$119	$371	$146,479	$183,863	$186	$(104,360)	$226,658
Sales of Common Stock		2	2,342				2,344
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(1,088)	(1,088)
Common stock dividends				(3,371)			(3,371)
Net loss for 2004				(3,723)			(3,723)
Unrealized loss on investments					(243)		(243)
Currency translation adjustments					46		46

Comprehensive loss							(3,920)

Balance at December 31, 2004	119	373	148,821	176,769	(11)	(105,448)	220,623
Sales of Common Stock		4	3,574				3,578
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(5,544)	(5,544)
Common stock dividends				(5,025)			(5,025)
Minority interest adjustment			(697)				(697)
Net income for 2005				3,916			3,916
Unrealized gain on investments					33		33
Currency translation adjustments					(94)		(94)

Comprehensive income							3,855

Balance at December 31, 2005	119	377	151,698	175,660	(72)	(110,992)	216,790
Sales of Common Stock		5	5,572				5,577
Purchase of treasury stock						(10,835)	(10,835)
Common stock dividends				(11,343)			(11,343)
Stock-based compensation expense			751				751
Net loss for 2006				(29,738)			(29,738)
Unrealized gain on investments					164		164
Currency translation adjustments					(20)		(20)

Comprehensive loss							(29,594)

Balance at December 31, 2006	$119	$382	$158,021	$134,579	$72	$(121,827)	$171,346

See accompanying notes

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures and markets modular power converters, power system components, and power systems using a patented, high frequency power conversion technology designated “zero current switching.” The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the power converters and systems are large Original Equipment Manufacturers and smaller, lower volume users which are broadly distributed across several major market areas.

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

Foreign currency translation

The financial statements of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains and losses, and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income (expense), net. Foreign currency gains (losses), included in other income (expense), net, were approximately $139,000, ($771,000), and $268,000 in 2006, 2005 and 2004, respectively.

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

nature of the securities there are no unrealized gains or losses at the balance sheet dates. As of December 31, 2006, approximately $325,000 of cash was restricted as a guarantee for certain foreign letters of credit.

Short-term and long-term investments

The Company’s short-term and long-term investments are classified as available-for-sale securities and are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company has no trading securities or held-to-maturity securities. As of December 31, 2006, approximately $720,000 of short-term investments were restricted as a guarantee for certain foreign letters of credit.

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

Other investments

The accounting for other investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No. 46 — Revised (FIN 46R) “Consolidation of Variable Interest Entities”. The Company periodically evaluates each investment to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on investments are included in other income (expense), net in our consolidated statements of operations.

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $2,473,000, $1,913,000 and $1,960,000 in advertising costs during 2006, 2005 and 2004, respectively.

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

Net income (loss) per common share

Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2006	2005	2004

Numerator:
Net income (loss)	$(29,738)	$3,916	$(3,723)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	41,839	41,923	42,022
Effect of dilutive securities:
Employee stock options	—	166	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares	41,839	42,089	42,022

Basic income (loss) per share	$(.71)	$.09	$(.09)

Diluted income (loss) per share	$(.71)	$.09	$(.09)

Options to purchase 1,643,629 and 3,035,350 shares of Common Stock in 2006 and 2004, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 1,213,679 shares of Common Stock were outstanding during 2005, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

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

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R)supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

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

Impact of recently issued accounting standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48), an interpretation of FAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective starting January 1, 2007. The Company is in the process of evaluating the impact, if any, that FIN 48 will have on its financial position or results of operations.

In September 2006, the FASB issued statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (FAS 157), which the Company must adopt for the fiscal year ending December 31, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not determined the impact, if any, that FAS 157 will have on its financial position or results of operations.

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

Prior to the adoption of FAS 123(R), the Company used the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:

Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) — Under the 2000 Plan, the Board of Directors or the Compensation Committee may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company’s 1993 Stock Option Plan (the “1993 Plan”) and the Company’s 1998 Stock Option and Incentive Plan (the “1998 Plan”). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

1998 Stock Option and Incentive Plan (the “1998 Plan”) — The 1998 Plan permitted the grant of share options to its employees and other key persons, including non-employee directors for up to 2 million shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1998 Plan.

1993 Stock Option Plan (the “1993 Plan”) — The 1993 Plan permitted the grant of share options to its employees and non-employee directors for up to 4 million shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1993 Plan.

Picor Corporation (“Picor”), a privately held majority owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — The 2001 Picor Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 10 million shares of common stock.

All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at the fair market value for Picor at the date of grant. Options vest over various periods of up to five years and may be exercised for up to ten years from the date of grant, which is

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

the maximum contractual term. The Company uses the graded attribution method to recognize expense for all stock-based awards in accordance with FAS 123(R).

As a result of adopting FAS 123(R), the Company recorded $751,000 of non-cash stock-based compensation for the year ended December 31, 2006. The stock-based compensation included $85,000 in cost of revenues, $385,000 in selling, general and administrative expense, and $281,000 in research and development expense, respectively, for the year ended December 31, 2006. The compensation expense did not have a material impact on basic or diluted net income per share.

Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

	Years Ended December 31,
	2005	2004

Net income (loss), as reported	$3,916	$(3,723)
Total stock-based employee compensation expense determined under fair-value based methods for all awards, net of related tax effects	(845)	(1,983)

Pro forma net income (loss)	$3,071	$(5,706)

Net income (loss) per share, as reported:
Basic	$.09	$(.09)
Diluted	$.09	$(.09)
Pro forma net income (loss) per share:
Basic	$.07	$(.14)
Diluted	$.07	$(.14)

The above table includes compensation expense for Picor options of $105,000 and $96,000 for the years ended December 31, 2005 and 2004, respectively. The 2005 and 2004 expense have been revised to include these Picor amounts. The fair value of Picor common stock was estimated by obtaining an independent valuation of Picor.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under both methods with the following weighted-average assumptions:

Vicor:	2006	2005	2004

Risk-free interest rate	4.7%	3.9%	3.4%
Expected dividend yield	1.50%	.38%	—
Expected volatility	.53	.59	.68
Expected lives	3.8 years	4.0 years	4.0 years

Picor:	2006	2005	2004

Risk-free interest rate	5.1%	4.4%	4.4%
Expected dividend yield	—	—	—
Expected volatility	.48	.43	.43
Expected lives	6.5 years	6.5 years	6.5 years

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

annual forfeiture rate of 5.75% to all unvested options as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Picor — Since the compensation expense for years ended December 31, 2006 and 2005 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense.

Vicor Stock Options

A summary of the activity under Vicor’s stock option plans as of December 31, 2006 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding at December 31, 2003	3,809,603	$18.28
Granted	63,880	$13.58
Forfeited and expired	(595,046)	$22.55
Exercised	(243,087)	$9.65

Outstanding at December 31, 2004	3,035,350	$18.04
Granted	78,160	$14.04
Forfeited and expired	(475,964)	$23.78
Exercised	(377,298)	$9.47

Outstanding at December 31, 2005	2,260,248	$18.14
Granted	117,860	$17.95
Forfeited and expired	(298,635)	$25.84
Exercised	(435,844)	$12.78

Outstanding at December 31, 2006	1,643,629	$18.14	2.98	$656

Exercisable at December 31, 2006	1,418,885	$18.63	2.49	$542

Vested or expected to vest at December 31, 2006(1)	1,623,717	$18.16	2.93	$651

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2005 and 2004 the Company had shares exercisable of 1,918,674 and 2,385,819, respectively, for which the weighted average exercise prices were $19.30 and $19.44, respectively.

During the years ended December 31, 2006, 2005 and 2004 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $3,051,000, $2,027,000 and $1,477,000, respectively. The total amount of cash received by the Company from exercise of options exercised in 2006 was $5,570,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2006, 2005 and 2004 was approximately $1,421,000, $3,036,000, and $5,793,000, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

As of December 31, 2006, there was $792,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.62 years for all Vicor awards. The expense will be recognized as follows: $407,000 in 2007, $216,000 in 2008, $111,000 in 2009, $50,000 in 2010, and $8,000 in 2011.

The weighted-average fair value of Vicor options granted was $6.54, $7.02 and $7.05 in 2006, 2005 and 2004, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2006 is 3 years.

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

A summary of the activity under Picor’s stock option plan as of December 31, 2006 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Outstanding at December 31, 2003	2,782,820	$0.36
Granted	577,200	$0.75
Forfeited and expired	(70,020)	$0.31
Exercised	—	—

Outstanding at December 31, 2004	3,290,000	$0.43
Granted	212,000	$0.75
Forfeited and expired	(60,000)	$0.25
Exercised	—	—

Outstanding at December 31, 2005	3,442,000	$0.45
Granted	1,040,500	$0.85
Forfeited and expired	(147,960)	$0.31
Exercised	(30,000)	$0.25

Outstanding at December 31, 2006	4,304,540	$0.55	6.92	$1,402

Exercisable at December 31, 2006	2,269,704	$0.39	5.77	$1,117

Vested or expected to vest at December 31, 2006 (1)	4,304,540	$0.55	6.92	$1,402

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

All Picor share and per share data have been restated to reflect a four-for-one stock split of Picor Common Stock effected in the form of a stock dividend and authorized by the Picor Board of Directors on March 6, 2006.

As of December 31, 2005 and 2004 the Company had shares exercisable of 1,683,280 and 1,049,280, respectively, for which the weighted average exercise prices were $0.36 and $0.31, respectively.

During the year ended December 31, 2006, under all plans, the total intrinsic value of Picor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19,000 (none in 2005 and 2004). The total amount of cash received by the Company from exercise of options exercised in 2006 was $7,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2006, 2005 and 2004 was approximately $111,000, $101,000 and $65,000 respectively.

As of December 31, 2006, there was $517,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 1.87 years for all Picor awards. The expense will be recognized as follows: $170,000 in 2007, $142,000 in 2008, $92,000 in 2009, $79,000 in 2010, and $34,000 in 2011.

The weighted-average fair value of Picor options granted was $.37, $.32 and $.33 in 2006, 2005 and 2004, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2006 is 7 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $684,000, $622,000 and $628,000 in 2006, 2005 and 2004, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2006, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006
U.S. corporate securities	$25,933	$—	$(7)	$25,926
Obligations of states and political subdivisions	56,477	—	(2)	56,475

	$82,410	$—	$(9)	$82,401

December 31, 2005
U.S. corporate securities	$35,301	$—	$(261)	$35,040
Obligations of states and political subdivisions	57,025	—	(25)	57,000

	$92,326	$—	$(286)	$92,040

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$3,552	$3,552
Due in one year to two years	2,232	2,232
Due after two years	76,626	76,617

	$82,410	$82,401

At December 31, 2006, the Company held available-for-sale securities with an aggregate fair value of approximately $2,996,000 that have been in a continuous unrealized loss position for less than twelve months, with aggregate gross unrealized losses of approximately $2,000. At December 31, 2006, the Company held available-for-sale securities with an aggregate fair value of approximately $4,128,000 that have been in a continuous unrealized loss position for more than twelve months, with aggregate gross unrealized losses of approximately $7,000. The Company believes that the impairment to those investments are not other-than-temporary at this time as these corporate debt securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and the Company has the ability and intent to hold the investments through a period of market recovery.

5.	INVENTORIES

Inventories were as follows (in thousands):

	December 31,
	2006	2005

Raw materials	$23,805	$21,519
Work-in-process	2,319	2,502
Finished goods	4,240	3,838

	30,364	27,859
Inventory reserves	(8,363)	(10,691)

	$22,001	$17,168

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVENTORIES (Continued)

During the fourth quarter of 2006, the Company disposed of and wrote-off approximately $2,700,000 of obsolete inventory which had been fully reserved.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment were as follows (in thousands):

	December 31,
	2006	2005

Land	$2,089	$2,089
Buildings and improvements	40,691	40,575
Machinery and equipment	174,570	167,865
Furniture and fixtures	5,571	5,514
Construction-in-progress	391	2,383

	223,312	218,426
Less accumulated depreciation and amortization	171,739	159,312

	$51,573	$59,114

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $13,123,000 $16,790,000, and $20,334,000 respectively.

At December 31, 2006, the Company had approximately $1,104,000 of capital expenditure commitments.

7.	INVESTMENTS

In August 2003, the Board of Directors approved the investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). In March and August 2004, the Audit Committee of the Board of Directors approved additional investments by the Company of $1,000,000 each for a total 2004 investment of $2,000,000 in non-voting preferred stock of GWS. The Company’s total investment in GWS was $3,000,000 as of December 31, 2006 and 2005. In 2006, GWS granted Vicor stock options for 2,700,000 shares of non-voting common stock, the value of which was not considered to be material. The options vest at the point at which the Company has provided a specified value of technical consulting services, which is not material, to GWS. A director of Vicor is founder, president and a shareholder of GWS. GWS is majority owned and controlled by an unrelated company. In addition to the investment, the Company and GWS have entered into a cross-license agreement and the Company purchases certain components from GWS. Revenues under the cross-license agreement and purchases from GWS were not significant in 2006, 2005 or 2004.

The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), in accounting for the additional investments in GWS, and determined that GWS is not a variable interest entity. As a result, the Company has accounted for the investment under Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18), as a cost method investment as management believes it does not have significant influence over GWS. The investment in GWS is included in other assets in the accompanying consolidated balance sheets. The Company periodically evaluates the investment in GWS to determine if there

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INVESTMENTS (Continued)

are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on these investments are included in other income (expense), net in our consolidated statements of operations. In the fourth quarter of 2006, the investment was adjusted for a decline in value judged to be other than temporary of $1,000,000. Deterioration or changes in GWS’ business in the future could lead to such impairment adjustments in future periods.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2006 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. The Company has no other goodwill on the balance sheet at December 31, 2006 and 2005.

Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,
	2006	2005

Patent costs	$4,042	$5,701
Less accumulated amortization	1,630	2,429

	$2,412	$3,272

In 2006 the Company wrote off patent costs associated with abandoned patents with a net book value of approximately $785,000, which was charged to amortization expense.

Amortization expense was approximately $1,036,000, $292,000 and $564,000 in 2006, 2005 and 2004, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

Year

2007	$239
2008	229
2009	228
2010	226
2011	219

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	PRODUCT WARRANTIES

Product warranty activity for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Balance at the beginning of the period	$755	$1,042	$1,268
Accruals for warranties for products sold in the period	714	173	301
Fulfillment of warranty obligations	(185)	(180)	(120)
Revisions of estimated obligations	(238)	(280)	(407)

Balance at the end of the period	$1,046	$755	$1,042

10.	STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2006 and 2005, the Company spent $10,835,000 and $5,544,000, respectively, in the repurchase of 825,700 and 452,200 shares, respectively, of its Common Stock under the November 2000 Plan. At December 31, 2006, the Company had approximately $8,541,000 remaining under the plan.

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

On February 16, 2007 the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The dividend of approximately $6,235,000 is payable on March 27, 2007 to shareholders of record at the close of business on March 9, 2007.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	STOCKHOLDERS’ EQUITY (Continued)

During 2006 a total of 435,844 shares of Common Stock were issued upon the exercise of stock options, and no shares of Class B Common Stock were converted into Common Stock.

At December 31, 2006, there were 17,290,399 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

11.	OTHER INCOME (EXPENSE), NET

The major components of the other income (expense), net were as follows (in thousands):

	2006	2005	2004

Interest income	$5,389	$3,124	$1,764
Other than temporary decline in investments	(1,000)	—	(70)
Minority interest in net income of subsidiaries	(562)	(807)	(527)
Foreign currency gains (losses)	139	(771)	268
Gain (loss) on disposal of equipment	67	(41)	(47)
Other	59	(5)	244

	$4,092	$1,500	$1,632

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Accrual for litigation settlement, net	$15,319	$—
Research and development tax credit carryforwards	5,231	2,451
Inventory reserves	3,385	4,351
Net operating loss carryforwards	2,452	4,767
Investment basis differences	1,236	824
Vacation accrual	1,163	1,019
Investment tax credit carryforwards	892	1,493
Stock-based compensation	509	—
Alternative minimum tax credit carryforward	359	—
Warranty reserve	352	206
Bad debt reserves	233	236
Other	817	616

Total deferred tax assets	31,948	15,963
Less: Valuation allowance for deferred tax assets	(26,565)	(8,050)

Net deferred tax assets	5,383	7,913
Deferred tax liabilities:
Depreciation	(4,381)	(6,279)
Patent amortization	(993)	(1,347)
Other	(696)	(786)

Total deferred tax liabilities	(6,070)	(8,412)

Net deferred tax liabilities	$(687)	$(499)

The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a portion of the deferred tax assets is warranted at December 31, 2006 and 2005. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2006	2005	2004

Domestic	$(30,023)	$5,073	$(3,311)
Foreign	933	(193)	908

	$(29,090)	$4,880	$(2,403)

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2006	2005	2004

Current:
Federal	$377	$942	$1,075
Foreign	105	75	185
State	80	80	60

	562	1,097	1,320
Deferred:
Federal	86	(133)	—

	$648	$964	$1,320

The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2006	2005	2004

Statutory federal tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	(3.4)	2.5	(1.8)
Tax credits	(3.4)	—	—
Meals and entertainment expense	0.6	2.9	5.5
Foreign income taxes	0.4	2.3	2.1
ETI benefit	(1.2)	(11.5)	—
Reduction in tax reserves	(0.5)	(7.3)	—
Alternative minimum tax	—	5.5	1.6
Other	1.2	0.1	—
Increase (decrease) in valuation allowance	43.5	(9.7)	82.5

	2.2%	19.8%	54.9%

Tax provisions in 2006, 2005 and 2004 have been provided for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006, the Company reduced its tax reserves by $468,000 due to closing tax periods in certain jurisdictions. In the third quarter of 2005, the Company reduced its tax reserves by $770,000 due to closing tax periods in certain jurisdictions. The decreases in 2006 and 2005 were offset by increases in reserves during the year of approximately $133,000 and $412,000, respectively for potential liabilities. During the third quarter of 2004, the Company provided additional tax expense for potential liabilities related to certain jurisdictions under examination aggregating $950,000, partially offset by a reduction in the tax reserves for certain jurisdictions due to tax periods closing aggregating $650,000.

As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $3,900,000 of stock option related net operating loss, $800,000 of federal research and development tax credit, and $359,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against additional paid in capital. The net operating loss carryforwards expire beginning in 2007 for state purposes and in 2023 for federal purposes. The research and development tax credit carryforwards expire beginning in 2015 for state purposes and in 2023 for federal purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)

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

The Company recently underwent an audit of its federal tax returns for tax periods 1994 through 2002 by the Internal Revenue Service (“IRS”). The conclusions reached by the IRS based on their audit were agreed to by the Joint Committee on Taxation of the U.S. Department of the Treasury. During the second quarter of 2006, the Company remitted payments to the IRS in settlement of the assessments, including interest. The amounts paid were not materially different from the amounts previously accrued by the Company.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2007	$1,383
2008	813
2009	475
2010	305
2011 and thereafter	40

Rent expense was approximately $1,471,000, $1,420,000 and $1,346,000 in 2006, 2005 and 2004, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

In addition, the Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

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

Federal Circuit has referred the proceedings back to the District Court for trials on validity of the Reset Patent and infringement and damages by Lucent and Tyco, and Artesyn. In June 2006, Artesyn and Lucent and Tyco filed motions to dismiss VLT’s remanded cases against them. On January 3, 2007, the Court denied Artesyn’s motion and set a trial date for March 12, 2007, but granted the Lucent and Tyco motion in part, dismissing VLT’s case. On January 9, 2007, in response to the Court’s order of dismissal, VLT filed a new action against Lucent and Tyco alleging infringement of VLT’s 36,098 patent. In addition, on January 22, 2007, VLT filed a motion requesting the Court to withdraw its order of dismissal in the Lucent and Tyco case. In response to the Company and Artesyn informing the Court that a tentative settlement has been reached between them, the Court has subsequently dismissed the Artesyn case, allowing either party to reopen the action within 60 days if the tentative settlement is not consummated. The District Court has not yet set a date for the remaining trial. There can be no assurance that Vicor and VLT will ultimately prevail with respect to any of these claims or, if they prevail, as to the amount of damages that would be awarded.

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

On February 22, 2007, the Company announced that it has reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January in connection with a settlement between Ericsson and co-defendants Exar Corporation and Rohm Device USA, LLC, two of the Company’s component suppliers prior to 2002. The Company strongly disagrees with the ruling, which it is appealing. Although a successful appeal would enable the Company to seek recoveries from Exar and Rohm, there is no assurance that it will be successful in the appeal. In light of this ruling and after taking into consideration the possibility of further recoveries from the insurance carriers, the Company decided to settle the Ericsson case at this time. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a Demand For Arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Massachusetts Court allowed Concurrent’s motion to compel arbitration. Vicor appealed the motion to compel arbitration decision, but on February 20, 2007, that motion was denied. The arbitration panel has set the matter

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

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under FAS 131, is the chief executive officer. The Company operates in one industry segment: the development, manufacture and sale of power conversion components and systems. During 2006, 2005 and 2004, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 37%, 42% and 41% in 2006, 2005 and 2004, respectively. Export sales and receipts are recorded and received in U.S. dollars.

15.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2006:
Net revenues	$47,872	$49,210	$46,932	$48,033	$192,047
Gross profit	21,102	21,109	19,951	19,674	81,836
Net income (loss)	3,076	2,874	2,462	(38,150)	(29,738)
Net income (loss) per share:
Basic and diluted	.07	.07	.06	(.92)	(.71)

	First	Second	Third	Fourth	Total

2005:
Net revenues	$43,180	$44,579	$45,298	$46,294	$179,351
Gross profit	17,045	15,579	19,014	19,769	71,407
Net income	39	89	1,708	2,080	3,916
Net income per share:
Basic and diluted	.00	.00	.04	.05	.09

On February 22, 2007, the Company announced that it has reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement, reached on February 16, 2007 after a Court ordered mediation, the Company agreed to pay $50.0 million to Ericsson, of which $12.8 million will be paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from litigation-related settlement in the fourth quarter of 2006.

In the fourth quarter of 2006, the Company’s investment in Great Wall Semiconductor Corporation was adjusted for a decline in value judged to be other than temporary of $1,000,000.

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness described in item (b) below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

As of December 31, 2006, the Company’s accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting and tax matters as part of its financial statement close process.

As a result, the Company’s financial statement close process was not effective as of December 31, 2006 as it relates to evaluating and accounting for complex and judgmental accounting and tax matters, including evaluating the accounting for the Company’s cost-based investments. The Company recorded an adjustment to its cost-based investments in the fourth quarter of 2006 of $1 million as a reduction of Other assets and a charge to Other income (expense), net, for a decline in value judged to be other than temporary. Management views this matter as a material weakness as of December 31, 2006 as this control deficiency could have resulted in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected in a timely manner.

Because of the material weakness discussed above, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2006, based on the criteria in the Internal Control — Integrated Framework issued by COSO.

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

(d)	Change in Internal Control Over Financial Reporting

Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have implemented or intend to implement during fiscal 2007, the following measures to remediate the material weakness in internal control over financial reporting noted in Item 9A(b) above:

•	Perform an overall assessment of the staffing requirements for the accounting department and add resources to our corporate accounting function to assist in evaluating complex and judgmental accounting and tax issues.

•	Enhance our policies and procedures related to the review and evaluation of our cost-based investments, including obtaining input from additional members of management, including the Company’s CEO.

As of March 12, 2007, our remediation efforts related to the material weakness which existed as of December 31, 2006 were not complete. Our efforts to remediate the material weakness will continue during fiscal 2007.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vicor Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Vicor Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, the Company’s accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting and tax matters as part of its financial statement close process. As a result, the Company’s financial statement close process was not effective as of December 31, 2006 as it relates to evaluating and accounting for complex and judgmental accounting and tax matters, including evaluating the accounting for the Company’s cost-based investments. The Company recorded an adjustment to its cost-based investments in the fourth quarter of 2006 for $1 million as a reduction of Other assets and a charge to Other income (expense), net, for a decline in value judged to be other-than-temporary. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 12, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Vicor Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Vicor Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 12, 2007

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2007 annual meeting of stockholders.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2007 annual meeting of stockholders.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2007 annual meeting of stockholders.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2007 annual meeting of stockholders.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2007 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document

3.1	• Restated Certificate of Incorporation, dated February 28, 1990(1)
3.2	• Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)
3.3	• Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)
3.4	• Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)
3.5	• Bylaws, as amended(9)
4.1	• Specimen Common Stock Certificate(2)
10.1	• 1984 Stock Option Plan of the Company, as amended(2)
10.2	• 1993 Stock Option Plan(3)
10.3	• 1998 Stock Option and Incentive Plan(4)
10.4	• Amended and Restated 2000 Stock Option and Incentive Plan(5)
10.5	• Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)
10.6	• Sales Incentive Plan(7)
10.7	• Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.8	• Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan(8)
21.1	• Subsidiaries of the Company(10)
23.1	• Consent of Independent Registered Public Accounting Firm(10)
31.1	• Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(10)
31.2	• Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(10)
32.1	• Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	• Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.

(10)	Filed herewith.

VICOR CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

2006
Allowance for doubtful accounts	$635,000	$96,000	$(148,000)	$583,000
2005
Allowance for doubtful accounts	$468,000	$195,000	$(28,000)	$635,000
2004
Allowance for doubtful accounts	$807,000	$(217,000)	$(122,000)	$468,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge	Other
	Balance at	to Costs and	Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

2006
Inventory reserves	$10,691,000	$702,000	$(3,030,000)	$8,363,000
2005
Inventory reserves	$7,844,000	$4,777,000	$(1,930,000)	$10,691,000
2004
Inventory reserves	$8,051,000	$1,079,000	$(1,286,000)	$7,844,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer

Dated: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2007

/s/ Mark A. Glazer Mark A. Glazer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2007

/s/ Estia J. Eichten Estia J. Eichten	Director	March 13, 2007

/s/ David T. Riddiford David T. Riddiford	Director	March 13, 2007

/s/ Jay M. Prager Jay M. Prager	Director	March 13, 2007

/s/ Barry Kelleher Barry Kelleher	Director	March 13, 2007

/s/ M. Michael Ansour M. Michael Ansour	Director	March 13, 2007

/s/ Samuel Anderson Samuel Anderson	Director	March 13, 2007