Form 10-Q
period 2007-03-31
VICOR CORP
filed 2007-05-09
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007 was:
Common Stock, $.01 par value —— 29,710,917
Class B Common Stock, $.01 par value —11,854,952

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1
PAGE 1
Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	March 31, 2007	December 31, 2006
Current assets:

Cash and cash equivalents	$32,864	$36,185
Short-term investments	43,788	82,401
Accounts receivable, less allowance of $313 in 2007 and $583 in 2006	30,957	30,399
Insurance receivable for litigation settlement	–	12,800
Inventories, net	22,585	22,001
Deferred tax assets	3,648	3,702
Other current assets	2,575	2,181

Total current assets	136,417	189,669

Property, plant and equipment, net	50,838	51,573
Other assets	6,614	6,865

	$193,869	$248,107

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$7,505	$7,273
Accrued compensation and benefits	4,884	5,192
Accrued expenses	3,617	4,189
Accrual for litigation settlement	–	50,000
Income taxes payable	2,290	2,049
Deferred revenue	54	76

Total current liabilities	18,350	68,779

Deferred income taxes	4,346	4,389
Minority interests	3,610	3,593

Stockholders’ equity:

Preferred Stock	–	–
Class B Common Stock	119	119
Common Stock	382	382
Additional paid-in capital	158,051	158,021
Retained earnings	130,746	134,579
Accumulated other comprehensive income(loss)	92	72
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	167,563	171,346

	$193,869	$248,107

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$46,981	$47,872
Cost of revenues	26,754	26,770

Gross margin	20,227	21,102

Operating expenses:
Selling, general and administrative	12,013	10,914
Research and development	7,400	7,542

Total operating expenses	19,413	18,456

Income from operations	814	2,646

Other income (expense), net	1,577	1,060

Income before income taxes	2,391	3,706
(Benefit) provision for income taxes	(11)	630

Net income	$2,402	$3,076

Net income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Shares used to compute net income per share:
Basic	41,565	41,948
Diluted	41,614	42,384

Cash dividends declared per share	$0.15	$0.12
See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating activities:
Net income	$2,402	$3,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,133	3,995
Amortization of bond premium	(218)	83
Stock compensation expense	194	178
Gain on disposal of equipment	(23)	(5)
Minority interest in net income of subsidiaries	17	153
Change in current assets and liabilities, net	(39,316)	(5,046)

Net cash (used in) provided by operating activities	(33,811)	2,434

Investing activities:
Purchases of short-term investments	(38,629)	(19,534)
Sales and maturities of short-term and long-term investments	77,460	15,085
Additions to property, plant and equipment	(2,118)	(1,555)
Proceeds from sale of equipment	23	-
Increase in other assets	(27)	(53)

Net cash provided by (used in) investing activities	36,709	(6,057)

Financing activities:
Proceeds from issuance of Common Stock	18	2,474
Common Stock dividends paid	(6,235)	(5,030)
Acquisitions of treasury stock	-	(1,998)

Net cash used in financing activities	(6,217)	(4,554)

Effect of foreign exchange rates on cash	(2)	(17)

Net decrease in cash and cash equivalents	(3,321)	(8,194)

Cash and cash equivalents at beginning of period	36,185	34,024

Cash and cash equivalents at end of period	$32,864	$25,830

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2007
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
2. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).
The Company recorded $194,000 and $178,000 of non-cash stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. The stock-based compensation included $10,000 in cost of revenues, $118,000 in selling, general and administrative expense and $66,000 in research and development expense for the three months ended March 31, 2007 and $30,000, $86,000 and $62,000, respectively for the three months ended March 31, 2006. The compensation expense did not have a material impact on basic or diluted net income per share.

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
3. Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$2,402	$3,076

Denominator:
Denominator for basic income per share-weighted average shares	41,565	41,948

Effect of dilutive securities:
Employee stock options	49	436

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,614	42,384

Basic income per share	$0.06	$0.07

Diluted income per share	$0.06	$0.07

Options to purchase 1,409,678 and 719,066 shares of Common Stock were outstanding for the three months ended March 31, 2007 and 2006, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
4. Inventories
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. If the Company’s estimated demand and / or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
4. Inventories (Continued)
Inventories were as follows as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$23,997	$23,805
Work-in-process	2,396	2,319
Finished goods	4,375	4,240

	30,768	30,364
Inventory reserves	(8,183)	(8,363)

Net balance	$22,585	$22,001

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
Product warranty activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Balance at the beginning of the period	$1,046	$755
Accruals for warranties for products sold in the period	26	50
Fulfillment of warranty obligations	(36)	(16)
Revisions of estimated obligations	(25)	(70)

Balance at the end of the period	$1,011	$719

6. Income Taxes
In the first quarter of 2007, the tax provision was based on the estimated effective tax rate for 2007, which included estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, estimated income taxes due in various state and international taxing jurisdictions and increases in accrued interest for potential liabilities. The expense was offset by a discrete item representing refunds of interest received and recorded as a benefit during the quarter as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service. In the first quarter of 2006, the tax provision was based on an estimated effective tax rate for 2006, which included federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
6. Income Taxes (Continued)
certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At March 31, 2007, the total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, is approximately $2.6 million, including accrued interest, all of which, if recognized, may decrease the Company’s income tax provision and effective tax rate. Included in the balance of unrecognized tax benefits at March 31, 2007 is approximately $1.5 million, including interest, related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months, principally due to the closing of tax years in certain jurisdictions.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2007, the Company had accrued approximately $1.0 million for the potential payment of interest and recorded approximately $60,000 of income tax expense for interest for the three months ended March 31, 2007.
The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2003 through 2006 and 1999 through 2006, respectively. There are no income tax examinations currently in process.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
7. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$2,402	$3,076
Foreign currency translation gain (loss)	14	(8)
Unrealized gains (losses) on available for sale securities	6	47

Comprehensive income	$2,422	$3,115

8. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In April 2007, the Company entered into a settlement agreement with Artesyn, under which the Company received a payment in full settlement of the Company’s claims against Artesyn and which settled the lawsuit that the Company had filed against Artesyn in February 2001.
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007 after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlement in the fourth quarter of 2006.The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January in connection with a settlement between Ericsson and co-defendants Exar Corporation and Rohm Device USA, LLC, two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April 2007. The Company is seeking further recoveries from the insurance carriers.
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
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
8. Legal Proceedings (Continued)
On March 8, 2006 the Massachusetts Court allowed Concurrent’s motion to compel arbitration. Vicor appealed the motion to compel arbitration decision, but on February 20, 2007, that motion was denied. The arbitration panel has set the matter for discovery with a hearing date in October, 2007. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
9. Segment Information
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under FAS 131, is the chief executive officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements. Prior to 2007, the Company operated as one business segment.
Upon the incorporation of V*I Chip Corporation as a wholly-owned subsidiary of Vicor in April 2007, the Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” or “Brick”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, Vicor Integrated Architects (“VIAs”) and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.
The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies described in the Company’s 2006 Annual Report on Form 10-K. The effects of all intersegment and/or intercompany transactions are eliminated in the consolidated financial statements.

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2007
(Unaudited)
9. Segment Information (Continued)
The Company’s chief operating decision maker evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets and certain other assets. Corporate assets include cash, cash equivalents, short-term investments, land and buildings associated with operations in Massachusetts, deferred tax assets and other assets.
The following table provides significant segment financial data as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total
2007:
Net revenues	$45,875	$971	$1,153	$-	$(1,018)	$46,981
Income (loss) from operations	7,538	(5,868)	(589)	(390)	123	814
Total assets	127,752	9,232	7,346	106,629	(57,090)	193,869
Depreciation and amortization	2,275	486	115	257	-	3,133

2006:
Net revenues	$46,904	$858	$1,239	$-	$(1,129)	$47,872
Income (loss) from operations	8,165	(5,851)	(124)	(278)	734	2,646
Total assets	100,429	8,214	6,967	158,671	(29,918)	244,363
Depreciation and amortization	3,261	451	75	208	-	3,995
The elimination for total assets is principally related to inter-segment receivables due to the Brick segment for the funding of V*I Chip segment operations and for the purchase of equipment by both V*I Chip and Picor segments.
During the three months ended March 31, 2007 and 2006, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were 36%, and 39% for the three months ended March 31, 2007 and 2006, respectively.
10. Dividends
On February 16, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,235,000 was paid on March 27, 2007 to shareholders of record at the close of business on March 9, 2007.
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
March 31, 2007
(Unaudited)
11. Impact of Recently Issued Accounting Standards
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
In February 2007, the FASB issued statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (FAS 159), which the Company must adopt for the fiscal year ending December 31, 2008. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company has not determined the impact, if any, that FAS 159 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 2
PAGE 12
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2007
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, and to successfully leverage the V•I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, as well as those factors described in the risk factors set forth in the Annual Report on Form 10-K under Part I, Item I — “Business,” "—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete summary of the critical accounting policies and estimates.
Income Taxes
The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN48), an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

FORM 10-Q
PART I
ITEM 2
PAGE 13
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2007
(Continued)
Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Net revenues for the first quarter of 2007 were $46,981,000, a decrease of $891,000, or 1.9%, as compared to $47,872,000 for the same period a year ago, and a decrease of 2.2% on a sequential basis from the fourth quarter of 2006. The decrease in net revenues from the prior year resulted principally from a decrease in shipments of standard and custom products in the Brick segment. Orders during the quarter increased by 4.4% compared with the fourth quarter of 2006. The book-to-bill ratio for the first quarter of 2007 was 1.00:1 as compared to 1.17:1 for the first quarter of 2006 and 0.94:1 in the fourth quarter of 2006. Subject to continuing demand and productivity improvements, the Company expects modest growth in revenues and further improvements in gross margins in 2007.
Gross margin for the first quarter of 2007 decreased $875,000, or 4.1%, to $20,227,000 from $21,102,000 for the first quarter of 2006, and decreased to 43.1% from 44.1% as a percentage of net revenues. The primary components of the decrease in gross margin dollars and percentage were due to the decrease in net revenues and product mix.
Selling, general and administrative expenses were $12,013,000 for the period, an increase of $1,099,000, or 10.1%, from the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.6% from 22.8%. The principal components of the $1,099,000 increase were $312,000, or 6.6%, of increased compensation expense primarily due to annual compensation adjustments in May 2006 as well as increased headcount, $198,000, or 73.1%, of increased costs associated with audit and tax related fees, $167,000, or 31.5%, in increased legal fees primarily due to the litigation with Ericsson Wireless Communications, Inc. (see Part II – Item 1 – Legal Proceedings), $113,000, or 11.7%, of increased depreciation and amortization expense, $109,000, or 10.1%, in increased commissions due to changes in the mix of revenues subject to commissions and $106,000, or 37.8%, in increased travel expenses. These amounts were partially offset by a decrease in advertising expense of $84,000, or 25.5%, and $126,000, or 14.4%, of decreased costs associated with the Vicor Integration Architects (“VIAs”).
Research and development expenses decreased $142,000, or 1.9%, to $7,400,000, and stayed consistent as a percentage of net revenues of 15.8%. The principal components of the $142,000 decrease were $101,000, or 17.4%, of decreased costs associated with the VIAs, $140,000, or 100.0%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of sales and not research and development, a $48,000, or 100%, decrease in subcontract and temporary labor, and a $40,000, or 10.7%, decrease in depreciation and amortization. The principal component partially offsetting the above increases was $248,000, or 5.2%, in increased compensation expense primarily due to annual compensation adjustments in May 2006.

FORM 10-Q
PART I
ITEM 2
PAGE 14
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2007
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2007	2006	(decrease)
Interest income	$1,518	$1,141	$377
Foreign currency gains	41	54	(13)
Minority interest in net income of subsidiaries	(17)	(153)	136
Other	35	18	17

	$1,577	$1,060	$517

The increase in interest income is due to higher interest rates and higher average balances on the Company’s cash equivalents and short-term investments. Interest income is expected to decrease the remainder of the year due to lower balances of cash equivalents and short-term investments due to the $37.2 million net payment to Ericsson made at the end of March 2007 (see Part II – Item 1 – Legal Proceedings).
Income before income taxes was $2,391,000 for the first quarter of 2007 compared to $3,706,000 for the same period in 2006.
In the first quarter of 2007, the tax provision was based on the estimated effective tax rate for 2007, which included estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, estimated income taxes due in various state and international taxing jurisdictions and increases in accrued interest for potential liabilities. The expense was offset by a discrete item representing refunds of interest received and recorded as a benefit during the quarter as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service. In the first quarter of 2006, the tax provision was based on an estimated effective tax rate for 2006, which included federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards.
Basic and diluted income per share was $0.06 for the first quarter of 2007 compared to $0.07 for the first quarter of 2006.

FORM 10-Q
PART I
ITEM 2
PAGE 15
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2007
(Continued)
Liquidity and Capital Resources
At March 31, 2007 the Company had $32,864,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.4:1 at March 31, 2007 compared to 2.8:1 at December 31, 2006. Working capital decreased $2,823,000, from $120,890,000 at December 31, 2006 to $118,067,000 at March 31, 2007. The primary factors affecting the working capital decrease were decreases in cash and cash equivalents and short-term investments of $41,934,000 due to the net payment of $37,200,000 which had been accrued for the litigation settlement. The primary source of cash for the three months ended March 31, 2007 was $38,833,000 in net sales of short-term investments. The primary uses of cash for the three months ended March 31, 2007 were $37,200,000, net, for the litigation settlement, $6,235,000 for the payment of a Common Stock dividend and $2,118,000 for the purchase of equipment.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2007. As of March 31, 2007, the Company had approximately $8,541,000 remaining under the plan.
On February 16, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,235,000 was paid on March 27, 2007 to shareholders of record at the close of business on March 9, 2007. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products. The Company believes that cash generated from operations and the total of its cash and cash equivalents and short-term investments, together with other sources of liquidity, will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. At March 31, 2007, the Company had approximately $225,000 of capital expenditure commitments, principally for manufacturing equipment.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3 – 4
PAGE 16
VICOR CORPORATION
March 31, 2007
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
Item 4 – Controls and Procedures
(a) Disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures as of March 31, 2007 were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting described in item (b) below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, the Company’s management, including the CEO and CFO, recognizes that our disclosure controls or our internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because

FORM 10-Q
PART I
ITEM 4
PAGE 17
VICOR CORPORATION
March 31, 2007
(Continued)
of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
(b) Changes in internal control over financial reporting.
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of our Material Weakness
Although initiated, our remediation efforts related to the material weakness which existed as of December 31, 2006 and noted in Item 9A(b) of the 2006 Annual Report on Form 10-K filed on March 15, 2007 were not complete as of May 9, 2007. Our efforts to remediate the material weakness will continue during fiscal 2007. An update as to the status of our efforts is listed below:
•	The Company has performed an overall assessment of the staffing requirements for the accounting department and has obtained approval to add two positions to our corporate accounting function to assist the Company in evaluating complex and judgmental accounting and tax issues. The Company has initiated a search and recruitment process.

•	Management enhanced its policies and procedures related to review of our cost-based investments for the three months ended March 31, 2007, by including input from additional members of management, including the Company’s CEO.

FORM 10-Q
PART II
ITEM 1
PAGE 18
VICOR CORPORATION
Part II - Other Information
March 31, 2007
Item 1 — Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In April 2007, the Company entered into a settlement agreement with Artesyn, under which the Company received a payment in full settlement of the Company’s claims against Artesyn and which settled the lawsuit that the Company had filed against Artesyn in February 2001.
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlement in the fourth quarter of 2006. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January in connection with a settlement between Ericsson and co-defendants Exar Corporation and Rohm Device USA, LLC, two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. The Company is seeking further recoveries from the insurance carriers.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On September 22, 2005, Concurrent filed a demand for arbitration with The American Arbitration Association. Concurrent is seeking $1,500,000 in replacement costs, plus incidental, consequential and any other damages to be determined. On March 8, 2006 the Massachusetts Court allowed Concurrent’s motion to compel arbitration. Vicor appealed the motion to compel arbitration decision, but on February 20, 2007, that motion was denied. The arbitration panel has set the matter for discovery with a hearing date in October, 2007. The Company has denied the claims made against it and intends to vigorously defend the claims made against it.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q
PART II
ITEMS 1A-2
PAGE 19
VICOR CORPORATION
Part II - Other Information
March 31, 2007
Item 1A – Risk Factors
Other than as set forth below, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud or to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.
Our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2006 because a material weakness in internal control over financial reporting existed. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we determined that our accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting and tax matters as part of its financial statement close process.
Although initiated, our plans to improve the effectiveness of our internal controls and processes are not complete. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our management. Further, additional deficiencies in our internal controls may be discovered in the future. If we fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
January 1 – 31, 2007	-	-	-	$8,541,000
February 1 – 28, 2007	-	-	-	$8,541,000
March 1 – 31, 2007	-	-	-	$8,541,000

Total	-	$-	-	$8,541,000

FORM 10-Q
PART II
ITEMS 2-6
PAGE 20
VICOR CORPORATION
Part II - Other Information
March 31, 2007
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds (Continued)
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
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

VICOR CORPORATION
Date: May 9, 2007	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 9, 2007	By:	/s/ Mark A. Glazer
Mark A. Glazer
Chief Financial Officer (Principal Financial Officer)