Form 10-Q
period 2007-06-30
VICOR CORP
filed 2008-02-27
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2742817 (I.R.S. Employer Identification No.)
25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
(978) 470-2900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2008 was:
Common Stock, $.01 par value——29,811,197
Class B Common Stock, $.01 par value—11,824,952

VICOR CORPORATION

FORM 10-Q PART 1 ITEM 1 PAGE 1
Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	June 30, 2007	December 31, 2006
		(As Restated)

Current assets:

Cash and cash equivalents	$30,249	$35,860
Restricted cash and short-term investments	1,045	1,045
Short-term investments	51,380	81,681
Accounts receivable, less allowance of $383 in 2007 and $583 in 2006	27,668	30,399
Insurance receivable for litigation settlements	2,350	12,800
Inventories, net	23,583	22,001
Deferred tax assets	3,648	3,702
Other current assets	3,035	2,181

Total current assets	142,958	189,669

Property, plant and equipment, net	48,865	51,573
Other assets	5,548	5,691

	$197,371	$246,933

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$7,115	$7,273
Accrued compensation and benefits	5,583	5,192
Accrued expenses	3,532	4,189
Accrual for litigation settlements	2,590	50,000
Income taxes payable	2,364	2,049
Deferred revenue	528	76

Total current liabilities	21,712	68,779

Deferred income taxes	4,315	4,389
Minority interests	3,590	3,593

Stockholders’ equity:

Preferred Stock	–	–
Class B Common Stock	119	119
Common Stock	382	382
Additional paid-in capital	158,567	158,021
Retained earnings	130,465	133,405
Accumulated other comprehensive income	48	72
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	167,754	170,172

	$197,371	$246,933

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)

Net revenues	$47,206	$49,210	$94,187	$97,082
Cost of revenues	27,607	28,101	54,361	54,871

Gross margin	19,599	21,109	39,826	42,211

Operating expenses:
Selling, general and administrative	12,163	11,657	24,176	22,571
Research and development	7,667	8,028	15,067	15,570
(Gain) loss from litigation-related settlements, net	(1,353)	0	(1,353)	0

Total operating expenses	18,477	19,685	37,890	38,141

Income from operations	1,122	1,424	1,936	4,070

Other income (expense), net	906	1,409	2,483	2,469

Income before income taxes	2,028	2,833	4,419	6,539

Provision (benefit) for income taxes	298	(41)	287	589

Loss from equity method investment (net of tax)	756	92	837	172

Net income	$974	$2,782	$3,295	$5,778

Net income per common share:
Basic	$0.02	$0.07	$0.08	$0.14
Diluted	$0.02	$0.07	$0.08	$0.14

Shares used to compute net income per share:
Basic	41,576	42,144	41,570	42,046
Diluted	41,641	42,482	41,628	42,433

Cash dividends per share	$0.00	$0.15	$0.15	$0.27
See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
		(As restated)

Operating activities:
Net income	$3,295	$5,778
Adjustments to reconcile net income to net Cash (used in) provided by operating activities:
Depreciation and amortization	6,185	7,337
Loss from equity method investee (net of tax)	837	172
Stock compensation expense	321	350
(Accretion) amortization of bond (discount) premium	(321)	90
Gain on disposals of equipment	(23)	(35)
Minority interest in net income of subsidiaries	89	304
Change in current assets and liabilities, net	(36,371)	(7,013)

Net cash (used in) provided by operating activities	(25,988)	6,983

Investing activities:
Purchases of investments	(72,408)	(48,454)
Sales and maturities of investments	103,030	45,357
Additions to property, plant and equipment	(3,140)	(2,979)
Proceeds from sale of equipment	23	0
Purchase of equity method investment	(1,000)	0
Increase in other assets	(40)	(105)

Net cash provided by (used in) investing activities	26,465	(6,181)

Financing activities:
Proceeds from issuance of Common Stock	227	5,458
Dividends paid	(6,327)	(5,030)
Acquisitions of treasury stock	0	(4,884)

Net cash used in financing activities	(6,100)	(4,456)

Effect of foreign exchange rates on cash	12	(22)

Net decrease in cash and cash equivalents	(5,611)	(3,676)

Cash and cash equivalents at beginning of period	35,860	33,703

Cash and cash equivalents at end of period	$30,249	$30,027

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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
As described in Note 6., due to an additional investment in Great Wall Semiconductor Corporation (“GWS”) in May 2007, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and six months ended June 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
2. Cash and Short-Term Investments
Restricted cash and short-term investments represent the amount of cash and short-term investments required to be set aside as a guarantee for certain foreign letters of credit. Restricted cash and short-term investments of $1,045,000 as of December 31, 2006, and $906,000 as of June 30, 2006 and December 31, 2005, respectively, were reclassified to conform to the 2007 presentation.
Through February 25, 2008, auctions held for several of the Company’s auction rate securities with a total aggregate value of approximately $17.5 million failed. As of February 25, 2008, the Company was holding a total of approximately $44 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to 90 days. The Company is in the process of reviewing this matter in order to determine the impact, if any, on the investments’ liquidity and/or carrying value.

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
3. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Stock compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of revenues	$14	$19	$24	$49
Selling, general and administrative	46	93	164	179
Research and development	67	60	133	122

Total stock based compensation	$127	$172	$321	$350

4. Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
		(As restated)		(As restated)
Numerator:
Net income	$974	$2,782	$3,295	$5,778

Denominator:
Denominator for basic income per share-weighted average shares	41,576	42,144	41,570	42,046

Effect of dilutive securities:
Employee stock options	65	338	58	387

Denominator for diluted income per share-adjusted weighted-average shares and assumed conversions	41,641	42,482	41,628	42,433

Basic income per share	$0.02	$0.07	$0.08	$0.14

Diluted income per share	$0.02	$0.07	$0.08	$0.14

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
4. Net Income per Share (Continued)
Options to purchase 1,236,256 and 661,952 shares of Common Stock were outstanding for the three months ended June 30, 2007 and 2006, respectively, and options to purchase 1,302,434 and 661,952 shares of Common Stock were outstanding for the six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
5. Inventories
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
Inventories were as follows as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$24,894	$23,805
Work-in-process	2,840	2,319
Finished goods	4,422	4,240

	32,156	30,364
Inventory reserves	(8,573)	(8,363)

Net balance	$23,583	$22,001

6. Investments
In May 2007, the Audit Committee of the Board of Directors approved an additional investment of $1,000,000 in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) and agreed to an additional investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November 2007. However, the Company did make the additional $1,000,000 investment in February 2008, which will increase its ownership in GWS to approximately 30%. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment. The Company’s total gross investment in GWS was $4,000,000 as of June 30, 2007 and $3,000,000 as of December 31, 2006. GWS designs, develops and manufactures high performance power semiconductors. A director of Vicor is the founder, Chairman of the Board, Chief Executive Officer, President and the majority voting shareholder of GWS.
The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003),

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
6. Investments (Continued)
“Consolidation of Variable Interest Entities” (FIN 46R), in accounting for the additional investment in GWS, and determined that GWS is a variable interest entity. However, the Company concluded that it is not the primary beneficiary. As a result, the Company is accounting for the investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18). The Company has also considered FIN No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (FIN 35) and EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). The additional investment made in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives the Company significant influence over GWS. In addition, the Company has an option to purchase an additional 1.5% of GWS for $90,000. The Company also believes that its investment in GWS represents in-substance common stock. As a result, the additional investment requires the Company to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements. Previously, the Company accounted for the investment as a cost method investment as management believed it did not have significant influence over GWS. At December 31, 2006, the Company owned approximately 17.5% of GWS.
In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with FAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date. The amounts included in other assets in the accompanying consolidated balance sheets related to the net GWS investment were $988,000 and $826,000 as of June 30, 2007 and December 31, 2006, respectively, as follows (in thousands):

	June 30, 2007	December 31, 2006

Equity method goodwill	$920	$775
Intangible assets, net of amortization	68	51

	$988	$826

The negative net equity of GWS was approximately ($400,000) at June 30, 2007 and ($1,000,000) at December 31, 2006.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
6. Investments (Continued)
Loss from equity method investment (net of tax) for the three and six months ended June 30 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
		(As restated)		(As restated)
Allocation of losses from equity method investment (net of tax)	$89	$51	$148	$90
Amortization of intangible assets (net of tax)	47	41	69	82
Other than temporary decline in investment	620	-	620	-

	$756	$92	$837	$172

The following financial statement line items for fiscal year 2006 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GWS (in thousands except for per share amounts):

	As Restated	As Previously Reported
As of December 31, 2006:
Other assets	$5,691	$6,865
Total assets	246,933	248,107
Retained earnings	133,405	134,579
Total stockholder’s equity	170,172	171,346

Three months ended June 30, 2006:
Loss from equity method investment, net	$92	$0
Net income	2,782	2,874
Net income per share — diluted	0.07	0.07

Six months ended June 30, 2006:
Loss from equity method investment, net	$172	$0
Net income	5,778	5,950
Net income per share — diluted	0.14	0.14

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
6. Investments (Continued)
As a result of the accounting change, retained earnings as of January 1, 2006 decreased by $1,853,000 from $175,660,000 to $173,807,000 due to the expensing of IPR&D of $908,000, the allocation of equity method investment losses of $643,000 and amortization expense for the acquired intangible assets of $302,000. This represents the retroactive application of the equity method accounting for the period from August 2003, the date of the Company’s initial investment in GWS, through December 31, 2005.
The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. In the second quarter of 2007, the investment was adjusted for a decline in value judged to be other than temporary of $620,000. Deterioration or changes in GWS’ business in the future could lead to such impairment adjustments in future periods and the impairment adjustments may be material.
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
Product warranty activity for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	2007	2006

Balance at the beginning of the period	$1,046	$755
Accruals for warranties for products sold in the period	190	101
Fulfillment of warranty obligations	(126)	(77)
Revisions of estimated obligations	(232)	(143)

Balance at the end of the period	$878	$636

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
8. Income Taxes
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007, as well as on prior periods, was not material. The expense was also partially offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service. In 2006, the tax provision was based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards.
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
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At June 30, 2007, the total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, is approximately $2.8 million, including accrued interest, all of which, if recognized, may decrease the Company’s income tax provision and effective tax rate. Included in the balance of unrecognized tax benefits at June 30, 2007 is approximately $1.5 million, including interest, that was reversed as a credit to the income tax provision in the quarter ended September 30, 2007, principally due to the closing of tax years in certain jurisdictions.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2007, the Company had accrued approximately $1.0 million for the potential payment of interest and recorded approximately $60,000 and $100,000 of income tax expense for interest, net of the related tax benefits, for the three and six months ended June 30, 2007.

FORM 10-Q
PART I
ITEM 1
PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
8. Income Taxes (Continued)
The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2004 through 2006 and 1998 through 2006, respectively. In December 2007, the Company received notice from the State of Minnesota that its Minnesota corporation franchise tax returns for tax years 1998 through 2001 had been selected for review. In February 2008, the Company received notice from the State of Texas that its Texas corporation franchise tax reports for tax years 2004 through 2006 had been selected for audit. There are no other income tax examinations currently in process.
9. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net income	$974	$2,782	$3,295	$5,778
Foreign currency translation (loss) gain	(44)	34	(30)	26
Unrealized gains on available for sale securities	0	52	6	99

Comprehensive income	$930	$2,868	$3,271	$5,903

10. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent /Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received total payments of $1,770,000 in full settlement of the Company’s Reset Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the gain, net of a $177,000 contingency accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations.
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court.

FORM 10-Q
PART I
ITEM 1
PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
10. Legal Proceedings (Continued)
Under the terms of the settlement agreement entered into on March 29, 2007 after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from the insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January, 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson — Exar — Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in Accrual for litigation settlements in the condensed consolidated balance sheet and in (Gain) loss from litigation-related settlements, net in the condensed consolidated statement of operations.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which will be paid by the Company’s insurance carriers. Both the liability to Concurrent and the receivable from the insurance carriers have been recorded in the accompanying consolidated balance sheet, reported as Accrual for litigation settlements and Insurance receivable for litigation settlements, respectively. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for the three and six months ended June 30, 2007 as a result of the settlement.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
11. Segment Information
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
June 30, 2007
(Unaudited)
11. Segment Information (Continued)
The Company’s chief decision maker, as defined under FAS 131, is the chief executive officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements. Prior to 2007, the Company operated as one business segment.
Upon the incorporation of V*I Chip Corporation as a wholly-owned subsidiary of Vicor in April 2007, the Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” or “Brick”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, Vicor Integration Architects (“VIAs”) and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.
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
ITEM 1
PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
11. Segment Information (Continued)
The following table provides significant segment financial data as of and for the three months ended June 30, 2007 and 2006 (in thousands):

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total
2007:
Net revenues	$45,601	$1,422	$1,124	$-	$(941)	$47,206
Income (loss) from operations	6,228	(5,769)	(709)	1,207	165	1,122
Total assets	131,087	10,020	7,367	113,720	(64,823)	197,371
Depreciation and amortization	2,076	502	97	377	-	3,052

2006:
Net revenues	$48,477	$609	$168	$-	$(44)	$49,210
Income (loss) from operations	9,273	(6,101)	(1,232)	(277)	(239)	1,424
Total assets (as restated)	104,832	8,497	6,926	159,766	(37,031)	242,990
Depreciation and amortization	2,278	468	81	515	-	3,342

The following table provides significant segment financial data as of and for the six months ended June 30, 2007 and 2006 (in thousands):

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total
2007:
Net revenues	$91,476	$2,393	$2,277	$-	$(1,959)	$94,187
Income (loss) from operations	13,766	(11,637)	(1,298)	817	288	1,936
Total assets	131,087	10,020	7,367	113,720	(64,823)	197,371
Depreciation and amortization	4,027	988	212	958	-	6,185

2006:
Net revenues	$95,383	$1,467	$1,407	$-	$(1,175)	$97,082
Income (loss) from operations	17,438	(11,952)	(1,356)	(555)	495	4,070
Total assets (as restated)	104,832	8,497	6,926	159,766	(37,031)	242,990
Depreciation and amortization	5,244	919	156	1,018	-	7,337

The elimination for total assets is principally related to inter-segment receivables due to the Brick segment for the funding of V*I Chip segment operations and for the purchase of equipment for both V*I Chip and Picor segments.

FORM 10-Q
PART I
ITEM 1
PAGE 15
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
12. Dividends
On July 25, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,242,000 was paid on August 30, 2007 to shareholders of record at the close of business on August 14, 2007.
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
During the second quarter of 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders.
13. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (FAS 157), which the Company must adopt for the fiscal year ending December 31, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not determined the impact, if any, that FAS 157 will have on its financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159), which the Company must adopt for the fiscal year ending December 31, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company has not determined the impact, if any, that FAS 159 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 1
PAGE 16
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2007
(Unaudited)
13. Impact of Recently Issued Accounting Standards (Continued)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141R). FAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. FAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the impact, if any, that FAS 141R will have on its financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160), an amendment of ARB No. 51. FAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has not determined the impact, if any, that FAS 160 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 2
PAGE 17
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding V*I Chip bookings, shipments, the pace of new design wins with early adopters and gaining broader acceptance within its target markets and our plans to expand capacity with incremental investments in equipment. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, and to successfully leverage the V*I Chips in standard products to promote market acceptance of Factorized Power, factors impacting the Company’s various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, as well as those factors described in the risk factors set forth in the Annual Report on Form 10-K under Part I, Item I — “Business,” “—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete summary of the critical accounting policies and estimates. See below for discussion of a change in the accounting for the Company’s investment in Great Wall Semiconductor Corporation.
Other Investments
The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No.46 Revised (FIN 46R), “Consolidation of Variable Interest Entities”. As discussed in Note 6. to the unaudited condensed consolidated financial statements, the Company previously accounted for the

FORM 10-Q
PART I
ITEM 2
PAGE 18
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
Other Investments (Continued)
investment in Great Wall Semiconductor Corporation (“GWS”) under APB 18 as a cost method investment as management believed it did not have significant influence over GWS. An additional investment in GWS in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives the Company significant influence over GWS. As a result of the additional investment, the Company is required to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements to reflect the equity method of accounting, in accordance with APB 18.
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
Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
Net revenues for the second quarter of 2007 were $47,206,000, a decrease of $2,004,000 or 4.1%, as compared to $49,210,000 for the same period a year ago, and an increase of 0.5% on a sequential basis from the first quarter of 2007. The decrease in net revenues from the prior year resulted primarily from a decrease in shipments of standard and custom products for the Brick segment of $2,878,000, partially offset by increases in V*I Chip revenues of $802,000 and Picor revenues of $72,000. Additionally, orders during the quarter increased by 8.8% compared with the first quarter of 2007. The book-to-bill ratio for the second quarter of 2007 was 1.09:1 as compared to 0.86:1 for the second quarter of 2006 and 1.00:1 in the first quarter of 2007.
Gross margin for the second quarter of 2007 decreased $1,510,000, or 7.2%, to $19,599,000 from $21,109,000 for the second quarter of 2006, and decreased to 41.5% from 42.9% as a percentage of net revenues. The primary components of the decrease in gross margin dollars and percentage were due to the decrease in net revenues and product mix. In addition, during the second quarter of 2007 the Company wrote off to cost of revenues approximately $205,000 of manufacturing equipment that is no longer being used. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, the gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of sales for warranty costs.

FORM 10-Q
PART I
ITEM 2 PAGE 19
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
Selling, general and administrative expenses were $12,163,000 for the period, an increase of $506,000 or 4.3%, from $11,657,000 for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.8% from 23.7%. The principal components of the $506,000 increase were $458,000, or 97.6%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. and Concurrent Computer Corporation (“Concurrent”) (see Part II — Item 1 — Legal Proceedings), and $451,000, or 9.4%, of increased compensation expense primarily due to annual compensation adjustments in May 2007. These increases were partially offset by a decrease in expenses associated with the Vicor Integration Architects (“VIAs”) of $356,000, or 38.4%, and $101,000, or 10.7%, of decreased depreciation and amortization expense. The decrease in VIA expenses was principally due to decreased commissions expense of $151,000, compensation — related expense of $117,000, sub-contract labor of $39,000 and bad debt expense of $39,000. In November 2007, the Company received a reimbursement payment of approximately $718,000 from its insurance carriers for a portion of legal costs in connection with the litigation with Concurrent, reducing legal expense in the fourth quarter of 2007. Prior to the fourth quarter, it was not certain that the insurance carrier would reimburse these costs.
Research and development expenses decreased $361,000 or 4.5%, to $7,667,000, from $8,028,000 and decreased as a percentage of net revenues to 16.2% from 16.3% from the same period in 2006. The principal components of the $361,000 decrease were $125,000, or 100%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of sales and not research and development, $100,000, or 10.8%, in decreased project materials associated with the Company’s new V*I Chip products, $55,000, or 75.7%, of decreased personnel costs, $52,000, or 13.1%, in decreased depreciation expense as a result of disposals of capitalized assets as well as assets becoming fully depreciated, $46,000, or 10.3%, in decreased facility costs, and $30,000, or 77.1% in decreased outside services. The principal component partially offsetting the above decreases was $78,000, or 1.5%, of increased compensation expense primarily due to annual compensation adjustments in May 2007.
In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received total payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in (Gain) loss from litigation-related settlement, net in the accompanying condensed consolidated statement of operations.

FORM 10-Q
PART I
ITEM 2
PAGE 20
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
The major changes in the components of the other income (expense) for the three months ended June 30, net were as follows (in thousands):

			Increase
	2007	2006	(decrease)

Interest income	$973	$1,346	$(373)
Foreign currency (losses) gains	(77)	158	(235)
Minority interest in net income of subsidiaries	(72)	(151)	79
Other	82	56	26

	$906	$1,409	$(503)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 1- Legal Proceedings). The decrease in foreign currency gains is due to unfavorable exchange rates in 2007 as compared to 2006. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in minority interest in net income of subsidiaries is due to lower income at certain minority interest entities.
Income before income taxes was $2,028,000 for the second quarter of 2007 compared to $2,833,000 for the same period in 2006.
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007, as well as on prior periods, was not material. In 2006, the tax provision is based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pretax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. During the second quarter of 2006, the estimated tax rate for 2006 was reduced from 15% to 9%, which resulted in a net tax benefit for the second quarter of 2006. The principal reason for the change in the rate was a reduction in the expected pre-tax income for 2006. In the third quarter of 2007, the Company reduced its tax reserves by $1,517,000 due to closing tax periods in certain jurisdictions.

FORM 10-Q
PART I
ITEM 2
PAGE 21
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
Loss from equity method investment (net of tax) increased $664,000 to $756,000 from $92,000 for the same period in 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000. As described in Note 6. to the condensed consolidated financial statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and six months ended June 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.
Basic and diluted income per share was $0.02 for the second quarter of 2007 compared to $0.07 for the second quarter of 2006.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
Net revenues for the first six months of 2007 were $94,187,000, a decrease of $2,895,000, or 3.0%, as compared to $97,082,000 for the same period a year ago. The decrease in net revenues from the prior year resulted from a decrease in shipments of standard and custom products for the Brick segment of $3,907,000, partially offset by increases in V*I Chip revenues of $898,000 and Picor revenues of $114,000. Orders during the period increased by 7.2% compared with the second half of 2006. The book-to-bill ratio for the first six months of 2007 was 1.05:1 as compared to 1.01:1 for the same period a year ago, and 0.97:1 for the second half of 2006.
Gross margin for the first six months of 2007 decreased $2,385,000, or 5.7%, to $39,826,000 from $42,211,000, and decreased to 42.3% from 43.5% as a percentage of net revenues for the same period a year ago. The primary components of the decrease in gross margin dollars and percentage were due to the decrease in net revenues and product mix. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, the gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of sales for warranty costs.
Selling, general and administrative expenses were $24,176,000 for the first six months of 2007, an increase of $1,605,000, or 7.1%, over the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.7% from 23.2%. The principal components of the $1,605,000 increase were $763,000, or 8.0%, of increased compensation expense primarily due to annual compensation adjustments in May 2007, $625,000, or 62.5%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc. and Concurrent Computer Corporation (“Concurrent”) (see Part II — Item 1 — Legal Proceedings), $226,000, or 37.9%, of increased travel expenses, $189,000, or 34.0%, of increased audit and tax expenses, and $169,000, or 801.7% of increased bad debt expenses. The principal component partially offsetting the above increases was $482,000, or 26.7%, of decreased costs associated with the VIAs, primarily due to decreased commissions expense of $257,000, compensation — related expense of $101,000, sub-contract labor of $66,000 and bad debt expense of $39,000. In November 2007, the Company received a reimbursement payment of approximately $718,000 from its insurance carriers for a portion of legal costs in connection with the litigation

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
with Concurrent, reducing legal expense in the fourth quarter of 2007. Prior to the fourth quarter, it was not certain that the insurance carrier would reimburse these costs.
Research and development expenses decreased $503,000, or 3.2%, to $15,067,000 from $15,570,000, but as a percentage of net revenues remained at 16.0%. The principal components of the $503,000 decrease were $266,000, or 100%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of sales and not research and development, $89,000, or 5.3%, in decreased project materials associated with the Company’s new V*I Chip products, $109,000, or 9.1%, of decreased costs associated with the VIAs, $92,000, or 11.9%, of decreased depreciation and amortization costs, $58,000, or 6.6%, in decreased facility costs, $48,000, or 48.4%, in decreased manufacturing supplies, $43,000, or 96.1%, in decreased subcontract labor, $40,000, or 29.6%, in decreased industrial gases expense, and $36,000, or 48.6%, in decreased outside services. The principal component partially offsetting the above decreases was $259,000, or 2.6%, in increased compensation expense primarily due to annual compensation adjustments in May 2007.
In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received total payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in (Gain) loss from litigation-related settlement, net in the accompanying condensed consolidated statement of operations.
The major changes in the components of the other income (expense) for the six months ended June 30, net were as follows (in thousands):

			Increase
	2007	2006	(decrease)

Interest income	$2,512	$2,489	$ 23
Foreign currency (losses) gains	(36)	211	(247)
Minority interest in net income of subsidiaries	(89)	(304)	215
Other	96	73	23

	$2,483	$2,469	$ 14

FORM 10-Q
PART I
ITEM 2
PAGE 23
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
The increase in interest income is due to higher interest rates on the Company’s cash equivalents and short-term investments, offset by lower average balances due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 1- Legal Proceedings). The decrease in foreign currency gains is due to unfavorable exchange rates in 2007 as compared to 2006. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in minority interest in net income of subsidiaries is due to lower income at certain minority interest entities.
Income before income taxes was $4,419,000 for the first six months of 2007 compared to $6,539,000 for the same period in 2006.
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007, as well as on prior periods, was not material. The expense was also offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service. In 2006, the tax provision was based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. In the third quarter of 2007, the Company reduced its tax reserves by $1,517,000 due to closing tax periods in certain jurisdictions.
Loss from equity method investment (net of tax) increased $665,000 to $837,000 from $172,000 for the same period in 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000. As described in Note 6. to the condensed consolidated financial statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and six months ended June 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.
Diluted income per share was $0.08 for the first six months of 2007, compared to $0.14 for the first six months of 2006.

FORM 10-Q
PART I
ITEM 2
PAGE 24
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
Liquidity and Capital Resources
At June 30, 2007 the Company had $30,249,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 6.6:1 at June 30, 2007 compared to 2.8:1 at December 31, 2006. Working capital increased $356,000 from $120,890,000 at December 31, 2006 to $121,246,000 at June 30, 2007. The primary factors affecting the working capital increase were a decrease in accrual for litigation settlement of $47,410,000 and an increase in inventory of $1,582,000. These changes were offset by a decrease in cash and cash equivalents and short-term investments of $35,912,000, a decrease in insurance receivable for a litigation payment of $10,450,000 and a decrease in accounts receivable of $2,731,000. The decrease in cash and cash equivalents and in short-term investments was principally due to a net payment of $37,200,000 related to the Ericsson litigation settlement, which had been accrued for as of December 31, 2006. The primary sources of cash for the six months ended June 30, 2007 were $30,622,000 in net sales of short-term investments and $11,212,000 of net cash provided by operating activities (after adjusting for the net payment for litigation settlement of $37,200,000). The primary uses of cash for the six months ended June 30, 2007 were $37,200,000, net, for the litigation settlement, $6,327,000 for the payments of dividends, $3,140,000 for the purchase of equipment and $1,000,000 invested into GWS.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2007. As of June 30, 2007, the Company had approximately $8,541,000 remaining under the plan.
On July 25, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,242,000 was paid on August 30, 2007 to shareholders of record at the close of business on August 14, 2007. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
On February 16, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,235,000 was paid on March 27, 2007 to shareholders of record at the close of business on March 9, 2007.
During the second quarter of 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products and replacement of aging manufacturing equipment utilized by the Brick Business Unit. The Company believes that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. During the quarter ended June 30, 2007, the Company made an additional investment of $1,000,000 in GWS and agreed to a further investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November

FORM 10-Q
PART I
ITEMS 2-3
PAGE 25
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2007
(Continued)
2007. However, the Company did make the additional $1,000,000 investment in February 2008. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. Additionally, the Company had approximately $2,493,000 of capital expenditure commitments, principally for manufacturing equipment as of June 30, 2007.
Through February 25, 2008, auctions held for several of the Company’s auction rate securities with a total aggregate value of approximately $17.5 million failed. As of February 25, 2008, the Company was holding a total of approximately $44 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to 90 days. The Company is in the process of reviewing this matter in order to determine the impact, if any, on the investments’ liquidity and/or carrying value.
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
As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term investments consist mainly of municipal and corporate debt securities. These debt securities are all highly rated investments, generally with AAA/Aaa ratings, in which a significant portion have interest rates reset at auction at regular intervals. Through February 25, 2008, auctions held for several of the Company’s auction rate securities with a total aggregate value of approximately $17.5 million failed. As of February 25, 2008, the Company was holding a total of approximately $44 million in auction rate securities, the significant majority of which are student loan backed securities. The Company is in the process of reviewing this matter in order to determine the impact, if any, on the investments’ liquidity and/or carrying value.
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

FORM 10-Q
PART I
ITEM 4
PAGE 26
VICOR CORPORATION
June 30, 2007
Item 4 – Controls and Procedures
(a) Disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and Interim CFO, has concluded that our disclosure controls and procedures as of June 30, 2007 were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting described in Item (b) below as well as the fact that the Company did not file its June 30, 2007 and September 30, 2007 quarterly reports on Form 10-Q within the time period specified under the Exchange Act. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, the Company’s management, including the CEO and Interim CFO, recognizes that our disclosure controls or our internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

FORM 10-Q
PART I
ITEM 4
PAGE 27
VICOR CORPORATION
June 30, 2007
(b) Changes in internal control over financial reporting.
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of our Material Weakness
Our remediation efforts related to the material weakness which existed as of December 31, 2006 and noted in Item 9A(b) of the 2006 Annual Report on Form 10-K filed on March 15, 2007 were implemented, as follows:
•	The Company performed an overall assessment of the staffing requirements for the accounting department and obtained approval to add two positions to its corporate accounting function to assist the Company in evaluating complex and judgmental accounting and tax issues. The Company filled both of the positions. One individual began working with the Company in June 2007 and the second individual began working with the Company at the end of August 2007. In a separate development, in December 2007 the Company announced that Mark A. Glazer, Chief Financial Officer, Treasurer and Secretary transitioned to the position of Vice President of Treasury Services. Richard J. Nagel, Jr., Vice President, Chief Accounting Officer assumed the role of Interim Chief Financial Officer. The Company has begun a search for a new Chief Financial Officer, which it expects will take several months to complete.

•	Management enhanced its policies and procedures related to review of its cost-based investments for the six months ended June 30, 2007, by including input from additional members of management, including the Company’s CEO. The Company is also developing processes and controls to ensure proper accounting and reporting for the investment, now that it is accounted for under the equity method of accounting (see Note 6. to the unaudited condensed consolidated financial statements).
However, we expect that our internal controls over financial reporting will not be effective as of December 31, 2007.

FORM 10-Q
PART II
ITEM 1
PAGE 28
VICOR CORPORATION
Part II – Other Information
June 30, 2007
Item 1 – Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payment, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations.
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from the insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January, 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson — Exar — Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in Accrual for litigation settlements in the condensed consolidated balance sheet and in (Gain) loss from litigation-related settlements, net in the condensed consolidated statement of operations.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which will be paid by the Company’s insurance carriers. Both the liability to Concurrent and the receivable from the insurance carriers have been recorded in the accompanying consolidated balance sheet, reported as Accrual for litigation settlements and Insurance receivable for litigation settlements, respectively. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for the three and six months ended June 30, 2007 as a result of the settlement.

FORM 10-Q
PART II
ITEMS 1-1A
PAGE 29
VICOR CORPORATION
Part II – Other Information
June 30, 2007
Item 1 – Legal Proceedings (Continued)
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
Our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2006 because a material weakness in internal control over financial reporting existed and we expect that our internal control over financial reporting will not be effective as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we determined that our accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting and tax matters as part of its financial statement close process.
Our plans to improve the effectiveness of our internal controls and processes are in process. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our management. Further, additional deficiencies in our internal controls may be discovered in the future. If we fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. In fact, the Company did not file its June 30, 2007 and September 30, 2007 quarterly reports on Form 10-Q within the time period specified under the Exchange Act. In addition, in December 2007, the Company’s former Chief Financial Officer transitioned to the position of Vice President of Treasury Services. The Company’s Vice President, Chief Accounting Officer has assumed the role of Interim Chief Financial Officer and the Company has begun a search for a new Chief Financial Officer. However, we cannot assure you if or when a new Chief Financial Officer will be hired. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

FORM 10-Q
PART II
ITEM 1A
PAGE 30
VICOR CORPORATION
Part II – Other Information
June 30, 2007
Item 1A – Risk Factor (Continued)
If we are unable to obtain required financial information for certain investments on a timely basis, we may not be able to accurately report our financial results in the reports we file or submit under the Exchange Act, within the time periods specified.
As discussed in Note 6. to the unaudited condensed consolidated financial statements, the Company is required to account for an investment under the equity method of accounting. The Company is developing processes and controls to ensure proper accounting and reporting for the investment.
We cannot assure you that those procedures, processes and controls will be adequate to ensure that we obtain the required information in order to properly account for this investment under the equity method of accounting and allow us to file our reports under the Exchange Act on a timely basis. The lack of timely filing could prevent continued listing of the Company’s common stock on the Nasdaq Global Select Market and could have a significant impact on the trading price of our Common Stock.
The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment and could negatively impact the carrying value of the investment.
The Company’s short-term investments consist mainly of municipal and corporate debt securities in which a significant portion have interest rates reset at auction at regular intervals. Through February 25, 2008, auctions held for several of the Company’s auction rate securities with a total aggregate value of approximately $17.5 million failed. As of February 25, 2008, the Company was holding a total of approximately $44 million in auction rate securities, the significant majority of which are student loan backed securities. While these debt securities are all highly-rated investments, generally with AAA/Aaa ratings, a failure to sell at their reset dates could impact the liquidity of the investment which in turn could negatively impact the liquidity requirements of the Company. In addition, a failure to sell at their reset dates could also negatively impact the carrying value of the investment which could lead to impairment charges in future periods that could have a material adverse effect on our financial position and results of operations.

FORM 10-Q
PART II
ITEMS 2-4
PAGE 31
VICOR CORPORATION
Part II – Other Information
June 30, 2007
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
April 1 – 30, 2007	-	-	-	$8,541,000
May 1 – 31, 2007	-	-	-	$8,541,000
June 1 – 30, 2007	-	-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 - Defaults Upon Senior Securities
Not applicable.
Item 4 - Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of Stockholders of the Company was held on June 20, 2007. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.
The only matter submitted to a vote of security holders at the 2007 Annual Meeting of Stockholders was the election of directors to the Board of Directors of the Company. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee	Votes For	Votes Withheld

Patrizio Vinciarelli	139,090,166	5,883,663
Estia J. Eichten	143,045,372	1,928,457
Barry Kelleher	138,891,900	6,081,929
David T. Riddiford	143,047,693	1,926,136
Samuel Anderson	138,955,902	6,017,927
Claudio Tuozzolo	138,841,203	6,132,626
There were 0 broker non-votes and 0 abstentions on this proposal.

FORM 10-Q
PART II ITEMS 5-6 PAGE 32
VICOR CORPORATION
Part II – Other Information
June 30, 2007
Item 5 - Other Information
Not applicable.
Item 6 - Exhibits

Exhibit Number	Description

10.1	V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2007, and incorporated herein by reference)

10.2	V*I Chip Corporation Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 6, 2007, and incorporated herein by reference)

10.3	V*I Chip Corporation Form of Stock Restriction Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 6, 2007, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 10-Q
PART II
PAGE 33
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: February 26, 2008	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 26, 2008	By:	/s/ Richard J. Nagel, Jr.
Richard J. Nagel, Jr.
Interim Chief Financial Officer, Vice President, Chief Accounting Officer (Principal Financial Officer)