Form 10-Q
period 2007-09-30
VICOR CORP
filed 2008-02-27
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2742817 (I.R.S. Employer Identification No.)
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
Common Stock, $.01 par value —— 29,811,197
Class B Common Stock, $.01 par value —11,824,952

VICOR CORPORATION

FORM 10-Q PART 1 ITEM 1 PAGE 1
Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	September 30, 2007	December 31, 2006
		(As Restated)

Current assets:

Cash and cash equivalents	$49,504	$35,860
Restricted cash and short-term investments	1,045	1,045
Short-term investments	28,542	81,681
Accounts receivable, less allowance of $404 in 2007 and $583 in 2006	28,242	30,399
Insurance receivable for litigation settlements	–	12,800
Inventories, net	21,905	22,001
Deferred tax assets	3,648	3,702
Other current assets	2,505	2,181

Total current assets	135,391	189,669

Property, plant and equipment, net	50,464	51,573
Other assets	5,386	5,691

	$191,241	$246,933

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$9,843	$7,273
Accrued compensation and benefits	5,212	5,192
Accrued expenses	3,823	4,189
Accrual for litigation settlements	240	50,000
Income taxes payable	628	2,049
Deferred revenue	853	76

Total current liabilities	20,599	68,779

Deferred income taxes	4,377	4,389
Minority interests	3,679	3,593

Stockholders’ equity:

Preferred Stock	–	–
Class B Common Stock	118	119
Common Stock	384	382
Additional paid-in capital	159,011	158,021
Retained earnings	124,766	133,405
Accumulated other comprehensive income	134	72
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	162,586	170,172

	$191,241	$246,933

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)

Net revenues	$47,693	$46,932	$141,880	$144,014
Cost of revenues	29,789	26,981	84,150	81,852

Gross margin	17,904	19,951	57,730	62,162

Operating expenses:
Selling, general and administrative	12,314	11,225	36,490	33,796
Research and development	7,735	7,961	22,802	23,531
(Gain) loss from litigation-related settlements, net	0	0	(1,353)	0

Total operating expenses	20,049	19,186	57,939	57,327

Income (loss) from operations	(2,145)	765	(209)	4,835

Other income (expense), net	1,242	1,318	3,725	3,787

Income (loss) before income taxes	(903)	2,083	3,516	8,622

(Benefit) provision for income taxes	(1,616)	(379)	(1,329)	210

Loss from equity method investment (net of tax)	170	70	1,007	242

Net income	$543	$2,392	$3,838	$8,170

Net income per common share:
Basic	$0.01	$0.06	$0.09	$0.19
Diluted	$0.01	$0.06	$0.09	$0.19

Shares used to compute net income per share:
Basic	41,617	41,703	41,586	41,932
Diluted	41,715	41,771	41,657	42,212

Cash dividends per share	$0.15	$0.00	$0.30	$0.27
See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
		(As restated)

Operating activities:
Net income	$3,838	$8,170
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,928	10,621
Loss from equity method investee (net of tax)	1,007	242
Stock compensation expense	498	523
(Accretion) amortization of bond (discount) premium	(437)	14
Gain on disposals of equipment	(108)	(75)
Minority interest in net income of subsidiaries	179	417
Change in current assets and liabilities, net	(33,314)	(8,852)

Net cash (used in) provided by operating activities	(19,409)	11,060

Investing activities:
Purchases of investments	(102,060)	(105,107)
Sales and maturities of investments	155,636	109,398
Additions to property, plant and equipment	(7,427)	(4,242)
Proceeds from sale of equipment	108	0
Purchase of equity method investment	(1,000)	0
Increase in other assets	(85)	(148)

Net cash provided by (used in) investing activities	45,172	(99)

Financing activities:
Proceeds from issuance of Common Stock	495	5,566
Dividends paid	(12,569)	(11,343)
Acquisitions of treasury stock	0	(10,835)

Net cash used in financing activities	(12,074)	(16,612)

Effect of foreign exchange rates on cash	(45)	3

Net increase (decrease) in cash and cash equivalents	13,644	(5,648)

Cash and cash equivalents at beginning of period	35,860	33,703

Cash and cash equivalents at end of period	$49,504	$28,055

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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
As described in Note 6., due to an additional investment in Great Wall Semiconductor Corporation (“GWS”) in May 2007, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and nine months ended September 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (File No. 0-18277) filed by Vicor Corporation (the “Company” or “Vicor”) with the Securities and Exchange Commission.
2. Cash and Short-Term Investments
Restricted cash and short-term investments represent the amount of cash and short-term investments required to be set aside as a guarantee for certain foreign letters of credit. Restricted cash and short-term investments of $1,045,000 as of December 31, 2006, and $906,000 as of September 30, 2006 and December 31, 2005, respectively, were reclassified to conform to the 2007 presentation.
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
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
3. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Stock compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenues	$12	$16	$36	$65
Selling, general and administrative	104	92	268	271
Research and development	61	65	194	187

Total stock based compensation	$177	$173	$498	$523

4. Net Income per Share
The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(As restated)		(As restated)
Numerator:
Net income	$543	$2,392	$3,838	$8,170

Denominator:
Denominator for basic income per share-weighted average shares	41,617	41,703	41,586	41,932

Effect of dilutive securities:
Employee stock options	98	68	71	280

Denominator for diluted income per share-adjusted weighted-average shares and assumed conversions	41,715	41,771	41,657	42,212

Basic income per share	$0.01	$0.06	$0.09	$0.19

Diluted income per share	$0.01	$0.06	$0.09	$0.19

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
4. Net Income per Share (Continued)
Options to purchase 925,363 and 1,467,531 shares of Common Stock were outstanding for the three months ended September 30, 2007 and 2006, respectively, and options to purchase 1,000,808 and 611,095 shares of Common Stock were outstanding for the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
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
Inventories were as follows as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$23,039	$23,805
Work-in-process	3,072	2,319
Finished goods	4,128	4,240

	30,239	30,364
Inventory reserves	(8,334)	(8,363)

Net balance	$21,905	$22,001

6. Investments
In May 2007, the Audit Committee of the Board of Directors approved an additional investment of $1,000,000 in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) and agreed to an additional investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November 2007. However, the Company did make the additional $1,000,000 investment in February 2008, which will increase its ownership in GWS to approximately 30%. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment. The Company’s total gross investment in GWS was $4,000,000 as of September 30, 2007 and $3,000,000 as of December 31, 2006. GWS designs, develops and manufactures high performance power semiconductors. A director of Vicor is the founder, President, Chairman of the Board, Chief Executive Officer and the majority voting shareholder of GWS.
The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003),

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
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
In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with FAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date. The amounts included in other assets in the accompanying consolidated balance sheets related to the net GWS investment were $818,000 and $826,000 as of September 30, 2007 and December 31, 2006, respectively, as follows (in thousands):

	September 30, 2007	December 31, 2006

Equity method goodwill	$762	$775
Intangible assets, net of amortization	56	51

	$818	$826

The negative net equity of GWS was approximately ($900,000) at September 30, 2007 and ($1,000,000) at December 31, 2006.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
6. Investments (Continued)
Loss from equity method investment (net of tax) for the three and nine months ended September 30 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(As restated)		(As restated)
Allocation of losses from equity method investment (net of tax)	$159	$33	$307	$123
Amortization of intangible assets (net of tax)	11	37	80	119
Other than temporary decline in investment	-	-	620	-

	$170	$70	$1,007	$242

The following financial statement line items for fiscal year 2006 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GWS (in thousands except for per share amounts):

	As Restated	As Previously Reported
As of December 31, 2006:
Other assets	$5,691	$6,865
Total assets	246,933	248,107
Retained earnings	133,405	134,579
Total stockholder’s equity	170,172	171,346

Three months ended September 30, 2006:
Loss from equity method investment, net	$70	$-
Net income	2,392	2,462
Net income per share — diluted	0.06	0.06

Nine months ended September 30, 2006:
Loss from equity method investment, net	$242	$-
Net income	8,170	8,412
Net income per share — diluted	0.19	0.20
As a result of the accounting change, retained earnings as of January 1, 2006 decreased by $1,853,000 from $175,660,000 to $173,807,000 due to the expensing of IPR&D of $908,000, the allocation of equity method investment losses of $643,000 and amortization expense for the acquired intangible assets of

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
6. Investments (Continued)
$302,000. This represents the retroactive application of the equity method of accounting for the period from August 2003, the date of the Company’s initial investment in GWS, through December 31, 2005.
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
Product warranty activity for the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	2007	2006

Balance at the beginning of the period	$1,046	$755
Accruals for warranties for products sold in the period	637	144
Fulfillment of warranty obligations	(443)	(130)
Revisions of estimated obligations	(275)	(143)

Balance at the end of the period	$965	$626

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
8. Income Taxes
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007, as well as on prior periods, was not material. The expense was also partially offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in tax reserves discussed below. In 2006, the tax provision was based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards and the reduction in tax reserves discussed below. In the third quarter of 2007 and 2006, the Company reduced its tax reserves by $1,517,000 and $618,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary.
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
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At September 30, 2007, the total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, is approximately $1,300,000, including accrued interest, all of which, if recognized, may decrease the Company’s income tax provision and effective tax rate. Included in the balance of unrecognized tax benefits at September 30, 2007 is approximately $1,000,000, including interest, related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months, principally due to the closing of tax years in certain jurisdictions.

FORM 10-Q
PART I
ITEM 1
PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
8. Income Taxes (Continued)
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company had accrued approximately $380,000 for the potential payment of interest and recorded approximately $25,000 and $125,000 of income tax expense for interest, net of related tax benefits, for the three and nine months ended September 30, 2007.
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
9. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net income	$543	$2,392	$3,838	$8,170
Foreign currency translation gain (loss)	88	(40)	58	(14)
Unrealized (losses) gains on available for sale securities	(2)	41	4	140

Comprehensive income	$629	$2,393	$3,900	$8,296

10. Legal Proceedings
Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent /Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received total payments of $1,770,000 in full settlement of the Company’s Reset Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April

FORM 10-Q
PART I
ITEM 1
PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
10. Legal Proceedings (Continued)
2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the gain, net of a $177,000 contingency accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations. On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from the insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January, 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in Accrual for litigation settlements in the condensed consolidated balance sheet and in (Gain) loss from litigation-related settlements, net in the condensed consolidated statement of operations.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which will be paid by the Company’s insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for the three and nine months ended September 30, 2007 as a result of the settlement.
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
September 30, 2007
(Unaudited)
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
ITEM 1
PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2007
(Unaudited)
11. Segment Information (Continued)
The following table provides significant segment financial data as of and for the three months ended September 30, 2007 and 2006 (in thousands):

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total
2007:
Net revenues	$45,220	$2,404	$1,101	$-	$(1,032)	$47,693
Income (loss) from operations	4,718	(6,179)	(697)	(126)	139	(2,145)
Total assets	138,902	12,078	7,348	107,263	(74,350)	191,241
Depreciation and amortization	1,753	519	96	376	-	2,744

2006:
Net revenues	$46,249	$517	$1,208	$-	$(1,042)	$46,932
Income (loss) from operations	7,419	(6,350)	(279)	(214)	189	765
Total assets (as restated)	110,382	8,550	7,072	149,975	(43,980)	231,999
Depreciation and amortization	2,249	485	84	466	-	3,284
The following table provides significant segment financial data as of and for the nine months ended September 30, 2007 and 2006 (in thousands):

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total
2007:
Net revenues	$136,697	$4,797	$3,378	$-	$(2,992)	$141,880
Income (loss) from operations	18,485	(17,816)	(1,995)	691	426	(209)
Total assets	138,902	12,078	7,348	107,263	(74,350)	191,241
Depreciation and amortization	5,779	1,507	308	1,334	-	8,928

2006:
Net revenues	$141,631	$1,984	$2,616	$-	$(2,217)	$144,014
Income (loss) from operations	24,857	(18,302)	(1,635)	(769)	684	4,835
Total assets (as restated)	110,382	8,550	7,072	149,975	(43,980)	231,999
Depreciation and amortization	7,493	1,404	240	1,484	-	10,621
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
September 30, 2007
(Unaudited)
12. Dividends (Continued)
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
13. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which the Company must adopt for the fiscal year ending December 31, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not determined the impact, if any, that FAS 157 will have on its financial position or results of operations.
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
September 30, 2007
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
September 30, 2007
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
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete summary of the critical accounting policies and estimates. See below for a discussion of a change in the accounting for the Company’s investment in Great Wall Semiconductor Corporation.

FORM 10-Q
PART I
ITEM 2
PAGE 18
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
Other Investments
The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No.46 Revised (FIN 46R), “Consolidation of Variable Interest Entities”. As discussed in Note 6. to the unaudited condensed consolidated financial statements, the Company previously accounted for the investment in Great Wall Semiconductor Corporation (“GWS”) under APB 18 as a cost method investment as management believed it did not have significant influence over GWS. An additional investment in GWS in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives the Company significant influence over GWS. As a result of the additional investment, the Company is required to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements to reflect the equity method of accounting, in accordance with APB 18.
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
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
Net revenues for the third quarter of 2007 were $47,693,000, an increase of $761,000 or 1.6%, as compared to $46,932,000 for the same period a year ago, and an increase of 1.0% on a sequential basis from the second quarter of 2007. The increase in net revenues from the prior year resulted primarily from an increase in V*I Chip revenues of $1,806,000, partially offset by a decrease in shipments of standard and custom products for the Brick segment of $1,028,000. Additionally, orders during the quarter increased by 8.8% compared with the second quarter of 2007. The book-to-bill ratio for the third quarter of 2007 was 1.17:1 as compared to 1.00:1 for the third quarter of 2006 and 1.09:1 in the second quarter of 2007.

FORM 10-Q
PART I
ITEM 2
PAGE 19
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
Gross margin for the third quarter of 2007 decreased $2,047,000, or 10.3%, to $17,904,000 from $19,951,000 for the third quarter of 2006, and decreased to 37.5% from 42.5% as a percentage of net revenues. The primary components of the decrease in gross margin dollars and percentage were due to product mix as well as an issue with certain product returns and warranty expense. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of sales for warranty costs.
Selling, general and administrative expenses were $12,314,000 for the period, an increase of $1,089,000 or 9.7%, from $11,225,000 for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.8% from 23.9%. The principal components of the $1,089,000 increase were $529,000, or 11.3%, of increased compensation expense primarily due to annual compensation adjustments in May 2007, $371,000, or 97.3%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc., Exar Corporation and Rohm Device USA, LLC, and Concurrent Computer Corporation (“Concurrent”) (see Part II — Item 1 — Legal Proceedings), $136,000, or 48.8%, in increased travel expenses, $86,000, or 11.7%, in increased expenses associated with the Vicor Integration Architects (“VIAs”), $76,000, or 26.5%, in increased audit and tax expenses, and $61,000, or 5.3%, in increased commissions expense, which was partially offset by a decrease in training expense of $93,000, or 24.0%, as well as a decrease in bad debt expense of $93,000, or 68.8%. The increases in VIA expenses was principally due to increased employee benefit plan expense of $79,000, and increased bad debt of $39,000, and partially offset by $49,000 of decreased sub-contract labor costs. In November 2007, the Company received a reimbursement payment of approximately $718,000 from its insurance carriers for a portion of legal costs in connection with the litigation with Concurrent, reducing legal expense in the fourth quarter of 2007. Prior to the fourth quarter, it was not certain that the insurance carrier would reimburse these costs.
Research and development expenses decreased $226,000 or 2.8%, to $7,735,000, from $7,961,000 and decreased as a percentage of net revenues to 16.2% from 17.0% from the same period in 2006. The principal components of the $226,000 decrease were $169,000, or 100%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of sales and not research and development, $96,000, or 14.9%, of decreased expenses associated with the VIAs, $40,000, or 3.6%, of decreased project materials, $36,000, or 8.0%, of decreased facilities expense, and $22,000, or 5.7%, of decreased depreciation expense, which was partially offset by an increase of $170,000, or 3.5%, of increased compensation expense primarily due to annual compensation adjustments in May 2007. The decrease in VIA expenses was principally due to decreased supplies and services of $94,000.

FORM 10-Q
PART I
ITEM 2
PAGE 20
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
The major changes in the components of the other income (expense) for the three months ended September 30, net were as follows (in thousands):

			Increase
	2007	2006	(decrease)

Interest income	$983	$1,483	$(500)
Foreign currency gains (losses)	185	(94)	279
Minority interest in net income of subsidiaries	(90)	(113)	23
Gain on disposals	86	-	86
Other	78	42	36

	$1,242	$1,318	$(76)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 1- Legal Proceedings). The increase in foreign currency gains is due to favorable exchange rates in 2007 as compared to 2006. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in minority interest in net income of subsidiaries is due to lower income at certain minority interest entities.
Income (loss) before income taxes was $(903,000) for the third quarter of 2007 compared to $2,083,000 for the same period in 2006.
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards, the release of certain valuation allowances related to temporary book versus tax differences and the reduction in the tax reserves discussed below. In 2006, the tax provision is based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. During the third quarter of 2006, the estimated tax rate for 2006 was reduced from 17% to 9%, which resulted in a net tax benefit for the third quarter of 2006. The principal reason for the change in the rate was a reduction in the expected pre-tax income for 2006. In the third quarter of 2007 and 2006, the Company reduced its tax reserves by $1,517,000 and $618,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary.

FORM 10-Q
PART I
ITEM 2
PAGE 21
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
Loss from equity method investment (net of tax) increased $100,000 to $170,000 from $70,000 for the same period in 2006. This was principally due to higher equity method investment losses allocated to the Company. As described in Note 6. to the condensed consolidated financial statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and nine months ended September 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.
Basic and diluted income per share was $0.01 for the third quarter of 2007 compared to $0.06 for the third quarter of 2006.
Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006
Net revenues for the first nine months of 2007 were $141,880,000, a decrease of $2,134,000 or 1.5%, as compared to $144,014,000 for the same period a year ago. The decrease in net revenues from the prior year resulted from a decrease in shipments of standard and custom products for the Brick segment of $4,934,000, partially offset by increases in V*I Chip revenues of $2,703,000 and Picor revenues of $97,000. Orders during the period increased by 15.1% compared with the last nine months of 2006. The book-to-bill ratio for the first nine months of 2007 was 1.09:1 as compared to 1.00:1 for the same period a year ago, and 0.93:1 for the last nine months of 2006.
Gross margin for the first nine months of 2007 decreased $4,432,000, or 7.1%, to $57,730,000 from $62,162,000, and decreased to 40.7% from 43.2% as a percentage of net revenues for the same period a year ago. The primary components of the decrease in gross margin dollars and percentage were due to the decrease in net revenues, product mix and an issue with certain product returns and warranty expense. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of sales for warranty costs.
Selling, general and administrative expenses were $36,490,000 for the first nine months of 2007, an increase of $2,694,000, or 8.0%, over the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.7% from 23.5%. The principal components of the $2,694,000 increase were $1,292,000, or 9.1%, of increased compensation expense primarily due to annual compensation adjustments in May 2007, $996,000, or 72.1%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc., Exar Corporation and Rohm Device USA, LLC, and Concurrent Computer Corporation (“Concurrent”) (see Part II — Item 1 — Legal Proceedings), $362,000, or 41.4%, of increased travel expenses, $264,000, or 31.4%, of increased audit and tax expenses, $143,000, or 4.1%, of increased

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
commissions due to changes in the mix of revenues subject to commissions, and $113,000, or 44.0%, of increased outside services. The principal components partially offsetting the above increases were $105,000, or 10.7%, of decreased training expenses and $397,000, or 15.6%, of decreased costs associated with the VIAs, primarily due to a decreased commissions expense of $265,000 and decreased sub-contract labor costs of $115,000. In November 2007, the Company received a reimbursement payment of approximately $718,000 from its insurance carriers for a portion of legal costs in connection with the litigation with Concurrent, reducing legal expense in the fourth quarter of 2007. Prior to the fourth quarter, it was not certain that the insurance carrier would reimburse these costs.
Research and development expenses decreased $729,000, or 3.1%, to $22,802,000 and decreased as a percentage of net revenues to 16.1% from 16.3%. The principal components of the $729,000 decrease were $435,000, or 100%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of sales and not research and development, $129,000, or 4.7%, in decreased project materials associated with the Company’s new V*I Chip products, $205,000, or 11.2%, of decreased costs associated with the VIAs, $114,000, or 9.9%, of decreased depreciation and amortization costs, $94,000, or 7.1%, of decreased facility costs, $50,000, or 38.5%, of decreased manufacturing supplies, $43,000, or 96.2%, of decreased sub-contract labor costs, and $40,000, or 23.8%, of decreased travel expenses. The principal component partially offsetting the above decreases was $429,000, or 2.9%, in increased compensation expense primarily due to annual compensation adjustments in May 2007.
In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which, the Company received total payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in (Gain) loss from litigation-related settlement, net in the accompanying condensed consolidated statement of operations.

FORM 10-Q
PART I
ITEM 2
PAGE 23
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
The major changes in the components of the other income (expense) for the nine months ended September 30, net were as follows (in thousands):

			Increase
	2007	2006	(decrease)

Interest income	$3,494	$3,965	$(471)
Foreign currency gains	149	117	32
Minority interest in net income of subsidiaries	(179)	(417)	238
Gain on disposals	108	75	33
Other	153	47	106

	$3,725	$3,787	$(62)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 1- Legal Proceedings). The increase in foreign currency gains is due to favorable exchange rates in 2007 as compared to 2006. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in minority interest in the net income of subsidiaries was due to lower income at certain minority interest entities.
Income before income taxes was $3,516,000 for the first nine months of 2007 compared to $8,622,000 for the same period in 2006.
In 2007, the tax provision is based on the estimated annual effective tax rate for 2007, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007, as well as on prior periods, was not material. The expense was also offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in the tax reserves discussed below. In 2006, the tax provision was based on an estimated annual effective tax rate for 2006, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit

FORM 10-Q
PART I
ITEM 2
PAGE 24
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
carryforwards. In the third quarter of 2007 and 2006, the Company reduced its tax reserves by $1,517,000 and $618,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary.
Loss from equity method investment (net of tax) increased $765,000 to $1,007,000 from $242,000 for the same period in 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000 in the second quarter and due to higher equity method investment losses allocated to the Company. As described in Note 6. to the condensed consolidated financial statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three and nine months ended September 30, 2006 and as of December 31, 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.
Diluted income per share was $0.09 for the first nine months of 2007, compared to $0.19 for the first nine months of 2006.
Liquidity and Capital Resources
At September 30, 2007 the Company had $49,504,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 6.6:1 at September 30, 2007 compared to 2.8:1 at December 31, 2006. Working capital decreased $6,098,000 from $120,890,000 at December 31, 2006 to $114,792,000 at September 30, 2007. The primary factors affecting the working capital decrease was a decrease in cash and cash equivalents and short-term investments of $39,495,000, a decrease in insurance receivable for a litigation payment of $12,800,000 and a decrease in accounts receivable of $2,157,000. The decreases were partially offset by a decrease in total current liabilities of $48,180,000 which was primarily due to the decrease in accrual for litigation settlement of $50,000,000. The decrease in cash and cash equivalents and short-term investments was principally due to a net payment of $37,200,000 related to the Ericsson litigation settlement, which had been accrued for as of December 31, 2006. The primary source of cash for the nine months ended September 30, 2007 were $53,576,000 in net sales of short-term investments and $17,791,000 of net cash provided by operating activities (after adjusting for the net payment for litigation settlement of $37,200,000). The primary uses of cash for the nine months ended September 30, 2007 were $37,200,000, net, for the litigation settlement, $12,569,000 for the payments of dividends, $7,427,000 for the purchase of equipment and $1,000,000 invested in GWS.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2007. As of September 30, 2007, the Company had approximately $8,541,000 remaining under the plan.

FORM 10-Q
PART I
ITEM 2
PAGE 25
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2007
(Continued)
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
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products and replacement of aging manufacturing equipment utilized by the Brick Business Unit. The Company believes that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. During the quarter ended June 30, 2007, the Company made an additional investment of $1,000,000 in GWS and agreed to a further investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November 2007. However, the Company did make the additional $1,000,000 investment in February 2008. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. Additionally, the Company had approximately $792,000 of capital expenditure commitments, principally for manufacturing equipment as of September 30, 2007.
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
PAGE 26
VICOR CORPORATION
September 30, 2007
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates.
As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term investments consist mainly of municipal and corporate debt securities. These debt securities are all highly rated investments, generally with AAA/Aaa ratings, in which a significant portion have interest rates reset at auction at regular intervals. Through February 25, 2008, auctions held for several of the Company’s auction rate securities with a total aggregate value of approximately $17.5 million failed. As of February 25, 2008, the Company was holding a total of approximately $44 million in auction rate securities, the significant majority of which are student loan backed securities. The Company is in the process of reviewing this matter in order to determine the impact, if any, on the investments liquidity and/or carrying value.
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
Item 4 — Controls and Procedures
(a) Disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and Interim CFO, has concluded that our disclosure controls and procedures as of September 30, 2007 were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting described in Item (b) below as well as the fact that the Company did not file its June 30, 2007 and September 30, 2007 quarterly reports on Form 10-Q within the time specified under the Exchange Act. A material weakness is a

FORM 10-Q
PART I
ITEM 4
PAGE 27
VICOR CORPORATION
September 30, 2007
(a) Disclosure controls and procedures (Continued)
control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.
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
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART I
ITEM 4
PAGE 28
VICOR CORPORATION
September 30, 2007
(b) Changes in internal control over financial reporting (Continued).
Remediation of our Material Weakness
Our remediation efforts related to the material weakness which existed as of December 31, 2006 and noted in Item 9A(b) of the 2006 Annual Report on Form 10-K filed on March 15, 2007 were implemented, as follows:
•	The Company performed an overall assessment of the staffing requirements for the accounting department and obtained approval to add two positions to its corporate accounting function to assist the Company in evaluating complex and judgmental accounting and tax issues. The Company filled both of the positions. One individual began working with the Company in June 2007 and the second individual began working with the Company at the end of August 2007. In a separate development, in December 2007 the Company announced that Mark A. Glazer, Chief Financial Officer, Treasurer, and Secretary transitioned to the position of Vice President of Treasury Services. Richard J. Nagel, Jr., Vice President, Chief Accounting Officer assumed the role of Interim Chief Financial Officer. The Company has begun a search for a new Chief Financial Officer, which it expects it will take several months to complete.

•	Management enhanced its policies and procedures related to review of its cost-based investments for the nine months ended September 30, 2007, by including input from additional members of management, including the Company’s CEO. The Company is also developing processes and controls to ensure proper accounting and reporting for the investment, now that it is accounted for under the equity method of accounting (see Note 6. to the unaudited condensed consolidated financial statements).
However, we expect that our internal controls over financial reporting will not be effective as of December 31, 2007.

FORM 10-Q
PART II
ITEM 1
PAGE 29
VICOR CORPORATION
Part II – Other Information
September 30, 2007
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
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from the insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January, 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in Accrual for litigation settlements in the condensed consolidated balance sheet and in (Gain) loss from litigation-related settlements, net in the condensed consolidated statement of operations.
On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which will be paid by the Company’s insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for three and nine months ended September 30, 2007 as a result of the settlement.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with

FORM 10-Q
PART II
ITEMS 1-1A
PAGE 30
VICOR CORPORATION
Part II – Other Information
September 30, 2007
Item 1 – Legal Proceedings (Continued)
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

FORM 10-Q
PART II
ITEMS 1A-2
PAGE 31
VICOR CORPORATION
Part II – Other Information
September 30, 2007
Item 1A – Risk Factors (Continued)
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
July 1 – 31, 2007	-	-	-	$8,541,000
August 1 – 31, 2007	-	-	-	$8,541,000
September 1 – 30, 2007	-	-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

FORM 10-Q
PART II
ITEMS 3-6
PAGE 32
VICOR CORPORATION
Part II – Other Information
September 30, 2007
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