Form 10-K
period 2007-12-31
VICOR CORP
filed 2008-03-19
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(g) of the Act:
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $260,538,271 as of June 30, 2007.

On February 29, 2008, there were 29,851,286 shares of Common Stock outstanding and 11,785,052 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2008 annual meeting of stockholders are incorporated by reference into Part III.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the derivation of a substantial portion of the Company’s sales in each quarter from orders booked in the same quarter, the Company’s plans to invest in research and development and manufacturing equipment, the Company’s belief regarding market risk being mitigated because of limited foreign exchange fluctuation exposure, the Company’s continued success depending in part on its ability to attract and retain qualified personnel, the Company’s belief that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient for the foreseeable future, the Company’s intention regarding protecting its rights under its patents and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, to successfully leverage the V*I Chips in standard products to promote market acceptance of Factorized Power, to develop or maintain an effective system of internal controls, to obtain required financial information for certain investments on a timely basis, and factors impacting the Company’s various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, the failure of auction rate securities to sell at their reset dates as well as those factors described in the risk factors set forth in this Annual Report on Form 10-K under Part I, Item I — “Business,” — “Competition,” — “Patents,” and — “Licensing,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, and 8-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

In 1986, the Company formed Westcor Corporation (“Westcor”). During 1990, Westcor was merged into the Company and became a division. Westcor manufactures configurable products at its location in Sunnyvale, California. In 1987, the Company formed VLT Corporation as its licensing subsidiary. During 2000, the Company reincorporated VLT Corporation in California by merging it with and into VLT, Inc., a wholly owned subsidiary of the Company. In 1990, the Company established a Technical Support Center in Germany. In 1995, the Company established Technical Support Centers in France, Italy, Hong Kong, and England. Also in 1995, the Company established Vicor Integration Architects (“VIAs”), most of which are majority-owned subsidiaries. VIAs provide customers with local design and manufacturing services for turnkey custom power solutions. At December 31, 2007 there were six (6) VIAs operating in the United States. In 1996, the Company established Vicor B.V., a Netherlands company, which serves as a European Distribution Center. In 1998, the Company acquired the principal assets of the switching power supply businesses owned by the Japan Tobacco, Inc. group and established a direct presence in Japan through a new subsidiary called Vicor Japan Company, Ltd. (“VJCL”). VJCL markets and sells the Company’s products and provides customer support in Japan. In 2001, the Company established Picor Corporation (“Picor”), a subsidiary which designs, develops and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications. In 2007, the Company established V*I Chip Corporation as a wholly-owned subsidiary of Vicor which designs, develops, manufactures and markets the Company’s FPA products. The Company’s Common Stock became publicly traded on the NASDAQ National Market System in April 1990. All of the above named entities are consolidated in the Company’s financial statements.

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

The Products

Power systems are incorporated into virtually all electronic products, such as computers and telecommunications equipment, to convert electric power from a primary source, for example a wall outlet or battery source, into the stable DC voltages required by electronic circuits. Because power systems are arranged in a myriad of application-specific configurations, the Company’s basic strategy is to exploit the density and performance advantages of its technology by offering comprehensive families of economical, component-level building blocks which can be used to configure a power system specific to a user’s needs. In addition to component-level power converters, which serve as modular power system building blocks, the Company also manufactures and sells complete configurable power systems, accessory products, and custom power solutions. The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” or “Brick”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, VIAs and VJCL. The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s FPA products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications. The Company’s principal product lines include:

Brick Products

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

VI-HAMs (Harmonic Attenuator Modules) are universal-AC-input, power-factor-correcting front ends for use with compatible power converters. VI-AIMs (AC Input Modules) provide input filtering, transient protection and rectification of the AC line. VI-IAMs (Input Attenuator Modules) provide the DC input filtering and transient protection required in industrial and telecommunications markets. VI-RAMs (Ripple Attenuator Modules) condition converter module outputs for extremely low noise systems. In 1998, the Company doubled the power capability of its component-level AC front end, the VI-ARM (AC Rectifier Module). This front end product is packaged in the same “Micro” package and includes a microcontroller that tracks the AC line to ensure correct operation for domestic or international line voltages. In addition, two accessory products for the 48 Volt input Maxi, Mini, and Micro family were introduced in 1999: the FiltMod for input filtering and the IAM48 for transient and spike protection. In 2000, the FARM and FIAM were introduced. The FARM combines autoranging AC input capability with filtering to simplify the design of AC-DC systems. The FIAM combines filtering and transient suppression for 48 volt input applications. In 2005, the High-Boost HAM was introduced. This product can be combined with standard Maxi, Mini and Micro DC-DC converters, greatly improving power density and cost effectiveness in AC-DC designs.

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

V*I Chip Products

In April 2003, the Company announced the introduction of a new power system architecture based on an array of proprietary power conversion technologies called Factorized Power Architecture (“FPA”). The Company believes FPA will provide power system designers with enhanced performance at a lower cost than attained with conventional DPA. Factorized Power maximizes the competitiveness of a power system with a high degree of systems flexibility, power density, conversion efficiency, transient responsiveness, noise performance and reliability. FPA is enabled by power conversion components called V*I Chips or “VICs”. V*I Chips deliver up to 320 Watts of power in a surface-mount (“SMD”) J-lead package occupying less than 0.3 cubic-inch of space, with power densities up to 1,100 Watts per cubic-inch, which represents a seven to eight times improvement over the Company’s Maxi, Mini and Micro products.

In May 2003, the Company introduced the first family of products based on this new technology, 48 Volt to 12 Volt Bus Converter Modules (“BCM”) for conventional Intermediate Bus Architecture applications. In July 2003, the Company introduced its first V*I Chiptm Voltage Transformation Module (“VTM”). VTMs are designed to meet the demands of advanced Digital Signal Processors (“DSP”), Field Programmable Gate Arrays (“FPGA”), Application Specific Integrated Circuits (“ASIC”), processor cores and microprocessor applications at the point of load (“POL”) while providing isolation from input to output. They may be paralleled to deliver hundreds of Amperes. In January 2004, the Company announced the availability of the first members of its 48 Volt Intermediate Bus Converter Modules (“IBCs”). Offered in standard 1/4 brick format and operating from a 38-55 Volt DC input, the IBC family consists of ten fixed ratio standard models with nominal outputs from 3 to 48 Volt DC delivering up to 100 Amperes or 600 Watts. Additional VTM and BCM products were introduced throughout 2004.

In 2005, the Company completed the matrix of 48 Volt V*I Chips: the 36-75 Volt input Pre-Regulator Module (“PRM”), which can operate from the wide DC input voltages normally encountered in telecommunications systems and the complete line of VTMs compatible with this PRM. With these devices, 48 Volt FPA systems can be implemented with regulated and isolated outputs between 0.8-55 Volt DC. In addition, several V•I Chip specialty products were designed for and delivered to specific customers for them to evaluate for use in potential applications where V•I Chips can enable significant market advantages. High voltage (380 volts) BCM products were introduced to provide “power factor correction — to — processor” down conversion. MIL — COTS rated products for defense applications were qualified and released for production in 2007.

Picor Products

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

Sales and Marketing

The Company sells its products through a network of 28 independent sales representative organizations in North and South America and internationally, through 36 independent distributors. Sales activities are managed by a staff of Area Directors and Regional and National Account Sales Managers and sales personnel based at the Company’s world headquarters in Andover, Massachusetts, its Westcor division in Sunnyvale, California, a Technical Support Center in Lombard, Illinois, a VIA location in Oceanside, California, in its Technical Support Center subsidiaries in Munich, Germany; Camberley Surrey, England; Milan, Italy; Paris, France; Hong Kong and in its subsidiary in Tokyo, Japan.

Export sales, as a percentage of total net revenues, were approximately 37% in 2007 and 2006, and 42%, in 2005, respectively.

Because of the technical nature of the Company’s product lines, the Company engages a staff of Field Applications Engineers to support the Company’s sales activities. Field Application Engineers provide direct technical sales support worldwide to existing and potential customers by reviewing new applications and technical matters with existing and potential customers. Product Specialists (Product Line Engineers) located in Andover , Massachusetts support field application engineers assigned to all company locations. The Company generally warrants its products for a period of two years.

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
Marine Products
Commercial Avionics

For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of net revenues.

Backlog

As of December 31, 2007, the Company had a backlog of approximately $46.7 million compared to $36.4 million at December 31, 2006. Backlog is comprised of orders for products, which have a scheduled shipment date within the next 12 months. The Company believes that a substantial portion of sales in each quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of its long-term strategy, the Company is committed to the continued advancement of power conversion technology and power component product development. The Company’s research and development efforts are focused in four areas: continued enhancement of the Company’s patented technology; expansion of the Company’s families of component level DC-DC converter products; development of the new FPA products and power management integrated circuits; and continued development of configurable products based upon market opportunities. The Company invested approximately $30.4 million, $31.4 million and $29.5 million in research and development in 2007, 2006 and 2005, respectively. Investment in research and development represented 15.5%, 16.3% and 16.4% of net revenues in 2007, 2006 and 2005, respectively. The Company plans to continue to invest a significant percentage of revenues into research and development.

Manufacturing

The Company’s principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.

The Company continues to pursue a strategy based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment to reduce manufacturing costs, increase product quality and reliability and enable rapid and effective expansion of capacity, as needed. The Company plans to make continuing investments in manufacturing equipment, particularly for the Company’s new FPA products (see Part I, Item I — “The Products — Factorized Power Architecture”) and replacement of aging manufacturing equipment utilized by the Brick Business Unit.

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

Competition

The power conversion industry is highly competitive. Many power supply manufacturers target markets similar to those of the Company. Representative examples of these manufacturers are: Lambda Electronics, a subsidiary of TDK Corporation; Lineage Power (formerly Tyco Electronics Power Systems, now owned by the Gores Group); Artesyn Technologies and Astec Power, subsidiaries of Emerson Electric Co., Power-One, Inc., and Murata Power Solutions, a subsidiary of Murata Manufacturing Co. Although certain of the Company’s competitors have significantly greater financial and marketing resources and longer operating histories than the Company, the Company believes that it has a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. The Company bases its competitive strategy on technical innovation, product performance, service and technical support, and in offering a broad product line. The principal methods of competition in the markets in which the Company’s products compete are price, performance and the level of service and technical support offered.

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

The Company has been issued 105 patents in the United States (which expire between 2008 and 2025), and 2 in Far East (which expire in 2008). The Company also has a number of patent applications pending in the United States, Europe and the Far East. The Company intends to vigorously protect its rights under its patents. Although the Company believes that patents are an effective way of protecting its technology, there can be no assurances that the Company’s patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”). While some of the Company’s patents are deemed materially important to the Company’s operations, the Company believes that no one patent is essential to the success of the Company.

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

Employees

As of December 31, 2007, the Company employed approximately 1,036 full time and 78 part time people. The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, the Company has not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs (see Part I, Item IA — “Risk Factors”).

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

The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on our results of operations. If we fail to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, our competitive position and results of operations could be materially adversely affected. Specifically, we may not be successful in leveraging the V*I Chips in standard products to promote market acceptance of Factorized Power.

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

Our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2007 and 2006 because a material weakness in internal control over financial reporting existed. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we determined that our accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting, tax and financial reporting matters within the financial statement close process, including accounting for the Company’s related-party investment in Great Wall Semiconductor Corporation, accounting for income taxes, accounting for complex revenue transactions, and accounting for judgmental accrued liabilities.

Our plans to improve the effectiveness of our internal controls and processes are in process. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our management. Further, additional deficiencies in our internal controls may be discovered in the future. If we fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. In fact, the Company did not file its June 30, 2007 and September 30, 2007 quarterly reports on Form 10-Q within the time period specified under the Exchange Act. In addition, in December 2007, the Company’s former Chief Financial Officer transitioned to the position of Vice President of Treasury Services. The Company’s Vice President, Chief Accounting Officer has assumed the role of Interim Chief Financial Officer. The Company is in the process of a search for a new Chief Financial Officer. However, we cannot assure you if or when a new Chief Financial Officer will be hired. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

If we are unable to obtain required financial information for certain investments on a timely basis, we may not be able to accurately report our financial results in the reports we file or submit under the Exchange Act, within the time periods specified.

The Company is required to account for an investment under the equity method of accounting. The Company has developed processes and controls to ensure proper accounting and reporting for the investment. We cannot assure you that those procedures, processes and controls will be adequate to ensure that we obtain the required information in order to properly account for this investment under the equity method of accounting and allow us to file our reports under the Exchange Act on a timely basis. The lack of timely filing could prevent continued listing of the Company’s common stock on the Nasdaq Global Select Market and could have a significant impact on the trading price of our Common Stock.

The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment and could negatively impact the carrying value of the investment.

The Company’s short-term investments consist mainly of municipal and corporate debt securities in which a significant portion are invested in auction rate securities, the significant majority of which are student loan backed securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with longer contractual maturities that range, for our holdings, from 13 to 39 years. At the end of each reset period, investors can typically sell at auction or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities. While these debt securities are all highly-rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could impact the liquidity of the investment which in turn could negatively impact the liquidity requirements of the Company. In addition, continued failure to sell at their reset dates could also negatively impact the carrying value of the investment which could lead to impairment charges in future periods should a decline in the value of those securities be other than temporary, which could have a material adverse effect on our financial position and results of operations.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

The Company has not received written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2007 and remain unresolved. There are no unresolved comments from the Securities and Exchange Commission as of December 31, 2007.

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

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, had been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payment, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations.

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

On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which would be paid by the Company’s insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for the year ended December 31, 2007 as a result of the settlement.

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2007	High	Low

First Quarter	$11.62	$8.78
Second Quarter	13.54	9.06
Third Quarter	14.99	10.81
Fourth Quarter	15.60	12.05

2006	High	Low

First Quarter	$20.50	$15.09
Second Quarter	23.38	14.80
Third Quarter	16.70	9.54
Fourth Quarter	13.29	10.79

As of February 29, 2008, there were approximately 274 holders of record of the Company’s Common Stock and approximately 17 holders of record of the Company’s Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

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

On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 will be paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as Part	that May Yet be
	of Shares		of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 — 31, 2007	—	$—	—	$8,541,000
November 1 — 30, 2007	—	—	—	8,541,000
December 1 — 31, 2007	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of the Corporation’s Common Stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and an index of peer group companies selected by the Company (the “Peer Group”). The Peer Group consists of the following ten (10) publicly-traded companies in the specialty electronic component industry: Analog Devices Incorporated; Intel Corporation; Linear Technology Corporation; LSI Logic Corporation; Xilinx Incorporated; Maxim Integrated Products, Inc.; Semtech Corporation; Intersil Corporation; RF Micro Devices, Inc. and Altera Corporation.

The graph assumes an investment of $100 on December 31, 2002 in each of the Company’s Common Stock, the S&P 500 Index and the Peer Group, and assumes reinvestment of all dividends. The peer group indices used in the graph are market capitalization-weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and Peer Group Companies

	2002	2003	2004	2005	2006	2007
Vicor Corporation	$100.00	$138.32	$158.93	$191.67	$136.45	$196.83
S&P 500 Index	$100.00	$128.68	$142.67	$149.65	$173.28	$182.81
Peer Group Companies	$100.00	$196.12	$149.03	$154.87	$132.97	$161.85

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005 and with respect to the Company’s balance sheets as of December 31, 2007 and 2006 are derived from the Company’s consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2005 and 2004 and with respect to the Company’s balance sheets as of December 31, 2005, 2004 and 2003 are derived from the Company’s consolidated financial statements, which are not included herein. As described in Note 7. in the Notes to the Consolidated Financial Statements, due to an additional investment in Great Wall Semiconductor Corporation (“GWS”) in May 2007, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for years ended December 31, 2003, 2004, 2005 and 2006 have been retroactively restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
		2006	2005	2004	2003
Statement of Operations Data	2007	(restated)	(restated)	(restated)	(restated)
	(In thousands except per share data)

Net revenues	$195,827	$192,047	$179,351	$171,580	$151,421
Income (loss) from operations	1,071	(33,182)	3,380	(4,035)	(25,703)
Net income (loss)	5,335	(29,059)	3,493	(4,692)	(19,996)
Net income (loss) per share — basic	.13	(.69)	.08	(.11)	(.48)
Net income (loss) per share — diluted	.13	(.69)	.08	(.11)	(.48)
Weighted average shares — basic	41,597	41,839	41,923	42,022	41,896
Weighted average shares — diluted	41,687	41,839	42,089	42,022	41,896
Cash dividends per share	$.30	$.27	$.12	$.08	$—

	At December 31,
		2006	2005	2004	2003
Balance Sheet Data	2007	(restated)	(restated)	(restated)	(restated)
	(In thousands)

Working capital	$115,924	$123,467	$150,385	$148,419	$141,547
Total assets	192,458	247,461	243,902	243,452	251,003
Long-term debt	—	—	—	—	—
Total liabilities	28,018	77,289	28,965	24,259	24,806
Stockholders’ equity	164,440	170,172	214,937	219,193	226,197

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to the telecommunications, electronic data processing, industrial control and military electronics markets, through a network of 28 independent sales representative organizations in North and South America and, internationally, through 36 independent distributors. Export sales as a percentage of total revenues were approximately 37% in 2007 and 2006 and 42% in 2005, respectively. The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” or “Brick”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, Vicor Integration Architects (“VIAs”) and Vicor Japan

Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

For the year ended December 31, 2007 revenues increased to $195,827,000 from $192,047,000 in 2006. The Company had income before taxes of $5,459,000 in 2007 as compared to a loss before taxes of $28,090,000 in 2006. The Company reported net income in 2007 of $5,335,000 as compared to a net loss of $29,059,000 in 2006, and a diluted income per share of $.13 in 2007 as compared with diluted loss per share of $.69 in 2006. The net loss in 2006 was primarily due to a loss from a litigation-related settlement described below.

The book to bill ratio for the third and fourth quarters of 2007 was 1.17:1 and 0.96:1, respectively. The book to bill ratio for the year ended December 31, 2007 was 1.05:1 compared with 0.99:1 in 2006. In light of the fact that bookings and sales can vary significantly from quarter to quarter, the Company does not believe that this quarterly and annual change in the book to bill ratio is indicative of a trend at this time. The Company ended 2007 with approximately $46.7 million in backlog compared to $36.4 million at the end of 2006.

The gross margin for 2007 decreased to 40.3% compared with 42.6% in 2006. The primary components of the decrease in gross margin dollars and percentage were due to product mix and an issue with certain product returns and warranty expense.

As described in Note 7. in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the years ended December 31, 2006, 2005 and 2004 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. Loss from equity method investment (net of tax) increased $818,000 to $1,139,000 from $321,000 for 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000 in the second quarter and due to higher equity method investment losses allocated to the Company. Additionally, the Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.

In 2007, depreciation and amortization was $11.6 million, a decrease of approximately $2.5 million from 2006, and capital additions were $9.9 million, an increase of approximately $4.3 million from 2006. Due to assets which either are now or will be fully depreciated in 2008, the Company expects depreciation and amortization to be less in 2008 than 2007.

Inventories increased by approximately $1.1 million or 4.9% to $23.1 million as compared with $22.0 million at the end of 2006, primarily to meet the increased demand.

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

	Year Ended December 31,
	2007	2006	2005

Net revenues	100.0%	100.0%	100.0%
Gross margin	40.3%	42.6%	39.8%
Selling, general and administrative expenses	25.0%	24.2%	22.8%
Research and development expenses	15.5%	16.3%	16.4%
Income (loss) before income taxes (as restated)	2.8%	(14.6)%	2.7%

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

Inventories

The Company employs a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory, based upon its known backlog and historical usage, and assumptions about future demand and market conditions. For the Company’s brick products produced at the Andover location, its principal manufacturing location, the model used is based upon a comparison of on-hand quantities to projected demand, such that amounts on hand in excess of three-year projected usage are fully reserved for inventories of those products. Since V*I Chip products are at a relatively early stage, a one-year projected usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

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

Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to ninety days. Because of these short term intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. As discussed above, auctions related to substantially all our auction rate securities have failed and if auctions continue to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on the quoted market transaction. In addition, due to the Company’s inability to quickly liquidate these investments, the Company may reclassify those investments with failed auctions as long-term assets in its consolidated balance sheet.

Other Investments

The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities”. As discussed in Note 7. in the Notes to Consolidated Financial Statements, the Company previously accounted for the investment in Great Wall Semiconductor Corporation (“GWS”) under APB 18 as a cost method investment as management believed it did not have significant influence over GWS. An additional investment in GWS in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives the Company significant influence over GWS. As a result of the additional investment, the Company is required to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements to reflect the equity method of accounting, in accordance with APB 18.

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. In the second quarter of 2007, the investment was adjusted for a decline in value judged to be other than temporary of $620,000. Deterioration or changes in GWS’ business in the future could lead to such impairment adjustments in future periods and the impairment adjustments may be material. In fact, the Company made an additional $1,000,000 investment in GWS in February 2008, which will increase its ownership in GWS to approximately 30%, for which the Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (FAS 123R), which requires that stock-based compensation expense associated with stock options and related awards be recognized in the statement of income. Determining the amount of stock-based compensation requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of this model requires us to make estimates for the following assumptions: expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rate. Changes in any of these assumptions may have an impact on the amount of stock-based compensation recorded.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109), which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted at December 31, 2007. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires the Company to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

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

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net revenues for fiscal 2007 were $195,827,000, an increase of $3,780,000, or 2.0%, as compared to $192,047,000 for the same period a year ago. The increase in net revenues from the prior year resulted primarily from an increase in V*I Chip revenues of $6,099,000 and Picor revenues of $340,000, partially offset by decreases in Brick segment shipments of standard and custom products of $2,657,000. Orders for fiscal year 2007 increased by 8.5% compared with 2006. Subject to continuing demand, the Company expects modest growth in revenues in 2008. The book-to-bill ratio for 2007 was 1.05:1 as compared to 0.99:1 for 2006.

Gross margin for fiscal 2007 decreased $2,827,000, or 3.5%, to $79,009,000 from $81,836,000 in 2006 and decreased as a percentage of net revenues to 40.3% from 42.6%. The primary components of the decrease in gross margin dollars and percentage were due to the product mix and an issue with certain product returns and warranty expense. During the year ended 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the year ended December 31, 2007 were negatively impacted by approximately $980,000 from a combination of product returns which affected net revenues and charges to cost of revenues for warranty costs. In addition, cost of revenues increased approximately $713,000 due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of revenues in 2007 and not research and development.

Selling, general and administrative expenses were $48,919,000 for 2007, an increase of $2,482,000, or 5.3%, over the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.0% from 24.2%. The principal components of the $2,482,000 increase were $1,666,000, or 8.6.%, of increased compensation expense primarily due to annual compensation adjustments in May 2007, $689,000, or 60.1%, of increased audit and tax expenses, $546,000, or 44.6%, of increased travel expenses, $271,000, or 5.8%, of increased commissions due to the increase in net revenues and due to changes in the mix of revenues subject to commissions, $193,000, or 57.3%, of increased outside services and $130,000, or 6.1%, in increased legal fees due to the litigation with Ericsson Wireless Communications, Inc., Exar Corporation and Rohm Device USA, LLC, and Concurrent Computer Corporation (“Concurrent”), which were partially offset by a $718,000 reimbursement payment from its insurance carriers received in the fourth quarter of 2007 in connection with the Concurrent litigation (see Part II — Item 1 — Legal Proceedings). The principal components partially offsetting the above increases were $424,000, or 10.5%, of decreased depreciation and amortization costs, $295,000, or 10.6%, of decreased advertising costs, $151,000, or 35.4%, in decreased employment recruiting expenses and $115,000, or 9.2%, of decreased training expenses.

Research and development expenses decreased $1,009,000, or 3.2%, to $30,372,000 in 2007 from $31,381,000 in 2006 and decreased as a percentage of net revenues to 15.5% from 16.3%. The principal components of the $1,009,000 decrease were $713,000, or 100%, of decreased costs due to the allocation of a portion of Picor non-recurring engineering charges being charged to cost of revenues and not research and development, $425,000, or 16.8%, of decreased costs associated with the VIAs, $155,000, or 8.7%, of decreased facility costs, $119,000, or 7.9%, of decreased depreciation and amortization costs, and $64,000, or 26.6%, of decreased travel expenses. The principal component partially offsetting the above decreases was $529,000, or 2.7%, in increased compensation expense primarily due to annual compensation adjustments in May 2007. The decreased costs associated with the VIAs was primarily due to $397,000 of decreased sub-contract labor costs.

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

The changes in the major components of other income (expense), net were as follows (in thousands):

		2006	Increase
	2007	(As restated)	(Decrease)

Interest income	$4,484	$5,389	$(905)
Minority interest in net income of subsidiaries	(539)	(562)	23
Foreign currency gains	186	139	47
Gain on disposal of equipment	129	67	62
Other	128	59	69

	$4,388	$5,092	$(704)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 3- Legal Proceedings). The increase in foreign currency gains is due to favorable exchange rates in 2007 as compared to 2006. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.

Income before income taxes was $5,459,000 in 2007 compared to a loss before income taxes of $28,090,000 for 2006.

The benefit for income taxes totaled $(1,015,000) in 2007 as compared to a provision of $648,000 in 2006. The Company’s effective tax rate was (18.6%) and 2.3% in 2007 and 2006, respectively. In 2007, the tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007 and year ended December 31, 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007 and the year ended December 31, 2007, as well as on prior periods, was not material. The expense was also offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in the tax reserves discussed below. In 2006, the tax provision included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards. For the year ended December 31, 2007 and 2006, the Company reduced its tax reserves by $1,517,000 and $468,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decreases in 2007 and 2006 were partially offset by increases in reserves during the year of approximately $205,000 and $133,000, respectively.

Loss from equity method investment (net of tax) for fiscal year 2007 increased $818,000 to $1,139,000 from $321,000 for 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000 in the second quarter and due to higher equity method investment losses allocated to the Company. As described in Note 7. in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the years ended December 31, 2006 and December 31, 2005 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.

Basic and diluted loss per share was $0.13 for the year ended December 31, 2007, compared to basic and diluted loss per share of $0.69 for the year ended December 31, 2006.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net revenues for fiscal 2006 were $192,047,000, an increase of $12,696,000, or 7.1%, as compared to $179,351,000 for the same period a year ago. The increase in net revenues resulted primarily from an increase in Brick segment shipments of standard and custom products of $11,018,000, along with increases in V*I Chip and Picor revenues of $1,376,000 and $299,000, respectively. Orders for fiscal year 2006 increased by 4.6% compared with 2005. The book-to-bill ratio for 2006 was 0.99:1 as compared to 1.01:1 for 2005.

Gross margin for fiscal 2006 increased $10,429,000, or 14.6%, to $81,836,000 from $71,407,000 in 2005 and increased as a percentage of net revenues from 39.8% to 42.6%. The primary components of the increase in gross margin dollars and percentage were due to the increase in net revenues, an increase in manufacturing efficiencies resulting in lower average unit costs and significant inventory reserves recorded in 2005. During the second quarter of 2005, the Company provided additional reserves of approximately $1,600,000 for potential obsolete inventory arising primarily from the European Union RoHS initiative and the conversion of Maxi, Mini, Micro and MIL-COTS product families to the FasTrak platform. In addition, the Company identified other slow-moving and potential obsolete inventory of approximately $1,200,000, of which $300,000 was related to raw material inventory in support of pilot production of V*I Chips.

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

The changes in the major components of other income (expense), net were as follows (in thousands):

	2006		Increase
	(As restated)	2005	(Decrease)

Interest income	$5,389	$3,124	$2,265
Minority interest in net income of subsidiaries	(562)	(807)	245
Foreign currency gains (losses)	139	(771)	910
Gain (loss) on disposal of equipment	67	(41)	108
Other	59	(5)	64

	$5,092	$1,500	$3,592

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

Loss before income taxes was $28,090,000 in 2006 compared to income before income taxes of $4,880,000 for 2005.

The provision for income taxes totaled $648,000 in 2006 as compared to a provision of $964,000 in 2005. The Company’s effective tax rate was 2.3% and 19.8% for 2006 and 2005, respectively. Tax provisions in 2006 and 2005 have been provided for federal and state taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, for the federal alternative minimum tax and for estimated income taxes due in various state and international taxing jurisdictions. In the third quarter of 2006 and 2005, the Company reduced its tax reserves by $468,000 and $770,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decreases in 2006 and 2005 were partially offset by increases in reserves during the year of approximately $133,000 and $412,000, respectively, for potential liabilities.

Loss from equity method investment (net of tax) for fiscal year 2006 decreased $102,000 to $321,000 from $423,000 for 2005. This was principally due lower equity method investment losses allocated to the Company. As described in Note 7. in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the years ended December 31, 2006 and December 31, 2005 have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18. The Company made an additional $1,000,000 investment in GWS in February 2008. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008 due to the additional investment.

Basic and diluted loss per share was $0.69 for the year ended December 31, 2006, compared to basic and diluted income per share of $0.08 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 the Company had $20,017,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 6.5:1 at December 31, 2007 compared to 2.9:1 at December 31, 2006. Working capital decreased $7,543,000, from $123,467,000 at December 31, 2006 to $115,924,000 at December 31, 2007. The primary factors affecting the working capital decrease was a decrease in cash and cash equivalents and short-term investments of $40,034,000, a decrease in insurance receivable for a litigation payment of $12,800,000, and a decrease in deferred tax assets of $2,961,000. The decreases were partially offset by a decrease in total current liabilities of $45,693,000, which was primarily due to the decrease in accrual for litigation settlement of $50,000,000, an increase in accounts receivable of $1,655,000 and an increase in inventories of $1,077,000. The decrease in cash and cash equivalents and short-term investments was principally due to a net payment of $37,200,000 related to the Ericsson litigation settlement, which had been accrued for as of December 31, 2006. The primary source of cash for the year ended December 31, 2007 were $24,656,000 in net sales of short-term investments and $19,381,000 of net cash provided by operating activities (after adjusting for the net payment for litigation settlement of $37,200,000). The primary uses of cash for the twelve months ended December 31, 2007 were $37,200,000, net, for the litigation settlement, $12,569,000 for the payments of dividends, $9,856,000 for the purchase of equipment and $1,000,000 invested in GWS.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the year ended December 31, 2007. As of December 31, 2007, the Company had approximately $8,541,000 remaining under the plan.

On July 25, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,242,000 was paid on August 30, 2007 to shareholders of record at the close of business on August 14, 2007. On February 16, 2007, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,235,000 was paid on March 27, 2007 to shareholders of record at the close of business on March 9, 2007. On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 will be paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

During the second quarter of 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders.

The table below summarizes the Company’s contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating lease obligations	$3,861	$1,398	$1,453	$239	$771
Purchase obligations	2,248	291	600	624	733

Total	$6,109	$1,689	$2,053	$863	$1,504

In addition to the amounts shown in the table above, approximately $511,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $833,000 at December 31, 2007.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new FPA products and replacement of aging manufacturing equipment utilized by the Brick Business Unit. The Company believes that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. During the quarter ended June 30, 2007, the Company made an additional investment of $1,000,000 in GWS and agreed to a further investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November 2007. However, the Company did make the additional $1,000,000 investment in February 2008. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. Additionally, the Company had approximately $2,047,000 of capital expenditure commitments, principally for manufacturing equipment as of December 31, 2007.

Through March 14, 2008, auctions held the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to ninety days. The funds associated with our auction rate securities that fail auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. Based on our ability to access our cash and other short-term investments and our expected operating cash flows, we do not anticipate the current lack of liquidity will affect our ability to execute our current operating plan.

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

As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term investments consist mainly of municipal and corporate debt securities, in which a significant portion are invested in auction rate securities, the significant majority of which are student loan backed securities. These auction rate securities have interest rates reset at auction at regular intervals. Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities. While those debt securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investment which could lead to impairment charges in future periods, should a decline in the value of these securities be other than temporary. The Company does not believe there was any impairment to these investments as of December 31, 2007. Our annual interest income would change by approximately $600,000 in 2007 for each 100 basis point increase or decrease in interest rates.

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Company, Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. Dollar. Therefore, the Company believes that market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing at December 31, 2007, a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $200,000.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vicor Corporation

We have audited the accompanying consolidated balance sheets of Vicor Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, in 2007, the Company changed its method of accounting for its related-party investment in Great Wall Semiconductor Corporation. As discussed in Notes 2 and 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Notes 2 and 3 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vicor Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2008

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,017	$35,860
Restricted cash and short-term investments	952	1,045
Short-term investments	57,490	81,681
Accounts receivable, less allowance of $398 in 2007 and $583 in 2006	32,054	30,399
Insurance receivable for litigation settlements	—	12,800
Inventories, net	23,078	22,001
Deferred tax assets	741	3,702
Other current assets	2,629	2,709

Total current assets	136,961	190,197
Property, plant and equipment, net	50,257	51,573
Other assets	5,240	5,691

	$192,458	$247,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,062	$7,273
Accrued compensation and benefits	6,003	5,192
Accrued expenses	3,471	4,189
Accrual for litigation settlements	240	50,000
Income taxes payable	278	—
Deferred revenue	983	76

Total current liabilities	21,037	66,730
Long-term income taxes payable	1,344	2,577
Deferred income taxes	1,597	4,389
Minority interests	4,040	3,593
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding in 2007 and 2006	—	—
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,824,952 shares issued and outstanding ( 11,854,952 shares issued and outstanding in 2006)	118	119
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 38,209,486 shares issued and 29,811,088 shares outstanding (38,106,377 shares issued and 29,707,979 shares outstanding in 2006)	384	382
Additional paid-in capital	159,332	158,021
Retained earnings	126,263	133,405
Accumulated other comprehensive income (loss)	170	72
Treasury stock at cost: 8,398,398 shares in 2007 and 2006	(121,827)	(121,827)

Total stockholders’ equity	164,440	170,172

	$192,458	$247,461

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(As restated)	(As restated)
	(In thousands, except per share
	amounts)

Net revenues	$195,827	$192,047	$179,351
Cost of revenues	116,818	110,211	107,944

Gross margin	79,009	81,836	71,407
Operating expenses:
Selling, general and administrative	48,919	46,437	40,811
Research and development	30,372	31,381	29,466
(Gain) loss from litigation-related settlements, net	(1,353)	37,200	(2,250)

Total operating expenses	77,938	115,018	68,027

Income (loss) from operations	1,071	(33,182)	3,380
Other income (expense), net	4,388	5,092	1,500

Income (loss) before income taxes	5,459	(28,090)	4,880
(Benefit) provision for income taxes	(1,015)	648	964
Loss from equity method investment (net of tax)	1,139	321	423

Net income (loss)	$5,335	$(29,059)	$3,493

Net income (loss) per common share:
Basic	$.13	$(.69)	$.08

Diluted	$.13	$(.69)	$.08

Shares used to compute net income (loss) per share:
Basic	41,597	41,839	41,923

Diluted	41,687	41,839	42,089

Cash dividends per share	$.30	$.27	$.12

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(As restated)	(As restated)
		(In thousands)

Operating activities:
Net income (loss)	$5,335	$(29,059)	$3,493
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,619	14,158	17,082
Loss from equity method investment (net of tax)	1,139	321	423
Loss on litigation — related settlement	—	37,200	—
Stock compensation expense	667	751	—
Minority interest in net income of subsidiaries	539	562	807
(Accretion) amortization of bond (discount) premium	(465)	(167)	573
Deferred income taxes	104	86	(133)
(Gain) loss on disposal of equipment	(129)	(67)	41
Change in assets and liabilities, net	(36,628)	(9,455)	6,985

Net cash (used by) provided by operating activities	(17,819)	14,330	29,271
Investing activities:
Purchases of investments	(138,642)	(189,683)	(116,114)
Sales and maturities of investments	163,298	199,901	100,746
Additions to property, plant and equipment	(9,856)	(5,603)	(8,944)
Proceeds from sale of equipment	129	88	—
Purchase of equity method investment	(1,000)	—	—
Increase in other assets	(120)	(176)	(573)
Decrease (increase) in restricted cash and short term investments	93	(139)	210

Net cash provided by (used in) investing activities	13,902	4,388	(24,675)
Financing activities:
Proceeds from exercise of stock options	645	5,577	3,578
Dividends paid	(12,569)	(11,343)	(5,025)
Acquisitions of treasury stock	—	(10,835)	(5,544)

Net cash used in financing activities	(11,924)	(16,601)	(6,991)
Effect of foreign exchange rates on cash	(2)	40	170

Net (decrease) increase in cash and cash equivalents	(15,843)	2,157	(2,225)
Cash and cash equivalents at beginning of year	35,860	33,703	35,928

Cash and cash equivalents at end of year	$20,017	$35,860	$33,703

Change in assets and liabilities:
Accounts receivable	$(1,546)	$(2,363)	$(4,941)
Insurance receivable for litigation	12,800	—	—
Inventories, net	(997)	(4,854)	8,913
Other current assets	83	395	(279)
Accounts payable and accrued liabilities	2,840	303	3,545
Accrual for litigation settlement	(49,760)	—	—
Income taxes payable	(955)	(2,869)	(90)
Deferred revenue	907	(67)	(163)

	$(36,628)	$(9,455)	$6,985

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$(380)	$3,590	$1,085

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005

					Accumulated
	Class B		Additional	Retained	Other		Total
	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	(as restated)	Income (Loss)	Stock	Equity
				(In thousands)

Balance at December 31, 2004 (as restated)	$119	$373	$148,821	$175,339	$(11)	$(105,448)	$219,193
Sales of Common Stock		4	3,574				3,578
Conversion of Class B Common Stock to Common Stock							—
Purchase of treasury stock						(5,544)	(5,544)
Common stock dividends				(5,025)			(5,025)
Minority interest adjustment			(697)				(697)
Net income for 2005 (as restated)				3,493			3,493
Unrealized gain on investments					33		33
Currency translation adjustments					(94)		(94)

Comprehensive income (as restated)							3,432

Balance at December 31, 2005 (as restated)	119	377	151,698	173,807	(72)	(110,992)	214,937
Sales of Common Stock		5	5,572				5,577
Purchase of treasury stock						(10,835)	(10,835)
Common stock dividends				(11,343)			(11,343)
Stock-based compensation expense			751				751
Net loss for 2006 (as restated)				(29,059)			(29,059)
Unrealized gain on investments					164		164
Currency translation adjustments					(20)		(20)

Comprehensive loss (as restated)							(28,915)

Balance at December 31, 2006 (as restated)	119	382	158,021	133,405	72	(121,827)	170,172
Sales of Common Stock		1	644				645
Conversion of Class B Common Stock to Common Stock	(1)	1					—
Purchase of treasury stock							—
Common stock dividends				(12,477)			(12,477)
Stock-based compensation expense			667				667
Net income for 2007				5,335			5,335
Unrealized gain on investments					5		5
Currency translation adjustments					93		93

Comprehensive income							5,433

Balance at December 31, 2007	$118	$384	$159,332	$126,263	$170	$(121,827)	$164,440

See accompanying notes

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Basis of presentation

As described in Note 7., due to an additional investment in Great Wall Semiconductor Corporation (“GWS”) in May 2007, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the year ended December 31, 2006 and December 31, 2005 have been retroactively restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

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

Foreign currency translation

The financial statements of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains and losses, and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income (expense), net. Foreign currency gains (losses), included in other income (expense), net, were approximately $186,000, $139,000, and ($771,000) in 2007, 2006 and 2005, respectively.

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

Restricted cash and short-term investments

Restricted cash and short-term investments represent the amount of cash and short-term investments required to be set aside as a guarantee for certain foreign letters of credit. Restricted cash and short-term investments of $1,045,000 as of December 31, 2006, and $906,000 as of December 31, 2005, respectively, were reclassified to conform to the 2007 presentation.

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

Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to ninety days. Because of these short term intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. As discussed above, auctions related to substantially all our auction rate securities have failed and if auctions continue to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on the quoted market transaction. In addition, due to the Company’s inability to quickly liquidate these investments, the Company may reclassify those investments with failed auctions as long-term assets in its consolidated balance sheet.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various high credit, quality financial institutions. The Company’s short-term and long-term investments consist of highly rated (AAA/Aaa) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities, the significant majority of which are student loan backed securities. Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. The funds associated with our auction rate securities that fail auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held by us deteriorates, we may be required to adjust the carrying value of the investment for an other than temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. Credit losses have consistently been within management’s expectations.

Goodwill and intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company performs a test of goodwill for potential impairment at least annually. Values assigned to patents are amortized using the straight-line method over periods ranging from three to twenty years.

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

Other investments

The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18) and/or FASB Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities”. As discussed in Note 7. the Company previously accounted for the investment in Great Wall Semiconductor Corporation (“GWS”) under APB 18 as a cost method investment as management believed it did not have significant influence over GWS. An additional investment in GWS in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives the Company significant influence over GWS. As a result of the additional investment, the Company is required to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements to reflect the equity method of accounting, in accordance with APB 18.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $2,205,000, $2,473,000 and $1,913,000 in advertising costs during 2007, 2006 and 2005, respectively.

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

Net income (loss) per common share

Basic and diluted income (loss) per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2007	2006	2005
		(as restated)	(as restated)

Numerator:
Net income (loss)	$5,335	$(29,059)	$3,493

Denominator:
Denominator for basic income (loss) per share — weighted average shares	41,597	41,839	41,923
Effect of dilutive securities:
Employee stock options	90	—	166

Denominator for diluted income (loss) per share — adjusted weighted-average shares	41,687	41,839	42,089

Basic income (loss) per share	$.13	$(.69)	$.08

Diluted income (loss) per share	$.13	$(.69)	$.08

Options to purchase 968,575 and 1,213,679 shares of Common Stock were outstanding in 2007 and 2005, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive. Options to purchase 1,643,629 shares of Common Stock in 2006, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Stock-based compensation

On January 1, 2006, the Company adopted FASB statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in fiscal 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified prospective method of adoption, Vicor’s results of operations and financial position for prior periods have not been restated.

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

On January 1, 2006 the Company adopted FASB statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

The Company is using the modified prospective method as permitted under FAS 123(R). Under this transition method, compensation cost recognized in fiscal 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in

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

1993 Stock Option Plan (the “1993 Plan”) — The 1993 Plan permitted the grant of share options to its employees and non-employee directors for up to 4,000,000 shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1993 Plan.

Picor Corporation (“Picor”), a privately held majority owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — The 2001 Picor Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 10,000,000 shares of common stock.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

V*I Chip Corporation (“V*I Chip”), a privately held wholly owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 V*I Chip Plan”) — The 2007 V*I Chip Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for up to 12,000,000 shares of common stock.

All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at a price equal to or greater than the estimated fair value for both Picor and V*I Chip at the date of grant. Options vest over various periods of up to five years and may be exercised for up to ten years from the date of grant, which is the maximum contractual term. The Company uses the graded attribution method to recognize expense for all stock-based awards in accordance with FAS 123(R).

Stock compensation expense for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Cost of revenues	$47	$85
Selling, general and administrative	368	385
Research and development	252	281

Total stock based compensation	$667	$751

Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option pricing model, the following pro forma results of operations would have been reported (in thousands except for per share information):

Year Ended
December 31,
2005

Net income, as restated	$3,493
Total stock-based employee compensation expense determined under fair-value based methods for all awards, net of related tax effects	(845)

Pro forma net income	$2,648

Net income per share, as restated:
Basic	$.08
Diluted	$.08
Pro forma net income per share:
Basic	$.06
Diluted	$.06

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

Vicor:	2007	2006	2005

Risk-free interest rate	4.7%	4.7%	3.9%
Expected dividend yield	1.84%	1.50%	.38%
Expected volatility	.49	.53	.59
Expected lives	3.8 years	3.8 years	4.0 years

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Picor:	2007	2006	2005

Risk-free interest rate	4.7%	5.1%	4.4%
Expected dividend yield	—	—	—
Expected volatility	.43	.48	.43
Expected lives	6.5 years	6.5 years	6.5 years

V*I Chip:	2007

Risk-free interest rate	4.6%
Expected dividend yield	—
Expected volatility	.65
Expected lives	6.5 years

Risk-free interest rate:

Vicor — The Company uses the yield on zero-coupon U.S. Treasury Strip securities for a period that is commensurate with the expected term assumption for each vesting period.

Picor — The Company uses the yield to maturity of a ten-year treasury bond, since all of Picor’s options expire ten years after they are granted.

V*I Chip — The Company uses the yield to maturity of a ten-year treasury bond, since all of V*I Chip’s options expire ten years after they are granted.

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

V*I Chip — V*I Chip has not and does not expect to declare and pay dividends in the foreseeable future. Therefore, the expected dividend yield is not applicable.

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

Picor — As Picor is a nonpublic entity, historical volatility information is not available. As permitted under FAS 123(R), an industry sector index of approximately 5 publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

V*I Chip — As V*I Chip is a nonpublic entity, historical volatility information is not available. As permitted under FAS 123(R), an industry sector index of approximately 5 publicly traded fabless

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

semiconductor firms was developed for calculating historical volatility for V*I Chip. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

Expected term:

Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of our employees exhibit similar exercise behavior.

Picor — Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 was used to determine the expected term.

V*I Chip — Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 was used to determine the expected term.

Forfeiture rate

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

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 80% of its options will actually vest, and therefore has applied an annual forfeiture rate of 7.25% to all unvested options as of December 31, 2007. For 2006, the Company expected 84% of its options would actually vest and applied an annual forfeiture rate of 5.75%. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 89% of its options will actually vest, and therefore has applied an annual forfeiture rate of 3.75% to all unvested options as of December 31, 2007. Since the compensation expense for year ended December 31, 2006 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

V*I Chip — Since the compensation expense for year ended December 31, 2007 was immaterial, the Company did not apply an estimated forfeiture rate to the compensation expense.

Vicor Stock Options

A summary of the activity under Vicor’s stock option plans as of December 31, 2007 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Options	Exercise	Life in	Intrinsic
	Outstanding	Price	Years	Value

Outstanding at December 31, 2004	3,035,350	$18.04
Granted	78,160	$14.04
Forfeited and expired	(475,964)	$23.78
Exercised	(377,298)	$9.47

Outstanding at December 31, 2005	2,260,248	$18.14
Granted	117,860	$17.95
Forfeited and expired	(298,635)	$25.84
Exercised	(435,844)	$12.78

Outstanding at December 31, 2006	1,643,629	$18.14
Granted	48,530	$12.06
Forfeited and expired	(371,349)	$18.99
Exercised	(73,109)	$8.88

Outstanding at December 31, 2007	1,247,701	$18.20	2.66	$2,417

Exercisable at December 31, 2007	1,086,471	$18.71	2.16	$2,070

Vested or expected to vest at December 31, 2007(1)	1,230,412	$18.24	2.59	$2,383

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2006 and 2005 the Company had shares exercisable of 1,418,885 and 1,918,674 respectively, for which the weighted average exercise prices were $18.63 and $19.30, respectively.

During the years ended December 31, 2007, 2006 and 2005 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $292,000, $3,051,000 and $2,027,000, respectively. The total amount of cash received by the Company from exercise of options exercised in 2007 was $645,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $634,000, $1,421,000, and $3,036,000, respectively.

As of December 31, 2007, there was $554,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.57 years for all Vicor awards. The expense will be recognized as follows: $311,000 in 2008, $154,000 in 2009, $69,000 in 2010, $18,000 in 2011, and $2,000 in 2012.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

The weighted-average fair value of Vicor options granted was $4.37, $6.54 and $7.02 in 2007, 2006 and 2005, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2007 is 2.7 years.

Picor Stock Options

Under the 2001 Picor Plan, the Board of Directors of Picor Corporation (“Picor”) may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 10,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2001 Picor Plan as of December 31, 2007 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Outstanding at December 31, 2004	3,290,000	$0.43
Granted	212,000	$0.75
Forfeited and expired	(60,000)	$0.25
Exercised	—	—

Outstanding at December 31, 2005	3,442,000	$0.45
Granted	1,040,500	$0.85
Forfeited and expired	(147,960)	$0.31
Exercised	(30,000)	$0.25

Outstanding at December 31, 2006	4,304,540	$0.55
Granted	114,000	$0.74
Forfeited and expired	(40,000)	$0.88
Exercised	—	$0.00

Outstanding at December 31, 2007	4,378,540	$0.56	5.98	$1,280

Exercisable at December 31, 2007	2,918,412	$0.45	5.16	$1,160

Vested or expected to vest at December 31, 2007(1)	4,297,575	$0.55	5.94	$1,278

(1)	In addition to the vested options, Picor expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2006 and 2005 Picor had shares exercisable of 2,269,704 and 1,683,280, respectively, for which the weighted average exercise prices were $0.39 and $0.36, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

For year end December 31, 2007 Picor did not have any options exercised. During the year ended December 31, 2006, the total intrinsic value of Picor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19,000 (none in 2005 and 2004). The total amount of cash received by the Company from exercise of options exercised in 2006 was $7,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $37,000, $111,000 and $101,000 respectively.

As of December 31, 2007, there was $381,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 1.58 years for all Picor awards. The expense will be recognized as follows: $152,000 in 2008, $99,000 in 2009, $86,000 in 2010, $43,000 in 2011, and $1,000 in 2012.

The weighted-average fair value of Picor options granted was $.37, $.37 and $.32 in 2007, 2006 and 2005, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2007 is 6 years.

V*I Chip Stock Options

Under the 2007 V* I Chip Plan, the Board of Directors of V*I Chip Corporation (“V*I Chip”) may grant stock incentive awards based on the V*I Chip Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the V*I Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 12,000,000 shares of V*I Chip Common Stock have been reserved for issuance under the 2007 V*I Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the V*I Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2007 V*I Chip Plan as of December 31, 2007 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Outstanding at December 31, 2006	0	$0
Granted	6,655,000	$1.00
Forfeited and expired	(65,000)	$1.00
Exercised	—	—

Outstanding at December 31, 2007	6,590,000	$1.00	9.42	$0

Exercisable at December 31, 2007	—	n/a	n/a	n/a

Vested or expected to vest at December 31, 2007(1)	6,590,000	1.00	9.42	$0

(1)	In addition to the vested options, V*I Chip expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

As of December 31, 2007, there was $586,000 of total unrecognized compensation cost related to unvested share-based awards for V*I Chip. That cost is expected to be recognized over a weighted-average period of 2.4 years for all V*Chip awards. The expense will be recognized as follows: $134,000 in 2008, $133,000 in 2009, $132,000 in 2010, $132,000 in 2011, and $55,000 in 2012.

The weighted-average fair value of V*I Chip options granted were $.10 for 2007. The weighted-average contractual life for V*I Chip options outstanding as of December 31, 2007 is 9 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $694,000, $684,000 and $622,000 in 2007, 2006 and 2005 respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. At December 31, 2006, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

4.	SHORT-TERM AND LONG-TERM INVESTMENTS

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007
U.S. corporate securities	$19,150	$—	$—	$19,150
Obligations of states and political subdivisions	36,000	—	—	36,000
Certificates of deposit	2,340	—	—	2,340

	$57,490	$—	$—	$57,490

December 31, 2006
U.S. corporate securities (as restated)	$25,933	$—	$(7)	$25,926
Obligations of states and political subdivisions	54,425	—	(2)	54,423
Certificates of deposit	1,332	—	—	1,332

	$81,690	$—	$(9)	$81,681

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$2,340	$2,340
Due in ten to twenty years	7,075	7,075
Due in twenty to forty years	48,075	48,075

	$57,490	$57,490

Through March 14, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $38.0 million failed. As of March 14, 2008, the Company was holding a total of approximately $43.0 million in auction rate securities, the significant majority of which are student loan backed securities. These municipal and corporate debt securities have their interest rates reset at auction at regular intervals ranging from seven to ninety days. Because of these short term intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. As discussed above, auctions related to substantially all our auction rate securities have failed and if auctions continue to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on the quoted market transaction. In addition, due to the Company’s inability to quickly liquidate these investments, the Company may reclassify those investments with failed auctions as long-term assets in its consolidated balance sheet.

5.	INVENTORIES

Inventories were as follows (in thousands):

	December 31,
	2007	2006

Raw materials	$23,711	$23,805
Work-in-process	2,656	2,319
Finished goods	4,357	4,240

	30,724	30,364
Inventory reserves	(7,646)	(8,363)

	$23,078	$22,001

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of 3 to 31.5 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Property, plant and equipment were as follows (in thousands):

	December 31,
	2007	2006

Land	$2,089	$2,089
Buildings and improvements	40,868	40,691
Machinery and equipment	180,216	174,570
Furniture and fixtures	5,922	5,571
Construction-in-progress	1,084	391

	230,179	223,312
Less accumulated depreciation and amortization	179,922	171,739

	$50,257	$51,573

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $11,172,000, $13,123,000, and $16,790,000 respectively. At December 31, 2007, the Company had approximately $2,047,000 of capital expenditure commitments.

7.	INVESTMENTS

In August 2003, the Board of Directors approved the investment by the Company of $1,000,000 in non-voting preferred stock of Great Wall Semiconductor Corporation (“GWS”). In March and August 2004, the Audit Committee of the Board of Directors approved additional investments by the Company of $1,000,000 each for a total 2004 investment of $2,000,000 in non-voting preferred stock of GWS. In May 2007, the Audit Committee of the Board of Directors approved an additional investment of $1,000,000 in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) and agreed to an additional investment of $1,000,000 if certain conditions were met by November 2007. Those conditions were not met by November 2007. However, the Company did make the additional $1,000,000 investment in February 2008, which will increase its ownership in GWS to approximately 30%. The additional $1,000,000 investment was approved by the Audit Committee of the Company’s Board of Directors. The Company expects that it will take an impairment charge of approximately $700,000 in the first quarter of 2008. The Company’s total gross investment in GWS was $4,000,000 as of December 31, 2007 and $3,000,000 as of December 31, 2006. GWS designs, develops and manufactures high performance power semiconductors. A director of Vicor is the founder, President, Chairman of the Board, Chief Executive Officer and the majority voting shareholder of GWS. In addition to the investment, the Company and GWS have entered into a cross-license agreement and the Company purchases certain components from GWS. Purchases from GWS were approximately $1,260,000, $387,000, and $384,000 in 2007, 2006 and 2005, respectively. Revenue under the cross-license agreement was not significant in 2007, 2006 and 2005.

The Company considered the requirements of FASB Interpretation No. 46 (revised December 2003 “Consolidation of Variable Interest Entities” (FIN 46R), in accounting for the additional investment in GWS, and determined that GWS is a variable interest entity. However, the Company concluded that it is not the primary beneficiary. As a result, the Company is accounting for the investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18). The Company has also considered FIN No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (FIN 35) and EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). The additional investment made in May 2007 resulted in the Company owning approximately 24% of GWS which management believes, along with other qualitative factors considered, gives

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INVESTMENTS (Continued)

the Company significant influence over GWS. In addition, the Company has an option to purchase an additional 1.5% of GWS for $81,000 in connection with technical consulting services. The Company also believes that its investment in GWS represents in-substance common stock. As a result, the additional investment requires the Company to account for the investment in GWS under the equity method of accounting and to retroactively restate its previously issued consolidated financial statements. Previously, the Company accounted for the investment as a cost method investment as management believed it did not have significant influence over GWS. At December 31, 2006 and 2005, the Company owned approximately 17.5% and 18.6%, respectively, of GWS.

In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with FAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date. The amounts included in other assets in the accompanying consolidated balance sheets related to the net GWS investment were $687,000 and $826,000 as of December 31, 2007 and 2006, respectively, as follows (in thousands):

	December 31,
	2007	2006

Equity method goodwill	$634	$775
Intangible assets, net of amortization	53	51

	$687	$826

The negative net equity of GWS was approximately ($1,280,000) at December 31, 2007 and ($1,008,000) at December 31, 2006.

Loss from equity method investment (net of tax) for the years ended December 31 consists of the following (in thousands):

	Year Ended December 31
	2007	2006	2005
		(as restated)	(as restated)

Allocation of losses from equity method investment (net of tax)	$306	$84	$165
Amortization of intangible assets and other (net of tax)	213	237	258
Other than temporary decline in investment	620	—	—

	$1,139	$321	$423

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INVESTMENTS (Continued)

The following financial statement line items for fiscal years 2004, 2005 and 2006 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GWS (in thousands except for per share amounts):

	As	As Previously
	Restated	Reported

As of December 31, 2006:
Other assets	$5,691	$6,865
Total assets	247,461	248,107
Retained earnings	133,405	134,579
Total stockholder’s equity	170,172	171,346
As of December 31, 2005:
Retained earnings	$173,807	$175,660
Total stockholder’s equity	214,937	216,790
As of December 31, 2004:
Retained earnings	$175,339	$176,769
Total stockholder’s equity	219,193	220,623
Year ended December 31, 2006:
Other income (expense), net	$5,092	$4,092
Loss from equity method investment, net	321	$—
Net loss	(29,059)	(29,738)
Net loss per share — basic	(0.69)	(0.71)
Net loss per share — diluted	(0.69)	(0.71)
Year ended December 31, 2005:
Loss from equity method investment, net	$423	$—
Net Income	3,493	3,916
Net income per share — basic	0.08	0.09
Net income per share — diluted	0.08	0.09

As a result of the accounting change, retained earnings as of January 1, 2006 decreased by $1,853,000 from $175,660,000 to $173,807,000 due to the expensing of IPR&D of $908,000, the allocation of equity method investment losses of $454,000 and amortization expense for the acquired intangible assets and other of $491,000. This represents the retroactive application of the equity method of accounting for the period from August 2003, the date of the Company’s initial investment in GWS, through December 31, 2005.

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. During the year ended December 31, 2007, the investment was adjusted for a decline in value judged to be other than temporary of $620,000. Deterioration or changes in GWS’ business in

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INVESTMENTS (Continued)

the future could lead to such impairment adjustments in future periods and the impairment adjustments may be material.

Summary financial information for GWS is as follows (in thousands):

	2007	2006	2005

As of December 31:
Current assets	$2,322	$1,157
Noncurrent assets	3,110	3,074
Total assets	5,432	4,231
Current liabilities	1,743	495
Noncurrent liabilities	1,354	1,096
Minority interests	3,614	3,648
Total stockholders’ deficit	(1,280)	(1,008)

For the year ended December 31:
Net revenue	3,368	2,292	$2,423
Gross margin	646	818	461
Net loss	1,280	441	882

The financial statements of GWS have not been audited by Ernst & Young LLP.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2007 as required by the provisions of FAS 142, and determined that there was no impairment to the carrying value. Additionally, the Company has $634,000 and $775,000 of equity method goodwill related to its investment in GWS as of December 31, 2007 and 2006, respectively, as discussed in Note 7 .

Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,
	2007	2006

Patent costs	$3,491	$4,042
Less accumulated amortization	1,432	1,630

	$2,059	$2,412

In 2007 and 2006, the Company wrote off patent costs associated with abandoned patents with net book values of approximately $245,000 and $785,000, respectively, which was charged to amortization expense.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense was approximately $447,000, $1,036,000 and $292,000 in 2007, 2006 and 2005, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

Year

2008	$217
2009	216
2010	214
2011	207
2012	195

9.	PRODUCT WARRANTIES

Product warranty activity for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Balance at the beginning of the period	$1,046	$755	$1,042
Accruals for warranties for products sold in the period	735	714	173
Fulfillment of warranty obligations	(704)	(185)	(180)
Revisions of estimated obligations	(398)	(238)	(280)

Balance at the end of the period	$679	$1,046	$755

10.	STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2006 and 2005, the Company spent $10,835,000 and $5,544,000, respectively, in the repurchase of 825,700 and 452,200 shares, respectively, of its Common Stock under the November 2000 Plan (none in 2007). At December 31, 2007, the Company had approximately $8,541,000 remaining under the plan.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	STOCKHOLDERS’ EQUITY (Continued)

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

On February 16, 2007 the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The dividend of approximately $6,235,000 was paid on March 27, 2007 to shareholders of record at the close of business on March 9, 2007.

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

On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 will be paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

During 2007 a total of 73,109 shares of Common Stock were issued upon the exercise of stock options, and 30,000 shares of Class B Common Stock were converted into Common Stock.

At December 31, 2007, there were 17,187,290 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

11. OTHER INCOME (EXPENSE), NET

The major components of the other income (expense), net were as follows (in thousands):

	2007	2006	2005
		(as restated)

Interest income	$4,484	$5,389	$3,124
Minority interest in net income of subsidiaries	(539)	(562)	(807)
Foreign currency gains (losses)	186	139	(771)
Gain (loss) on disposal of equipment	129	67	(41)
Other	128	59	(5)

	$4,388	$5,092	$1,500

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$13,830	$2,452
Research and development tax credit carryforwards	6,662	5,231
Inventory reserves	3,068	3,385
Vacation accrual	1,280	1,163
Investment tax credit carryforwards	1,027	892
Investment basis differences	824	1,236
Stock-based compensation	472	509
Alternative minimum tax credit carryforward	412	359
Warranty reserve	227	352
Bad debt reserves	159	233
Accrual for litigation settlement, net	0	15,319
Other	85	817

Total deferred tax assets	28,046	31,948
Less: Valuation allowance for deferred tax assets	(24,158)	(26,565)

Net deferred tax assets	3,888	5,383
Deferred tax liabilities:
Depreciation	(3,091)	(4,381)
Patent amortization	(797)	(993)
Other	(856)	(696)

Total deferred tax liabilities	(4,744)	(6,070)

Net deferred tax liabilities	$(856)	$(687)

The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted at December 31, 2007 and 2006. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2007	2006	2005
	(as restated)

Domestic	$4,497	$(29,023)	$5,073
Foreign	962	933	(193)

	$5,459	$(28,090)	$4,880

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2007	2006	2005

Current:
Federal	$(220)	$377	$942
Foreign	191	105	75
State	(1,090)	80	80

	(1,119)	562	1,097
Deferred:
Federal	104	86	(133)

	$(1,015)	$648	$964

The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2007	2006	2005

Statutory federal tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	7.4	(3.4)	2.5
Reduction in tax reserves	(31.0)	(0.5)	(7.3)
Meals and entertainment expense	4.1	0.6	2.9
Foreign income taxes	2.1	0.4	2.3
Tax credits	(1.2)	(3.4)	—
ETI benefit	—	(1.2)	(11.5)
Alternative minimum tax	—	—	5.5
Other	—	1.3	0.1
Decrease (increase) in valuation allowance	(35.0)	43.5	(9.7)

	(18.6)%	2.3%	19.8%

In 2007, the tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. During the second quarter of 2007 and year ended December 31, 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007 and year ended December 31, 2007, as well as on prior periods, was not material. The expense was also partially offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in tax reserves discussed below. In 2006 and 2005, the tax provision included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of remaining net operating loss carryforwards and certain tax credit carryforwards and the reduction in tax reserves discussed below. During 2007, 2006 and 2005, the Company reduced its tax reserves by $1,517,000, $468,000 and $770,000 respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decreases in 2007, 2006 and 2005 were partially offset by

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)

increases in reserves during the year of approximately $205,000, $133,000 and $412,000, respectively, for potential liabilities.

As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $3,700,000 of stock option related net operating loss, $1,000,000 of federal research and development tax credit, and $400,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against additional paid in capital. The net operating loss carryforwards expire beginning in 2008 for state purposes and in 2023 for federal purposes. The research and development tax credit carryforwards expire beginning in 2015 for state purposes and in 2023 for federal purposes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,515
Additions based on tax positions related to the current year	60
Additions for tax positions of prior years	54
Reductions for tax positions of prior years	(103)
Lapse of statute	(1,442)
Settlements	0

Balance at December 31, 2007	$1,084

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, at December 31, 2007 of $1,344,000 including accrued interest, if recognized, may decrease the Company’s income tax provision and effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2007 is approximately $1,000,000, including interest, related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months, principally due to the closing of tax years in certain jurisdictions. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company has accrued approximately $833,000 for the potential payment of interest and recorded approximately $165,000 of income tax expense for interest, net of related tax benefits, for the year ended December 31, 2007.

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

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under noncancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2008	$1,398
2009	970
2010	483
2011	239
2012 and thereafter	771

Rent expense was approximately $1,525,000, $1,471,000 and $1,420,000 in 2007, 2006 and 2005, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

In addition to the amounts shown in the table above, approximately $511,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $833,000 at December 31, 2007.

In addition, the Company has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

Vicor and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, had been pursuing Reset Patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received payments of $1,770,000 in full settlement of the Company’s Patent infringement claims against Lucent/Tyco and Artesyn, and which settled the lawsuits that the Company had filed against Lucent/Tyco in May 2000 and in April 2001, and the lawsuit that the Company had filed against Artesyn in February 2001. The full amount of the payment, net of a $177,000 contingency fee accrued by the Company for its

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying condensed consolidated statement of operations.

On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the . Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from the insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January, 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision, which is included in Accrual for litigation settlements in the condensed consolidated balance sheet and in (Gain) loss from litigation-related settlements, net in the condensed consolidated statement of operations.

On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex (“the Massachusetts Court”) against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which would be paid by the Company’s insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the consolidated statement of operations for the year ended December 31, 2007 as a result of the settlement.

In the second quarter of 2005, the Company entered into a settlement agreement with Lambda Americas, Inc., successor to Lambda Electronics, Inc., under which the Company received a payment of $2,500,000 in full settlement of the Company’s Reset Patent claims against Lambda and which settled the lawsuit that the Company had filed against Lambda in June 2001. The full amount of the payment, net of a $250,000 contingency fee paid by the Company to its litigation counsel, has been included in (Gain) loss from litigation-related settlements, net in the accompanying consolidated statements of operations.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION (Continued)

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

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies described in Note 2 of the Notes to Consolidated Financial Statements. The effects of all intersegment and/or intercompany transactions are eliminated in the consolidated financial statements.

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

The following table provides significant segment financial data for the years ended December 31, 2007 and 2006:

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total

2007:
Net revenues	$185,828	$9,142	$4,908	$—	$(4,051)	$195,827
Income (loss) from operations	25,642	(23,484)	(2,571)	883	601	1,071
Total assets	149,030	13,738	7,280	107,420	(85,010)	192,458
Depreciation and amortization	7,408	2,097	407	1,707	—	11,619
2006:
Net revenues	$188,482	$3,000	$4,878	$2	$(4,315)	$192,047
Income (loss) from operations	(7,014)	(24,588)	(1,027)	(1,345)	792	(33,182)
Total assets (as restated)	129,959	8,438	7,431	151,823	(50,190)	247,461
Depreciation and amortization	9,624	1,914	327	2,293	—	14,158

The elimination for net revenues is principally related to inter-segment revenues of Picor from Brick and V*I Chip. The elimination for total assets is principally related to inter-segment receivables due to the Brick

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION (Continued)

segment for the funding of V*I Chip segment operations and for the purchase of equipment by both V*I Chip and Picor segments. Segment financial data was not available for the year ended December 31, 2005.

During 2007, 2006 and 2005, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 37% in 2007 and 2006, and 42%, in 2005, respectively. Export sales and receipts are recorded and received in U.S. dollars.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2007:
Net revenues	$46,981	$47,206	$47,693	$53,947	$195,827
Gross profit	20,227	19,599	17,904	21,279	79,009
Net income (as restated)	2,321	974	543	1,497	5,335
Net income (as previously reported)	2,402	974	543	1,497	5,335
Net income per share:
Basic and diluted	.06	.02	.01	.04	.13
Basic and diluted (as previously reported)	.06	.02	.01	.04	.13

	First	Second	Third	Fourth	Total

2006:
Net revenues	$47,872	$49,210	$46,932	$48,033	$192,047
Gross profit	21,102	21,109	19,951	19,674	81,836
Net income (loss) (as restated)	2,996	2,782	2,392	(37,229)	(29,059)
Net income (loss) (as previously reported)	3,076	2,874	2,462	(38,150)	(29,738)
Net income (loss) per share:
Basic and diluted (as restated)	.07	.07	.06	(.90)	(.69)
Basic and diluted (as previously reported)	.07	.07	.06	(.92)	(.71)

In the fourth quarter of 2007, the Company received a $718,000 reimbursement payment from its insurance carriers in connection with litigation with Concurrent Computer Corporation (see Part 1 — Item 3- Legal Proceedings), which reduced legal expense in the quarter.

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

Attached as exhibits to this Form 10-K are certifications of Vicor’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s CEO and Interim CFO, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and Interim CFO, has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness described in item (b) below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

As of December 31, 2007, the Company’s accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting, tax and financial reporting matters as part of its financial statement close process.

As a result, the Company’s financial statement close process was not effective as of December 31, 2007 as it relates to evaluating and accounting for complex and judgmental accounting, tax and financial reporting matters, including accounting for the Company’s related-party investment in Great Wall Semiconductor

Corporation, accounting for income taxes, accounting for complex revenue transactions, and accounting for judgmental accrued liabilities. Management views these matters as a material weakness as of December 31, 2007 as this control deficiency could have resulted in a material misstatement of our interim or annual consolidated financial statements that would not have been prevented or detected in a timely manner.

Because of the material weakness discussed above, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2007, based on the criteria in the Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm, Ernst & Young LLP, assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report which is included at Item 9A(e) of this Form 10-K.

(c)	Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and Interim CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(d)	Change in Internal Control Over Financial Reporting

Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts related to the material weakness which existed as of December 31, 2006 and noted in Item 9A(b) of the 2006 Annual Report on Form 10-K filed on March 15, 2007 were not complete, though certain objectives under the Company’s remediation plan were accomplished in 2007. This included the addition of two individuals to the accounting staff. One individual began working with the Company in June 2007 and the second individual, a new Vice President, Corporate Controller, began working with the Company at the end of August 2007. In a separate development, though, in December 2007 the Company announced that Mark A. Glazer, Chief Financial Officer, Treasurer, and Secretary transitioned to the position of Vice President of Treasury Services. Richard J. Nagel, Jr., Vice President, Chief Accounting Officer assumed the role of Interim Chief Financial Officer. The Company is in the process of a search for a new Chief Financial Officer, which it expects will take several months to complete.

We have implemented or intend to implement during fiscal 2008, the following measures to remediate the material weakness in internal control over financial reporting noted in Item 9A(b) above:

•	Complete the process of hiring a new Chief Financial Officer.

•	Perform an overall assessment of the staffing requirements for the accounting department and add resources to our corporate accounting function to assist in evaluating complex and judgmental accounting, tax and financial reporting issues.

As of March 17, 2008, our remediation efforts related to the material weakness which existed as of December 31, 2007 were not complete. Our efforts to remediate the material weakness will continue during fiscal 2008.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vicor Corporation

We have audited Vicor Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. As of December 31, 2007, the Company’s accounting department did not have sufficient experienced personnel and resources with the requisite technical skills to address complex and judgmental accounting, tax and financial reporting matters as part of its financial statement close process. As a result, the Company’s financial statement close process was not effective as of December 31, 2007 as it relates to evaluating and accounting for complex and judgmental accounting, tax and financial reporting matters, including accounting for the Company’s related-party investment in Great Wall Semiconductor Corporation, accounting for income taxes, accounting for complex revenue transactions and accounting for judgmental accrued liabilities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Vicor Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2008

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 annual meeting of stockholders.

ITEM 11 —	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 annual meeting of stockholders.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 annual meeting of stockholders.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 annual meeting of stockholders.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document

3.1	• Restated Certificate of Incorporation, dated February 28, 1990(1)
3.2	• Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)
3.3	• Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)
3.4	• Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)
3.5	• Bylaws, as amended(9)
4.1	• Specimen Common Stock Certificate(2)
10.1	• 1984 Stock Option Plan of the Company, as amended(2)
10.2	• 1993 Stock Option Plan(3)
10.3	• 1998 Stock Option and Incentive Plan(4)
10.4	• Amended and Restated 2000 Stock Option and Incentive Plan(5)
10.5	• Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)
10.6	• Sales Incentive Plan(7)
10.7	• Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.8	• Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan(8)

10.9	• V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.10	• Form of Non-Qualified Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(10)
10.11	• Form of Incentive Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.12	• Form of Stock Restriction Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
21.1	• Subsidiaries of the Company(12)
23.1	• Consent of Independent Registered Public Accounting Firm(12)
31.1	• Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(12)
31.2	• Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(12)
32.1	• Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	• Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 incorporated herein by reference.

(12)	Filed herewith.

VICOR CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

2007
Allowance for doubtful accounts	$583,000	$246,000	$(431,000)	$398,000
2006
Allowance for doubtful accounts	$635,000	$96,000	$(148,000)	$583,000
2005
Allowance for doubtful accounts	$468,000	$195,000	$(28,000)	$635,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge	Other
	Balance at	to Costs and	Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

2007
Inventory reserves	$8,363,000	$1,075,000	$(1,792,000)	$7,646,000
2006
Inventory reserves	$10,691,000	$702,000	$(3,030,000)	$8,363,000
2005
Inventory reserves	$7,844,000	$4,777,000	$(1,930,000)	$10,691,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ Richard J. Nagel, Jr.
Richard J. Nagel, Jr.
Interim Chief Financial Officer
Vice President, Chief Accounting Officer

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008

/s/ Richard J. Nagel, Jr. Richard J. Nagel, Jr.	Interim Chief Financial Officer Vice President, Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Estia J. Eichten Estia J. Eichten	Director	March 17, 2008

/s/ David T. Riddiford David T. Riddiford	Director	March 17, 2008

/s/ Barry Kelleher Barry Kelleher	Director	March 17, 2008

/s/ Samuel Anderson Samuel Anderson	Director	March 17, 2008

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 17, 2008