Form 10-Q
period 2008-03-31
VICOR CORP
filed 2008-05-12
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
(978) 470-2900
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008 was:

Common Stock, $.01 par value	29,852,158
Class B Common Stock, $.01 par value	11,785,052

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1

Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:

Cash and cash equivalents	$34,093	$20,017
Restricted cash and short-term investments	1,024	952
Short-term investments	5,750	57,490
Accounts receivable, less allowance of $340 in 2008 and $398 in 2007	29,114	32,054
Inventories, net	25,528	23,078
Deferred tax assets	741	741
Other current assets	3,358	2,629

Total current assets	99,608	136,961

Long-term investments, net	36,500	—
Property, plant and equipment, net	50,049	50,257
Other assets	5,469	5,240

	$191,626	$192,458

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$9,338	$10,062
Accrued compensation and benefits	5,609	6,003
Accrued expenses	3,477	3,471
Accrual for litigation settlement	240	240
Dividend payable	6,245	—
Income taxes payable	591	278
Deferred revenue	1,241	983

Total current liabilities	26,741	21,037

Long-term income taxes payable	1,372	1,344
Deferred income taxes	1,725	1,597
Minority interests	4,485	4,040

Stockholders’ equity:

Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	159,637	159,332
Retained earnings	120,638	126,263
Accumulated other comprehensive (loss) income	(1,647)	170
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	157,303	164,440

	$191,626	$192,458

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
		(as restated)
Net revenues	$53,469	$46,981
Cost of revenues	31,009	26,754

Gross margin	22,460	20,227

Operating expenses:
Selling, general and administrative	14,052	12,013
Research and development	7,511	7,400

Total operating expenses	21,563	19,413

Income from operations	897	814

Other income (expense), net	755	1,577

Income before income taxes	1,652	2,391

Provision (benefit) for income taxes	242	(11)

Loss from equity method investment (net of tax)	790	81

Net income	$620	$2,321

Net income per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

Shares used to compute net income per share:
Basic	41,636	41,565
Diluted	41,675	41,614

Cash dividends declared per share	$0.15	$0.15
See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
		(as restated)
Operating activities:
Net income	$620	$2,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,586	3,133
Loss from equity method investee (net of tax)	790	81
Minority interest in net income of subsidiaries	445	17
Stock compensation expense	302	194
Amortization of bond premium	—	(218)
Gain on disposal of equipment	(13)	(23)
Change in current assets and liabilities, net	(437)	(39,316)

Net cash provided by (used in) operating activities	4,293	(33,811)

Investing activities:
Purchases of investments	(8,254)	(38,629)
Sales and maturities of investments	21,493	77,460
Additions to property, plant and equipment	(2,325)	(2,118)
Purchase of equity method investment	(1,000)	—
Proceeds from sale of equipment	13	23
Change in restricted cash	(72)	—
Increase in other assets	(36)	(27)

Net cash provided by investing activities	9,819	36,709

Financing activities:
Proceeds from issuance of Common Stock	3	18
Common Stock dividends paid	—	(6,235)

Net cash provided by (used in) financing activities	3	(6,217)

Effect of foreign exchange rates on cash	(39)	(2)

Net increase (decrease) in cash and cash equivalents	14,076	(3,321)

Cash and cash equivalents at beginning of period	20,017	35,860

Cash and cash equivalents at end of period	$34,093	$32,539

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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

As described in Note 7, due to an additional investment in Great Wall Semiconductor Corporation (“GWS”) in May 2007, Vicor Corporation (the “Company”) changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three months ended March 31, 2007, have been retroactively restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion 18 (APB 18), “The Equity Method of Accounting for Investments in Common Stock”.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008. Operating results for the three months ended March 31, 2008, includes previously unidentified compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. Management has concluded the impact of accounting for these previously unidentified accruals in the first quarter of 2008 is not material to the Company’s first quarter results, the Company’s estimated 2008 financial results, or prior period financial results. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2.	Short-Term and Long-Term Investments

The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can and has historically invested its substantial cash balances in demand deposit accounts, money market funds meeting certain quality criteria, and highly-liquid auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.

As of March 31, 2008, the Company held approximately $42.1 million in auction rate securities, consisting of debt obligations of municipal and corporate debt issuers. The interest rates for these debt securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
2.	Short-Term and Long-Term Investments (continued)

securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At March 31, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning that there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. As of March 31, 2008, the Company held auction rate securities that had experienced failed auctions totaling approximately $38.5 million at par value (the “Failed Auction Securities”), representing approximately 20% of total assets of the Company.

Management is not aware of any reason to believe any of the underlying issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Subsequent to March 31, 2008, four issues of auction rate securities, totaling $3.6 million, which were classified as short-term investments as of March 31, 2008, were called by the issuers, with the Company receiving par value for each. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company has classified the Failed Auction Securities as long-term as of March 31, 2008.

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities at March 31, 2008, was estimated by the Company to be approximately $36.5 million, compared with a par value of approximately $38.5 million. Management considers this $2.0 million difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in accumulated other comprehensive (loss) income on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
2.	Short-Term and Long-Term Investments (continued)

credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.

Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.

3.	Fair Value Measurements

The Company purchases marketable securities that have been designated as “available-for-sale” in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Consistent with SFAS 115, such available-for-sale securities are carried at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income,” a component of stockholders’ equity. At December 31, 2007, all marketable securities held by the Company were classified as short-term investments.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements,” expanding upon SFAS 115 and providing guidance on how to measure assets and liabilities recorded at “fair” value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports. The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. In accordance with FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. FSP FAS 157-2 will impact the disclosures related to the Company’s investment in GWS and goodwill related to the operations of one of its subsidiaries, Vicor Japan Company, Ltd.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:
Level 1	Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
3.	Fair Value Measurements (continued)
Level 2	Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3	Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

As of March 31, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (DCF) model to determine the estimated fair value of these securities as of March 31, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments, and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $500,000.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
3.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008
	Using
	Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Cash Equivalents:
Money Market Funds	$23,486	—	—	$23,486
Auction Rate Securities:
Short term investments	3,600	—	—	3,600
Long term investments	—	—	$36,500	36,500
The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2008 (in thousands):

Level 3
Balance at the beginning of the period [1]	$—
Transfers into Level 3 categorization:	38,500
Unrealized loss included in other comprehensive (loss) income	(2,000)

Balance at the end of the period	$36,500

[1]	The Company adopted SFAS 157 in January 2008 and, as such, had no beginning balance of such assets.
All short-term and long-term investments measured at fair value are classified as available-for-sale securities, consistent with SFAS 115. Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except when losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense), net.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option as set forth by SFAS 159.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
4.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Stock compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$15	$10
Selling, general and administrative	225	118
Research and development	62	66

Total stock based compensation	$302	$194

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
5.	Net Income per Share

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
		(as restated)
Numerator:
Net income	$620	$2,321

Denominator:
Denominator for basic income per share-weighted average shares	41,636	41,565

Effect of dilutive securities:
Employee stock options	39	49

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,675	41,614

Basic income per share	$0.01	$0.06

Diluted income per share	$0.01	$0.06

Options to purchase 789,129 and 1,409,678 shares of Common Stock were outstanding for the three months ended March 31, 2008, and 2007, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

6.	Inventories

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
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
Inventories were as follows as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$25,386	$23,711
Work-in-process	3,248	2,656
Finished goods	4,053	4,357

	32,687	30,724
Inventory reserves	(7,159)	(7,646)

Net balance	$25,528	$23,078

7.	Investments

In May 2007, the Company invested $1,000,000 in non-voting convertible preferred stock of GWS. The Company made an additional $1,000,000 investment in February 2008, increasing its ownership in GWS to approximately 30%. The Company’s total gross investment in GWS was $5,000,000 as of March 31, 2008, and $4,000,000 as of December 31, 2007. GWS designs, develops and manufactures high performance power semiconductors. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer, as well as the majority voting shareholder, of GWS. The Company and GWS are parties to a cross-license agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $873,000 for the quarter ended March 31, 2008.

As previously disclosed, the Company, due to the additional investment in GWS in May 2007, changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the Company’s financial statements for the years ended December 31, 2003, 2004, 2005, and 2006 were restated to reflect the equity method of accounting, in accordance with APB 18.

In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards 141, “Business Combinations” (SFAS 141). The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with SFAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date. The amounts included in other assets in the accompanying consolidated balance sheets related to the net GWS investment were $897,000 and $687,000 as of March 31, 2008 and December 31, 2007, respectively, as follows (in thousands):

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
7.	Investments (continued)

	March 31,	December 31,
	2008	2007
Equity method goodwill	$770	$634
Intangible assets, net of amortization	127	53

	$897	$687

Loss from equity method investment (net of tax) for the three months ended March 31 consists of the following (in thousands):

	2008	2007
		(As restated)
Allocation of losses from equity method investment (net of tax)	$29	$22
Amortization of intangible assets and other (net of tax)	55	59
Other than temporary decline in investment	706	—

	$790	$81

Net income for the three months ending March 31, 2007 was affected by the change in accounting principle from cost method to equity method of accounting for the investment in GWS. Net income as restated for the three months ending March 31, 2007 was $2,321,000, as compared to net income as previously reported of $2,402,000. Basic and diluted income per share as restated and as previously reported was $0.06, respectively.

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If an impairment indicator is identified, the fair value of the investment is estimated and compared it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination is made as to whether the impairment is other-than- temporary. For other-than-temporary impairments, an impairment loss equal to the difference between an investment’s carrying value and its fair value is recognized. During the three months ending March 31, 2008, the investment was adjusted for a decline in value judged to be other than temporary of $706,000. Deterioration or changes in GWS’ business in the future could lead to such impairment adjustments in future periods and the impairment adjustments may be material.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
7.	Investments (continued)

Summary financial information for GWS is as follows (in thousands):

	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
Current assets	$2,400	$2,322
Noncurrent assets	3,084	3,110
Total assets	5,484	5,432
Current liabilities	1,809	1,743
Noncurrent liabilities	400	1,354
Minority interests	3,663	3,614
Total stockholders’ equity (deficit)	(387)	(1,280)

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Net revenue	$1,732	$382
Gross margin	494	134
Net income (loss)	(111)	(124)
8.	Product Warranties

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
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
8. Product Warranties (continued)
Product warranty activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Balance at the beginning of the period	$679	$1,046
Accruals for warranties for products sold in the period	59	26
Fulfillment of warranty obligations	(51)	(36)
Revisions of estimated obligations	6	(25)

Balance at the end of the period	$693	$1,011

The Company accounts for extended warranty provisions in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.

9.	Income Taxes

In 2008, the tax provision is based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities. In 2007, the tax provision is based on an estimated annual effective tax rate for 2007, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. The expense was offset by a discrete item representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for the tax years 1994 through 2002 by the Internal Revenue Service.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
10.	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive (loss) income for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
		(as restated)
Net income	$620	$2,321
Foreign currency translation gain	183	14
Unrealized (losses) gains (net of tax) on available-for-sale securities	(2,000)	6

Comprehensive (loss) income	$(1,197)	$2,341

As of March 31, 2008, the Company performed a valuation of its Failed Auction Securities (see Note 3.). Based on that valuation, the Company recorded a reduction in the aggregate value of these investments of $2,000,000, for which the Company believes represents a temporary decline in value.

11.	Legal Proceedings

The Company and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and, in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received payments of $1,770,000 in full settlement of the Company’s infringement claims against Artesyn and Lucent/Tyco. The full amount of the payment, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, was recorded in the second quarter of 2007.

On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from its insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
11.	Legal Proceedings (continued)
suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision.

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

12.	Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products. The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of the Company, which designs, develops, manufactures and markets power management integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.

The following table provides significant segment financial data as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2008:
Net revenues	$49,010	$4,315	$1,143	$—	$(999)	$53,469
Income (loss) from operations	7,577	(6,141)	(681)	(148)	290	897
Total assets	157,729	15,575	7,553	106,263	(95,494)	191,626
Depreciation and amortization	1,536	575	97	378	—	2,586

2007:
Net revenues	$45,875	$971	$1,153	$—	$(1,018)	$46,981
Income (loss) from operations	7,538	(5,868)	(589)	(390)	123	814
Total assets (as restated)	123,825	9,232	7,346	108,980	(56,769)	192,614
Depreciation and amortization	1,950	486	116	581	—	3,133
The elimination for total assets is principally related to inter-segment receivables due to the BBU segment for the funding of V*I Chip segment operations and for the purchase of equipment for both V*I Chip and Picor segments.

FORM 10-Q
PART I
ITEM 1

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2008
(Unaudited)
13.	Dividends

On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

14.	Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the impact, if any, SFAS 141R will have on its financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has not determined the impact, if any, SFAS 160 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and, the words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding bookings, shipments, the pace of new design wins with early adopters and gaining broader product acceptance within the Company’s target markets, and plans to expand capacity with incremental investments in equipment. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances that may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those economic, business, operational and financial considerations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under Part I, Item I — “Business,” “—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a complete summary of the critical accounting policies and estimates.
Fair Value Measurements
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements, ” (SFAS 157) which provides guidance on how to measure assets and liabilities that are recorded at fair value.  SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports.  The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The principal impact of adopting SFAS 157 was on the fair value measurement and disclosures related to the Company’s investments in auction rate securities, discussed below.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
(Continued)
Results of Operations
Three months ended March 31, 2008, compared to three months ended March 31, 2007
Net revenues for the first quarter of 2008 were $53,469,000, an increase of $6,488,000 or 13.8%, as compared to $46,981,000 for the same period a year ago, and a decrease of 0.9% on a sequential basis from the fourth quarter of 2007. The increase in net revenues from the first quarter of 2007 resulted primarily from an increase in V*I Chip revenues of $3,365,000 as well as an increase in shipments of standard and custom products in the Brick Segment of $3,135,000. Orders during the quarter increased by 2.4% compared with the fourth quarter of 2007. The book-to-bill ratio for the first quarter of 2008 was 0.99:1 as compared to 1.00:1 for the first quarter of 2007 and 0.96:1 in the fourth quarter of 2007. Due to the continued weakness in the book-to-bill ratio for the last two quarters, management believes revenues more than likely will decline sequentially in the second quarter of 2008.
Gross margin for the first quarter of 2008 increased $2,233,000, or 11.0%, to $22,460,000 from $20,227,000 for the first quarter of 2007, and decreased to 42.0% from 43.1% as a percentage of net revenues. The primary component of the increase in gross margin dollars was the increase in net revenues. The primary component of the decrease in gross margin percentage was due to a shift in product mix.
Selling, general and administrative expenses were $14,052,000 for the period, an increase of $2,039,000, or 17.0%, as compared to $12,013,000 for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 26.3% from 25.6%. The principal components of the $2,039,000 increase were: (a) $906,000, representing an 18.0% increase in compensation expense (primarily due to annual compensation adjustments in May 2007) and increased headcount; (b) $352,000, representing a 75.1%, increase in costs associated with audit and tax fees; (c) $301,000, representing a 40.1% increase in expenses associated with Vicor Integration Architects (“VIAs”); (d) $265,000, representing a 37.9% increase in legal fees; (e) $140,000, representing a 27.6% increase in advertising expenses; $144,000, representing a 19.6% increase in expenses incurred by VJCL; and $57,000, representing a 12.7% increase in travel expenses. These amounts were partially offset by a decrease in depreciation and amortization expense of $216,000, or 20.1%. The increases in VIA expenses were principally due to increased commissions expense of $184,000 and an increase in employee benefit costs of $94,000. The increase in compensation expense also included previously unidentified compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. Management has concluded the impact of accounting for these previously unidentified accruals on the first quarter of 2008 is not material to the Company’s first quarter results, the Company’s estimated 2008 financial results, or prior period financial results.
Research and development expenses increased $111,000 or 1.5%, to $7,511,000, from $7,400,000 and decreased as a percentage of net revenues to 14.0% from 15.8% from the same period in 2007. The principal components of the $111,000 increase were; (a) $89,000, representing a 1.8% increase in compensation expense primarily due to annual compensation adjustments in May 2007; (b) $65,000, representing a 237.6% increase in travel expenses for R&D personnel; and (c) $53,000, representing an 11.1% increase in R&D expenses associated with the VIAs. These increases were partially offset by a decrease of $88,000, or 62.5%, in decreased costs due to the allocation of a portion of Picor non-recurring engineering charges to cost of sales and a decrease of $61,000, or 70.7%, in personnel expenses.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
(Continued)
The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2008	2007	(decrease)
Interest income	$903	$1,518	$(615)
Foreign currency gains	262	41	221
Minority interest in net income of subsidiaries	(445)	(17)	(428)
Other	35	35	—

	$755	$1,577	$(822)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short-term investments principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II – Item 1 -Legal Proceedings) as well as the decrease in interest rates. The increase in foreign currency gains is due to favorable exchange rates, primarily involving the U.S. dollar and the Japanese Yen, in 2008 as compared to 2007. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in minority interest in net income of subsidiaries is due to higher income at certain minority interest entities.
Income before income taxes was $1,652,000 for the first quarter of 2008 compared to $2,391,000 for the same period in 2007.
In 2008, the tax provision is based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities. In 2007, the tax provision is based on an estimated annual effective tax rate for 2007, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. The expense was offset by a discrete item representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for the tax years 1994 through 2002 by the Internal Revenue Service.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
(Continued)
Loss from equity method investment (net of tax) increased $709,000 to $790,000 from $81,000 for the same period in 2007. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter of 2008. As described in Note 7 of the condensed consolidated financial statements, in 2007 the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the financial statements for the three months ended March 31, 2007, have been retroactively restated to reflect the equity method of accounting, in accordance with APB 18.
Basic and diluted income per share was $0.01 for the first quarter of 2008 compared to $0.06 for the first quarter of 2007.
As discussed in Note 3 to the condensed consolidated financial statements presented herein, the Company adopted SFAS 157 for measuring and reporting the “fair value” of financial assets and liabilities as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As discussed in Note 3 to the condensed consolidated financial statements presented herein, SFAS 157 provides guidance on how to measure fair value in the absence of quoted market prices or other observable data. SFAS 157 defines “Level 3 Inputs” as unobservable inputs supported by little or no market activity. Such inputs, reflecting the use of significant management judgment, are utilized to develop analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set).
As of March 31, 2008, the Company held approximately $42.1 million in auction rate securities, consisting of debt obligations of municipal and corporate debt issuers. The interest rates for these debt securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At March 31, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning that there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. As of March 31, 2008, the Company held auction rate securities that had experienced failed auctions totaling approximately $38.5 million at par value (the “Failed Auction Securities”), representing approximately 20% of total assets of the Company.

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
(Continued)
Management is not aware of any reason to believe any of the underlying issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Subsequent to March 31, 2008, four issues of auction rate securities, totaling $3.6 million, which were classified as short-term investments as of March 31, 2008, were called by the issuers, with the Company receiving par value for each. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company has classified these investments as long-term as of March 31, 2008.
Based on SFAS 157 and the fair value measurements described in Note 3 to the condensed consolidated financial statements presented herein, the fair value of the Failed Auction Securities at March 31, 2008, was estimated by the Company to be approximately $36.5 million, compared with a par value of $38.5 million. Management considers this $2.0 million difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in accumulated other comprehensive (loss) income on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.
As of March 31, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants. Management utilized a probability weighted discounted cash flow (DCF) model to determine the estimated fair value of these securities as of March 31, 2008.  The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments, and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur.  In making these assumptions, management considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate

FORM 10-Q
PART I
ITEM 2

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2008
(Continued)
benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $500,000.
Liquidity and Capital Resources
At March 31, 2008, the Company had $34,093,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 3.7:1 at March 31, 2008 compared to 6.5:1 at December 31, 2007. Working capital decreased $43,057,000 from $115,924,000 at December 31, 2007 to $72,867,000 at March 31, 2008. The primary factors affecting the working capital decrease was due to the reclassification of certain short-term investments to long-term investments of $36,500,000 and the increase in dividend payable of $6,245,000. The primary source of cash for the three months ended March 31, 2008 was $13,239,000 in net sales of short-term investments and cash provided by operating activities of $4,293,000. The primary uses of cash for the three months ended March 31, 2008 were $2,325,000 for the purchase of equipment and an additional investment of $1,000,000 in GWS made by the Company during February 2008.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2008. As of March 31, 2008, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new Factored Power Architecture products and replacement of aging manufacturing equipment utilized by the Brick Business Unit. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. Additionally, the Company had approximately $740,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2008.

FORM 10-Q PART I ITEMS 2-3 PAGE 24
VICOR CORPORATION
March 31, 2008
As of May 7, 2008, the Company held a total of approximately $38.5 million (at par value) of Failed Auction Securities. The funds associated with Failed Auction Securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. Based on the Company’s ability to access cash and other short-term investments and expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term and long-term investments and fluctuations in foreign currency exchange rates.
As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, management believes the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, in which a significant portion are invested in auction rate securities, the majority of which are collateralized by student loans. These auction rate securities have interest rates reset at auction at regular intervals. As of May 7, 2008, the Company was holding a total of approximately $38.5 million (at par value) in Failed Auction Securities. While those debt securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments that could lead to impairment charges in future periods, should a decline in the value of these securities be other than temporary, in which case the losses are recorded in other income (expense), net. Management does not believe there was an other-than-temporary decline in value in these securities as of March 31, 2008.
The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate. In addition, the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, management believes that market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations.

FORM 10-Q PART I ITEM 4 PAGE 25
VICOR CORPORATION
March 31, 2008
Item 4 — Controls and Procedures
(a) Disclosure regarding controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2008). Management had previously conducted an evaluation of the its internal controls over financial reporting as of December 31, 2007 and concluded that a material weakness existed in the Company’s internal controls in that the Company’s financial statement close process was not effective as of December 31, 2007 as it relates to evaluating and accounting for complex and judgmental accounting, tax and financial reporting matters. For further information, refer to the Item 9A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and Interim CFO, has concluded that the Company’s disclosure controls and procedures as of March 31, 2008, were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting as described above. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, management, including the CEO and Interim CFO, recognizes that the Company’s disclosure controls or its internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls

FORM 10-Q PART I ITEM 4 PAGE 26
VICOR CORPORATION
March 31, 2008
effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
(b) Changes in internal control over financial reporting.
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of the Company’s Material Weakness
Management’s remediation efforts related to the material weakness that existed as of December 31, 2007, and noted in Item 9A(b) of the Company’s 2007 Annual Report on Form 10-K filed on March 19, 2008, were not complete as of May 12, 2008. Efforts to remediate the material weakness will continue during 2008. An update as to the status of management’s efforts is listed below:
•	The Company has hired a new Chief Financial Officer with the appointment of James A. Simms, effective April 14, 2008.

•	The Company is in the process of performing an overall assessment of the staffing requirements for the accounting department to assist the Company in evaluating complex and judgmental accounting, tax and financial reporting issues.

FORM 10-Q PART II ITEMS 1-1A PAGE 27
VICOR CORPORATION
Part II — Other Information
March 31, 2008
Item 1 — Legal Proceedings
The Company and VLT, Inc. (“VLT”), a wholly owned subsidiary of the Company, have been pursuing certain patent infringement claims directly against Artesyn Technologies (“Artesyn”), Lucent Technologies and Tyco Electronics — Power Systems, Inc. (“Lucent / Tyco”) in the United States District Court in Boston, Massachusetts. The lawsuit against Lucent was filed in May 2000 and, in April 2001, the Company added Tyco Electronics as a defendant in that lawsuit. The lawsuit against Artesyn was filed in February 2001. In the second quarter of 2007, the Company entered into separate settlement agreements with Artesyn and Lucent/Tyco, under which the Company received payments of $1,770,000 in full settlement of the Company’s infringement claims against Artesyn and Lucent/Tyco. The full amount of the payment, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, was recorded in the second quarter of 2007.
On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was paid by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further recoveries from its insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007 as a result of the Court’s decision.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

FORM 10-Q PART II ITEMS 2-5 PAGE 28
VICOR CORPORATION
Part II- Other Information
March 31, 2008
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
January 1 - 31, 2008	—	—	—	$8,541,000
February 1 - 29, 2008	—	—	—	$8,541,000
March 1 - 31, 2008	—	—	—	$8,541,000

Total	—	$—	—	$8,541,000

     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Not applicable.

FORM 10-Q PART II ITEM 6 PAGE 29
VICOR CORPORATION
Part II — Other Information
March 31, 2008
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

FORM 10-Q PART II PAGE 30
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 12, 2008	By:	/s/ Patrizio Vinciarelli Patrizio Vinciarelli
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ James A. Simms James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)