Form 10-Q
period 2008-06-30
VICOR CORP
filed 2008-08-11
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File Number	0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008 was:

Common Stock, $.01 par value	29,885,746
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

FORM 10-Q
PART I
ITEM 1
PAGE 1
Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	June 30, 2008	December 31, 2007

Current assets:

Cash and cash equivalents	$33,000	$20,017
Short-term investments	2,663	57,490
Accounts receivable, less allowance of $296 in 2008 and $398 in 2007	27,181	32,054
Inventories, net	26,025	23,078
Deferred tax assets	741	741
Other current assets	3,121	2,539

Total current assets	92,731	135,919

Restricted cash and cash equivalents	919	952
Long-term investments, net	36,250	–
Property, plant and equipment, net	49,322	50,257
Other assets	5,397	5,330

	$184,619	$192,458

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$8,260	$10,062
Accrued compensation and benefits	7,082	6,003
Accrued expenses	2,925	3,471
Accrual for litigation settlement	162	240
Income taxes payable	696	278
Deferred revenue	534	941

Total current liabilities	19,659	20,995

Long-term deferred revenue	924	42
Long-term income taxes payable	1,399	1,344
Deferred income taxes	1,649	1,597
Minority interests	4,991	4,040

Stockholders’ equity:

Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	160,013	159,332
Retained earnings	119,315	126,263
Accumulated other comprehensive (loss) income	(2,006)	170
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	155,997	164,440

	$184,619	$192,458

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$49,297	$47,206	$102,766	$94,187
Cost of revenues	28,184	27,607	59,193	54,361

Gross margin	21,113	19,599	43,573	39,826

Operating expenses:
Selling, general and administrative	13,975	12,163	28,027	24,176
Research and development	8,080	7,667	15,591	15,067
Gain from litigation-related settlements, net	(177)	(1,353)	(177)	(1,353)

Total operating expenses	21,878	18,477	43,441	37,890

Income (loss) from operations	(765)	1,122	132	1,936

Other income (expense), net	(36)	906	719	2,483

Income (loss) before income taxes	(801)	2,028	851	4,419

Provision for income taxes	350	298	592	287

Loss from equity method investment, net of tax	172	756	962	837

Net income (loss)	$(1,323)	$974	$(703)	$3,295

Net income (loss) per common share:
Basic	$(0.03)	$0.02	$(0.02)	$0.08
Diluted	$(0.03)	$0.02	$(0.02)	$0.08

Shares used to compute net income (loss) per share:
Basic	41,643	41,576	41,640	41,570
Diluted	41,643	41,641	41,640	41,628

Cash dividends per share	$0.00	$0.00	$0.15	$0.15
See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Operating activities:
Net income (loss)	$(703)	$3,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,211	6,185
Loss from equity method investment, net of tax	962	837
Minority interest in net income of subsidiaries	951	89
Long-term deferred revenue	882	87
Stock compensation expense	588	321
Amortization of bond premium	–	(321)
Gain on disposal of equipment	(22)	(23)
Change in current assets and liabilities, net	233	(36,440)

Net cash provided by (used in) operating activities	8,102	(25,970)

Investing activities:
Purchases of investments	(9,812)	(72,408)
Sales and maturities of investments	26,139	103,030
Additions to property, plant and equipment	(4,169)	(3,140)
Purchase of equity method investment	(1,000)	(1,000)
Proceeds from sale of equipment	22	23
Change in restricted cash and cash equivalents	33	–
Increase in other assets	(119)	(58)

Net cash provided by investing activities	11,094	26,447

Financing activities:
Proceeds from issuance of Common Stock	93	227
Common Stock dividends paid	(6,245)	(6,327)

Net cash used in financing activities	(6,152)	(6,100)

Effect of foreign exchange rates on cash	(61)	12

Net increase (decrease) in cash and cash equivalents	12,983	(5,611)

Cash and cash equivalents at beginning of period	20,017	35,860

Cash and cash equivalents at end of period	$33,000	$30,249

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008. Operating results for the six months ended June 30, 2008 includes compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. Management has concluded the impact of accounting for these previously unidentified accruals in the first quarter of 2008 is not material for the first quarter or the six months ended June 30, 2008, the Company’s estimated 2008 financial results, or prior periods. Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The balance sheet at December 31, 2007, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

As of June 30, 2008, the Company held $38,500,000 of auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At June 30, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
2.	Short-Term and Long-Term Investments (continued)

Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called by the issuer, or the underlying securities have matured. As of June 30, 2008, the Company held auction rate securities that had experienced failed auctions totaling $38,500,000 at par value (the “Failed Auction Securities”).

Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2008, having classified them as long-term as of March 31, 2008.

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities at June 30, 2008, was estimated by the Company to be approximately $36,250,000, compared with a par value of $38,500,000. Management considers this $2,250,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
2.	Short-Term and Long-Term Investments (continued)

Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.

3.	Fair Value Measurements

The Company purchases marketable securities that have been designated as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Consistent with SFAS 115, such available-for-sale securities are carried at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive (loss) income,” a component of stockholders’ equity.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, expanding upon SFAS 115 and providing guidance on how to measure assets and liabilities recorded at “fair” value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports. The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. In accordance with FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. FSP FAS 157-2 will impact the disclosures related to the Company’s investment in Great Wall Semiconductor Corporation (“GWS”) and goodwill related to the operations of one of the Company’s subsidiaries, Vicor Japan Company, Ltd.

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
Level 1	Inputs used to measure fair value are unadjusted quoted prices available in active markets for the identical assets or liabilities as of the reporting date.

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
3.	Fair Value Measurements (continued)
Level 2	Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets. Level 2 also includes assets and liabilities valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3	Inputs used to measure fair value are unobservable inputs supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
As of June 30, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $600,000.

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
3.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Cash equivalents:
Money market funds	$20,913	$–	$–	$20,913
Short term investments	2,663	–	–	2,663
Auction rate securities:
Long term investments	–	–	36,250	36,250
The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2008 (in thousands):

Level 3

Balance at the beginning of the period (1)	$–
Transfers into Level 3 categorization:	38,500
Unrealized loss included in Accumulated other comprehensive (loss) income	(2,250)

Balance at the end of the period	$36,250

(1) The Company adopted SFAS 157 in January 2008 and, as such, had no beginning balance of such assets.
All short-term and long-term investments measured at fair value are classified as available-for-sale securities, consistent with SFAS 115. Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in “Accumulated other comprehensive (loss) income”, except when losses are considered to be other-than-temporary, in which case the losses are recorded in “Other income (expense), net”.

Effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option as set forth by SFAS 159.

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
4.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), Share-Based Payment. Stock compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenues	$30	$14	$45	$24
Selling, general and administrative (1)	206	46	431	164
Research and development	50	67	112	133

Total stock based compensation	$286	$127	$588	$321

(1)	The increase in selling, general and administrative stock-based compensation expense is primarily the result of acceleration of the service periods used to amortize the cost of V*I Chip stock options granted to the Company’s Chief Executive Officer in 2007.

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
5.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Numerator:
Net income (loss)	($ 1,323)	$ 974	($ 703)	$ 3,295

Denominator:
Denominator for basic income (loss) per share (weighted average shares)	41,643	41,576	41,640	41,570

Effect of dilutive securities:
Employee stock options (1)	-	65	-	58

Denominator for diluted income (loss) per share (adjusted weighted-average shares and assumed conversions) (2)	41,643	41,641	41,640	41,628

Basic income (loss) per share	$ (0.03)	$ 0.02	$ (0.02)	$ 0.08

Diluted income (loss) per share	$ (0.03)	$ 0.02	$ (0.02)	$ 0.08

(1)	Options to purchase 1,236,256 and 1,302,434 shares of Common Stock were outstanding for the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

(2)	Options to purchase 1,007,761 and 1,044,879 shares of Common Stock for the three and six months ended June 30, 2008, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.
6.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market and presented in the accompanying consolidated balance sheets net of reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for such reserves is based upon its known backlog, projected future demand and expected market conditions. If the Company’s estimated demand and / or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

FORM 10-Q
PART I
ITEM 1
PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
6.	Inventories (continued)

“Inventories, net” as of June 30, 2008 and December 31, 2007 (in thousands) were as follows:

	June 30, 2008	December 31, 2007

Raw materials	$ 25,479	$ 23,711
Work-in-process	3,158	2,656
Finished goods	4,480	4,357

	33,117	30,724
Inventory reserves	(7,092)	(7,646)

Inventories, net	$ 26,025	$ 23,078

7.	Investments

In May 2007, the Company invested $1,000,000 in non-voting convertible preferred stock of GWS. The Company made an additional $1,000,000 investment in February 2008, increasing its ownership in GWS to approximately 30%. The Company’s total gross investment in GWS was $5,000,000 as of June 30, 2008, and $4,000,000 as of December 31, 2007. GWS designs, develops and manufactures high performance power semiconductors. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer, as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $970,000 for the six months ended June 30, 2008.

As previously disclosed, the Company, due to the additional investment in GWS in May 2007, changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the Company’s financial statements for the years ended December 31, 2003, 2004, 2005, and 2006 were restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting, in accordance with SFAS 141, Business Combinations. The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (“IPR&D”). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with SFAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date.

FORM 10-Q
PART I
ITEM 1
PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
7.	Investments (continued)

The amounts included in “Other assets” in the accompanying consolidated balance sheets related to the net GWS investment were $726,000 and $687,000 as of June 30, 2008, and December 31, 2007, respectively, as follows (in thousands):

	June 30,	December 31,
	2008	2007

Equity method goodwill	$ 606	$ 634
Intangible assets, net of amortization	120	53

	$ 726	$ 687

“Loss from equity method investment, net of tax” presented in the accompanying condensed consolidated statements of operations for the three and six months ended June 30 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Allocation of losses from equity method investment, net of tax	$145	$ 61	$174	$ 83
Amortization of intangible assets and other, net of tax	27	75	82	134
Other than temporary decline in investment	-	620	706	620

Loss from equity method investment, net of tax	$172	$756	$962	$837

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations; actual results of operations compared to forecast; working capital requirements; additional third-party equity investment, if any; and other considerations. If an impairment indicator is identified, the fair value of the investment is estimated and compared it to its carrying value. If the fair value of the investment is less than its carrying

FORM 10-Q
PART I
ITEM 1
PAGE 13
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
7.	Investments (continued)

value, the investment is impaired and a determination is made as to whether the impairment is other-than-temporary. For other-than-temporary impairments, an impairment loss equal to the difference between an investment’s carrying value and its fair value is recognized. In the first quarter of 2008, the investment was adjusted for a decline in value judged to be other than temporary of $706,000. Deterioration or changes in GWS’ business in the future could lead to impairment adjustments in future periods and such impairment adjustments may be material.

Summary financial information for GWS is as follows (in thousands):

	As of
	June 30,	December 31,
	2008	2007
	(unaudited)

Current assets	$1,913	$2,322
Noncurrent assets	3,064	3,110
Total assets	4,977	5,432
Current liabilities	1,812	1,743
Noncurrent liabilities	400	1,354
Minority interests	3,638	3,614
Total stockholders’ equity (deficit)	(873)	(1,280)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)

	2008	2007	2008	2007

Net revenue	$712	$300	$2,444	$682
Gross margin	321	54	815	188
Net income (loss)	(485)	(278)	(596)	(402)

FORM 10-Q
PART I
ITEM 1
PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
8.	Product Warranties
The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in accrued expenses in the accompanying condensed consolidated balance sheets.
Product warranty activity for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at the beginning of the period	$693	$1,011	$679	$1,046
Accruals for warranties for products sold in the period	209	164	269	190
Fulfillment of warranty obligations	(19)	(90)	(71)	(126)
Revisions of estimated obligations	(77)	(207)	(71)	(232)

Balance at the end of the period	$806	$878	$806	$878

The Company accounts for extended warranty provisions in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.
9.	Income Taxes
In 2008, the tax provision is based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable. In 2007, the tax provision is based on an estimated annual effective tax rate for 2007, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. The expense was offset by discrete items representing a reduction in tax reserves in the second quarter of 2007 and refunds of interest received and recorded as a benefit during the first quarter

FORM 10-Q
PART I
ITEM 1
PAGE 15
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
9.	Income Taxes (continued)
of 2007 as final settlement related to the audit of the Company’s federal tax returns for the tax years 1994 through 2002 by the Internal Revenue Service.
The provision for income taxes and the effective income tax rate for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

Provision for income taxes	$350	$298	$592	$287

Effective income tax rate	43.7%	14.7%	69.6%	6.5%
The increase in the effective tax rates for the three and six months ended June 30, 2008 compared to the comparable periods in 2007 is principally due to the higher projected annual pre-tax income and therefore, higher estimated federal and state income taxes for the minority — owned subsidiaries that are not part of the Company’s consolidated income tax return. In addition, the Company reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with the Internal Revenue Service audit noted above.
10.	Comprehensive (Loss) Income
The following table sets forth the computation of “Comprehensive (loss) income” for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Net income (loss)	$(1,323)	$974	$(703)	$3,295
Foreign currency translation (loss) gain	(109)	(44)	74	(30)
Unrealized (losses) gains, net of tax, on available for sale securities	(250)	-	(2,250)	6

Comprehensive (loss) income	$(1,682)	$930	$(2,879)	$3,271

FORM 10-Q
PART I
ITEM 1
PAGE 16
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
10.	Comprehensive (Loss) Income (continued):
As of June 30 and March 31, 2008, the Company performed a valuation of its Failed Auction Securities (see Note 3.). Based on those valuations, the Company recorded a reduction in the aggregate value of these investments of $250,000 and $2,000,000, respectively, which the Company believes represents a temporary decline in value.
11.	Legal Proceedings
As previously disclosed, the Company received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, was included in the second quarter of 2007 in “Gain from litigation related settlements, net” in the accompanying condensed consolidated statement of operations. The Company was informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.
On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further reimbursement from its insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007, included in “Gain from litigation-related settlements, net” in the accompanying condensed consolidated statement of operations as a result of the Court’s decision, of which $78,000 of the award was paid in the second quarter of 2008.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

FORM 10-Q
PART I
ITEM 1
PAGE 17
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
12.	Segment Information
The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products. The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary that designs, develops, manufactures and markets the Company’s Factorized Power Architecture products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of the Company that designs, develops, manufactures and markets power management integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.
The following table provides segment financial data as of and for the three months ended June 30, 2008 and 2007 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2008:
Net revenues	$45,963	$3,195	$1,192	$-	$(1,053)	$49,297
Income (loss) from operations	6,220	(6,614)	(542)	39	132	(765)
Total assets	161,878	16,084	7,757	102,813	(103,913)	184,619
Depreciation and amortization	1,469	674	94	388	-	2,625

2007:
Net revenues	$45,601	$1,422	$1,124	$-	$(941)	$47,206
Income (loss) from operations	6,228	(5,769)	(709)	1,207	165	1,122
Total assets	127,786	10,020	7,367	117,020	(64,822)	197,371
Depreciation and amortization	2,076	502	97	377	-	3,052
The following table provides segment financial data as of and for the six months ended June 30, 2008 and 2007 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2008:
Net revenues	$94,975	$7,508	$2,335	$-	$(2,052)	$102,766
Income (loss) from operations	13,797	(12,757)	(1,223)	(109)	424	132
Total assets	161,878	16,084	7,757	102,813	(103,913)	184,619
Depreciation and amortization	3,010	1,249	191	761	-	5,211

2007:
Net revenues	$91,476	$2,393	$2,277	$-	$(1,959)	$94,187
Income (loss) from operations	13,766	(11,637)	(1,298)	817	288	1,936
Total assets	127,786	10,020	7,367	117,020	(64,822)	197,371
Depreciation and amortization	4,027	988	212	958	-	6,185

FORM 10-Q
PART I
ITEM 1
PAGE 18
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
12.	Segment Information (continued)
The elimination for total assets is principally related to inter-segment receivables due to the BBU segment for the funding of V*I Chip segment operations and for the purchase of equipment for both V*I Chip and Picor segments.
13.	Dividends
On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008, to shareholders of record at the close of business on April 2, 2008.
On August 7, 2008, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,248,000 will be paid on September 10, 2008 to shareholders of record at the close of business on August 25, 2008. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
14.	Impact of Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the impact, if any, SFAS 141R will have on its financial position or results of operations.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has not determined the impact, if any, SFAS 160 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 1
PAGE 19
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Unaudited)
14.	Impact of Recently Issued Accounting Standards (continued)
In April 2008, the FASB issued FASB Statement of Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The standard is expected to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 is effective for fiscal periods beginning on or after December 15, 2008. The Company has not determined the impact, if any, FSP FAS 142-3 will have on its financial position or results of operations.

FORM 10-Q
PART I
ITEM 1
PAGE 20
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
 Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and, the words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding bookings, shipments, revenue, the pace of new design wins with early adopters and gaining broader product acceptance within the Company’s target markets, and plans to expand capacity with incremental investments in equipment. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances that may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those economic, business, operational and financial considerations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under Part I, Item I — “Business,” “—Competition,” “—Patents,” and “—Licensing,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a complete summary of the critical accounting policies and estimates.
Fair Value Measurements
In September 2006, FASB issued SFAS 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that are recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports. The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The primary impact of adopting SFAS 157 was on the fair value measurement and disclosures related to the Company’s investments in auction rate securities, discussed below.

FORM 10-Q
PART I
ITEM 2
PAGE 21
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
Results of Operations
Three months ended June 30, 2008, compared to three months ended June 30, 2007
Net revenues for the second quarter of 2008 were $49,297,000, an increase of $2,091,000 or 4.4%, as compared to $47,206,000 for the same period a year ago, and a decrease of 7.8% on a sequential basis from the first quarter of 2008. The increase in net revenues from the second quarter of 2007 resulted primarily from an increase in V*I Chip revenues of $1,764,000 as well as an increase in shipments of standard and custom products in the BBU Segment of $362,000. Orders during the second quarter of 2008 decreased by 6.4%, compared to the first quarter of 2008. The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.01:1 for the second quarter of 2008 as compared to 1.09:1 for the second quarter of 2007 and 0.99:1 in the first quarter of 2008.
Gross margin for the second quarter of 2008 increased $1,514,000, or 7.7%, to $21,113,000 from $19,599,000 for the second quarter of 2007, and increased to 42.8% from 41.5% as a percentage of net revenues. The primary component of the change in gross margin dollars and gross margin percentages was an increase in net revenues, improved product mix and pricing, and improved BBU manufacturing efficiency, offset by increased costs of V*I Chip manufacturing.
Selling, general and administrative expenses were $13,975,000 for the period, an increase of $1,812,000, or 14.9%, as compared to $12,163,000 for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 28.3% from 25.8%.

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The principal components of the $1,812,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expenses	$ 970	18.5%		(1)
Vicor Integration Architects (“VIA”) related expenses	443	77.5%		(2)
Audit and tax fees	255	92.9%		(3)
Vicor Japan related expenses	218	29.1%		(4)
Training, consultants & computer expense	142	49.4%
Travel expense	133	26.4%
Advertising expense	104	16.7%
Bad debt expense	(168)	(99.7%	)
Legal fees	(434)	(46.8%	)	(5)
Other, net	149	5.3%

	$ 1,812	14.9%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008, an increase in stock compensation expense and increases in headcount.

(2)	Increase primarily attributed to $262,000 in increased compensation expense, $68,000 in increased employee benefit costs and $27,000 of increased bad debt expense.

(3)	Increase primarily attributed to the late filings of the Company’s 2007 Forms 10-Q and additional work related to accounting for the Company’s investment in GWS.

(4)	Increase primarily attributed to annual compensation adjustments in May 2008, increases in headcount and increased transportation costs.

(5)	Decrease primarily attributed to less legal activity related to the Ericsson matter that settled in the first quarter of 2007 (see Note 11. Legal Proceedings in the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements) and to litigation against Concurrent Computer Corporation settled in the third quarter of 2007.
Research and development expenses were $8,080,000 for the period, an increase of $413,000, or 5.4%, as compared to $7,667,000 for the same period in 2007. As a percentage of net revenues, research and development increased from 16.4% to 16.2%.

FORM 10-Q
PART I
ITEM 2
PAGE 23
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The principal components of the $413,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$326	6.4%		(1)
Project materials	225	27.2%		(2)
Picor non-recurring engineering charges	(65)	(51.5%	)	(3)
Other, net	(73)	(3.9%	)

	$413	5.4%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008.

(2)	Increase primarily attributed to the re-engineering of certain V*I Chip materials and processes.

(3)	Decrease primarily attributed to more costs being allocated to cost of revenues.
In the second quarter of 2007, the Company received total payments of $1,770,000 in full settlement of the Company’s patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in “Gain from litigation-related settlements, net” in the accompanying condensed consolidated statement of operations. The Company was informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.
On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further reimbursement from its insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007, included in “Gain from litigation-related settlements, net” in the accompanying condensed consolidated statement of operations as a result of the Court’s decision, of which $78,000 of the award was paid in the second quarter of 2008.

FORM 10-Q
PART I
ITEM 2
PAGE 24
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The major changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2008	2007	(decrease)

Interest income	$520	$973	$(453)
Minority interest in net income of subsidiaries	(506)	(77)	(429)
Foreign currency losses	(59)	(77)	18
Other	9	87	(78)

	$(36)	$906	$(942)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Note 11. Legal Proceedings in the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements), as well as a decrease in interest rates. The decrease in “Minority interest in net income of subsidiaries” is due to higher income at certain entities in which the Company holds a minority interest.
“Income (loss) before income taxes” was ($801,000) for the second quarter of 2008 compared to $2,028,000 for the same period in 2007.
The provision for income taxes and the effective income tax rate for the three months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007

Provision for income taxes	$350	$298

Effective income tax rate	43.7%	14.7%
The increase in the effective tax rate for the three months ended June 30, 2008 compared to the comparable periods in 2007 is principally due to the higher projected annual pre-tax income and therefore, higher estimated federal and state income taxes for the minority — owned subsidiaries that are not part of the Company’s consolidated income tax return. In addition, the Company reversed approximately $300,000 of excess tax reserves in the second quarter of 2007.

FORM 10-Q
PART I
ITEM 2
PAGE 25
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
“Loss from equity method investment, net of tax” decreased $584,000 to $172,000 from $756,000 for the same period in 2007. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000 in the second quarter of 2007.
Basic and diluted “Net income (loss) per common share” was $(0.03) for the second quarter of 2008 compared to $0.02 for the second quarter of 2007.
Six months ended June 30, 2008 compared to six months ended June 30, 2007
Net revenues for the first six months of 2008 were $102,766,000, an increase of $8,579,000, or 9.1%, as compared to $94,187,000 for the same period a year ago. The increase in net revenues from the prior year resulted from increases in V*I Chip revenue of $5,128,000 and increases in standard and custom product revenue for the BBU segment of $3,496,000. Orders during the period decreased by 4.7% sequentially, compared with the second half of 2007. The book-to-bill ratio for the first six months of 2008 was 1.00:1 as compared to 1.05:1 for the same period a year ago, and 1.06:1 for the second half of 2007.
Gross margin for the first six months of 2008 increased $3,747,000, or 9.4%, to $43,573,000 from $39,826,000, and increased to 42.4% from 42.3% as a percentage of net revenues for the same period a year ago. The primary component of the change in gross margin dollars was the increase in net revenues from the sale of both BBU and V*I Chip products. The slight change in gross margin percentage was due to the increase in net revenues and improved BBU manufacturing efficiency, offset by increased costs of V*I Chip manufacturing and a shift in product mix.
Selling, general and administrative expenses were $28,027,000 for the first six months of 2008, an increase of $3,851,000, or 15.9%, over the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 27.3% from 25.7%.

FORM 10-Q
PART I
ITEM 2
PAGE 26
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The principal components of the $3,851,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expense	$1,875	18.3%		(1)
VIA related expenses	744	56.3%		(2)
Audit and tax fees	607	81.7%		(3)
Vicor Japan related expenses	362	24.4%		(4)
Advertising expense	244	21.6%
Training, consultants and computer expense	196	33.5%
Travel expense	189	20.0%
Legal fees	(169)	(10.4%	)	(5)
Bad debt expense	(182)	(95.5%	)
Depreciation and amortization	(223)	(11.6%	)	(6)
Other, net	208	5.3%

	$3,851	15.9%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount. The increase in compensation expense included previously unidentified compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. The impact on the first quarter of 2008, as well as on prior periods, was not material.

(2)	Increase primarily attributed to $446,000 of increased commission expense, $163,000 of increased employee benefit costs and $78,000 of increased indirect labor.

(3)	Increase primarily attributed to the late filings of the Company’s 2007 Forms 10-Q and additional work related to accounting for the Company’s investment in GWS.

(4)	Increase primarily attributed to annual compensation adjustments in May 2008, increases in headcount and increased transportation costs.

(5)	Decrease primarily attributed to less legal activity related to the Ericsson matter that settled in the first quarter of 2007 (see Note 11. Legal Proceedings in the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements) and to litigation against Concurrent Computer Corporation settled in the third quarter of 2007.

(6)	Decrease primarily attributed to a decrease in patent amortization expense.
Research and development expenses increased $524,000, or 3.5%, to $15,591,000 from $15,067,000. As a percentage of net revenues, research and development expenses decreased to 15.2% from 16.0%.

FORM 10-Q
PART I
ITEM 2
PAGE 27
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The principal components of the $524,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$415	4.1%		(1)
Project materials	224	14.1%		(2)
Picor non-recurring engineering charges	(152)	(57.3%	)	(3)
Other, net	37	1.0%

	$524	3.5%

(1)	The increase primarily attributed to annual compensation adjustments in May 2008.

(2)	Increase primarily attributed to the re-engineering of certain V*I Chip materials and processes.

(3)	Decrease primarily attributed to more costs being allocated to cost of revenues.
In the second quarter of 2007, the Company received total payments of $1,770,000 in full settlement of the Company’s patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, has been included in “Gain from litigation-related settlements, net” in the accompanying condensed consolidated statement of operations. The Company was informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.
On February 22, 2007, the Company announced that it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a Court ordered mediation, the Company paid $50.0 million to Ericsson, of which $12.8 million was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37.2 million from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further reimbursement from its insurance carriers. The Company’s decision to enter into the settlement followed an adverse ruling by the Court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the Court’s decision upholding the Ericsson-Exar-Rohm settlement, which is pending. In December 2007, the Court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. Since this matter was outstanding as of June 30, 2007, the Company accrued $240,000 in the second quarter of 2007, included in “Gain from litigation-related settlements, net” in the accompanying condensed consolidated statement of operations as a result of the Court’s decision, of which $78,000 of the award was paid in the second quarter of 2008.

FORM 10-Q
PART I
ITEM 2
PAGE 28
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
The major changes in the components of “Other income (expense)” for the six months ended June 30, net were as follows (in thousands):

			Increase
	2008	2007	(decrease)

Interest income	$1,424	$2,512	$(1,088)
Minority interest in net income of subsidiaries	(951)	(89)	(862)
Foreign currency gains (losses)	203	(36)	239
Other	43	96	(53)

	$719	$2,483	$(1,764)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Note 11. Legal Proceedings in the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements), as well as a decrease in interest rates. The decrease in “Minority interest in net income of subsidiaries” is due to higher income at certain entities in which the Company holds a minority interest. The increase in foreign currency gains is due to favorable exchange rates in 2008 as compared to 2007. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”) and changes in the dollar/yen exchange rate. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is in the U.S. dollar.
“Income before income taxes” was $851,000 for the first six months of 2008 compared to $4,419,000 for the same period in 2007.
The provision for income taxes and the effective income tax rate for the six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Six Months Ended
	June 30
	2008	2007

Provision for income taxes	$592	$287

Effective income tax rate	69.6%	6.5%
The increase in the effective tax rates for the six months ended June 30, 2008 compared to the comparable periods in 2007 is principally due to the higher projected annual pre-tax income and therefore, higher estimated

FORM 10-Q
PART I
ITEM 2
PAGE 29
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
federal and state income taxes for the minority — owned subsidiaries that are not part of the Company’s consolidated income tax return. In addition, the Company reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with the Internal Revenue Service audit noted above.
“Loss from equity method investment, net of tax” increased $125,000 to $962,000 from $837,000 for the same period in 2007.
Basic and diluted “Net income (loss) per common share” was ($0.02) for the first six months of 2008, compared to $0.08 for the first six months of 2007.
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
As of June 30, 2008, the Company held $38,500,000 in auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At June 30, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning that there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. As of June 30, 2008, the Company held auction rate securities that had experienced failed auctions totaling $38,500,000 at par value (the “Failed Auction Securities”).

FORM 10-Q
PART I
ITEM 2
PAGE 30
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2008, having classified them as long-term as of March 31, 2008.
Based on the fair value measurements described in Note 3 to the condensed consolidated financial statements presented herein, the fair value of the Failed Auction Securities at June 30, 2008, was estimated by the Company to be approximately $36,250,000, compared to a par value of $38,500,000. Management considers this $2,250,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.
As of June 30, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants. Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities might occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate)

FORM 10-Q
PART I
ITEM 2
PAGE 31
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $600,000.
Liquidity and Capital Resources
At June 30, 2008, the Company had $33,000,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 4.7:1 at June 30, 2008 compared to 6.5:1 at December 31, 2007. Working capital decreased $41,852,000 from $114,924,000 at December 31, 2007 to $73,072,000 at June 30, 2008. The primary factors affecting the working capital decrease was due to the reclassification of $38,500,000 of short-term investments to long-term investments, an additional decrease in short-term investments of $16,327,000 and a decrease in accounts receivable of $4,873,000. These decreases were partially offset by an increase in cash and cash equivalents of $12,983,000 and an increase in inventories of $2,947,000. The primary source of cash for the six months ended June 30, 2008 was $16,327,000 in net sales of short-term investments and cash provided by operating activities of $8,102,000. The primary uses of cash for the six months ended June 30, 2008, were for the payment of Common Stock dividends of $6,245,000, $4,169,000 for the purchase of equipment, and an additional investment of $1,000,000 in GWS made by the Company during February 2008.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2008. As of June 30, 2008, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.
On August 7, 2008, the Company’s Board of Directors approved a cash dividend of $.15 per share of the Company’s stock. The total dividend of approximately $6,248,000 will be paid on September 10, 2008 to shareholders of record at the close of business on August 25, 2008. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new Factored Power Architecture products and upgrade of manufacturing equipment utilized by the BBU. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. Additionally, the Company had approximately $755,000 of contractual commitments for future capital expenditures, as of June 30, 2008.
As of August 11, 2008, the Company held a total of $38,500,000 (at par value) of Failed Auction Securities. The funds associated with Failed Auction Securities may not be accessible until a successful auction occurs, a buyer

FORM 10-Q
PART I
ITEM 2
PAGE 32
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2008
(Continued)
is found outside of the auction process, the security is called, or the underlying securities have matured. Based on the Company’s ability to access cash and other short-term investments and expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3-4
PAGE 33
VICOR CORPORATION
June 30, 2008
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term and long-term investments and fluctuations in foreign currency exchange rates.
As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, management believes the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, in which a significant portion are invested in auction rate securities, the majority of which are collateralized by student loans. These auction rate securities have interest rates reset at auction at regular intervals. As of August 11, 2008, the Company was holding a total of $38,500,000 (at par value) in Failed Auction Securities. While those debt securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments that could lead to impairment charges in future periods, should a decline in the value of these securities be other than temporary, in which case the losses are recorded in “Other income (expense), net”. Management does not believe there was an other-than-temporary decline in value in these securities as of June 30, 2008.
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
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2008). Management had previously conducted an evaluation of its internal controls over financial reporting as of December 31, 2007 and concluded that a material weakness existed in the Company’s internal controls in that the Company’s financial statement close process was not effective as of December 31, 2007 as it relates to evaluating and accounting for complex and judgmental accounting, tax and financial reporting matters. For further information, refer to the Item 9A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 4
PAGE 34
VICOR CORPORATION
June 30, 2008
In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of June 30, 2008, were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting as described above. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, management, including the CEO and CFO, recognizes the Company’s disclosure controls or its internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
(b) Changes in internal control over financial reporting.
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART I
ITEM 4
PAGE 35
VICOR CORPORATION
June 30, 2008
Remediation of the Company’s Material Weakness
Management’s remediation efforts related to the material weakness that existed as of December 31, 2007, and noted in Item 9A(b) of the Company’s 2007 Annual Report on Form 10-K filed on March 19, 2008, were not complete as of August 11, 2008. Efforts to remediate the material weakness will continue during 2008. An update as to the status of management’s efforts is listed below:
•	The Company has hired a new Chief Financial Officer with the appointment of James A. Simms, effective April 14, 2008.

•	The Company has reorganized its Accounting Department, in the process redefining certain duties and responsibilities in order to address specific weaknesses and deficiencies identified. The Company also is assessing on an ongoing basis the staffing requirements for the Accounting Department so that it has the resources and expertise to evaluate complex and judgmental accounting, tax and financial reporting issues.

•	The Company is amending and expanding its disclosure controls and procedures, including the implementation of a Disclosure Committee with responsibility for oversight of implementation and execution of the disclosure controls and procedures.

FORM 10-Q
PART II
ITEMS 1-3
PAGE 36
VICOR CORPORATION
Part II - Other Information
June 30, 2008
Item 1 - Legal Proceedings
See Note 11. Legal Proceedings in the Notes to Condensed Consolidated Financial Statements in Part I – Item 1 – Financial Statements.
Item 1A - Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
April 1 — 30, 2008	-	-	-	$ 8,541,000
May 1 — 31, 2008	-	-	-	$ 8,541,000
June 1 — 30, 2008	-	-	-	$ 8,541,000

Total	-	$-	-	$ 8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 - Defaults Upon Senior Securities
Not applicable.

FORM 10-Q
PART II
ITEMS 4-6
PAGE 37
VICOR CORPORATION
Part II- Other Information
June 30, 2008
Item 4 - Submission of Matters to a Vote of Security Holders
The 2008 Annual Meeting of Stockholders of the company was held on June 26, 2008. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.
The only matter submitted to a vote of security holders at the 2008 Annual Meeting of Stockholders was the election of directors to the Board of Directors of the Company. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Nominee	Votes For	Votes Withheld

Patrizio Vinciarelli	139,765,965	4,316,917
Estia J. Eichten	142,980,664	1,102,218
Barry Kelleher	139,706,014	4,376,868
David T. Riddiford	142,981,449	1,101,433
Samuel Anderson	138,853,805	5,229,077
James A. Simms	139,653,537	4,429,345
Claudio Tuozzolo	139,722,514	4,360,368
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
PAGE 38
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: August 11, 2008	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)