Form 10-Q
period 2008-09-30
VICOR CORP
filed 2008-11-06
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008 was:

Common Stock, $.01 par value 29,897,510
Class B Common Stock, $.01 par value 11,767,052

VICOR CORPORATION

FORM 10-Q
PART 1
ITEM 1
PAGE 1
Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,436	$20,017
Restricted cash and cash equivalents	178	—
Short-term investments	1,964	57,490
Accounts receivable, less allowance of $313 in 2008 and $398 in 2007	28,877	32,054
Inventories, net	27,104	23,078
Deferred tax assets	741	741
Other current assets	2,977	2,539

Total current assets	87,277	135,919
Restricted cash and cash equivalents	720	952
Long-term investments, net	36,540	—
Property, plant and equipment, net	49,151	50,257
Other assets	5,333	5,330

	$179,021	$192,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,745	$10,062
Accrued compensation and benefits	6,476	6,003
Accrued expenses	3,015	3,711
Income taxes payable	1,333	278
Deferred revenue	854	941

Total current liabilities	20,423	20,995
Long-term deferred revenue	1,124	42
Long-term income taxes payable	303	1,344
Deferred income taxes	1,637	1,597
Minority interests	4,400	4,040

Stockholders’ equity:

Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	160,844	159,332
Retained earnings	113,675	126,263
Accumulated other comprehensive (loss) income	(2,060)	170
Treasury stock, at cost	(121,827)	(121,827)

Total stockholders’ equity	151,134	164,440

	$179,021	$192,458

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 2
VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$51,278	$47,693	$154,044	$141,880
Cost of revenues	29,375	29,789	88,568	84,150

Gross margin	21,903	17,904	65,476	57,730

Operating expenses:
Selling, general and administrative	13,703	12,314	41,730	36,490
Research and development	7,801	7,735	23,392	22,802
Gain from litigation-related settlements, net	—	—	(177)	(1,353)

Total operating expenses	21,504	20,049	64,945	57,939

Income (loss) from operations	399	(2,145)	531	(209)
Other income (expense), net	(230)	1,242	489	3,725

Income (loss) before income taxes	169	(903)	1,020	3,516
(Benefit) provision for income taxes	(527)	(1,616)	65	(1,329)
Loss from equity method investment, net of tax	87	170	1,049	1,007

Net income (loss)	$609	$543	$(94)	$3,838

Net income (loss) per common share:
Basic	$0.01	$0.01	$(0.00)	$0.09
Diluted	$0.01	$0.01	$(0.00)	$0.09
Shares used to compute net income (loss) per share:
Basic	41,660	41,617	41,646	41,586
Diluted	41,685	41,715	41,646	41,657
Cash dividends per share	$0.15	$0.15	$0.30	$0.30
See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 3
VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income (loss)	$(94)	$3,838
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,824	8,928
Minority interest in net income of subsidiaries	1,452	179
Long-term deferred revenue	1,082	—
Loss from equity method investment, net of tax	1,049	1,007
Stock compensation expense	881	498
Amortization of bond premium	—	(437)
Gain on disposal of equipment	(22)	(108)
Change in current assets and liabilities, net	(2,749)	(33,314)

Net cash provided by (used in) operating activities	9,423	(19,409)
Investing activities:
Purchases of investments	(10,263)	(102,060)
Sales and maturities of investments	26,964	155,636
Additions to property, plant and equipment	(6,557)	(7,427)
Purchase of equity method investment	(1,000)	(1,000)
Proceeds from sale of equipment	22	108
Change in restricted cash and cash equivalents	54	—
Increase in other assets	(197)	(85)

Net cash provided by investing activities	9,023	45,172
Financing activities:
Proceeds from issuance of Common Stock	197	495
Common Stock dividends paid	(13,152)	(12,569)

Net cash used in financing activities	(12,955)	(12,074)
Effect of foreign exchange rates on cash	(72)	(45)

Net increase in cash and cash equivalents	5,419	13,644
Cash and cash equivalents at beginning of period	20,017	35,860

Cash and cash equivalents at end of period	$25,436	$49,504

See accompanying notes.

FORM 10-Q
PART I
ITEM 1
PAGE 4
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008. Operating results for the nine months ended September 30, 2008, includes compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. Management has concluded the impact of accounting for these previously unidentified accruals in the first quarter of 2008 is not material for the first quarter, the nine months ended September 30, 2008, the Company’s estimated 2008 financial results, or prior periods. Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The balance sheet at December 31, 2007, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Company has minority owned investments in certain Vicor Integration Architects (“VIAs”). These certain subsidiaries are consolidated by the Company as management believes that the Company has the ability to exercise control over their activities and operations. During 2008, the Company decreased the minority interests balance by $434,000, with a corresponding offset to Additional paid-in capital, to adjust the balance to reflect the minority interest ownership percentage in the net equity of these subsidiaries.

3.	Short-Term and Long-Term Investments

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

FORM 10-Q
PART I
ITEM 1
PAGE 5
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
3.	Short-Term and Long-Term Investments (continued)

As of September 30, 2008, the Company held $38,425,000 of auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At September 30, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called by the issuer, or the underlying securities have matured. As of September 30, 2008, the Company held auction rate securities that had experienced failed auctions totaling $38,425,000 at par value (the “Failed Auction Securities”).

Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2008, having classified them as long-term as of March 31, 2008.

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Securities at September 30, 2008, was estimated by the Company to be approximately $36,090,000, compared with a par value of $38,375,000, net of a $50,000 redemption received at par value on October 10, 2008. Management considers this $2,285,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit

FORM 10-Q
PART I
ITEM 1
PAGE 6
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
3.	Short-Term and Long-Term Investments (continued)

rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.

UBS AG announced that on August 8, 2008, UBS AG and certain of its affiliates entered into settlements in principle with certain regulatory authorities, including the Massachusetts Securities Division, with respect to UBS’s sale and marketing of auction rate securities. Pursuant to the settlements, UBS agreed to offer to purchase certain auction rate securities from certain holders. On October 8, 2008, the Company received a settlement offer from UBS regarding $18,300,000 of auction rate securities, at par value, held by the Company with a broker-dealer affiliate of UBS. Pursuant to the settlement offer, the Company may be eligible to sell its auction rate securities held with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the Company would be entitled to continued interest payments on its auction rate securities in accordance with their terms. If the Company accepts the settlement offer from UBS, until June 30, 2010 the Company also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities held with UBS. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The Company’s management and outside legal counsel are in the process of the reviewing the settlement offer, which expires on November 14, 2008.

On September 10, 2008, Bank of America Corporation issued a press release announcing an agreement in principle with the Massachusetts Securities Division under which Bank of America would offer to purchase at par auction rate securities held by certain of its customers. The press release indicates that under the terms of the agreement in principle, the repurchase program applies to businesses with account values up to $10,000,000. The Company holds $20,075,000 par value of auction rate securities purchased through Banc of America Securities LLC. The Company does not appear to be eligible, and has not received an offer, to participate in the announced repurchase program, and has not otherwise received a proposed liquidity solution from Bank of America to date.

Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.

FORM 10-Q
PART I
ITEM 1
PAGE 7
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
4.	Fair Value Measurements

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

FORM 10-Q
PART I
ITEM 1
PAGE 8
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
4.	Fair Value Measurements (continued)

As of September 30, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $500,000.

FORM 10-Q
PART I
ITEM 1
PAGE 9
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
4.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis, consistent with SFAS 157, include the following as of September 30, 2008 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Cash equivalents:
Money market funds	$17,022	$—	$—	$17,022
Certificate of deposit	90	—	—	90
Short term investments:
Auction rate securities	—	50		50
Short term investments	1,914	—	—	1,914
Long term investments:
Auction rate securities	—	—	36,090	36,090
Certificates of deposit	450	—	—	450
Restricted long term investment	720	—	—	720
The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2008 (in thousands):

Level 3
Balance at the beginning of the period (1)	$—
Transfers into Level 3 categorization	38,500
Redemption (2)	(75)
Transfer into Level 2 categorization (3)	(50)
Unrealized loss included in Accumulated other comprehensive (loss) income	(2,285)

Balance at the end of the period	$36,090

(1)	The Company adopted SFAS 157 in January 2008 and, as such, had no beginning balance of such assets.

(2)	On August 22, 2008, the Company received a partial redemption of $75,000 at par value.

(3)	Partial redemption of $50,000 at par value received on October 10, 2008.
All short-term and long-term investments measured at fair value are classified as available-for-sale securities, consistent with SFAS 115. Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in “Accumulated other comprehensive (loss) income”, except when

FORM 10-Q
PART I
ITEM 1
PAGE 10
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
4.	Fair Value Measurements (continued)

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

5.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), Share-Based Payment. Stock compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$24	$12	$69	$36
Selling, general and administrative (1)	218	104	649	268
Research and development	51	61	163	194

Total stock based compensation	$293	$177	$881	$498

(1)	The increase in selling, general and administrative stock-based compensation expense in fiscal 2008 is primarily the result of acceleration of the service periods used to amortize the cost of V*I Chip stock options granted to the Company’s Chief Executive Officer in 2007.

FORM 10-Q
PART I
ITEM 1
PAGE 11
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
6.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$609	$543	$(94)	$3,838

Denominator:
Denominator for basic income per share (weighted average shares)	41,660	41,617	41,646	41,586

Effect of dilutive securities:
Employee stock options (1) (2)	25	98	—	71

Denominator for diluted income per share (adjusted weighted-average shares and assumed conversions)	41,685	41,715	41,646	41,657

Basic income (loss) per share	$0.01	$0.01	$(0.00)	$0.09

Diluted income (loss) per share	$0.01	$0.01	$(0.00)	$0.09

(1)	Options to purchase 1,020,897 and 952,363 shares of Common Stock were outstanding for the three months ended September 30, 2008 and 2007, respectively, and options to purchase 1,000,808 shares of Common Stock were outstanding for the nine months ended September 30, 2007, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

(2)	Options to purchase 1,036,656 shares of Common Stock for the nine months ended September 30, 2008 were not included in the calculation of net loss per share as the effect would have been antidilutive.
7.	Inventories

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

FORM 10-Q
PART I
ITEM 1
PAGE 12
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
7.	Inventories (continued)

“Inventories, net” as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$23,783	$23,711
Work-in-process	3,296	2,656
Finished goods	5,929	4,357

	33,008	30,724
Inventory reserves	(5,904)	(7,646)

Inventories, net	$27,104	$23,078

8.	Investments

In May 2007, the Company invested $1,000,000 in non-voting convertible preferred stock of GWS. The Company made an additional $1,000,000 investment in February 2008, increasing its ownership in GWS to approximately 30%. The Company’s total gross investment in GWS was $5,000,000 as of September 30, 2008, and $4,000,000 as of December 31, 2007. GWS designs, develops and manufactures high performance power semiconductors. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer, as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,371,000 for the nine months ended September 30, 2008.

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

FORM 10-Q
PART I
ITEM 1
PAGE 13
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
8.	Investments (continued)

The amounts included in “Other assets” in the accompanying consolidated balance sheets related to the net GWS investment were $639,000 and $687,000 as of September 30, 2008, and December 31, 2007, respectively, as follows (in thousands):

	September 30,	December 31,
	2008	2007
Equity method goodwill	$528	$634
Intangible assets, net of amortization	111	53

	$639	$687

“Loss from equity method investment, net of tax” presented in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Allocation of losses from equity method investment, net of tax	$54	$125	$228	$208
Amortization of intangible assets and other, net of tax	33	45	115	179
Other than temporary decline in investment	—	—	706	620

Loss from equity method investment, net of tax	$87	$170	$1,049	$1,007

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations; actual results of operations compared to forecast; working capital requirements; additional third-party equity investment, if any; and other considerations. If an impairment indicator is identified, the fair value of the investment is estimated and compared to its carrying value. If the fair value of the investment is less than it’s carrying value, the

FORM 10-Q
PART I
ITEM 1
PAGE 14
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
8.	Investments (continued)

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

Summary financial information for GWS is as follows (in thousands):

	As of
	September 30,	December 31,
	2008	2007
	(unaudited)
Current assets	$1,242	$2,322
Noncurrent assets	3,057	3,110
Total assets	4,299	5,432
Current liabilities	1,589	1,743
Noncurrent liabilities	447	1,354
Minority interests	3,313	3,615
Total stockholders’ deficit	(1,050)	(1,280)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(unaudited)
	2008	2007	2008	2007
Net revenue	$737	$894	$3,180	$1,576
Gross margin	138	164	953	353
Net loss	(180)	(517)	(776)	(919)

FORM 10-Q
PART I
ITEM 1
PAGE 15
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
9.	Product Warranties

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

Product warranty activity for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$806	$878	$679	$1,046
Accruals for warranties for products sold in the period	32	447	300	637
Fulfillment of warranty obligations	(70)	(306)	(141)	(443)
Revisions of estimated obligations	80	(54)	10	(275)

Balance at the end of the period	$848	$965	$848	$965

The Company accounts for extended warranty provisions in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.

10.	Income Taxes

For 2008, the tax provision is based on the estimated 2008 annual effective tax rate, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. In the third quarter of 2008, the Company reduced its tax reserves by $1,123,000 due to closing tax periods in certain jurisdictions. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable. In 2007, the tax provision was based on an estimated 2007 annual effective tax rate, which included estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences. In the third quarter of 2007, the Company reduced its tax reserves by $1,517,000 due to closing tax periods in certain jurisdictions. The expense was also offset by discrete items

FORM 10-Q
PART I
ITEM 1
PAGE 16
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
10.	Income Taxes (continued)

representing a reduction in tax reserves in the second quarter of 2007 and refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for the tax years 1994 through 2002 by the Internal Revenue Service.

The provision for income taxes and the effective income tax rate for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
(Benefit) provision for income taxes	$(527)	$(1,616)	$65	$(1,329)
Effective income tax rate	(311.8)%	(179.0)%	6.4%	(37.8)%
The effective income tax rate for the three months ended September 30, 2008 and 2007 is a benefit, principally due to a reduction in tax reserves due to closing tax periods in certain jurisdictions in each period described above. The higher income tax rate benefit for the three months ended September 30, 2008 compared to the same period in 2007 is due to lower income (loss) before income taxes in 2008. The decrease in the effective income tax rate for the nine months ended September 30, 2008 compared to the comparable period in 2007 is due to a lower reduction in tax reserves due to closing tax periods in certain jurisdictions and higher projected annual pre-tax income and therefore, higher estimated federal and state income taxes for one of the minority owned subsidiaries that are not part of the Company’s consolidated income tax return in 2008. In addition, the Company reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with the Internal Revenue Service audit noted above.

FORM 10-Q
PART I
ITEM 1
PAGE 17
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
11.	Comprehensive Income (Loss)

The following table sets forth the computation of “Comprehensive income (loss)” for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$609	$543	$(94)	$3,838
Foreign currency translation (loss) gain	(19)	88	55	58
Unrealized (losses) gains, net of tax, on available for sale securities	(35)	(2)	(2,285)	4

Comprehensive income (loss)	$555	$629	$(2,324)	$3,900

As of September 30, June 30 and March 31, 2008, the Company performed a valuation of its Failed Auction Securities (see Note 3). Based on those valuations, the Company recorded a reduction in the aggregate value of these investments of $35,000, $250,000 and $2,000,000 for each of the first three quarters ended September 30, 2008, respectively, which the Company believes represents a temporary decline in value.

12.	Commitments and Contingencies

At September 30, 2008, the Company had approximately $1,055,000 of capital expenditure commitments.

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

FORM 10-Q
PART I
ITEM 1
PAGE 18
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
12.	Commitments and Contingencies (continued)

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

13.	Segment Information

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

The following table provides segment financial data as of and for the three months ended September 30 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2008:
Net revenues	$46,673	$4,971	$1,289	$—	$(1,655)	$51,278
Income (loss) from operations	6,976	(5,937)	(683)	(134)	177	399
Total assets	168,453	16,846	8,915	94,103	(109,296)	179,021
Depreciation and amortization	1,457	678	96	382	—	2,613

2007:
Net revenues	$45,220	$2,404	$1,101	$—	$(1,032)	$47,693
Income (loss) from operations	4,718	(6,179)	(697)	(126)	139	(2,145)
Total assets (1)	135,602	12,078	7,348	110,563	(74,350)	191,241
Depreciation and amortization	1,753	519	96	376	—	2,744

FORM 10-Q
PART I
ITEM 1
PAGE 19
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
13.	Segment Information (continued)

The following table provides segment financial data as of and for the nine months ended September 30 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2008:
Net revenues	$141,646	$12,479	$3,624	$—	$(3,705)	$154,044
Income (loss) from operations	20,773	(18,694)	(1,906)	(243)	601	531
Total assets	168,453	16,846	8,915	94,103	(109,296)	179,021
Depreciation and amortization	4,467	1,927	287	1,143	—	7,824

2007:
Net revenues	$136,697	$4,797	$3,378	$—	$(2,992)	$141,880
Income (loss) from operations	18,485	(17,816)	(1,995)	691	426	(209)
Total assets (1)	135,602	12,078	7,348	110,563	(74,350)	191,241
Depreciation and amortization	5,779	1,507	308	1,334	—	8,928

(1)	$3,300,000 of total assets have been reclassified from the BBU to Corporate to conform to the 2008 presentation.
The elimination for total assets is principally related to inter-segment receivables due to the BBU segment for the funding of V*I Chip segment operations and for the purchase of equipment for both V*I Chip and Picor segments.

14.	Dividends

On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008, to shareholders of record at the close of business on April 2, 2008.

On August 7, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,249,000 was paid on September 10, 2008 to shareholders of record at the close of business on August 25, 2008.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.

During the third quarter of 2008, a subsidiary paid a total of $1,290,000 in dividends, of which $658,000 was paid to an outside shareholder and accounted for as a reduction in minority interests.

FORM 10-Q
PART I
ITEM 1
PAGE 20
VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)
15.	Impact of Recently Issued Accounting Standards

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
September 30, 2008
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
Overview
Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to the electronic data processing, industrial control, military electronics, and telecommunications markets, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the nine months ended September 30, were approximately 43% in 2008 and 36% in 2007, respectively. The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” or “Brick”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, Vicor Integration Architects (“VIAs”) and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

FORM 10-Q
PART I
ITEM 2
PAGE 22
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
Revenues for the third quarter increased by 7.5% to $51,278,000, compared to $47,693,000 for the corresponding period a year ago, and increased 4.0% on a sequential basis from $49,297,000 for the second quarter of 2008. Gross margin increased to $21,903,000 for the third quarter of 2008, compared to $17,904,000 for the corresponding period a year ago, and increased on a sequential basis from $21,113,000 for the second quarter of 2008. Gross margin, as a percentage of revenue, increased to 42.7% for the third quarter of 2008 compared to 37.5% for the third quarter of 2007, and decreased on a sequential basis from 42.8% for the second quarter of 2008. Net income for the third quarter was $609,000, or $0.01 per diluted share, compared to net income of $543,000, or $0.01 per diluted share, for the corresponding period a year ago and net loss of $(1,323,000), or $(0.03) per diluted share, for the second quarter of 2008.
For the nine months ended September 30, 2008, revenues increased by 8.6% to $154,044,000 from $141,880,000 for the corresponding period a year ago. Net loss for the nine months ended September 30, 2008 was $(94,000), or $(0.00) per diluted share, compared to net income of $3,838,000 or $0.09 per diluted share, for the corresponding period a year ago.
The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.20:1 for the third quarter of 2008 as, compared to 1.01:1 for the second quarter of 2008. Backlog at the end of the third quarter of 2008 was $56.4 million, as compared to $46.3 million at the end of the second quarter of 2008.
For the nine months ended September 30, 2008, depreciation and amortization was $7,824,000, a decrease of approximately $1,104,000 for the corresponding period a year ago, and capital additions were $6,557,000, a decrease of approximately $870,000 for the corresponding period a year ago.
Inventories increased by approximately $4,026,000 or 17.4% to $27,104,000 as compared with $23,078,000 at December 31, 2007, primarily to meet the increased demand.
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
September 30, 2008
(Continued)
fiscal years beginning after November 15, 2008. The primary impact of adopting SFAS 157 was on the fair value measurement and disclosures related to the Company’s investments in auction rate securities, discussed below.
Results of Operations
Three months ended September 30, 2008, compared to three months ended September 30, 2007
Net revenues for the third quarter of 2008 were $51,278,000, an increase of $3,585,000 or 7.5%, as compared to $47,693,000 for the same period a year ago, and an increase of 4.0% on a sequential basis from the second quarter of 2008.
The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase
	2008	2007	$	%
BBU	$46,673	$45,219	$1,454	3.2%
V*I Chip	4,315	2,291	2,024	88.3%
Picor	290	183	107	58.5%

Total	$51,278	$47,693	$3,585	7.5%

Book-to- Bill Ratio	1.20:1	1.17:1
Orders during the third quarter of 2008 increased by 24.0%, compared to the second quarter of 2008. This increase was caused by an increase in BBU orders during the period of 32.4%, offset by a decrease in V*I Chip orders.
Gross margin for the third quarter of 2008 increased $3,999,000, or 22.3%, to $21,903,000 from $17,904,000 for the third quarter of 2007, and increased to 42.7% from 37.5% as a percentage of net revenues. The primary component of the change in gross margin dollars and gross margin percentages was an increase in net revenues, improved product mix and pricing, and improved BBU manufacturing efficiency, as well as an issue with certain product returns and warranty expense in 2007. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of revenues for warranty costs.
Selling, general and administrative expenses were $13,703,000 for the period, an increase of $1,389,000, or 11.3%, as compared to $12,314,000 for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 26.7% from 25.8%.

FORM 10-Q
PART I
ITEM 2
PAGE 24
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The components of the $1,389,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expenses	$712	13.7	% (1)
Vicor Integration Architects (“VIA”) related expenses	364	44.5	% (2)
Advertising expense	226	40.1	% (3)
Vicor Japan related expenses	105	13.2	% (4)
Audit and tax fees	73	20.1%
Stockholder reporting	59	119.7%
Travel expense	58	12.5%
Legal fees	(265)	(35.2	)% (5)
Other, net	57	1.7%

	$1,389	11.3%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008, an increase in stock compensation expense and increases in headcount.

(2)	Increase primarily attributed to $231,000 in increased commissions expense due to increased revenues and $155,000 in increased compensation expense.

(3)	Increase primarily attributed to increases in advertising and web development expenses.

(4)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount.

(5)	Decrease primarily attributed to less legal activity related to the litigation against Concurrent Computer Corporation settled in the third quarter of 2007.
Research and development expenses were $7,801,000 for the period, an increase of $66,000, or 0.9%, as compared to $7,735,000 for the same period in 2007. As a percentage of net revenues, research and development decreased from 16.2% to 15.2% primarily due to the increase in net revenues.

FORM 10-Q
PART I
ITEM 2
PAGE 25
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The components of the $66,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$288	5.7	% (1)
Picor non-recurring engineering charges	130	77.2	% (2)
Consulting	45	165.3%
Test agency	36	211.4%
Project materials	(431)	(41.2	)% (3)
Other, net	(2)	(0.1)%

	$66	0.9%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008.

(2)	The Picor business unit provides engineering services to the BBU and V*I Chip segments to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in a decrease in the amount of charges allocated to cost of revenues.

(3)	Decrease primarily attributed to reduced expenses at Picor and the BBU.
The major changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2008	2007	(decrease)
Interest income	$356	$983	$(627)
Minority interest in net income of subsidiaries	(501)	(90)	(411)
Foreign currency (losses) gains	(124)	185	(309)
Other	39	164	(125)

	$(230)	$1,242	$(1,472)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments as well as a decrease in interest rates. The decrease in “Minority interest in net income of subsidiaries” is due to higher income at certain entities in which the Company holds a minority interest. The increase in foreign currency losses is due to unfavorable exchange rates in the third quarter of 2008 as compared to 2007. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”). The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.

FORM 10-Q
PART I
ITEM 2
PAGE 26
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
“Income (loss) before income taxes” was $169,000 for the third quarter of 2008 compared to ($903,000) for the same period in 2007.
The provision for income taxes and the effective income tax rate for the three months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
(Benefit) provision for income taxes	$(527)	$(1,616)
Effective income tax rate	(311.8)%	(179.0)%
The effective income tax rate for the three months ended September 30, 2008 and 2007 is a benefit, principally due to a reduction in tax reserves due to closing tax periods in certain jurisdictions in each period. The higher income tax rate benefit for the three months ended September 30, 2008 compared to the same period in 2007 is due to lower income (loss) before income taxes in 2008.
“Loss from equity method investment, net of tax” decreased $83,000 to $87,000 from $170,000 for the same period in 2007, principally due to lower equity method losses allocated to the Company.
Basic and diluted “Net income per common share” was $0.01 for the third quarter of 2008 compared to $0.01 for the third quarter of 2007.

FORM 10-Q
PART I
ITEM 2
PAGE 27
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Net revenues for the first nine months of 2008 were $154,044,000, an increase of $12,164,000, or 8.6%, as compared to $141,880,000 for the same period a year ago. The components of revenue were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase
	2008	2007	$	%

BBU	$141,646	$136,696	$4,950	3.6%
V*I Chip	11,722	4,570	7,152	156.5%
Picor	676	614	62	10.1%

Total	$154,044	$141,880	$12,164	8.6%

Book-to-Bill Ratio	1.06:1	1.09:1
Orders during the period increased by 3.2% sequentially, compared with the last nine months of 2007.
Gross margin for the first nine months of 2008 increased $7,746,000, or 13.4%, to $65,476,000 from $57,730,000, and increased to 42.5% from 40.7% as a percentage of net revenues for the same period a year ago. The primary component of the change in gross margin dollars and gross margin percentage was the increase in net revenues from the sale of both BBU and V*I Chip products, improved product mix and pricing, and improved BBU manufacturing efficiency, as well as an issue with certain product returns and warranty expense in 2007. During the third quarter of 2007, the Company replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns which affected net revenues and charges to cost of revenues for warranty costs.
Selling, general and administrative expenses were $41,730,000 for the first nine months of 2008, an increase of $5,240,000, or 14.4%, over the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 27.1% from 25.7%.

FORM 10-Q
PART I
ITEM 2
PAGE 28
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The components of the $5,240,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expense	$2,587	16.7	% (1)
VIA related expenses	1,108	51.8	% (2)
Audit and tax fees	680	61.5	% (3)
Advertising expense	470	27.8	% (4)
Vicor Japan related expenses	467	20.5	% (5)
Training, consultants and computer expense	253	28.7%
Travel expense	247	17.5%
International office expense	102	57.0%
Employment recruiting	(134)	(56.6)%
Bad debt expense	(205)	(88.1)%
Depreciation and amortization	(211)	(7.7	)% (6)
Legal fees	(434)	(18.3	)% (7)
Other, net	310	5.4%

	$5,240	14.4%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount. The increase in compensation expense included previously unidentified compensation-related accruals of $320,000 for certain of the Company’s international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. The impact on the first quarter of 2008, as well as on prior periods, was not material.

(2)	Increase primarily attributed to $677,000 of increased commission expense due to increased revenues, $294,000 in increased compensation expense, $39,000 of increased employee benefit costs and $33,000 of increased facilities expense.

(3)	Increase primarily attributed to the late filings of the Company’s 2007 Forms 10-Q and additional work related to accounting for the Company’s investment in GWS.

(4)	Increase primarily attributed to increases in advertising and web development expenses.

(5)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount.

(6)	Decrease primarily attributed to a decrease in patent amortization expense of $214,000.

(7)	Decrease primarily attributed to less legal activity related to the Ericsson matter that settled in the first quarter of 2007 (see Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 — Financial Statements) and to litigation against Concurrent Computer Corporation settled in the third quarter of 2007.
Research and development expenses increased $590,000, or 2.6%, to $23,392,000 from $22,802,000. As a percentage of net revenues, research and development expenses decreased to 15.2% from 16.1% primarily due to the increase in net revenues.

FORM 10-Q
PART I
ITEM 2
PAGE 29
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The components of the $590,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$703	4.6	% (1)
Travel	80	62.4%
Project materials	(207)	(7.8	)% (2)
Other, net	14	0.3%

	$590	2.6%

(1)	The increase primarily attributed to annual compensation adjustments in May 2008.

(2)	Decrease attributed to reduced expenses at Picor and the BBU of $681,000, partially offset by increases due to the re-engineering of certain V*I Chip materials and processes of $474,000.
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
PAGE 30
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The major changes in the components of “Other income (expense)” for the nine months ended September 30, net were as follows (in thousands):

			Increase
	2008	2007	(decrease)
Interest income	$1,779	$3,494	$(1,715)
Minority interest in net income of subsidiaries	(1,452)	(179)	(1,273)
Foreign currency gains	79	149	(70)
Other	83	261	(178)

	$489	$3,725	$(3,236)

The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 — Financial Statements), as well as a decrease in interest rates. The decrease in “Minority interest in net income of subsidiaries” is due to higher income at certain entities in which the Company holds a minority interest. The decrease in foreign currency gains is due to unfavorable exchange rates in 2008 as compared to 2007. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of Vicor Japan Co. Ltd. (“VJCL”). The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
“Income (loss) before income taxes” was $1,020,000 for the first nine months of 2008 compared to $3,516,000 for the same period in 2007.
The provision for income taxes and the effective income tax rate for the nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Nine months Ended
	September 30
	2008	2007
(Benefit) provision for income taxes	$65	$(1,329)
Effective income tax rate	6.4%	(37.8)%

FORM 10-Q
PART I
ITEM 2
PAGE 31
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
The decrease in the effective income tax rate for the nine months ended September 30, 2008 compared to the comparable period in 2007 is due to a lower reduction in tax reserves due to closing tax periods in certain jurisdictions and higher projected annual pre-tax income and therefore, higher estimated federal and state income taxes for one of the minority — owned subsidiaries that are not part of the Company’s consolidated income tax return in 2008. In addition, the Company reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with the Internal Revenue Service audit noted above.
“Loss from equity method investment, net of tax” increased $42,000 to $1,049,000 from $1,007,000 for the same period in 2007.
Basic and diluted “Net income (loss) per common share” was $(0.00) for the first nine months of 2008, compared to $0.09 for the first nine months of 2007.
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
As of September 30, 2008, the Company held $38,425,000 in auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At September 30, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning that there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2008, having classified them as long-term as of March 31, 2008.

FORM 10-Q
PART I
ITEM 2
PAGE 32
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify these investments as long-term as of September 30, 2008.
Based on SFAS 157 and the fair value measurements described in Note 3 to the condensed consolidated financial statements presented herein, the fair value of the Failed Auction Securities at September 30, 2008, was estimated by the Company to be approximately $36,090,000, compared to a par value of $38,375,000, net of a $50,000 redemption received at par value on October 10, 2008. Management considers this $2,285,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.
As of September 30, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants. Management utilized a probability weighted discounted cash flow (“DCF”)
model to determine the estimated fair value of these securities as of September 30, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities might occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate)

FORM 10-Q
PART I
ITEM 2
PAGE 33
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $500,000.
Liquidity and Capital Resources
At September 30, 2008, the Company had $25,436,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.3:1 at September 30, 2008 compared to 6.5:1 at December 31, 2007. Working capital decreased $48,070,000 from $114,924,000 at December 31, 2007 to $66,854,000 at September 30, 2008. The primary factors affecting the working capital decrease was due to the reclassification of $38,500,000 of short-term investments to long-term investments, an additional decrease in short-term investments of $17,026,000 and a decrease in accounts receivable of $3,177,000. These decreases were partially offset by an increase in unrestricted cash and cash equivalents of $5,419,000 and an increase in inventories of $4,026,000. The primary source of cash for the nine months ended September 30, 2008 was $16,701,000 in net sales of short-term investments and cash provided by operating activities of $9,423,000. The primary uses of cash for the nine months ended September 30, 2008, were for the payment of Common Stock dividends of $13,152,000, $6,557,000 for the purchase of equipment, and an additional investment of $1,000,000 in GWS made by the Company during February 2008.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2008. As of September 30, 2008, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
On March 14, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.
On August 7, 2008, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,249,000 was paid on September 10, 2008 to shareholders of record at the close of business on August 25, 2008.
Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis.
During the third quarter of 2008, a subsidiary paid a total of $1,290,000 in dividends, of which $658,000 was paid to an outside shareholder and accounted for as a reduction in minority interests.
The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment for the Company’s new Factored Power Architecture products and to upgrade manufacturing equipment utilized by the BBU. The Company believes cash generated from operations and the

FORM 10-Q
PART I
ITEM 2
PAGE 34
VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2008
(Continued)
total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. Additionally, the Company had approximately $1,055,000 of contractual commitments for future capital expenditures, as of September 30, 2008.
As of November 6, 2008, the Company held a total of $38,375,000 (at par value) of Failed Auction Securities. The funds associated with Failed Auction Securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. Based on the Company’s ability to access cash and other short-term investments and expected operating cash flows, management does not anticipate the current lack of liquidity will affect the Company’s ability to execute its current operating plan.
The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

FORM 10-Q
PART I
ITEMS 3-4
PAGE 35
VICOR CORPORATION
September 30, 2008
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term and long-term investments and fluctuations in foreign currency exchange rates.
As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, management believes the Company’s exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, in which a significant portion are invested in auction rate securities, the majority of which are collateralized by student loans. These auction rate securities have interest rates reset at auction at regular intervals. As of November 6, 2008, the Company was holding a total of $38,375,000 (at par value) in Failed Auction Securities. While those debt securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments that could lead to impairment charges in future periods, should a decline in the value of these securities be other than temporary, in which case the losses are recorded in “Other income (expense), net”. Management does not believe there was an other-than-temporary decline in value in these securities as of September 30, 2008.
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
As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2008). Management had previously conducted an evaluation of its internal controls over financial reporting as of December 31, 2007 and concluded that a material weakness existed in the Company’s internal controls in that the Company’s financial statement close process was not effective as of December 31, 2007 as it relates to evaluating and accounting for complex and judgmental accounting, tax and financial reporting matters. For further information, refer to the Item 9A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

FORM 10-Q
PART I
ITEM 4
PAGE 36
VICOR CORPORATION
September 30, 2008
In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of September 30, 2008, were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in internal control over financial reporting as described above. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
Other than the items noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART I
ITEM 4
PAGE 37
VICOR CORPORATION
September 30, 2008
Remediation of the Company’s Material Weakness
Management’s remediation efforts related to the material weakness that existed as of December 31, 2007, and noted in Item 9A(b) of the Company’s 2007 Annual Report on Form 10-K filed on March 19, 2008, were not complete as of November 6, 2008. Efforts to remediate the material weakness will continue during 2008. An update as to the status of management’s efforts is listed below:
•	The Company has hired a new Chief Financial Officer with the appointment of James A. Simms, effective April 14, 2008.

•	The Company has reorganized its Accounting Department, in the process redefining certain duties and responsibilities in order to address specific weaknesses and deficiencies identified. The Company also is assessing on an ongoing basis the staffing requirements for the Accounting Department so that it has the resources and expertise to evaluate complex and judgmental accounting, tax and financial reporting issues.

•	The Company is amending and expanding its disclosure controls and procedures, including the implementation of a Disclosure Committee with responsibility for oversight of implementation and execution of the disclosure controls and procedures. The Disclosure Committee was officially established and began it duties in connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2008.

FORM 10-Q
PART II
ITEMS 1-1A
PAGE 38
VICOR CORPORATION
Part II — Other Information
September 30, 2008
Item 1 — Legal Proceedings
See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 -Financial Statements.
Item 1A — Risk Factors
Other than as set forth below, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Funds associated with certain of our auction rate securities may not be accessible in the short term and we may be required to adjust the carrying value of these securities through an impairment charge.
As of September 30, 2008, the Company held $38,425,000 of auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. At September 30, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The funds associated with Failed Auction Securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. As of November 6, 2008, the Company was holding a total of $38,375,000 (at par value) in Failed Auction Securities. In the first nine months of fiscal 2008, we recorded a temporary charge in “Accumulated other comprehensives (loss) income” of $2,285,000 to reduce the value of our investments in auction rate securities. If the credit rating of the security issuers deteriorates, or a recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through other than temporary impairment charges recorded in the consolidated statement of operations. Also, if an issue of auction rate securities is the subject of a tender offer from the issuer that values the issue at less than par and such tender offer is accepted by that number of holders necessary to require all holders to tender their securities, the Company may be required to record a loss on the value of the security so tendered equal to the difference between par value and the value received by the Company when it tendered the security. Such a recorded loss would represent a charge to the Company’s income statement, and the accrued temporary charges associated with the security would be reversed from “Accumulated other comprehensives (loss) income.” Such impairment charges or recorded losses could be material and have a negative impact on our financial position and results of operations and prolonged liquidity issues with these investments could affect our ability to fund operations.

FORM 10-Q
PART II
ITEMS 2-6
PAGE 39
VICOR CORPORATION
Part II — Other Information
September 30, 2008
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
July 1 — 31, 2008	—	$—	—	$8,541,000
August 1 — 31, 2008	—	—	—	$8,541,000
September 1 — 30, 2008	—	—	—	$8,541,000

Total	—	$—	—	$8,541,000

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
PAGE 40
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: November 6, 2008	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)