Form 10-K
period 2008-12-31
VICOR CORP
filed 2009-03-13
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $197,290,000 as of June 30, 2008.

On February 28, 2009, there were 29,897,510 shares of Common Stock outstanding and 11,767,052 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2009 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor,” “the Company,” “our company,” “we,” “us,” and similar references, refer to Vicor Corporation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the derivation of a portion of our sales in each quarter from orders booked in the same quarter, our plans to invest in research and development and manufacturing equipment, our belief regarding market risk being mitigated because of limited foreign exchange fluctuation exposure, our continued success depending in part on its ability to attract and retain qualified personnel, our belief that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient for the foreseeable future, our intention regarding protecting its rights under its patents, and our expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon our current expectations and estimates as to the prospective events and circumstances which may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, to successfully leverage our new technologies in standard products to promote market acceptance of our new approach to power system architecture, to develop or maintain an effective system of internal controls, to obtain required financial information for certain investments on a timely basis, and factors impacting our various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, the failure of auction rate securities to sell at their reset dates, as well as those matters described in this Annual Report on Form 10-K, including but not limited to those described under Part I, Item I — “Business,”, under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business, including the identification and assessment of risk factors, contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including Forms 10-Q, and 8-K, which may supplement, modify, supersede or update those risk factors. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 1 —	BUSINESS

Overview

Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems. Power systems are incorporated into virtually all electronic equipment. In equipment utilizing Alternating Current (“AC”) voltage from a primary source (for example, a wall outlet), a power system converts AC voltage into the stable Direct Current (“DC”) voltage necessary to power subsystems and/or individual applications or “loads”. In many electronic devices, this DC voltage may be further converted to one or more lower voltages required by a range of loads. In equipment utilizing DC voltage from a primary source (for example, a generator or battery pack), the initial DC voltage frequently requires further conversion to one or more lower voltages. Because numerous applications requiring different DC voltages and varied power ratings may exist within an electronic device, and system power architectures themselves vary, we offer an extensive range of products and accessories in a myriad of application-specific configurations.

Since our founding, our product strategy has been driven by innovations in design, largely enabled by our focus on the development of differentiated technologies, which often are implemented in proprietary semiconductor circuitry. Many of our products incorporate a high frequency electronic power conversion technology called zero current / zero voltage switching (“ZCS/ZVS”), which enabled the design of DC-DC converter modules that were much smaller and more efficient than conventional alternatives. Emphasizing the superior power density and performance advantages of this technology, our primary product strategy since our founding has been to offer a comprehensive range of component-level building blocks to configure a power system specific to a customer’s needs. Since introducing and popularizing the encapsulated “brick” during the 1980s, our product focus has been on high density DC-DC converters, which provide the isolation, transformation, regulation, filtering, and/or input protection necessary to power and protect sophisticated electronic loads. A secondary and highly complementary product strategy has been to incorporate our component-level building blocks into complete power systems representing turnkey AC-DC and DC-DC solutions for our customer’s power needs. Our product strategy is now increasingly focused on the next generation of component-level building block, the V*I Chiptm, which incorporates our latest advances in ZCS/ZVS technology and other proprietary power conversion innovations. We believe V*I Chips offer unprecedented power conversion density (i.e., the output power in Watts as a function of the size of the component in cubic inches), performance (i.e., benchmarks related to the capabilities of the component, such as conversion efficiency), and flexibility (i.e., the ability of our customers to implement a broad range of possible configurations).

The applications in which these power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics. Our products are sold worldwide to customers ranging from global original equipment manufacturers (“OEMs”) and their contract manufacturers to smaller, independent manufacturers of highly specialized electronic devices.

Our business segments are organized by key product lines:

•	Our Brick Business Unit (“BBU”) segment designs, develops, manufactures and markets our modular power converters, known as bricks, and, in 2008, introduced a new line of modular power converter, known as a VI Bricktm, incorporating our V*I Chips into innovative, thermally-enhanced packaging. The BBU also designs, develops, manufactures and markets a line of “configurable” products, which are complete power supplies assembled using our modular power components. The BBU includes the operations of the Company’s Westcortm division, which is focused only on configurable products, the operations of Vicor Custom Powertm (previously known as Vicor Integration Architectstm), which comprises our turnkey custom power solutions business, and the operations of Vicor Japan Company, Ltd. (“VJCL”), which is the Company’s Japanese subsidiary.

•	Our V*I Chip segment consists of V*I Chip Corporation, a wholly-owned subsidiary that designs, develops, manufactures and markets our Factorized Power Architecturetm (“FPA”) products. In April 2003, we introduced FPA, a new power system architecture based on an array of proprietary power conversion innovations building upon our long-standing leadership in the design of power conversion technologies. We believe FPA provides power system designers enhanced performance at a lower cost than can be attained with conventional power architectures. Because V*I Chips and FPA represent innovative alternatives to such conventional products and architectures, we established a separate business unit to enable the organizational focus necessary to support early adopters of these disruptive technologies.

•	Our Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor and a fabless designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into Vicor’s products, to be sold as a complement to our products, or for sale to third parties for separate applications. Much of the differentiation of our BBU and V*I Chip products has been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Because of the considerable semiconductor design expertise embodied in this captive organization and the potential for success as a merchant vendor of an expanding portfolio of proprietary circuit designs, we established Picor as a separate business unit to enable organizational focus and to facilitate a distinct go-to-market strategy.

Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, serves as a European distribution center. VLT, Inc. is the Company’s wholly-owned licensing subsidiary. VICR Securities Corporation is our wholly-owned subsidiary that holds a significant portion of our investment securities.

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. V*I Chip Corporation also is headquartered in Andover, Massachusetts. Our Westcor division has a design and assembly facility in Sunnyvale, California. Our VJCL subsidiary, which is engaged in sales and customer support activities exclusively for the Japanese market, is located in Tokyo, Japan. Our six Vicor Custom Power locations are geographically distributed around the United States. We have sales and engineering support offices, which we call Technical Support Centers, in the United States, the United Kingdom, France, Germany, Italy, and China. Picor Corporation is headquartered in North Smithfield, Rhode Island.

All of the above named entities are consolidated in the financial statements presented herein.

We were incorporated in Delaware in 1981, and our common stock was listed on the NASDAQ National Market System in April 1990 under the ticker symbol of VICR.

We maintain a website with the address www.vicorpower.com and make available free of charge through this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

Market Background, Product Trends and Vicor Strategy

The market for power supplies and their enabling components continues to evolve in response to advancing technologies and corresponding changes in customer requirements. Similarly, we evolved our strategy to address evolving market challenges and opportunities. Many of the ongoing changes in the market, particularly in those segments in which we compete, have been characterized by improvement in product performance (e.g., power conversion efficiency), reduction in product form factor (i.e., size), and increased design flexibility (i.e., the ability of customers to address their power requirements with a broad range of alternative solutions). Product trends have been characterized by the disaggregation of the functions of power components such as DC-DC converters, thereby driving further improvement in overall power supply performance, further reduction in form factor, and greater flexibility in the way designers implement power supply solutions.

In 1984, we introduced an enhancement of the standardized, high-density power converter to the market: the fully-encapsulated “brick”, utilizing our ZCS/ZVS technology, in standardized dimensions of 4.6” x 2.4” x 0.5”. Our innovative, patented technology provided superior efficiency and overall performance in a small form factor, while full encapsulation provided not only full shielding from environmental influences, but enhanced thermal performance characteristics. Such thermal performance enhancement has been critical to the differentiated performance of our power converters, as the by-product of voltage conversion is heat, which must be dissipated in order to assure the performance of the converter itself and the overall system to which it is delivering power.

In response to market and technology trends and changes in our customer requirements, Vicor has implemented a strategy addressing both the realities of the current power conversion marketplace and our vision of the long-term direction of that marketplace. Our strategy involves maintaining a viable, profitable legacy business, while investing in the next generation of power management components.

Our early technical and performance leadership contributed to the development of an image in the market as a power component innovator. The BBU experienced strong revenue growth and robust profitability during the 1980s and 1990s, as important markets for our products expanded. However, a significant amount of our revenue was derived from the telecommunications market and, when that market collapsed in the early 2000s, we had to reassess our product portfolio and overall competitive positioning. Many of our domestic competitors faced the same circumstances and reoriented their strategies to serve high volume applications of large OEMs. In doing so, they moved much of their manufacturing from the United States to lower cost countries where the contract manufacturers used by their OEM customers were based. We chose not to follow these competitors, remained a domestic manufacturer, and shifted our competitive positioning to one based on “mass customization”.

As a part of our repositioning, we invested significantly in new product designs that emphasized low cost and flexible manufacturing, as well as the plant equipment and information technology necessary to support such low cost and flexible manufacturing. We also modified our go-to-market strategy to emphasize serving lower volume customers requiring higher value solutions. As such, today our product portfolio is extremely broad, while our customer base and the market segments we serve are far more diverse than prior to the change in our go-to-market strategy. Our mass customization model allows us to profitably meet the specific design and volume requirements of numerous, relatively low volume customers. Our decision to not pursue higher volume OEM opportunities constrained our growth during the economic recovery from 2004 into 2008, but our profitability during this period benefited from our value-added approach. We believe this approach will contribute to less volatility of our financial performance during the current period of economic decline, as our customers rely on us for power conversion solutions they generally cannot obtain from our volume-oriented competitors.

At the same time we undertook a repositioning of the BBU, our legacy business, we announced our vision for the future of component-based power conversion: FPA and V*I Chips. Since our founding, our products have been based on advanced, highly-differentiated designs. Much of our intellectual property is patented or otherwise proprietary to us. However, as is typical across the information technology and electronics markets, the segments in which we have competed matured relatively quickly and became characterized by product commoditization and price competition. Given our extensive experience with power conversion technologies and our understanding of trends in both technology and our markets, we concluded the appropriate complement to maintaining our legacy business would be to seek to redefine the competitive landscape in the long-term with our innovative, flexible new power distribution architecture and our next generation of advanced, highly-differentiated designs.

We believe traditional power architectures, in the long run, may not provide the performance necessary to address power system trends, given the trends toward lower voltages, higher currents, more on-board voltages, and the higher speeds and performance demands of numerous complex loads. FPA and V*I Chips address these trends, while providing significantly improved electrical performance and greater reliability, at a lower overall cost.

Our V*I Chips and much of their enabling technologies are protected by domestic and foreign patents and patent applications. We believe our market leadership is further protected by proprietary trade secrets associated with our use of certain components and materials of our own design, as well as our significant experience with manufacturing, packaging and testing these complex devices.

Picor, a majority-owned subsidiary of Vicor and a fabless designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications, is a highly complementary element of our strategy to redefine the competitive landscape in the long-term. Many of the differentiated capabilities of our brick and V*I Chip products have been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Most notably, proprietary, highly advanced microcontroller circuits are found in many of our most successful switching power components. While the majority of Picor’s activities to date have involved supplying integrated circuits for internal use, Picor’s strategy is to become a merchant vendor of innovative power management circuitry, whether in individual packages, multi-chip modules, or subassemblies. As such, Picor’s current and planned products represent a complement to FPA and V*I Chips.

Our Products

Our website, www.vicorpower.com, sets forth detailed information describing all of products and the applications for which they may be used. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Our principal product lines are:

Bricks: Modular Power Converters

Brick DC-DC power converters are well-established as an important enabling component of conventional power systems architectures. The BBU currently offers seven families of high power density, component-level DC-DC power converters: the VI-200tm, VI-J00tm, MI-200tm, MI-J00tm, Maxi, Mini and Micro families. Designed to be mounted directly on a printed circuit board chassis using contemporary manufacturing processes, each brick family is a comprehensive set of products offered in a wide range of input voltage (10 to 425 Volts DC) and output power (10 to 600 Watts). This allows end users to select power component products appropriate to their individual applications. The product families differ in maximum power ratings, performance characteristics, package size and, in certain cases, characteristics specific to the targeted market.

All of our brick products are encapsulated with a dielectric, elastomeric, thermally conductive material, thereby providing electrical insulation, thermal conductivity, and environmental protection of the electronic circuitry.

The Custom Module Design Systemtm (“CMDS”), a core component of the Vicor PowerBenchtm tool suite on our website, is a proprietary system enabling our customers to specify on-line, and verify in real time, the performance and attributes of its DC-DC converters. Not merely a product configuration tool like those offered by our competitors, the CMDS enables the comprehensive design of DC-DC converters in all of the Vicor established brick form factors (i.e., full, half and quarter size), using patented web-based technology. CMDS is an important element of our mass customization strategy.

In 2008, we introduced the VI Brick, a new power module form factor combining the superior technical attributes of our V*I Chip technology with robust packaging offering superior thermal characteristics and facilitating a range of board mounting alternatives. VI Brick models include high current density / low voltage DC-DC converters, a wide range of highly efficient bus converters, and individual models for both regulation and transformation.

Accessory Power System Components

Accessory power system components, used with our component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. These other functions include input filtering, power factor correction, transient protection and AC line rectification. In general, products from our broad line of accessory components are used to condition and/or filter the input and output voltages of the modular power components.

Examples of such accessory products include our VI-HAMtm (Harmonic Attenuator Module), a universal-AC-input, power-factor-correcting front end for use with compatible DC-DC power converters, and our VI-AIMtm (AC Input Module), which provides input filtering, transient protection and rectification of the AC line.

Configurable Products

Utilizing our modular power components as core elements, we have developed several configurable product families that provide complete power solutions configured to a customer’s specific needs. These products exploit the benefits and flexibility of the modular approach to offer higher performance, higher power densities, lower costs, and faster delivery than many competitive offerings. Configurable products are designed, developed and manufactured by the BBU, which offers a range of AC-DC and DC-DC products, by its Westcor division, which focuses on high-power AC-DC power supplies, and by VJCL.

Most information technology, process control, and industrial electronic products operate directly off of AC lines and, as such, require circuitry to convert AC line voltage into the required DC voltage. Our configurable AC-DC power systems, the FlatPACtm, VIPACtm Power System, and LoPACtm families, incorporate front-end AC-DC circuitry subassemblies, thereby providing a complete power solution from AC line input to one or more DC outputs. These configurable products are characterized by their low-profile design and are configurable in a range of sizes and outputs up to 1,500 Watts.

Many telecommunications switching, transportation and defense electronic products are powered from central DC sources (e.g., generators or banks of batteries). Our configurable DC-DC power systems, the VIPAC Array, ComPACtm, and MegaModtm families, also are characterized by a low-profile design, including rugged, compact assemblies for chassis-mounted, bulk power applications.

Our highest power configurable product line, the MegaPACtm family, is also among our most flexible solutions. A MegaPAC consists of a fan-cooled chassis with up to 10 slots into which are placed ConverterPACtm modules, which incorporate our brick power conversion modules, allowing for a broad range of customer-specific configurations. The MegaPAC itself can be configured to accept either AC or DC inputs, and output power can be as high as 4,000 Watts with up to 20 outputs.

The VIPAC family of power systems, a class of user defined, modular power solutions, is among our most successful configurable product lines. VIPAC is an integrated power system leveraging the latest advances in Maxi, Mini, and Micro DC-DC converter technology and modular front ends. VIPAC combines application specific front end units, a choice of advantageous chassis styles and, in AC input versions, remotely located hold-up capacitors to provide fast, flexible and highly reliable power solutions for a wide range of demanding applications.

The web-based Vicor Computer Assisted Design (“VCAD”) tool, a component of Vicor PowerBench, can be utilized by the customer to specify and verify, in real time, that customer’s desired configuration of our VIPAC family of configurable products from a broad range of inputs, outputs, packaging and optional features. Similarly, our web-based Vicor System Product Online Configurator (“VSPOC”), also a component of Vicor PowerBench, allows customers to configure and order Westcor AC-DC power supplies.

Customer Specific Products

Certain customers rely on us to design, develop and manufacture custom power systems to meet performance and/or form factor (i.e., shape and size) requirements that cannot be met with off-the-shelf system solutions. By utilizing our power components as building-blocks in developing these custom power systems, we have been able to meet such customers’ needs with reliable, high power density, turnkey solutions. These low-volume, high value-add products, besides meeting customers’ specific requirements, frequently are designed to function reliably in the harsh environments associated with aerospace and defense applications.

We pursue custom opportunities through our Vicor Custom Power network, which consists of six regional design, assembly and customer support locations. In 2008, we undertook a rebranding of what had been called Vicor Integration Architects, or “VIAs,” in order to unify our marketing efforts in the custom segment, as well as better coordinate the activities of the network. Of the six locations, one is a division of the Company, three are either wholly-owned or majority-owned subsidiaries, and two are companies in which Vicor holds a minority ownership interest.

V*I Chip Products

We have pioneered an innovative new board level power architecture, FPA, which separates (or “factorizes”) the basic functions of power conversion (voltage transformation, regulation, and isolation) into separate power components called V*I Chips. Our V*I Chips represent the next generation of modular power components, providing power systems designers the ability to address increasingly challenging requirements. With each new generation of microprocessor, application specific integrated circuit, and memory, the trend has been toward lower voltages, higher currents, higher speeds and more on-board voltages. System designers must contend with a range of lower voltages, improve overall power system efficiency, and deliver the solution in an ever-smaller form factor.

We believe FPA provides power system designers superior power density, conversion efficiency, transient responsiveness, noise performance, reliability, and design flexibility at a lower overall cost than attained with conventional board level power architectures. We currently offer three V*I Chip modules: the BCMtm (Bus Converter Module), an intermediate bus converter; the PRMtm (Pre-Regulator Module), a non-isolated regulator; and the VTMtm (Voltage Transformation Module), a current multiplier.

The BCM provides an isolated, unregulated intermediate bus voltage, at efficiencies up to 96%, to power non-isolated converters at the point-of-load from a narrow range DC input. The PRM is a non-isolated regulator, operating at up to 97% efficiency, capable of both boosting (i.e., increasing) and bucking (i.e., reducing) an input voltage and providing a regulated, adjustable output voltage or “factorized bus.” VTMs are designed to meet the demands of advanced microprocessor and memory applications at the point of load with fixed ratio voltage transformation with extremely fast transient response, while providing isolation from input to output.

Picor Products

Picor designs, develops, and markets high performance integrated circuits and related products for use in a variety of power system applications. Picor is pursuing a merchant strategy and offers a growing range of products for sale to third parties. In 2008, Picor introduced its Cool-ORingtm line of full-function Active ORing solutions and discrete Active ORing controllers. These solutions address the requirements of redundant power architectures implemented in today’s high-availability systems such as enterprise servers, high performance computing, and telecom and communications infrastructure systems. The new products were named by Electronic Design News in December 2008 as one of the “Hot 100” products of the year.

Picor’s product portfolio includes a range of QuietPowertm output (QPO) and input (QPI) EMI filters differentiated by their small, surface mount System-in-Package and low cost. Products are targeted at a range of industry and customer applications.

MIL-COTS Products

We offer versions of our commercial-off-the-shelf brick converters and accessories, configurable power supplies, and V*I Chips that meet certain specification standards established by the U.S. Department of Defense. Such “MIL-COTS” products meet the performance and reliability requirements associated with use in harsh and demanding environments.

Sales and Marketing

We sell our products in North America and South America through a network of independent sales representative organizations and internationally through independent distributors. Sales activities are managed by a staff of Area Sales Directors, Regional and National Account Sales Managers, and sales personnel located in: our world headquarters in Andover, Massachusetts; a Technical Support Center in Lombard, Illinois; our Westcor division in Sunnyvale, California; Vicor Custom Power locations in Cedar Park (Austin), Texas, Milwaukie (Portland), Oregon, and Oceanside (San Diego), California; our subsidiary in Tokyo, Japan; and our Technical Support Centers in Munich, Germany; Camberley, Surrey, England; Milan, Italy; Paris, France; and Hong Kong, China.

Export sales, as a percentage of total net revenues, were approximately 42% in 2008, and 37% in 2007 and 2006, respectively.

Because of the technically complex nature of our products, we maintain a staff of Field Applications Engineers to support our sales activities. Field Application Engineers provide direct technical sales support worldwide by reviewing new applications and technical matters with existing and potential customers. Product

Specialists (Product Line Engineers), located in our Andover headquarters, support field application engineers assigned to all company locations.

We generally warrant our products for a period of two years.

We also sell directly to customers through Vicor Expresstm, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. Through Vicor B.V., Vicor Express operates in Germany, France, Italy and England.

Applications and Customers

The applications in which our power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market. Our products are sold worldwide to customers ranging from global OEMs and their contract manufacturers to smaller, independent manufacturers of highly specialized electronic devices. For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of our net revenues.

Backlog

As of December 31, 2008, we had a backlog of approximately $52,700,000 compared to $46,500,000 on December 31, 2007. Backlog is comprised of orders for products for which shipment is scheduled within the next 12 months. A portion of our sales in any quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of our long-term strategy, we are committed to the continued advancement of power conversion technology and power component product development. We invested approximately $31,400,000, $30,400,000, and $31,400,000 in research and development in 2008, 2007, and 2006, respectively. Investment in research and development represented 15.3%, 15.5%, and 16.3% of net revenues in 2008, 2007, and 2006, respectively. We intend to continue to invest a significant percentage of revenues in research and development activities.

Manufacturing and Quality Assurance

Our principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.

We continue to pursue a manufacturing strategy based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment to reduce manufacturing costs, increase product quality and reliability and enable rapid and effective expansion of capacity, as needed. We intend to make continuing investments in manufacturing equipment, particularly for our FPA products and replacement of manufacturing equipment utilized by the BBU.

Components and materials used in our products are purchased from a variety of vendors. Most of the components are available from multiple sources. In instances of single source items, we maintain levels of inventories we consider to be appropriate to enable meeting the delivery requirements of customers. Incoming components, assemblies and other parts are subjected to several levels of inspection procedures.

Our compliance with applicable environmental laws has not had a material effect on our financial condition or operating results.

Product quality and reliability are a critical to our success and, as such, we emphasize quality and reliability in our design and manufacturing activities. We follow industry best practices in manufacturing and are compliant with ISO 9001 certification standards (as set forth by the International Organization for

Standardization). Our quality assurance practices include rigorous testing and, as necessary, burn-in of our products using automated equipment.

Competition

The power conversion industry is highly competitive. It remains highly fragmented, despite recent significant consolidation. Numerous power supply manufacturers target market segments and applications similar to those we target. Several of these competitors have significantly greater financial and marketing resources and longer operating histories than we do.

With the BBU, our strategy is largely based on mass customization. We believe we have a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. We compete on the basis of differentiation, offering a broad product line and mass customization abilities. We also compete by emphasizing technical innovation, product performance, and service and technical support. We believe the principal competitive variables in the market segments in which the BBU competes are price, performance, and the level of service and technical support offered.

With V*I Chip, our strategy is largely based on differentiated products offered to, at least during the early adoption of such products, a limited number of larger potential customers well-positioned to make the necessary investment to adopt FPA. V*I Chip currently competes with vendors of power component solutions, many of which are the manufacturers with which the BBU competes. In the longer-term, we anticipate a significantly broadened market for FPA and V*I Chip, as awareness of the advantages of FPA and V*I Chip spreads and a broader audience of potential customers is reached.

Picor and, to a lesser extent, V*I Chip compete with suppliers of integrated circuits for power conversion applications, many of which have significantly greater financial and marketing resources and longer operating histories. We believe Picor is developing a strong competitive position based on innovative product design and packaging.

Patents and Intellectual Property

We believe our patents afford advantages by building fundamental and multilayered barriers to competitive encroachment upon key features and performance benefits of our principal product families. Our patents cover the fundamental conversion topologies used to achieve the performance attributes of our converter product lines; converter array architectures; product packaging design; product construction; high frequency magnetic structures; as well as automated equipment and methods for circuit and product assembly.

We have been issued 135 patents in the United States (which expire between 2009 and 2027). We also have a number of patent applications pending in the United States, Europe and the Far East. We intend to vigorously protect our rights under these patents. Although we believe patents are an effective way of protecting our technology, there can be no assurances that the Company’s patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”).

Licensing

In addition to generating revenue from product sales, licensing is an element of our strategy for building worldwide product and technology acceptance and market share. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Licenses are granted and administered through the Company’s wholly-owned subsidiary, VLT, Inc., which owns our patents. Revenues from licensing arrangements have not exceeded 10% of our consolidated revenues in any of the last three fiscal years.

Employees

As of December 31, 2008, we employed approximately 1,045 full time and 47 part time people. In January 2009, we announced a reduction in force that resulted in the termination of approximately 90 employees.

We believe that our continued success depends, in part, on its ability to attract and retain qualified personnel. Although there is strong demand for qualified technical personnel, we have not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs (see Part I, Item 1A — “Risk Factors”).

None of our employees are subject to a collective bargaining agreement.

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

Our future operating results are difficult to predict and are subject to fluctuations.

Our future operating results, including revenues, gross margins, operating expenses and net income (loss), are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the United States and international markets, especially in light of the current crisis in global credit and financial markets;

•	the level of orders and demand from customers;

•	changes in customer demand for our products and for end products that incorporate our products;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	the timing of new product announcements or introductions by us or our competitors;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of security analysts or investors, the market price of our common stock may decline.

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely reduced liquidity and credit availability, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect our business in a number of ways, making it more challenging to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and increased risk from carrying potential excess or obsolete inventory. The volatility in the credit markets has severely diminished liquidity and capital availability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Our future success depends upon our ability to develop and market leading-edge, cost effective products.

The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on our results of operations. If we fail to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, and introduce them to the market on a timely basis, our competitive position and results of operations could be materially adversely affected.

Our future operating results are dependent on the growth in our customers’ businesses and on our ability to identify and enter new markets.

We manufacture modular power components and power systems that are incorporated into our customers’ electronic products. Our growth is therefore dependent on the growth in the sales of our customers’ products as well as the development by our customers of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or successfully identify and enter new markets, our results of operations and financial position could be negatively impacted. We cannot assure you that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets or that we can maintain adequate gross margins or profits in these markets. A decline in demand in one or several of our end-user markets could have a material adverse impact on the demand for our products and our results of operations.

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

We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for our new V*I Chip products. If overall revenue levels do not increase enough to offset the increased fixed costs, or significant revenues do not materialize for the FPA products or if there is deterioration in our business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time resulting in impairment charges which could have a material adverse effect on our financial position and results of operations.

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

International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Our international customers’ business may be negatively effected by the current crisis in the global credit and financial markets. Sudden or unexpected changes in the foregoing could have a material adverse effect on our results of operations.

Our ability to successfully implement our business strategy may be limited if we do not retain our key personnel and attract and retain skilled and experienced personnel.

Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely affect our business and financial results. In particular, we are dependent on the services of Dr. Vinciarelli, our founder and Chief Executive Officer. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our results of operations. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain these employees, our ability to successfully implement our business strategy may be harmed.

Funds associated with our investments in auction rate securities may not be accessible in the short term.

As of December 31, 2008, we held $38,325,000 of auction rate securities (the “Failed Auction Securities”), consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. Our Failed Auction Securities have historically traded at par and are callable at par at the option of the issuer. On December 31, 2008, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. While we do not currently anticipate the lack of liquidity of our Failed Auction Securities to adversely affect our ability to conduct business, the funds associated with Failed Auction Securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, the underlying securities have matured, or, with respect to certain Failed Auction Securities, our exercise of our contractual right to sell certain Failed Auction Securities, at par value, during a period beginning June 1, 2010, to the broker-dealer through which we purchased such securities.

We may be required to make additional adjustments to the carrying value of our Failed Auction Securities.

In order to record the value of our Failed Auction Securities appropriately each quarter, we have estimated their market value and recorded an impairment charge. Through the third quarter of 2008, we classified all of our Failed Auction Securities as “available-for-sale” and their impairment was considered temporary. As such, quarterly temporary impairment charges were made to “Accumulated other comprehensive (loss) income” (i.e., the recorded value of the Failed Auction Securities declined by the impairment charge, as did our Stockholders’ Equity). During the fourth quarter of 2008, we entered into a settlement agreement with UBS AG (“UBS”) giving us the contractual right to sell certain securities (with a par value of $18,300,000 at year-end) purchased through a broker-dealer affiliate of UBS to UBS at par during a period of time beginning June 30, 2010, through July 2, 2012. Because we intend to exercise this right and no longer intend to hold these securities to maturity, we reclassified these securities as “trading.” In order to record the fair value of these securities appropriately, we reversed the accumulated temporary impairment recorded as a reduction of Stockholders’ Equity and recorded a charge to our Consolidated Statements of Operations of $2,238,000, reflecting our estimate at year-end of the “other-than-temporary” decrease in their carrying value from par value. However, we also recorded the receipt as of the contractual right as a gain on our Consolidated Statements of Operations, thereby largely offsetting the other than temporary impairment charge. The balance of our holdings of Failed Auction Securities is made up of securities (with a par value of $20,000,000 at year-end) purchased through a broker-dealer affiliate of Bank of America, N.A. (“BofA”). These Failed Auction Securities remain classified as “available-for-sale”, as it is our intention to hold these securities to maturity or other such time as we may obtain par value through an arms’ length sale. In order to record the fair value of these securities appropriately, we recorded a temporary impairment charge to “Accumulated other comprehensive (loss) income” of $2,100,000, reflecting our estimate of the additional decrease in their carrying value at year-end.

We may be required to make additional adjustments to the carrying value of the balance of our holdings of Failed Auction Securities through “other-than-temporary” impairment charges recorded in the Consolidated Statements of Operations. The following circumstances, among others, may cause us to reclassify the balance of our holdings of Failed Auction Securities as “trading,” thereby possibly resulting in charge to our Consolidated Statements of Operations:

•	the default of an issuer or a specific security of that issuer;

•	the significant deterioration of the credit rating of a security or its issuer;

•	a tender offer for a specific security from the issuer valuing the security at less than par that is accepted by the number of holders necessary to require all holders to tender their securities; and

•	the development of a robust secondary market for auction rate securities, establishing an active market value for our securities or similar securities that represents a substantial discount to par.

Should we reclassify a security currently classified as “available-for-sale” as “trading”, we would reverse the accrued temporary charges associated with the security from “Accumulated other comprehensive (loss) income” and record the appropriate charge to our Consolidated Statement of Operations reflecting our estimate of the “other-than-temporary” decrease in their carrying value. Such impairment charges or, in the event of a sale, realized losses could be material in amount and be detrimental to our financial position, potentially impacting our ability to fund operations.

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

We are required to account for our investment in Great Wall Semiconductor Corporation (“GWS”), under the equity method of accounting. We have developed processes and controls to ensure proper accounting and reporting for the investment. However, we cannot be certain those procedures, processes and controls will be adequate to ensure that we obtain the required information to properly account for this investment under the equity method of accounting and allow us to file our reports under the Exchange Act on a timely basis. The lack of timely filing could prevent continued listing of our Common Stock on the Nasdaq Stock Market, LLC, and could have a significant impact on the trading price of our Common Stock.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

The Company has not received written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2008 and remain unresolved. There are no unresolved comments from the Securities and Exchange Commission as of December 31, 2008.

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

As previously disclosed in prior filings, we received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee we had accrued for our litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation related settlements, net” in the accompanying condensed consolidated statement of operations. We subsequently were informed by our litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.

On February 22, 2007, we announced we had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. We have been seeking further reimbursement from our insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in our favor in our lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded us $17,300,000 in damages, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. The revised award remains subject to appeal.

Our decision to enter into the settlement followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of our component suppliers prior to 2002. Our writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, we filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. As such, we accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. We expect the remaining amount accrued in the second quarter of 2007 will be sufficient to cover the required payments under this final ruling.

On August 18, 2005, we filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against us. On August 1, 2007, we reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which would be paid by our insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which we made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from our insurance carriers. There was no impact on the Consolidated Statement of Operations for the year ended December 31, 2007 as a result of the settlement.

In addition, we are involved in certain other litigation and claims incidental to the conduct of our business. While the outcome of lawsuits and claims against us cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on The Nasdaq Stock Market, LLC, under the trading symbol “VICR.” Shares of our Class B Common Stock are not registered with the Securities and Exchange Commission, are not listed on any exchange nor traded on any market, and are subject to transfer restrictions under our Restated Certificate of Incorporation, as amended.

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2008	High	Low

First Quarter	$15.84	$10.34
Second Quarter	13.18	9.81
Third Quarter	11.49	8.24
Fourth Quarter	9.05	3.80

2007	High	Low

First Quarter	$11.62	$8.78
Second Quarter	13.54	9.06
Third Quarter	14.99	10.81
Fourth Quarter	15.60	12.05

As of February 28, 2009, there were 253 holders of record of our Common Stock and 16 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements, and any other factors the Board of Directors may consider relevant. On January 14, 2009, the Company announced an indefinite suspension of its semi-annual dividend.

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

On March 14, 2008, the Board of Directors approved a cash dividend of $0.15 per share of Common Stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

On August 7, 2008, the Board of Directors approved a cash dividend of $0.15 per share of the Company’s Common Stock. The total dividend of approximately $6,249,000 was paid on September 10, 2008 to shareholders of record at the close of business on August 25, 2008.

On January 14, 2009, the Board of Directors voted in support of management’s recommendation that dividends be suspended indefinitely.

During the year ending December 31, 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders. During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in dividends, of which $1,168,000 was paid to an outside shareholder and accounted for as a reduction in minority interests.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as Part	that May Yet be
	of Shares		of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 — 31, 2008	—	$—	—	$8,541,000
November 1 — 30, 2008	—	—	—	8,541,000
December 1 — 31, 2008	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2008.

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of the Corporation’s Common Stock, the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, and the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $200,000,000 and $1,000,000,000.

The graph assumes an investment of $100 on December 31, 2003 in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and S&P SmallCap 600 Index

	2003	2004	2005	2006	2007	2008
Vicor Corporation	$100.00	$114.91	$138.57	$98.65	$142.30	$62.00
S&P 500 Index	$100.00	$110.87	$116.30	$134.66	$142.07	$89.51
S&P SmallCap 600 index	$100.00	$121.59	$129.68	$149.93	$146.12	$99.38

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the year ended December 31, 2008, and with respect to our balance sheet as of December 31, 2008, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2007 and 2006, and with respect to our balance sheet as of December 31, 2007, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, our previous independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2005 and 2004, and with respect to our balance sheets as of December 31, 2006, 2005 and 2004, are derived from our Consolidated Financial Statements, which are not included herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2008	2007	2006	2005	2004
	(In thousands except per share data)

Net revenues	$205,368	$195,827	$192,047	$179,351	$171,580
Income (loss) from operations	(1,142)	1,071	(33,182)	3,380	(4,035)
Net income (loss)	(3,595)	5,335	(29,059)	3,493	(4,692)
Net income (loss) per share — basic	(.09)	.13	(.69)	.08	(.11)
Net income (loss) per share — diluted	(.09)	.13	(.69)	.08	(.11)
Weighted average shares — basic	41,651	41,597	41,839	41,923	42,022
Weighted average shares — diluted	41,651	41,687	41,839	42,089	42,022
Cash dividends per share	$.30	$.30	$.27	$.12	$.08

	On December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(In thousands)

Working capital	$65,297	$114,924	$123,467	$150,385	$148,419
Total assets	171,922	192,458	247,461	243,902	243,452
Long-term debt	—	—	—	—	—
Total liabilities	24,751	28,018	77,289	28,965	24,259
Stockholders’ equity	147,171	164,440	170,172	214,937	219,193

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, manufacture and market modular power components and complete power systems based upon a portfolio of patented technologies. We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics, through a network of 22 independent sales representative organizations in North and South America and, internationally, through 40 independent distributors. Export sales as a percentage of total revenues were approximately 42% in 2008, and 37% in 2007 and 2006, respectively. We have organized our business segments according to our key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets modular power converters and configurable products, and includes the operations of our Westcor division, Vicor Custom Power and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets our FPA products. The Picor segment consists of Picor Corporation, a majority-

owned subsidiary of Vicor, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

For the year ended December 31, 2008 revenues increased to $205,368,000 from $195,827,000 in 2007. We had a loss before taxes of ($931,000) in 2008 as compared to income before taxes of $5,459,000 in 2007. We reported a net loss in 2008 of ($3,595,000) as compared to net income of $5,335,000 in 2007, and a diluted loss per share of ($.09) in 2008 as compared with a diluted income per share of $.13 in 2007.

The book to bill ratio for the third and fourth quarters of 2008 was 1.20:1 and 0.93:1, respectively. The book to bill ratio for the year ended December 31, 2008 was 1.03:1 compared with 1.05:1 in 2007. In light of the fact that bookings and sales can vary significantly from quarter to quarter, we do not believe this quarterly and annual change in the book to bill ratio is indicative of a trend at this time. We ended 2008 with approximately $52,700,000 in backlog, compared to $46,500,000 at the end of 2007.

The gross margin for 2008 increased to 42.0%, compared with 40.3% in 2007. The primary components of the increase in gross margin dollars and percentage were an increase in revenues, improved product mix and pricing, and lower product returns and warranty expenses.

Operating expenses for 2008 increased $9,489,000, or 12.2%, from $77,938,000 in 2007 to $87,427,000 in 2008. Selling, general and administrative expenses increased $7,287,000, research and development expenses increased $1,026,000, and (Gain) loss from litigation settlements, net decreased $1,176,000. The key operating expense increases were in compensation expense, advertising expenses, legal, audit and tax fees, and expenses at our Vicor Custom Power locations, particularly commissions expense due to increased Vicor Custom Power revenues, and compensation and related personnel expenses at VJCL.

Other income (expense), net decreased $4,177,000 from $4,388,000 in 2007 to $211,000 in 2008. The primary reasons for the decrease were a decrease in interest income of $2,346,000 and an increase in minority interest in net income of subsidiaries of $1,278,000.

Loss from equity method investment (net of tax) increased $549,000 to $1,688,000 from $1,139,000 for 2007. This was principally due to an adjustment to the carrying value of our investment in Great Wall Semiconductor Corporation (“GWS”) reflecting a decline in value judged to be other- than-temporary of $706,000 in the second quarter and $555,000 in the fourth quarter of 2008, respectively, bringing the investment balance to zero as of December 31, 2008. The decision to reduce the remaining investment balance to zero was based on GWS’ continued operating losses, the impact of the current global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

In 2008, depreciation and amortization was $10,500,000, a decrease of approximately $1,100,000 from 2007, and capital additions were $8,300,000, a decrease of approximately $1,600,000 from 2007. Because of the amount of assets that either are now or will be fully depreciated in 2009, we expect depreciation and amortization to be less in 2009 than 2008.

Inventories increased by approximately $3,600,000, or 15.6%, to $26,700,000 in 2008, as compared with $23,100,000 at the end of 2007. The increase was primarily due to a $1,400,000 increase in V*I Chip inventories and a $1,300,000 decrease in overall inventory reserves.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%
Gross margin	42.0%	40.3%	42.6%
Selling, general and administrative expenses	27.4%	25.0%	24.2%
Research and development expenses	15.3%	15.5%	16.3%
Income (loss) before income taxes	(0.5)%	2.8%	(14.6)%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements in this Form 10-K.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers’ credit-risk profiles and payment histories. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We employ a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory, based upon its known backlog and historical usage, and assumptions about future demand and market conditions. For BBU products produced at our Andover facility, our principal manufacturing location, the model used is based upon a comparison of on-hand quantities to projected demand, such that amounts of inventory on hand in excess of a three-year projected usage are fully reserved. Since V*I Chip products are at a relatively early stage, a one-year projected usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that are recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports. We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The primary impact of adopting SFAS 157 was on the fair value measurement and disclosures related to our investments in auction rate securities, discussed below.

As discussed below, we elected fair value accounting for the ARS rights in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The election was made to mitigate volatility in earnings caused by accounting for the acquisition of these rights and the underlying auction rate securities under different methods.

Short Term and Long-Term Investments

Our short-term and long-term investments are classified as “available-for-sale” or “trading” securities. “Available-for-sale” securities are recorded at fair value, with the unrealized gains and losses, net of tax, reported in “Accumulated other comprehensive (loss) income,” a separate component of Stockholders’ Equity. “Trading” securities are carried at fair value with unrealized gains or losses reported in “Other income (expense), net” in the Consolidated Statement of Operations.

As of December 31, 2008, we held $38,325,000 of Failed Auction Securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. Our Failed Auction Securities have historically traded at par and are callable at par at the option of the issuer. On December 31, 2008, the majority of our Failed Auction Securities were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale.

In order to record the value of our Failed Auction Securities appropriately each quarter, we have estimated their market value and recorded an impairment charge. Through the third quarter of 2008, we classified all of our Failed Auction Securities as “available-for-sale” and their impairment was considered temporary. As such, quarterly temporary impairment charges were made to “Accumulated other comprehensive (loss) income” (i.e., the recorded value of the Failed Auction Securities declined by the impairment charge, as did our Stockholders’ Equity). During the fourth quarter of 2008, we entered into a settlement agreement with UBS giving us the contractual right to sell certain securities (with a par value of $18,300,000 at year-end) purchased through a broker-dealer affiliate of UBS to UBS at par during a period of time beginning June 30, 2010, through July 2, 2012. Because we intend to exercise this right and no longer intend to hold these securities to maturity, we reclassified these securities as “trading.” In order to record the fair value of these securities appropriately, we reversed the accumulated temporary impairment recorded as a reduction of Stockholders’ Equity and recorded a charge to our Consolidated Statements of Operations of $2,238,000, reflecting our estimate at year-end of the “other-than-temporary” decrease in their carrying value from par value. However, we also recorded the receipt as of the contractual right as a gain on our Consolidated Statements of Operations, thereby largely offsetting the other than temporary impairment charge. The balance of our holdings of Failed Auction Securities is made up of securities (with a par value of $20,000,000 at year-end) purchased through a broker-dealer affiliate of Bank of America, N.A. (“BofA”). These Failed Auction Securities, with a total par value of $20,000,000, remain classified as “available-for-sale”, as it is our intention to hold these securities to maturity or other such time as we may obtain par value through an arms’ length sale. In order to record the fair value of these securities appropriately, we recorded a temporary impairment charge to “Accumulated other comprehensive (loss) income” of $2,100,000, reflecting our estimate of the additional decrease in their carrying value at year-end.

Pursuant to our settlement agreement with UBS, we are entitled to receive interest payments on our Failed Auction Securities in accordance with their terms. We also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the Failed Auction Securities held with UBS. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The right is a separate freestanding instrument accounted for separately from the Failed Auction Securities and is being accounted for as a purchased put option. In accordance with SFAS 159, we elected fair value accounting for the right. The election was made to mitigate volatility in earnings caused by accounting for the acquisition of the right and the underlying securities under different methods.

As of December 31, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities as well as the right obtained in our settlement with UBS. As such, our investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of these securities as of December 31, 2008. The right was initially recorded at a fair value of approximately $1,926,000, with the offset recorded as an unrealized gain in “Other income (expense), net.” As a result of entering into this agreement with UBS, we intend to exercise the put option on June 30, 2010, and do not intend to hold the associated Failed Auction Securities until recovery or maturity. Therefore, the total amount of the Failed Auction Securities previously reported as “available-for-sale” has been transferred to “trading” securities. Based on the fair value measurements described above and in more detail in Note 5 to our Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with UBS on December 31, 2008 to be approximately $16,062,000, compared with a par value of $18,300,000. The difference of $2,238,000 has been recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statements of Operations. Based on the fair value measurements described in Note 5 to our Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with BofA on December 31, 2008, to be approximately $16,666,000, compared with a par value of $20,000,000, net of a $25,000 redemption received at par value on January 5, 2009. We consider this $3,334,000 difference to be temporary and have recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheet.

In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, we may be required to record additional unrealized losses. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges recorded in the Consolidated Statements of Operations, and any such impairment adjustments may be material in amount. The fair values of the Failed Auction Securities held with UBS and BofA decreased approximately $2,175,000 and $1,189,000, respectively, compared to the fair values as of September 30, 2008, primarily due to our decision to increasing the expected time to recovery assumptions in our valuation analyses.

Other Investments

The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, The Equity Method for Accounting for Investments in Common Stock (APB 18) and/or FASB Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities. We periodically evaluate our investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is “other-than-temporary”. For “other-than-temporary” impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. During 2008, the equity method investment in GWS was adjusted for a decline in value judged to be “other-than — temporary” of $706,000 in the second quarter and $555,000 in the fourth quarter of 2008, respectively, bringing the investment balance to zero as of December 31, 2008. Our decision to reduce the value of the investment to zero was based on GWS’ continued operating losses, the impact of the current global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

Long-Lived Assets

We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which generally requires that the recoverability of these assets be assessed when events or circumstances indicate a potential impairment. We periodically assess the remaining use of fixed assets based upon operating results and cash flows from operations. Equipment has been written-down as a result of these assessments as necessary. Goodwill is tested for potential impairment at least annually at the reporting unit level.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R, Share Based Payment, which requires that stock-based compensation expense associated with stock options and related awards be recognized in the Consolidated Statement of Operations. Determining the amount of stock-based compensation requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of this widely-accepted model requires us to make estimates for the following assumptions: expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rate. Changes in any of these assumptions may have an impact on the amount of stock-based compensation recorded.

Product Warranties

We generally warrant our products for a period of two years. Vicor maintains allowances for estimated product returns under warranty based upon a review of known or potential product failures in the field and upon historical patterns of product returns. If unforeseen product issues arise or product returns increase above expected rates, additional allowances may be required.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). SFAS 109 requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted on December 31, 2008. In reaching this conclusion, we evaluated all relevant criteria including the existence of significant temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires us to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. If the judgments and estimates made by us are not correct, the unrecognized tax benefits may have to be adjusted, and the adjustments could be material.

Contingencies

From time to time, we receive notices for product failure claims or that our products or manufacturing processes may be infringing the patent or intellectual property rights of others or for other matters. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss in accordance with SFAS 5. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net revenues for fiscal 2008 were $205,368,000, an increase of $9,541,000, or 4.9%, as compared to $195,827,000 for the same period a year ago.

The components of revenue were as follows (dollars in thousands):

	December 31,		Increase
	2008	2007	$	%

BBU	$189,360	$185,827	$3,533	1.9%
V*I Chip	14,991	8,873	6,118	69.0%
Picor	1,017	1,127	(110)	(9.8)%

Total	$205,368	$195,827	$9,541	4.9%

Book-to-Bill Ratio	1.03:1	1.05:1

Orders for fiscal year 2008 increased by 2.7% compared with 2007. This increase was caused by an increase in BBU orders during the period of 3.2%, offset by a decrease in V*I Chip orders.

Gross margin for fiscal 2008 increased $7,276,000, or 9.2%, to $86,285,000 from $79,009,000 in 2007 and increased as a percentage of net revenues to 42.0% from 40.3%. The primary component of the change in gross margin dollars and gross margin percentage was the increase in net revenues from the sale of both BBU and V*I Chip products, improved product mix and pricing, and improved BBU manufacturing efficiency, as well as lower product returns and warranty expense than incurred in 2007. During the third quarter of 2007, we replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns that affected net revenues and charges to cost of revenues for warranty costs.

Selling, general and administrative expenses were $56,206,000 for 2008, an increase of $7,287,000, or 14.9%, over the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 27.4% from 25.0%.

The principal components of the $7,287,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expense	$3,206	15.3	%(1)
Vicor Custom Power related expenses	1,528	52.0	%(2)
VJCL compensation expense	655	21.0	%(3)
Advertising expense	605	24.4	%(4)
Legal fees	440	19.4	%(5)
Audit and tax fees	332	18.1	%(6)
Training, consultants and computer expense	290	25.1%
Travel expense	234	11.6%
Commissions expense	(320)	(6.5	)%(7)
Other, net	317	4.4%

	$7,287	14.9%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount. The increase in compensation expense included previously unidentified compensation-related accruals of $320,000 for certain of our international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. The impact on the first quarter of 2008, as well as on prior periods, was not material. The figure excludes annual compensation adjustments and related personnel expenses associated with VJCL and Vicor Custom Power entities.

(2)	Increase primarily attributed to $880,000 in increased commissions expense due to increased revenues, $362,000 in increased compensation expense. $60,000 of increased employee benefit costs, $51,000 in increased travel costs and a $121,000 increase in various supplies and services expenses.

(3)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount.

(4)	Increase primarily attributed to increases in advertising and web development expenses.

(5)	Increase primarily attributed to our lawsuit brought against certain of our insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation, primarily in the fourth quarter of 2008.

(6)	Increase primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS.

(7)	Decrease due to changes in the mix of revenues subject to commissions.

Research and development expenses increased $1,026,000, or 3.4%, to $31,398,000 in 2008 from $30,372,000 in 2007 and decreased as a percentage of net revenues to 15.3% from 15.5%.

The components of the $1,026,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$1,318	6.6	%(1)
Picor non-recurring engineering charges	245	34.4	%(2)
Vicor Custom Power related expenses	236	11.2	%(3)
Travel expense	99	56.5%
Project materials	(625)	(16.6	)%(4)
Training expense	(58)	(49.5)%
Other, net	(189)	(3.9)%

	$1,026	3.4%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008.

(2)	The Picor business unit provides engineering services to the BBU and V*I Chip segments to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in a decrease in the amount of charges allocated to cost of revenues.

(3)	Increase primarily attributed to increased project materials of $104,000 and outside services of $200,000.

(4)	Decrease attributed to reduced expenses at Picor and the BBU of $1,134,000, partially offset by increases due to the re-engineering of certain V*I Chip materials and processes of $509,000.

In the second quarter of 2007, we received total payments of $1,770,000 in full settlement of our patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee we accrued for our litigation counsel, has been included in “(Gain) loss from litigation-related settlements, net” in the accompanying Consolidated Statement of Operations. We subsequently were informed by our litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.

On February 22, 2007, we announced that we had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. We have been seeking further reimbursement from our insurance carriers and, on November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in our favor in a lawsuit we brought against certain of our insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to us, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. The revised award remains subject to appeal.

Our decision to enter into the settlement with Ericsson followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of our component suppliers prior to 2002. Our writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, we filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. We accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations as a result of the court’s decision, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. We expect the remaining amount accrued in the second quarter of 2007 will be sufficient to cover the required payments under this final ruling.

On January 16, 2009, we announced a plan to reduce our workforce by approximately eight percent by the end of January 2009, which was completed. We expect that we will incur a range of approximately $3,000,000 to $3,200,000 in pre-tax charges in the first quarter of 2009 in connection with the workforce reduction, arising primarily out of severance and other employee-related costs that will involve cash payments made during 2009 based on each employee’s respective length of service.

The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2008	2007	(Decrease)

Interest income	$2,138	$4,484	$(2,346)
Minority interest in net income of subsidiaries	(1,817)	(539)	(1,278)
Unrealized gain on acquisition of auction rate security rights	1,926	—	1,926
Unrealized loss on trading securities	(2,238)	—	(2,238)
Foreign currency gains	82	186	(104)
Gain on disposal of equipment	19	129	(110)
Other	101	128	(27)

	$211	$4,388	$(4,177)

The decrease in interest income is due to lower average balances on our cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 3- Legal Proceedings). The decrease in “Minority interest in net income of subsidiaries” is due to higher income at certain entities in which we hold a minority interest. The decrease in foreign currency gains is due to unfavorable exchange rates in 2008 as compared to 2007 affecting our subsidiaries in Europe and Hong Kong, partially offset by favorable exchange rates affecting our subsidiary in Japan. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar.

In November 2008, we entered into a settlement agreement with UBS regarding $18,300,000 of Failed Auction Securities, at par value, we held with a broker-dealer affiliate of UBS. This settlement provides us with a contractual right by which we may sell the Failed Auction Securities held with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, we remain entitled to receive interest payments on the securities in accordance with their terms. We also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the Failed Auction Securities held with UBS. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The right is a separate freestanding instrument accounted for separately from the UBS ARS and is being accounted for as a purchased put option. In accordance with SFAS 159, we elected fair value accounting for the right. We made this election to mitigate volatility in earnings caused by accounting for the receipt of the right and the underlying securities under different methods. The right was initially recorded at a fair value of approximately $1,926,000, with the offset recorded as an unrealized gain in “Other income (expense), net”. Because we entered into this agreement with UBS, the total amount of the Failed Auction Securities previously reported as “available-for-sale” have been reclassified as “trading” securities. Based on the fair value measurements described in Note 5 to the Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with UBS on December 31, 2008 to be approximately $16,062,000, compared with a par value of $18,300,000. The difference of $2,238,000 has been recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statement of Operations.

Income (loss) before income taxes was ($931,000) in 2008 compared to Income (loss) before income taxes of $5,459,000 for 2007.

The provision (benefit) for income taxes and the effective income tax rate for the year ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended
	December 31,
	2008	2007

Provision (benefit) for income taxes	$976	$(1,015)
Effective income tax rate	104.8%	(18.6)%

The increase in the effective income tax rate for the year ended December 31, 2008 compared to the comparable period in 2007 is primarily due to the change in pre-tax results from income before taxes of $5,459,000 in 2007 to a loss before income taxes of ($931,000) in 2008, a lower reduction in tax reserves due to closing tax periods in certain jurisdictions in 2008 compared to 2007 and higher pre-tax income and therefore, higher estimated federal and state income taxes for one of the minority-owned subsidiaries that is not part of our consolidated income tax return in 2008. In addition, we reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with an Internal Revenue Service audit.

Loss from equity method investment (net of tax) increased $549,000 to $1,688,000 from $1,139,000 for 2007. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be “other-than — temporary” of $706,000 in the second quarter and $555,000 in the fourth quarter of 2008, respectively, bringing the investment balance to zero as of December 31, 2008. Our decision to reduce the value of our investment to zero was based on GWS’ continued operating losses, the impact of the current global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

Basic and diluted income (loss) per share was ($0.09) for the year ended December 31, 2008, compared to basic and diluted income (loss) per share of $0.13 for the year ended December 31, 2007.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net revenues for fiscal 2007 were $195,827,000, an increase of $3,780,000, or 2.0%, as compared to $192,047,000 for the same period a year ago.

The components of revenue were as follows (dollars in thousands):

	December 31,		Increase
	2007	2006	$	%

BBU	$185,827	$188,483	$(2,656)	(1.4)%
V*I Chip	8,873	2,777	6,096	219.5%
Picor	1,127	787	340	43.2%

Total	$195,827	$192,047	$3,780	2.0%

Book-to-Bill Ratio	1.05:1	0.99:1

Orders for fiscal year 2007 increased by 8.5% compared with 2006.

Gross margin for fiscal 2007 decreased $2,827,000, or 3.5%, to $79,009,000 from $81,836,000 in 2006 and decreased as a percentage of net revenues to 40.3% from 42.6%. The primary components of the decrease in gross margin dollars and percentage were a change in product mix and an increase in costs associated with certain product returns and associated warranty expenses. During the year ended 2007, we replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the year ended December 31, 2007 was negatively impacted by approximately $980,000 from a combination of product returns, which affected net revenues, and charges to cost of revenues for warranty costs. In addition, cost of revenues increased approximately $713,000 due to the allocation of a portion of Picor non-recurring engineering charges to cost of revenues in 2007, rather than classifying such expenses as research and development.

Selling, general and administrative expenses were $48,919,000 for 2007, an increase of $2,482,000, or 5.3%, over the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 25.0% from 24.2%.

The principal components of the $2,482,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation expenses	$1,666	8.6	%(1)
Audit and tax fees	689	60.1	%(2)
Travel expense	584	40.7	%(3)
Commissions expense	271	5.8	%(4)
Outside services	193	57.3%
Legal fees	130	6.1%
Depreciation and amortization	(424)	(10.5	)%(5)
Advertising expense	(295)	(10.6	)%(6)
Employment recruiting expense	(151)	(35.4)%
Training expenses	(135)	(10.5)%
Other, net	(46)	0.0%

	$2,482	5.3%

(1)	Increase primarily attributed to annual compensation adjustments in May 2007.

(2)	Increase primarily attributed to the late filings of the Company’s 2007 Forms 10-Q and additional work related to accounting for the Company’s investment in GWS.

(3)	Increase primarily attributed to increase in corporate travel expenses, particularly by BBU and V*I Chip sales and marketing personnel.

(4)	Increase primarily attributed to the increase in net revenues and due to changes in the mix of revenues subject to commissions.

(5)	Decrease primarily due to write-off of net book value of abandoned patents of $785,000 in 2006 compared to $245,000 in 2007.

(6)	Decrease primarily attributed to a decrease in advertising in trade publications.

Research and development expenses decreased $1,009,000, or 3.2%, to $30,372,000 in 2007 from $31,381,000 in 2006 and decreased as a percentage of net revenues to 15.5% from 16.3%.

The components of the $1,009,000 decrease were as follows (in thousands):

	Increase (decrease)

Picor non-recurring engineering charges	$(713)	(100.0	)%(1)
Vicor Custom related expenses	(425)	(16.8	)%(2)
Facility expenses	(155)	(8.7)%
Depreciation and amortization	(119)	(7.9)%
Travel expense	(64)	(26.6)%
Compensation	529	2.7	%(3)
Other, net	(62)	(1.1)%

	$(1,009)	3.2%

(1)	The Picor business unit provides engineering services to the BBU and V*I Chip segments to support certain manufacturing processes and research and development activities. A decline in services related to research and development activities resulted in a decrease in the amount of charges allocated to research and development.

(2)	Decrease primarily attributed to $397,000 of decreased sub-contract labor costs.

(3)	Increase primarily attributed to annual compensation adjustments in May 2007.

In the second quarter of 2007, we received total payments of $1,770,000 in full settlement of our patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee we accrued for our litigation counsel, was included in “(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations.

On February 22, 2007, we announced we had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006.

Our decision to enter into the settlement with Ericsson followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar and Rohm, two of our component suppliers prior to 2002. Our writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, we filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. We accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations as a result of the court’s decision.

The changes in the major components of other income (expense), net were as follows (in thousands):

			Increase
	2007	2006	(Decrease)

Interest income	$4,484	$5,389	$(905)
Minority interest in net income of subsidiaries	(539)	(562)	23
Foreign currency gains	186	139	47
Gain on disposal of equipment	129	67	62
Other	128	59	69

	$4,388	$5,092	$(704)

The decrease in interest income is due to lower average balances on our cash equivalents and short-term investments, principally due to the $37,200,000 net payment to Ericsson made at the end of March 2007 (see Part II — Item 3- Legal Proceedings). The increase in foreign currency gains is due to favorable exchange rates in 2007 as compared to 2006. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar.

Income before income taxes was $5,459,000 in 2007, compared to a loss before income taxes of $28,090,000 for 2006.

The provision for income taxes and the effective income tax rate for the year ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	Year Ended
	December 31,
	2007	2006

(Benefit) provision for income taxes	$(1,015)	$648
Effective income tax rate	(18.6)%	2.3%

The increase in the effective income tax rate for the year ended December 31, 2007, compared to the comparable period in 2006 is primarily due to the change in pre-tax results from loss before income taxes of ($28,090,000) in 2006 to income before income taxes of $5,459,000 in 2007 and a higher reduction in tax reserves due to closing tax periods in certain jurisdictions in 2007 compared to 2006. In addition, we reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with an Internal Revenue Service audit.

Loss from equity method investment (net of tax) for fiscal year 2007 increased $818,000 to $1,139,000 from $321,000 for 2006. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $620,000 in the second quarter and due to a higher level of GWS’ losses allocated to us under the equity method.

Basic and diluted income (loss) per share was $0.13 for the year ended December 31, 2007, compared to basic and diluted income (loss) per share of $(0.69) for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Due to the current economic environment, we have assessed our overall liquidity position and have taken substantive steps to preserve cash and reduce expenses. In the first quarter of 2009, we announced an indefinite suspension of our dividend and reduced our workforce by approximately 8%. Additionally, we may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities, or $13,700,000 held with UBS and, if appropriate, reduce capital expenditures.

On December 31, 2008, we had $22,639,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.7:1 on December 31, 2008 compared to 6.5:1 on December 31, 2007. Working capital decreased $49,627,000, to $65,297,000 on December 31, 2008, from $114,924,000 on December 31, 2007. The primary factors affecting the working capital decrease were a reclassification of $38,500,000 of short-term investments to long-term investments due to the reclassification of our Failed Auction Securities discussed below, an additional decrease in short term investments of $17,217,000, and a decrease in accounts receivable of $3,297,000. The decreases were partially offset by an increase in unrestricted cash and cash equivalents of $2,622,000, an increase in inventories of $3,603,000 and a decrease in current liabilities of $3,536,000. The primary sources of cash for the year ended December 31, 2008 were $16,430,000 in net sales of short-term investments and $9,063,000 of net cash provided by operating activities. The primary uses of cash for the twelve months ended December 31, 2008 were $13,662,000 for the payments of dividends, $8,265,000 for the purchase of equipment, and $1,000,000 invested in GWS.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2008. As of December 31, 2008, we had approximately $8,541,000 available for additional repurchases under the plan.

On March 14, 2008, our Board of Directors approved a cash dividend of $0.15 per share of Common Stock. The total dividend of approximately $6,245,000 was paid on April 18, 2008 to shareholders of record at the close of business on April 2, 2008. On August 7, 2008, our Board of Directors approved a cash dividend of $0.15 per share of Common Stock. The total dividend of approximately $6,249,000 was paid on September 10, 2008, to shareholders of record at the close of business on August 25, 2008.

Dividends are declared at the discretion of the Board of Directors and depend on actual cash from operations, our financial condition and capital requirements, and any other factors the Board of Directors may consider relevant. The Board of Directors anticipates reviewing its dividend policy on a semi-annual basis. On January 14, 2009, we announced an indefinite suspension of our dividend.

During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in dividends, of which $1,168,000 was paid to an outside shareholder and accounted for as a reduction in minority interests.

The table below summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating lease obligations	$2,631	$1,361	$1,007	$263	$—
Purchase obligations	1,935	294	605	629	407

Total	$4,566	$1,655	$1,612	$892	$407

We also have a contract with a third-party to supply nitrogen for our manufacturing and research and development activities. Under the contract, we are obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $231,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $28,000 on December 31, 2008.

Our primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our FPA products. We believe cash generated from operations and the total of our cash, cash equivalents, and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $774,000 of capital expenditure commitments, principally for manufacturing equipment as of December 31, 2008.

As of December 31, 2008, we held $38,325,000 of Failed Auction Securities. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. Our Failed Auction Securities have historically traded at par and are callable at par at the option of the issuer. On December 31, 2008, the majority of our Failed Auction Securities were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, the security is called by the issuer, maturity of the securities, or, in the case of Failed Auction Securities associated with our settlement agreement with UBS, we chose to exercise our contractual right to sell such securities to UBS during a period from June 30, 2010 through July 2, 2012.

We are not aware of any reason to believe any of the issuers of the Failed Auction Securities are presently at risk of default. Through December 31, 2008, we have continued to receive interest payments on the Failed Auction Securities in accordance with their terms. We believe we ultimately should be able to liquidate all of its auction rate security investments without significant loss, primarily due to the collateral securing the substantial majority of the underlying obligations. However, because of further deterioration of the auction rate securities market, we continue to believe the recovery period for the Failed Auction Securities exceeds 12 months and, as a result, we continued to classify the Failed Auction Securities as long-term as of December 31, 2008.

During the fourth quarter of 2008, we entered into a settlement agreement with UBS giving us the contractual right to sell $18,300,000 par value of Failed Auction Securities to UBS at par during a period of time beginning June 30, 2010, through July 2, 2012. Because we intend to exercise this right and no longer intend to hold these securities to maturity, we reclassified these securities as “trading” from “available-for-sale.” In order to record the fair value of these securities appropriately, we reversed the accumulated temporary impairment recorded as a reduction of Stockholders’ Equity and recorded a charge to our Consolidated Statements of Operations of $2,238,000, reflecting our estimate at year-end of the “other-than-temporary” decrease in their carrying value from par value. However, we also recorded the receipt as of the contractual right as a gain on our Consolidated Statements of Operations, thereby largely offsetting the other than temporary impairment charge.

The balance of our holdings of Failed Auction Securities is made up of securities (with a par value of $20,000,000 at year-end) held with BofA. These Failed Auction Securities, with a total par value of $20,000,000, remain classified as “available-for-sale”, as it is our intention to hold these securities to maturity or other such time as we may obtain par value through an arms’ length sale. In order to record the fair value of these securities appropriately, we recorded a temporary impairment charge to “Accumulated other comprehensive (loss) income” of $2,100,000, reflecting our estimate of the additional decrease in their carrying value at year-end.

Pursuant to our settlement agreement with UBS, we are entitled to receive interest payments on our Failed Auction Securities held with UBS in accordance with their terms. We also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the Failed Auction Securities held with UBS. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The right is a separate freestanding instrument accounted for separately from the Failed Auction Securities and is being accounted for as a purchased put option. In accordance with SFAS 159, we elected fair value accounting for the right. The election was made to mitigate volatility in earnings caused by accounting for the acquisition of the right and the underlying securities under different methods.

As of December 31, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities as well as the right obtained in our settlement with UBS. As such, our investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with outside experts, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of these securities as of December 31, 2008. The right was initially recorded at a fair value of approximately $1,926,000, with the offset recorded as an unrealized gain in “Other income (expense), net.” As a result of entering into this agreement with UBS, we intend to exercise the put option on June 30, 2010, and do not intend to hold the associated Failed Auction Securities until recovery or maturity. Therefore, the total amount of the Failed Auction Securities previously reported as “available-for-sale” has been transferred to “trading” securities. Based on the fair value measurements described above and in more detail in Note 5 to our Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with UBS on December 31, 2008 to be approximately $16,062,000, compared with a par value of $18,300,000. The difference of $2,238,000 has been recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statements of Operations. Based on the fair value measurements described in Note 5 to our Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with BofA on December 31, 2008, to be approximately $16,666,000, compared with a par value of $20,000,000, net of a $25,000 redemption received at par value on January 5, 2009. We consider this $3,334,000 difference to be temporary and have recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheet.

In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, we may be required to record additional unrealized losses. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges recorded in the Consolidated Statements of Operations, and any such impairment adjustments may be material in amount. The fair values of the Failed Auction Securities held with UBS and BofA decreased approximately $2,175,000 and

$1,189,000, respectively, compared to the fair values as of September 30, 2008, primarily due to our decision to increasing the expected time to recovery assumptions in our valuation analyses.

On September 10, 2008, BofA issued a press release announcing an agreement in principle with the Massachusetts Securities Division under which BofA would offer to purchase at par auction rate securities held by certain customers. The press release indicates that under the terms of the agreement in principle, the repurchase program applies to businesses with account values up to $10,000,000. Since we hold $20,000,000 par value of auction rate securities purchased through BofA, we are not eligible for the repurchase program, and we have not received a proposed liquidity solution from BofA to date.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

ITEM 7A —	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates.

As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings while changes in the fair value of the Failed Auction Securities held with BofA are recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of December 31, 2008. We estimate that our annual interest income would change by approximately $900,000 in 2008 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of the our subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, we believe market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing on December 31, 2008, we estimate that a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $26,000.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vicor Corporation:

We have audited the accompanying consolidated balance sheets of Vicor Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 4 to the Consolidated Financial Statements, on January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” issued by the Financial Accounting Standards Board.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Vicor Corporation

We have audited the accompanying consolidated balance sheet of Vicor Corporation as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule as of December 31, 2007 and for each of the two years in the period ended December 31, 2007 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicor Corporation at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of December 31, 2007 and for each of the two years in the period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 2007, the Company changed its method of accounting for its related-party investment in Great Wall Semiconductor Corporation. As discussed in Notes 2 and 13 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Notes 2 and 3 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2008

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$22,639	$20,017
Restricted cash and cash equivalents	176	—
Short-term investments	1,773	57,490
Accounts receivable, less allowance of $300 in 2008 and $398 in 2007	28,757	32,054
Inventories, net	26,681	23,078
Deferred tax assets	451	741
Other current assets	2,279	2,539

Total current assets	82,756	135,919
Restricted cash and cash equivalents	561	952
Long-term investments, net	33,735	—
Auction rate securities rights	1,926	—
Property, plant and equipment, net	48,254	50,257
Other assets	4,690	5,330

	$171,922	$192,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,592	$10,062
Accrued compensation and benefits	6,783	6,003
Accrued expenses	2,911	3,471
Accrual for litigation settlements	162	240
Income taxes payable	1,349	278
Deferred revenue	662	941

Total current liabilities	17,459	20,995
Long-term deferred revenue	1,118	42
Long-term income taxes payable	259	1,344
Deferred income taxes	1,660	1,597
Minority interests	4,255	4,040
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding in 2008 and 2007	—	—
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,767,052 shares issued and outstanding (11,824,952 shares issued and outstanding in 2007)	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 38,295,908 shares issued and 29,897,510 shares outstanding (38,209,486 shares issued and 29,811,088 shares outstanding in 2007)	384	384
Additional paid-in capital	161,089	159,332
Retained earnings	110,174	126,263
Accumulated other comprehensive (loss) income	(2,767)	170
Treasury stock at cost: 8,398,398 shares in 2008 and 2007	(121,827)	(121,827)

Total stockholders’ equity	147,171	164,440

	$171,922	$192,458

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues	$205,368	$195,827	$192,047
Cost of revenues	119,083	116,818	110,211

Gross margin	86,285	79,009	81,836
Operating expenses:
Selling, general and administrative	56,206	48,919	46,437
Research and development	31,398	30,372	31,381
(Gain) loss from litigation-related settlements, net	(177)	(1,353)	37,200

Total operating expenses	87,427	77,938	115,018

Income (loss) from operations	(1,142)	1,071	(33,182)
Other income (expense), net	211	4,388	5,092

Income (loss) before income taxes	(931)	5,459	(28,090)
Provision (benefit) for income taxes	976	(1,015)	648
Loss from equity method investment (net of tax)	1,688	1,139	321

Net income (loss)	$(3,595)	$5,335	$(29,059)

Net income (loss) per common share:
Basic	$(.09)	$.13	$(.69)

Diluted	$(.09)	$.13	$(.69)

Shares used to compute net income (loss) per share:
Basic	41,651	41,597	41,839

Diluted	41,651	41,687	41,839

Cash dividends per share	$.30	$.30	$.27

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Operating activities:
Net income (loss)	$(3,595)	$5,335	$(29,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,515	11,619	14,158
Loss from equity method investment (net of tax)	1,688	1,139	321
Unrealized gain on acquisition of auction rate security rights	(1,926)	—	—
Unrealized loss on trading securities	2,238	—	—
Loss on litigation — related settlement	—	—	37,200
Stock compensation expense	1,121	667	751
Minority interest in net income of subsidiaries	1,817	539	562
Long-term deferred revenue	1,076	—	—
Accretion of bond discount	—	(465)	(167)
Deferred income taxes	127	104	86
Gain on disposal of equipment	(22)	(129)	(67)
Change in assets and liabilities, net	(3,976)	(36,628)	(9,455)

Net cash provided by (used in) operating activities	9,063	(17,819)	14,330
Investing activities:
Purchases of investments	(11,574)	(138,642)	(189,683)
Sales and maturities of investments	28,004	163,298	199,901
Additions to property, plant and equipment	(8,265)	(9,856)	(5,603)
Proceeds from sale of equipment	25	129	88
Purchase of equity method investment	(1,000)	(1,000)	—
Increase in other assets	(229)	(120)	(176)
Decrease (increase) in restricted cash and short term investments	215	93	(139)

Net cash provided by investing activities	7,176	13,902	4,388
Financing activities:
Proceeds from exercise of stock options	202	645	5,577
Dividends paid	(13,662)	(12,569)	(11,343)
Acquisitions of treasury stock	—	—	(10,835)

Net cash used in financing activities	(13,460)	(11,924)	(16,601)
Effect of foreign exchange rates on cash	(157)	(2)	40

Net increase (decrease) in cash and cash equivalents	2,622	(15,843)	2,157
Cash and cash equivalents at beginning of year	20,017	35,860	33,703

Cash and cash equivalents at end of year	$22,639	$20,017	$35,860

Change in assets and liabilities:
Accounts receivable	$3,684	$(1,546)	$(2,363)
Insurance receivable for litigation	—	12,800	—
Inventories, net	(3,311)	(997)	(4,854)
Other current assets	559	83	395
Accounts payable and accrued liabilities	(4,410)	2,840	303
Accrual for litigation settlement	(78)	(49,760)	—
Income taxes payable	(141)	(955)	(2,869)
Deferred revenue	(279)	907	(67)

	$(3,976)	$(36,628)	$(9,455)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$602	$(380)	$3,590

See accompanying notes

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006

					Accumulated
	Class B		Additional		Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balance on December 31, 2005	$119	$377	$151,698	$173,807	$(72)	$(110,992)	$214,937
Sales of Common Stock		5	5,572				5,577
Purchase of treasury stock						(10,835)	(10,835)
Common stock dividends				(11,343)			(11,343)
Stock-based compensation expense			751				751
Net loss for 2006				(29,059)			(29,059)
Unrealized gain on investments					164		164
Currency translation adjustments					(20)		(20)

Comprehensive loss							(28,915)

Balance on December 31, 2006	119	382	158,021	133,405	72	(121,827)	170,172
Sales of Common Stock		1	644				645
Conversion of Class B Common Stock to Common Stock	(1)	1					—
Common stock dividends(1)				(12,477)			(12,477)
Stock-based compensation expense			667				667
Net income for 2007				5,335			5,335
Unrealized gain on investments					5		5
Currency translation adjustments					93		93

Comprehensive income							5,433

Balance on December 31, 2007	118	384	159,332	126,263	170	(121,827)	164,440
Sales of Common Stock			202				202
Common stock dividends				(13,662)			(13,662)
Stock-based compensation expense			1,121				1,121
Minority interests adjustment(2)			434				434
Minority interest dividends				1,168			1,168
Net loss for 2008				(3,595)			(3,595)
Unrealized loss on investments					(3,314)		(3,314)
Currency translation adjustments, net of tax of $226					377		377

Comprehensive loss							(6,532)

Balance on December 31, 2008	$118	$384	$161,089	$110,174	$(2,767)	$(121,827)	$147,171

(1)	Common stock dividends net of $92,000 in dividends paid to outside shareholders

(2)	A minority investment had a redemption of preferred stock that resulted in a $434,000 adjustment to Additional Paid-In-Capital.

See accompanying notes

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures and markets modular power converters, power system components, and power systems. The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the power converters and systems are large Original Equipment Manufacturers and smaller, lower volume users which are broadly distributed across several major market areas.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain of the Company’s Vicor Custom Design Centers are not majority owned by the Company. These entities are consolidated by the Company as management believes that the Company has the ability to exercise control over their activities and operations.

Revenue recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is considered probable. License fees are recognized as earned. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. The Company evaluates revenue arrangements with potential multi-element deliverables in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21), to determine if there is more than one unit of accounting. In situations where multi-elements are not considered separate units of accounting, revenue under the entire arrangement is deferred and recognized over the term of the arrangement.

Foreign currency translation

The financial statements of Vicor Japan Company, Ltd. (“VJCL”), a majority owned subsidiary, for which the functional currency is the Japanese yen, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated at the average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

Transaction gains and losses and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income (expense), net. Foreign currency gains (losses), included in other income (expense), net, were approximately $82,000, $186,000, and $139,000 in 2008, 2007 and 2006, respectively.

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

Short-term and long-term investments

The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can and has historically invested its substantial cash balances in demand deposit accounts, money market funds meeting certain quality criteria, and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.

The Company’s short-term and long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of Stockholders’ Equity. Trading securities are recorded at fair value, with the unrealized gains and losses recorded through the statement of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net.

Fair value measurements

The Company purchases marketable securities that have been designated as either “trading” or “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Consistent with SFAS 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive (loss) income,” a component of Stockholders’ Equity. Trading securities are carried at fair value, with unrealized gains and losses recognized in earnings each reporting period.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, expanding upon SFAS 115 and providing guidance on how to measure assets and liabilities recorded at “fair” value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosures in both annual and quarterly reports. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP SFAS 157-2”), Effective Date of FASB Statement No. 157, to delay the effective date for adopting SFAS 157 for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 will impact the disclosures related to the Company’s goodwill related to the operations of one of the Company’s subsidiaries, Vicor Japan Company, Ltd. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP SFAS 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in an inactive market. The Company adopted SFAS 157 effective as of January 1, 2008 and its related amendments for financial assets and liabilities FSP SFAS 157-3 effective upon issuance on October 10, 2008.

Effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a case-by-case basis as further discussed in Note 4.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers’ credit-risk profiles and payment histories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not require collateral from its customers.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company’s short-term and long-term investments consist of highly rated (AAA/Aaa) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of March 13, 2009, the Company was holding a total of approximately $38,300,000 in auction rate securities, the significant majority of which are student loan backed securities. Through March 13, 2009, auctions held for all of the Company’s auction rate securities have failed. The funds associated with auction rate securities that have failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. Credit losses have consistently been within management’s expectations.

Goodwill and intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets, which resulted in the elimination of goodwill amortization beginning in fiscal 2002. The Company performs a test of goodwill for potential impairment at least annually. Values assigned to patents are amortized using the straight-line method over periods ranging from three to twenty years.

Long-lived assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment and intangible assets, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset’s carrying value would be

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduced to fair value. No event has occurred that would suggest any impairment in the value of long-lived assets recorded in the accompanying Consolidated Financial Statements.

Other investments

The accounting for investment transactions is reviewed for compliance with Accounting Principles Board Opinion No. 18, The Equity Method for Accounting for Investments in Common Stock (“APB 18”) and/or FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities.

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $2,735,000, $2,205,000 and $2,473,000 in advertising costs during 2008, 2007 and 2006, respectively.

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

Net income (loss) per common share

Basic and diluted income (loss) per share are calculated in accordance with SFAS 128, Earnings per Share. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2008	2007	2006

Numerator:
Net income (loss)	$(3,595)	$5,335	$(29,059)

Denominator:
Denominator for basic income (loss) per share(1)	41,651	41,597	41,839
Effect of dilutive securities:
Employee stock options(2)	—	90	—

Denominator for diluted income (loss) per share(3)	41,651	41,687	41,839

Basic income (loss) per share	$(.09)	$.13	$(.69)

Diluted income (loss) per share	$(.09)	$.13	$(.69)

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year.

(2)	Options to purchase 1,084,175 and 1,643,629 shares of Common Stock in 2008 and 2006, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 968,575 shares of Common Stock were outstanding in 2007, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). SFAS 109 requires that deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes or the expected reversal.

The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The Company adopted SFAS 123R on January 1, 2006.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive (loss) income

The Company reports comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. SFAS 130 requires the foreign currency translation adjustments related to VJCL and unrealized gains (losses) on short-term and long-term investments to be included in other comprehensive (loss) income, net of related income tax effects.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of recently issued accounting standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141R to any acquisitions after January 1, 2009, the date of adoption.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of Stockholders’ Equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has not determined the impact, if any, SFAS 160 will have on its financial position or results of operations.

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

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:

Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) — Under the 2000 Plan, the Board of Directors or the Compensation Committee of the Board of Directors may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company’s 1993 Stock Option Plan (the “1993 Plan”) and the Company’s 1998 Stock Option and Incentive Plan (the “1998 Plan”). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

1998 Stock Option and Incentive Plan (the “1998 Plan”) — The 1998 Plan permitted the grant of share options to its employees and other key persons, including non-employee directors for up to 2,000,000 shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1998 Plan.

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

All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at a price equal to or greater than the estimated fair value for both Picor and V*I Chip at the date of grant. Options vest over various periods of up to five years and may be exercised for up to ten years from the date of grant, which is the maximum contractual term. The Company uses the graded attribution method to recognize expense for all stock-based awards in accordance with SFAS 123R.

Stock compensation expense for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Cost of revenues	$52	$47	$85
Selling, general and administrative(1)	818	368	385
Research and development	251	252	281

Total stock based compensation	$1,121	$667	$751

(1)	The increase in selling, general and administrative stock-based compensation expense in fiscal 2008 is primarily the result of acceleration of the service periods used to amortize the cost of V*I Chip stock options granted to the Company’s Chief Executive Officer in 2007.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

Vicor:	2008	2007	2006

Risk-free interest rate	2.8%	4.7%	4.7%
Expected dividend yield	2.6%	1.8%	1.5%
Expected volatility	47%	49%	53%
Expected lives (years)	3.1	3.8	3.8

Picor:	2008	2007	2006

Risk-free interest rate	3.7%	4.7%	5.1%
Expected dividend yield	—	—	—
Expected volatility	56%	43%	48%
Expected lives (years)	6.5	6.5	6.5

V*I Chip:	2008	2007

Risk-free interest rate	3.7%	4.6%
Expected dividend yield	—	—
Expected volatility	61%	65%
Expected lives (years)	6.5	6.5

Risk-free interest rate:

Vicor — The Company uses the yield on zero-coupon U.S. Treasury “Strip” securities for a period that is commensurate with the expected term assumption for each vesting period.

Picor — The Company uses the yield to maturity of a seven-year U.S. Treasury bond, as it most closely aligns to the expected exercise period.

V*I Chip — The Company uses the yield to maturity of a seven-year U.S. Treasury bond, as it most closely aligns to the expected exercise period.

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

Expected volatility:

Vicor — Vicor uses historical volatility to estimate the grant-date fair value of the options, using the expected term for the period over which to calculate the volatility (see below). The Company does not expect its future volatility to differ from its historical volatility. The computation of the Company’s volatility is based on a simple average calculation of monthly volatilities over the expected term.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Picor — As Picor is a nonpublic entity, historical volatility information is not available. As permitted under SFAS 123(R), an industry sector index of seven publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

V*I Chip — As V*I Chip is a nonpublic entity, historical volatility information is not available. As permitted under SFAS 123(R), an industry sector index of five publicly traded fabless semiconductor firms was developed for calculating historical volatility for V*I Chip. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

Expected term:

Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of the Company’s employees exhibit similar exercise behavior.

Picor — Due to the lack of historical information, the “simplified” method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 (“SAB 110”) was used to determine the expected term.

V*I Chip — Due to the lack of historical information, the “simplified” method prescribed by SAB 110 was used to determine the expected term.

Forfeiture rate

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 79% of its options will actually vest, and therefore has applied an annual forfeiture rate of 7.75% to all unvested options as of December 31, 2008. For 2007, the Company expected 80% of its options would actually vest and applied an annual forfeiture rate of 7.25%. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 89% of its options will actually vest, and therefore has applied an annual forfeiture rate of 3.75% to all unvested options as of December 31, 2008. For 2007, the Company expected 89% of its options would actually vest and applied an annual forfeiture rate of 3.75%. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

V*I Chip — The Company did not apply a forfeiture rate to V*I Chip options granted in 2007 due to the expected tenure of the Company’s Chief Executive Officer and founder being the sole recipient of V*I Chip options that year. The Company did not apply a forfeiture rate to V*I Chip options granted in 2008 due to the lack of historical forfeitures on V*I Chip options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Vicor Stock Options

A summary of the activity under the Company’s stock option plans as of December 31, 2008, and changes during the three years then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2005	2,260,248	$18.14
Granted	117,860	17.95
Forfeited and expired	(298,585)	25.84
Exercised	(435,844)	12.78

Outstanding on December 31, 2006	1,643,679	18.14
Granted	48,530	12.06
Forfeited and expired	(371,349)	18.99
Exercised	(73,109)	8.88

Outstanding on December 31, 2007	1,247,751	18.20
Granted	109,114	11.28
Forfeited and expired	(244,168)	22.74
Exercised	(28,522)	7.04

Outstanding on December 31, 2008	1,084,175	16.77	2.67	$12

Exercisable on December 31, 2008	883,696	17.57	1.81	12

Vested or expected to vest on December 31, 2008(1)	1,060,260	16.86	2.56	9

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2007 and 2006 the Company had shares exercisable of 1,086,521 and 1,418,935 respectively, for which the weighted average exercise prices were $18.71 and $18.63, respectively.

During the years ended December 31, 2008, 2007, and 2006 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $109,000, $292,000 and $3,051,000, respectively. The total amount of cash received by the Company from options exercised in 2008 was $202,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2008, 2007 and 2006 was approximately $462,000, $634,000, and $1,421,000, respectively.

As of December 31, 2008, there was $482,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.64 years for all Vicor awards. The expense will be recognized as follows: $266,000 in 2009, $133,000 in 2010, $55,000 in 2011, $23,000 in 2012, and $5,000 in 2013.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

The weighted-average fair value of Vicor options granted was $3.32, $4.37 and $6.54 in 2008, 2007 and 2006, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2008 is 2.7 years.

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

A summary of the activity under the 2001 Picor Plan as of December 31, 2008 and changes during the three years then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2005	3,442,000	$0.45
Granted	1,040,500	0.85
Forfeited and expired	(147,960)	0.31
Exercised	(30,000)	0.25

Outstanding on December 31, 2006	4,304,540	0.55
Granted	114,000	0.74
Forfeited and expired	(40,000)	0.88
Exercised	—	—

Outstanding on December 31, 2007	4,378,540	0.56
Granted	707,500	1.02
Forfeited and expired	—	—
Exercised	—	—

Outstanding on December 31, 2008	5,086,040	0.62	5.61	$855

Exercisable on December 31, 2008	3,526,220	0.49	4.46	855

Vested or expected to vest on December 31, 2008(1)	4,983,935	0.61	5.54	855

(1)	In addition to the vested options, Picor expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2007 and 2006 Picor had shares exercisable of 2,918,412 and 2,269,704, respectively, for which the weighted average exercise prices were $0.45 and $0.39, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

For years ended December 31, 2008 and 2007, Picor did not have any options exercised. During the year ended December 31, 2006, the total intrinsic value of Picor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2008, 2007 and 2006 was approximately $276,000, $37,000 and $111,000 respectively.

As of December 31, 2008, there was $580,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 1.81 years for all Picor awards. The expense will be recognized as follows: $184,000 in 2009, 171,000 in 2010, $122,000 in 2011, $71,000 in 2012, and $32,000 in 2013.

The weighted-average fair value of Picor options granted was $.60 in 2008 and $.37 in 2007 and 2006, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2008 is 5.6 years.

V*I Chip Stock Options

Under the 2007 V*I Chip Plan, the Board of Directors of V*I Chip Corporation (“V*I Chip”) may grant stock incentive awards based on the V*I Chip Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the V*I Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 12,000,000 shares of V*I Chip Common Stock have been reserved for issuance under the 2007 V*I Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the V*I Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2007 V*I Chip Plan as of December 31, 2008 and changes during the two years then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Outstanding on December 31, 2006	—	$—
Granted	6,655,000	1.00
Forfeited and expired	(65,000)	1.00
Exercised	—	—

Outstanding on December 31, 2007	6,590,000	1.00
Granted	1,637,500	1.00
Forfeited and expired	(184,500)	1.00
Exercised	—	—

Outstanding on December 31, 2008	8,043,000	1.00	8.48	$—

Exercisable on December 31, 2008	1,516,600	1.00	8.41	—

Vested or expected to vest on December 31, 2008(1)	8,043,000	1.00	8.48	—

(1)	In addition to the vested options, V*I Chip expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

As of December 31, 2007 and 2006, V*I Chip had no shares exercisable. For the years ended December 31, 2008, 2007 and 2006, V*I Chip did not have any options exercised.

As of December 31, 2008, there was $712,000 of total unrecognized compensation cost related to unvested share-based awards for V*I Chip. That cost is expected to be recognized over a weighted-average period of 1 year for all V*I Chip awards. The expense will be recognized as follows: $254,000 in 2009, $179,000 in 2010, $169,000 in 2011, $90,000 in 2012, and $20,000 in 2013.

The weighted-average fair value of V*I Chip options granted was $ .43 and $ .10 in 2008 and 2007, respectively. The weighted-average contractual life for V*I Chip options outstanding as of December 31, 2008 is 8.5 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $759,000, $694,000 and $684,000 in 2008, 2007 and 2006, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2006, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

4.	SHORT-TERM AND LONG-TERM INVESTMENTS

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Auction rate securities — student loans	$20,025	$—	$3,334	$16,691
Certificates of deposit	2,735	20	—	2,755

	$22,760	$20	$3,334	$19,446

December 31, 2007
Auction rate securities — student loans	$37,500	$—	$—	$37,500
Auction rate securities — municipal bonds	17,650	—	—	17,650
Certificates of deposit	2,340	—	—	2,340

	$57,490	$—	$—	$57,490

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2008, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,860	$1,863
Due in two to ten years	900	917
Due in ten to twenty years	—	—
Due in twenty to forty years	20,000	16,666

	$22,760	$19,446

In November 2008, a portion of the Company’s Auction Rate Securities (“ARS”) were reclassified from available-for-sale to trading securities, as discussed below. In 2007, there were no investments classified as trading securities. The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Auction rate securities — student loans	$18,300	$—	$2,238	$16,062

The amortized cost and estimated fair value of trading securities on December 31, 2008, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$—	$—
Due in two to ten years	—	—
Due in ten to twenty years	2,000	1,762
Due in twenty to forty years	16,300	14,300

	$18,300	$16,062

As of December 31, 2008, the Company held $38,325,000 of auction rate securities, consisting of debt obligations of municipal and corporate issuers. The interest rates for these securities are reset at auction at regular intervals ranging from seven to ninety days. The auction rate securities held by the Company have historically traded at par and are callable at par at the option of the issuer. On December 31, 2008, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with most collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions failed, meaning there was not enough demand to sell all of the securities that holders offered for sale. The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in the security’s indenture. The principal associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the security is called by the issuer, or the underlying securities have matured. As of December 31, 2008, the Company held auction rate securities that had experienced failed auctions totaling $38,325,000 at par value (the “Failed Auction Securities”).

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through December 31, 2008, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of December 31, 2008.

In November 2008, the Company entered into an agreement with UBS AG regarding $18,300,000 of ARS, at par value, held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”), which provides the Company with a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the Company is still entitled to receive interest payments on its auction rate securities in accordance with their terms. The Company also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities held with UBS. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. In accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, the Company elected fair value accounting for the ARS right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The ARS Right was initially recorded at a fair value of approximately $1,926,000, with the offset recorded as an unrealized gain in Other income (expense), net. Due to entering into this agreement with UBS, the Company intends to exercise the ARS Right in June 2010 and does not intend to hold the associated UBS ARS until recovery or maturity. Therefore, the total amount of the UBS ARS previously reported as available-for-sale has been transferred to trading securities. Based on the fair value measurements described in Note 5, the fair value of the UBS ARS on December 31, 2008 was estimated by the Company to be approximately $16,062,000, compared with a par value of $18,300,000. The difference of $2,238,000 has been recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statements of Operations. As a result, approximately $1,050,000 of previously recorded temporary unrealized losses, net of taxes, in “Accumulated other comprehensive (loss) income” were reversed.

The remaining balance of ARS is held with Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 5, the fair value of the BofA ARS on December 31, 2008, was estimated by the Company to be approximately $16,666,000, compared with a par value of $20,000,000, net of a $25,000 redemption received at par value on January 5, 2009. Management considers this $3,334,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the consolidated balance sheet. In making this determination, management considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Consolidated Statement of Operations, and any such impairment adjustments may be material. The fair values of the UBS ARS and BofA ARS decreased approximately

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

$2,175,000 and $1,189,000, respectively, compared to the fair values as of September 30, 2008, primarily due to management’s increasing the expected time to recovery assumption for ARS.

On September 10, 2008, Bank of America Corporation issued a press release announcing an agreement in principle with the Massachusetts Securities Division under which Bank of America would offer to purchase at par auction rate securities held by certain of its customers. The press release indicates that under the terms of the agreement in principle, the repurchase program applies to businesses with account values up to $10,000,000. The Company holds $20,000,000 par value of auction rate securities purchased through Banc of America Securities LLC. The Company does not appear to be eligible, and has not received an offer, to participate in the announced repurchase program, and has not otherwise received a proposed liquidity solution from Bank of America to date.

5.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2008, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities as well as the ARS Right. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of December 31, 2008. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (Continued)

formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction-rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $900,000.

Assets measured at fair value on a recurring basis include the following as of December 31, 2008 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant	Total Fair
	in Active	Observable	Unobservable	Value as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Cash equivalents:
Money market funds	$15,952	$—	$—	$15,952
Restricted money market	176	—	—	176
Short term investments:
Auction rate securities	—	25		25
Certificates of deposit	1,748	—	—	1,748
Long term investments:
Auction rate securities	—	—	32,728	32,728
Auction rate security rights	—	—	1,926	1,926
Certificates of deposit	1,007	—	—	1,007
Restricted long term investment	561	—	—	561

The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the year ended December 31, 2008 (in thousands):

Level 3

Balance at the beginning of the period(1)	$—
Transfers into Level 3 categorization	40,426
Redemptions(2)	(175)
Transfer into Level 2 categorization(3)	(25)
Unrealized loss on trading securities included in Other income (expense), net	(2,238)
Unrealized loss included in Accumulated other comprehensive (loss) income	(3,334)

Balance at the end of the period	$34,654

(1)	The Company adopted SFAS 157 in January 2008 and, as such, had no beginning balance of such assets.

(2)	During the year ending December 31, 2008, the Company received partial redemptions of $175,000 at par value.

(3)	Partial redemption of $25,000 at par value received on January 5, 2009.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVENTORIES

Inventories were as follows (in thousands):

	December 31,
	2008	2007

Raw materials	$23,275	$23,711
Work-in-process	3,152	2,656
Finished goods	6,612	4,357

	33,039	30,724
Inventory reserves	(6,358)	(7,646)

	$26,681	$23,078

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 32 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment were as follows (in thousands):

	December 31,
	2008	2007

Land	$2,089	$2,089
Buildings and improvements	41,362	40,867
Machinery and equipment	187,120	179,200
Furniture and fixtures	5,741	5,922
Construction-in-progress and deposits	1,959	2,102

	238,271	230,180
Less accumulated depreciation and amortization	190,017	179,923

	$48,254	$50,257

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $10,266,000, $11,172,000, and $13,123,000 respectively. On December 31, 2008, the Company had approximately $774,000 of capital expenditure commitments.

8.	OTHER INVESTMENTS

In May 2007, the Company invested $1,000,000 in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”). The Company made an additional $1,000,000 investment in February 2008, increasing its ownership in GWS to approximately 30%. The Company’s gross investment in GWS totaled $5,000,000 as of December 31, 2008, and $4,000,000 as of December 31, 2007. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,702,000, $1,260,000 and $387,000 in 2008, 2007 and 2006, respectively. In the fourth quarter of 2008, approximately $500,000 of product purchased from GWS in 2008 was returned by the

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	OTHER INVESTMENTS (Continued)

Company to GWS under a warranty claim resulting in a net receivable from GWS of approximately $420,000 as of December 31, 2008. Subsequent to December 31, 2008, the Company signed a memorandum of understanding with GWS to enter into an agreement which will grant a license to the Company for the technology to certain GWS mosfet devices, provide technical assistance for the licensed mosfets and facilitate the execution of a foundry-direct contract between the Company and GWS’ current and future foundries. In addition, GWS will develop, design, tool up and manufacture four new high voltage mosfets for the Company. The aggregate amount of milestone payments to GWS under these arrangements will be $700,000. This is contingent on the completion of the definitive agreements between the parties as outlined in the memorandum of understanding.

The Company considered the requirements of FIN 46R in accounting for the additional investments in GWS, and determined that GWS is a variable interest entity (“VIE”). However, the Company concluded that it is not the primary beneficiary. The key factor in the Company’s assessment was that the CEO of GWS is the member of the related party group more closely related to the operations of GWS, as well as the absence of voting rights for its preferred stock holdings, the lack of a representative on the GWS board of directors, no significant decision making ability on the operations of GWS and no contractual commitments to provide any future funding for GWS. As a result, due to the additional investment in GWS in May 2007, the Company changed its method of accounting for its investment in GWS from the cost method to the equity method of accounting. As a result, the Company’s financial statements for the years ended December 31, 2003, 2004, 2005, and 2006 were restated to reflect the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

In accordance with APB 18, each investment in GWS has been accounted for as a step acquisition using the purchase method of accounting in accordance with SFAS 141, Business Combinations. The allocation of the purchase price included acquired intangible assets, including core and developed technology as well as in-process research and development (“IPR&D”). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The core and developed technology is being amortized over three years. The amounts allocated to IPR&D were charged to expense in accordance with SFAS 141, which specifies that the amount assigned to the acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date. The amounts included in other assets in the accompanying consolidated balance sheets related to the net GWS investment were $0 and $687,000 as of December 31, 2008 and 2007, respectively, as follows (in thousands):

	December 31,	December 31,
	2008	2007

Equity method goodwill	$—	$634
Intangible assets, net of amortization	—	53

	$—	$687

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	OTHER INVESTMENTS (Continued)

Loss from equity method investment (net of tax) for the years ended December 31 consists of the following (in thousands):

	Year Ended December 31
	2008	2007	2006

Allocation of losses from equity method investment (net of tax)	$321	$306	$84
Amortization of intangible assets (net of tax)	106	213	237
Other than temporary decline in investment	1,261	620	—

	$1,688	$1,139	$321

The Company periodically evaluates the investment in GWS to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment, including the net book value of acquired intangible assets and goodwill. Examples of such impairment indicators include, but are not limited to: GWS’ actual results of operations, actual results of operations compared to forecast, working capital requirements, additional third-party equity investment, if any, and other considerations. If an impairment indicator is identified, the fair value of the investment is estimated and compared it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. For other-than-temporary impairments, an impairment loss equal to the difference between an investment’s carrying value and its fair value is recognized. During the year ended December 31, 2008, the investment was adjusted for a decline in value judged to be other-than-temporary of $706,000 in the second quarter and $555,000 in the fourth quarter of 2008, respectively, bringing the investment balance to zero as of December 31, 2008. The decision to bring the investment balance to zero was based on GWS’ continued operating losses, the impact of the current global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

Summary financial information for GWS is as follows (in thousands):

	2008	2007	2006

As of December 31:
Current assets	$1,193	$2,322	$1,157
Noncurrent assets	4,214	3,110	3,074
Current liabilities	1,910	1,743	495
Noncurrent liabilities	886	1,354	1,096
Minority interest	3,971	3,614	3,648
Total stockholders’ deficit	(1,359)	(1,280)	(1,008)
For the year ended December 31:
Net revenue	8,077	3,368	2,292
Gross margin	5,213	646	818
Net loss	1,087	1,280	441

The financial statements of GWS for 2007 and 2006 have not been audited by Ernst and Young LLP.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS 142 Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2008 as required by the provisions of SFAS 142, and determined that there was no impairment to the carrying value. The Company reduced the remaining equity method goodwill related to its investment in GWS to zero, as of December 31, 2008, as discussed in Note 8.

Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,
	2008	2007

Patent costs	$3,591	$3,491
Less accumulated amortization	1,626	1,432

	$1,965	$2,059

In 2008 and 2007, the Company wrote off patent costs associated with abandoned patents with net book values of approximately $33,000 and $245,000, respectively, which was charged to amortization expense. Patent renewal fees were $71,000 and $30,000 in 2008 and 2007, respectively.

Amortization expense was approximately $249,000, $447,000 and $1,036,000 in 2008, 2007 and 2006, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

Year

2009	$217
2010	215
2011	204
2012	188
2013	178

10.	PRODUCT WARRANTIES

Product warranty activity for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Balance at the beginning of the period	$679	$1,046	$755
Accruals for warranties for products sold in the period	595	735	714
Fulfillment of warranty obligations	(385)	(704)	(185)
Revisions of estimated obligations	7	(398)	(238)

Balance at the end of the period	$896	$679	$1,046

11.	STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. In 2006, the Company spent $10,835,000 for the repurchase of 825,700 of its Common Stock under the November 2000 Plan (none in

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCKHOLDERS’ EQUITY (Continued)

2008 or 2007). On December 31, 2008 and 2007, the Company had approximately $8,541,000 available for use under the November 2000 Plan.

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

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. On January 14, 2009, the Company announced an indefinite suspension of its dividend.

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

During the year ending December 31, 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders. During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in dividends, of which $1,168,000 was paid to an outside shareholder and accounted for as a reduction in minority interests.

During 2008 a total of 28,522 shares of Common Stock were issued upon the exercise of stock options, and 57,900 shares of Class B Common Stock were converted into Common Stock.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCKHOLDERS’ EQUITY (Continued)

On December 31, 2008, there were 16,336,076 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

12.	OTHER INCOME (EXPENSE), NET

The major components of the other income (expense), net were as follows (in thousands):

	2008	2007	2006

Interest income	$2,138	$4,484	$5,389
Minority interest in net income of subsidiaries	(1,817)	(539)	(562)
Unrealized gain on auction securities rights	1,926	—	—
Unrealized loss on trading securities	(2,238)	—	—
Foreign currency gains, net	82	186	139
Gain on disposal of equipment	19	129	67
Other	101	128	59

	$211	$4,388	$5,092

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$14,223	$13,830
Research and development tax credit carryforwards	7,633	6,662
Inventory reserves	2,346	3,068
Vacation accrual	1,379	1,280
Unrealized loss on investments	1,287	—
Investment tax credit carryforwards	1,004	1,027
Stock-based compensation	805	472
Investment basis differences	772	824
Alternative minimum tax credit carryforward	407	412
Warranty reserves	299	227
Bad debt reserves	107	159
Other	290	85

Total deferred tax assets	30,552	28,046
Less: Valuation allowance for deferred tax assets	(27,701)	(24,158)

Net deferred tax assets	2,851	3,888
Deferred tax liabilities:
Depreciation	(2,092)	(3,091)
Patent amortization	(758)	(797)
Unremitted Vicor Custom earnings	(434)	(358)
Goodwill	(432)	(381)
Other	(344)	(117)

Total deferred tax liabilities	(4,060)	(4,744)

Net deferred tax liabilities	$(1,209)	$(856)

The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted on December 31, 2008 and 2007. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. When the valuation allowance is released, approximately $940,000 will be accounted for through “Accumulated other comprehensive (loss) income”.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES (Continued)

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2008	2007	2006
			(as restated)

Domestic	$(1,163)	$4,497	$(29,023)
Foreign	232	962	933

	$(931)	$5,459	$(28,090)

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2008	2007	2006

Current:
Federal	$1,355	$(220)	$377
Foreign	27	191	105
State	(533)	(1,090)	80

	849	(1,119)	562
Deferred:
Federal	127	104	86

	$976	$(1,015)	$648

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,500,000 of unremitted earnings of international subsidiaries. As of December 31, 2008, the amount of unrecognized deferred tax liability on these earnings was $200,000.

The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2008	2007	2006

Statutory federal tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	35.2	3.1	(3.1)
Reduction in tax reserves	(99.2)	(31.0)	(0.5)
Permanent items	30.3	4.1	1.7
Foreign rate differential	(5.1)	(4.9)	(1.0)
Tax credits	(29.4)	(1.2)	(3.7)
ETI benefit	—	—	(1.2)
Other	—	—	0.3
Increase (decrease) in valuation allowance	208.0	(23.7)	44.8

	104.8%	(18.6)%	2.3%

For 2008 and 2006, the tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax income (loss) and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards and the reduction in tax reserves discussed below. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities, several state tax assessments and expense associated with a reduction in state income tax

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES (Continued)

refunds receivable. In 2007, the tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences and the reduction in tax reserves discussed below. During the second quarter of 2007 and year ended December 31, 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007 and year ended December 31, 2007, as well as on prior periods, was not material. The expense was also partially offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to the audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in tax reserves discussed below. During 2008, 2007, and 2006, the Company reduced its tax reserves by $1,123,000, $1,517,000 and $468,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decreases in 2007 and 2006 were partially offset by increases in reserves during the year of approximately $205,000 and $133,000, respectively, for potential liabilities.

The Company has approximately $36,000,000 of net operating loss carry forwards for tax return purposes. As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $3,800,000 of stock option related net operating loss, $1,000,000 of federal research and development tax credit, and $400,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income, which are included in the component of deferred tax assets disclosed above. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against “Additional paid-in capital”. The net operating loss carryforwards expire beginning in 2008 for state purposes and in 2023 for federal purposes. The research and development tax credit carryforwards expire beginning in 2015 for state purposes and in 2023 for federal purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance on January 1, 2008	$1,084
Additions based on tax positions related to the current year	93
Additions for tax positions of prior years	101
Reductions for tax positions of prior years	(28)
Lapse of statute	(809)
Settlements	—

Balance on December 31, 2008	$441

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, on December 31, 2008 of $441,000 including accrued interest, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2008 are expected to significantly change during the next twelve months. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, the Company has accrued approximately $28,000 for the potential payment of interest

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES (Continued)

and recorded approximately $83,000 of income tax expense for interest, net of related tax benefits, for the year ended December 31, 2008.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2005 through 2007 and 1999 through 2007, respectively. In addition, the 2003 and 2004 tax years resulted in losses. These years may be subject to examination when the losses are carried forward and utilized in the future. There are no income tax examinations currently in process.

The Company underwent an audit of its federal tax returns for tax periods 1994 through 2002 by the Internal Revenue Service (“IRS”). The conclusions reached by the IRS based on their audit were agreed to by the Joint Committee on Taxation of the U.S. Department of the Treasury. During the second quarter of 2006, the Company remitted payments to the IRS in settlement of the assessments, including interest. The amounts paid were not materially different from the amounts previously accrued by the Company.

14.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2009	$1,361
2010	734
2011	274
2012	149
2013 and thereafter	113

Rent expense was approximately $1,445,000, $1,525,000 and $1,471,000 in 2008, 2007 and 2006, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

The Company also has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $231,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and if or when such amounts may be settled is uncertain. Related to these unrecognized tax benefits, the Company has recorded a liability for potential interest and penalties of approximately $28,000 on December 31, 2008.

As previously disclosed in prior filings, the Company received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee accrued by the Company for its litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation related settlements, net” in the accompanying condensed Consolidated Statement of Operations. The Company was informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. The Company is seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit brought by the Company against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor. The verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. The revised award remains subject to appeal.

The Company’s decision to enter into the settlement with Ericsson followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, the Company filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. The Company accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations as a result of the court’s decision, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. The remaining amount accrued in the second quarter of 2007 is expected to be sufficient to cover the required payments under this final ruling.

On August 18, 2005, the Company filed an action in The Superior Court of the Commonwealth of Massachusetts, County of Essex against Concurrent Computer Corporation (“Concurrent”) in response to a demand made by Concurrent in connection with breach of contract and breach of product warranty claims against the Company. On August 1, 2007, the Company reached an agreement in principle to settle the lawsuit with Concurrent for $2,350,000, all of which would be paid by the Company’s insurance carriers. The settlement agreement was finalized effective August 28, 2007, upon which the Company made the settlement payment of $2,350,000 to Concurrent and in turn received payment for that same amount from its insurance carriers. There was no impact on the Consolidated Statements of Operations for the year ended December 31, 2007 as a result of the settlement.

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

15.	SEGMENT INFORMATION

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	SEGMENT INFORMATION (Continued)

The Company’s chief operating decision maker evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets and certain other assets. Corporate assets include cash, cash equivalents, short-term investments, land and buildings associated with operations in Massachusetts, deferred tax assets, and other assets. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the Consolidated Financial Statements. Prior to 2007, the Company operated as one business segment.

The following table provides significant segment financial data for the years ended December 31, 2008, 2007 and 2006:

	Brick	V*I Chip	Picor	Corporate	Eliminations	Total

2008:
Net revenues	$189,362	$16,766	$5,096	$—	$(5,856)	$205,368
Income (loss) from operations	26,317	(25,123)	(2,817)	(441)	922	(1,142)
Total assets	176,609	14,850	9,011	87,445	(115,993)	171,922
Depreciation and amortization	5,920	2,645	384	1,566	—	10,515
2007:
Net revenues	$185,828	$9,142	$4,908	$—	$(4,051)	$195,827
Income (loss) from operations	25,642	(23,484)	(2,571)	883	601	1,071
Total assets	148,078	13,792	7,286	108,372	(85,070)	192,458
Depreciation and amortization	7,408	2,097	407	1,707	—	11,619
2006:
Net revenues	$188,482	$3,000	$4,878	$2	$(4,315)	$192,047
Income (loss) from operations	(7,014)	(24,588)	(1,027)	(1,345)	792	(33,182)
Total assets	129,959	8,446	7,431	151,823	(50,198)	247,461
Depreciation and amortization	9,624	1,914	327	2,293	—	14,158

The elimination for net revenues is principally related to inter-segment revenues of Picor from Brick and V*I Chip and for inter-segment revenues of V*I Chip from Brick. The elimination for total assets is principally related to inter-segment receivables due to the Brick segment for the funding of V*I Chip segment operations and for the purchase of equipment by both V*I Chip and Picor segments.

During 2008, 2007 and 2006, no customer accounted for more than 10% of net revenues. Export sales, as a percentage of total net revenues, were approximately 42% in 2008 and 37% in 2007 and 2006, respectively. Export sales and receipts are recorded and received in U.S. dollars.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SUBSEQUENT EVENT

On January 14, 2009, the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009, which was completed. The Company expects that it will incur a range of approximately $3,000,000 to $3,200,000 in pre-tax charges in the first quarter of 2009 in connection with the workforce reduction, arising primarily out of severance and other employee-related costs that will involve cash payments made during 2009 based on each employee’s respective length of service with the Company. In addition, the Company also announced an indefinite suspension of its dividend.

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2008:
Net revenues	$53,469	$49,297	$51,278	$51,324	$205,368
Gross margin	22,460	21,113	21,903	20,809	86,285
Net income (loss)	620	(1,323)	609	(3,501)	(3,595)
Net income (loss) per share:
Basic and diluted	.01	(.03)	.01	(.08)	(.09)

	First	Second	Third	Fourth	Total

2007:
Net revenues	$46,981	$47,206	$47,693	$53,947	$195,827
Gross margin	20,227	19,599	17,904	21,279	79,009
Net income (loss)	2,321	974	543	1,497	5,335
Net income (loss) per share:
Basic and diluted	.06	.02	.01	.04	.13

In the fourth quarter of 2008, the Company recorded the following adjustments:

•	An unrealized loss of $2,238,000 in connection with the fair value measurements for its UBS ARS, which are classified as trading securities, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An unrealized gain of $1,926,000 in connection with the fair value measurements for its ARS Right, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An other-than-temporary impairment charge of $555,000 to write-off the remaining investment balance in GWS as of December 31, 2008.

•	An increase of $300,000 to warranty reserves for certain product matters charged against Cost of revenues.

•	An increase of $240,000 to inventory reserves for potential excess and obsolete inventory charged against Cost of revenues.

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

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included at Item 9A(e) of this Form 10-K.

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

(d)	Change in Internal Control Over Financial Reporting

Other than the items noted below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Company’s Material Weakness

Management’s remediation efforts related to the material weakness that existed as of December 31, 2007, and noted in Item 9A(b) of our 2007 Annual Report on Form 10-K filed on March 19, 2008, are complete as of March 13, 2009, as summarized by management’s efforts listed below:

•	We hired a new Chief Financial Officer with the appointment of James A. Simms, effective April 14, 2008.

•	We reorganized our Accounting Department and redefined certain duties and responsibilities in order to address specific weaknesses and deficiencies previously identified. We also completed an assessment of the staffing requirements of the Accounting Department, so that it has the resources and expertise to evaluate complex and judgmental accounting, tax, and financial reporting issues.

•	We amended and expanded our disclosure controls and procedures, including the implementation of a Disclosure Committee with responsibility for oversight of implementation and execution of the disclosure controls and procedures. The Disclosure Committee was officially established and began it duties in connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(e)	Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Vicor Corporation:

We have audited Vicor Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Vicor Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Vicor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vicor Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated March 12, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 12, 2009

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2009 annual meeting of stockholders.

ITEM 11 —	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2009 annual meeting of stockholders.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2009 annual meeting of stockholders.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2009 annual meeting of stockholders.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2009 annual meeting of stockholders.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

See index in Item 8.

(a) (2) Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

Exhibits		Description of Document

3.1	•	Restated Certificate of Incorporation, dated February 28, 1990(1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)
3.5	•	Bylaws, as amended(9)
4.1	•	Specimen Common Stock Certificate(2)
10.1	•	1984 Stock Option Plan of the Company, as amended(2)
10.2	•	1993 Stock Option Plan(3)
10.3	•	1998 Stock Option and Incentive Plan(4)
10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan(5)
10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)
10.6	•	Sales Incentive Plan(7)
10.7	•	Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.8	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.9	•	V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.10	•	Form of Non-Qualified Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(10)
10.11	•	Form of Incentive Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.12	•	Form of Stock Restriction Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
16.1	•	Letter re: change in certifying accountant(12)
21.1	•	Subsidiaries of the Company(13)
23.1	•	Consent of Grant Thornton LLP(13)
23.2	•	Consent of Ernst & Young LLP(13)
23.3	•	Consent of Lohman Company, PLLC(13)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(13)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(13)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated June 11, 2008 incorporated herein by reference.

(13)	Filed herewith.

(c) (1) Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The Consolidated Financial Statements of Great Wall Semiconductor Corporation and Subsidiary listed below are included in this document.

VICOR CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$398,000	$39,000	$(137,000)	$300,000
Year ended December 31, 2007	583,000	246,000	(431,000)	398,000
Year ended December 31, 2006	635,000	96,000	(148,000)	583,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge	Other
	Balance at	to Costs and	Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

Inventory Reserves:
Year ended December 31, 2008	$7,646,000	$923,000	$(2,211,000)	$6,358,000
Year ended December 31, 2007	8,363,000	1,075,000	(1,792,000)	7,646,000
Year ended December 31, 2006	10,691,000	702,000	(3,030,000)	8,363,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Great Wall Semiconductor Corporation and Subsidiary
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Great Wall Semiconductor Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Semiconductor Corporation and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Lohman Company, PLLC

Mesa, Arizona
March 12, 2009

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS

Current assets

Cash	$323,130	$270,402

Accounts receivable, net of allowance for sales returns	68,780	1,040,124

Related party accounts receivable	83,181	121,720

Inventory	706,005	878,930

Prepaid expenses and other current assets	12,401	10,648

Total current assets	1,193,497	2,321,824

Property and equipment

Computer hardware and equipment	241,758	214,513

Machinery	180,442	180,442

Furniture and fixtures	7,321	7,321

	429,521	402,276

Less accumulated depreciation	(368,349)	(339,611)

Total property and equipment	61,172	62,665

Intangible assets, net of accumulated amortization	696,813	723,826

Other assets

Related party notes and interest receivable	2,438,651	1,306,224

Investment	1,016,981	1,016,981

Total other assets	3,455,632	2,323,205

Total assets	$5,407,114	$5,431,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$954,665	$1,412,660

Accrued expenses	263,565	286,439

Current maturities of notes payable	485,000	—

Current portion of deferred revenue	46,215	43,903

Billings in excess of costs and estimated earnings on an uncompleted contract	160,178	—

Total current liabilities	1,909,623	1,743,002

Notes payable	100,000	520,000

Deferred revenue	785,631	834,157

Commitments and contingencies

Minority interests in subsidiary	3,970,601	3,614,497

Stockholders’ deficit

Common stock, voting; $0.001 par value;	30,000	30,000

50,000,000 authorized;

30,000,000 issued and outstanding in 2008 and 2007

Common stock, non-voting; $0.001 par value;	1,160	910

104,497,382 authorized;

1,160,000 issued and outstanding in 2008;

910,000 issued and outstanding in 2007

Preferred stock, voting; $0.001 par value;	20,000	20,000

20,000,000 authorized;

20,000,000 issued and outstanding in 2008 and 2007

Preferred stock, non-voting; $0.001 par value;	69,117	60,173

81,227,861 authorized;

69,116,948 issued and outstanding in 2008;

60,172,405 issued and outstanding in 2007

Additional paid-in capital	9,324,235	8,325,267

Accumulated deficit	(10,803,253)	(9,716,486)

Total stockholders’ deficit	(1,358,741)	(1,280,136)

Total liabilities and stockholders’ deficit	$5,407,114	$5,431,520

The accompanying notes are an integral part of these financial statements

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net revenue
Net product sales and other	$3,077,318	$3,368,046	$2,291,785
Patent infringement award	5,000,000	—	—

Total net revenue	8,077,318	3,368,046	2,291,785
Cost of revenue	2,864,623	2,721,716	1,474,281

Gross margin	5,212,695	646,330	817,504

Operating expenses
Legal and settlement	2,855,859	31,133	19,588
Sales, general and administrative	1,489,135	717,426	257,379
Research and development	1,538,308	1,079,342	845,645
Depreciation and amortization	213,497	233,823	174,546

Total operating expenses	6,096,799	2,061,724	1,297,158

Loss from operations	(884,104)	(1,415,394)	(479,654)

Other income
Interest income	120,674	99,648	88,438
Other income	399	530	97

Total other income	121,073	100,178	88,535

Other expense
Loss on settlement of stockholders’ dispute	1,316,865	—	—
Interest expense	39,372	43,611	4,491

Total other expense	1,356,237	43,611	4,491

Net loss before minority interests	(2,119,268)	(1,358,827)	(395,610)
Minority interests in net loss (income) of subsidiary	1,032,501	79,009	(45,293)

Net loss	$(1,086,767)	$(1,279,818)	$(440,903)

The accompanying notes are an integral part of these financial statements

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years ended December 31, 2008, 2007 and 2006

									Unvested
									Portion of
	Common Stock				Preferred Stock				Restricted	Additional		Total
	Voting, $0.001 Par		Non-Voting, $0.001 Par		Voting, $0.001 Par		Non-Voting, $0.001 Par		Common	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Beginning balance,
January 1, 2006	30,000,000	$30,000	910,000	$910	20,000,000	$20,000	51,227,861	$51,228	$(6,000)	$7,242,202	$(7,995,765)	$(657,425)
Restricted stock vested	—	—	—	—	—	—	—	—	6,000	66,000	—	72,000
Vested stock options	—	—	—	—	—	—	—	—	—	18,691	—	18,691
Net loss	—	—	—	—	—	—	—	—	—	—	(440,903)	(440,903)

Ending balance,
December 31, 2006	30,000,000	30,000	910,000	910	20,000,000	20,000	51,227,861	51,228	—	7,326,893	(8,436,668)	(1,007,637)
Vested stock options	—	—	—	—	—	—	—	—	—	7,319	—	7,319
Issuance of stock	—	—	—	—	—	—	8,944,544	8,945	—	991,055	—	1,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,279,818)	(1,279,818)

Ending balance,
December 31, 2007	30,000,000	30,000	910,000	910	20,000,000	20,000	60,172,405	60,173	—	8,325,267	(9,716,486)	(1,280,136)
Vested stock options	—	—	—	—	—	—	—	—	—	6,663	—	6,663
Issuance of stock	—	—	250,000	250	—	—	8,944,543	8,944	—	992,305	—	1,001,499
Net loss	—	—	—	—	—	—	—	—	—	—	(1,086,767)	(1,086,767)

Ending balance,
December 31, 2008	30,000,000	$30,000	1,160,000	$1,160	20,000,000	$20,000	69,116,948	$69,117	$—	$9,324,235	$(10,803,253)	$(1,358,741)

The accompanying notes are an integral part of these financial statements

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net loss	$(1,086,767)	$(1,279,818)	$(440,903)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Minority interests in net (loss) income of subsidiary	(1,032,501)	(79,009)	45,293
Loss on settlement of stockholders’ dispute	1,316,865	—	—
Depreciation and amortization	213,497	233,823	174,546
Allowance for credit losses	812,000	—	—
Provision for sales returns	—	1,059	(3,669)
Write-off of obsolete inventory	500,625	—	—
Deferred revenue	(46,215)	(46,214)	(58,446)
Restricted common stock compensation	—	—	72,000
Share-based compensation expense	13,403	14,732	65,167
(Increase) decrease in:
Accounts receivable	971,344	(788,155)	57,834
Related party accounts receivable	38,539	(37,700)	8,022
Inventory	(327,700)	(557,559)	(62,090)
Prepaid expenses and other current assets	(1,753)	918	(8,411)
Related party interest receivable	(94,427)	(88,061)	(82,125)
Increase (decrease) in:
Accounts payable	(457,995)	1,157,632	21,504
Accrued expenses	(22,874)	104,851	46,578
Billings in excess of costs and estimated earnings on an uncompleted contract	160,178	—	—

Net cash provided (used) by operating activities	956,219	(1,363,501)	(164,700)

Cash flows from investing activities
Purchases of property and equipment	(27,244)	(59,466)	(7,887)
Disbursements on related party notes receivable	(1,850,000)	—	—
Legal costs incurred on patent applications	(157,746)	(121,678)	(218,860)

Net cash used by investing activities	(2,034,990)	(181,144)	(226,747)

Cash flows from financing activities
Proceeds from notes payable	285,000	290,000	230,000
Payments on notes payable	(220,000)	—	—
Issuance of GWS stock	1,001,499	1,000,000	—
Issuance of 3D stock	65,000	38,097	165,454

Net cash provided by financing activities	1,131,499	1,328,097	395,454

Net increase (decrease) in cash	52,728	(216,548)	4,007
Cash, beginning	270,402	486,950	482,943

Cash, ending	$323,130	$270,402	$486,950

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$39,372	$43,611	$4,491

Income taxes	$850	$850	$850

The accompanying notes are an integral part of these financial statements

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Operations, Summary of Significant Accounting Policies and Use of Estimates

Nature of business:

Great Wall Semiconductor Corporation and subsidiary (“Company”) design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. Great Wall Semiconductor Corporation (“GWS”) is a Delaware corporation incorporated in January 2002. The subsidiary is Third Dimension (3D) Semiconductor, Inc. (“3D”), a Texas corporation incorporated in January 2002. The Company’s customers are located throughout the United States and abroad. For the years ended December 31, 2008, 2007 and 2006, the percent of total net revenue from customers in Asia was approximately 17%, 58% and 76%, respectively. For the year ended December 31, 2008, the percent of total net revenue from customers in Europe was approximately 62%. The Company’s corporate headquarters is located in Tempe, Arizona.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of GWS and its subsidiary, 3D. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared under accounting principles generally accepted in the United States of America.

Operating cycle:

Liabilities related to long-term contracts are included in current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

Concentration of cash:

The Company maintains cash balances in insured financial institutions. From time to time, balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.

Accounts receivable:

The Company grants credit to customers primarily in the technology industry. Accounts receivable are carried at original invoice amount less any allowance for doubtful accounts. The Company provides an allowance for doubtful accounts by evaluating specific past due receivables, customers’ financial condition, historical collection information and current economic conditions. A receivable is considered to be past due based on the terms of the customer’s invoice. There were no accounts receivable amounts over 90 days past due as of December 31, 2008 and 2007. Management determined that no allowance was necessary at December 31, 2008 and 2007. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Two customers accounted for approximately 90% and 93% of total accounts receivable at December 31, 2008 and 2007, respectively.

Inventory:

Inventories are held in Asia and the United States. Inventories consist primarily of work-in-process. Inventories are valued at the lower of cost or market. Cost is determined using average cost, which values inventory based on the average cost of all similar items available during the period. Average cost is determined using the moving-average method, where a new average cost is computed after each purchase. Market is based

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Operations, Summary of Significant Accounting Policies and Use of Estimates (Continued)

on the lower of replacement cost or estimated realizable value. The valuation of inventory requires management to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate the future demand for the Company’s products. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. During 2008, the Company wrote-off obsolete inventory totaling $500,625, which is included in cost of revenue on the accompanying consolidated statements of operations.

Property and equipment:

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of three to five years.

Repairs that significantly extend the lives of equipment are capitalized, while routine repairs and maintenance are expensed when incurred. Upon sale or disposal, the related costs and accumulated depreciation are removed and any resulting gain or loss is reflected in income.

Intangible assets:

The Company accounts for the costs of intangible assets in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Intangible assets consist principally of acquired patents, patents and unpatented technology, which are amortized on a straight-line basis, with remaining estimated useful lives ranging from five to fifteen years. The Company capitalizes legal costs associated with filing and maintaining successful U.S. and foreign patent applications in patents and unpatented technology. Historically, the Company has had a high rate of successful patent issuance. Costs related to developing intangible assets, such as patents, are expensed as incurred, and are included in research and development on the accompanying consolidated statements of operations.

Intangible assets that are subject to amortization are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), by applying the recognition and measurement provisions in that statement. In accordance with SFAS No. 144, impairment is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

Notes receivable:

Notes receivable are stated at the amount of unpaid principal and interest, less an allowance for credit losses. The allowance for credit losses is increased through a provision for credit losses charged to operations, and decreased by charge-offs, net of recoveries. The amount of the allowance is based on management’s evaluation of the collectibility of the notes, including the nature of the notes, credit concentrations, trends in historical loss experience, specific impaired notes, economic conditions and other risks inherent in the notes. Allowances for impaired notes are generally determined based on collateral values or the present value of estimated cash flows. The Company recognizes interest income on notes receivable that are impaired.

Investment:

The Company accounts for its investment in preferred and common nonvoting stock under the cost method of accounting. The cost method of accounting is used when a company owns less than 20% of the voting shares and does not have significant influence. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment. The

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Operations, Summary of Significant Accounting Policies and Use of Estimates (Continued)

Company monitors the value of its cost method investments for indicators of impairment, including changes in market conditions and/or the operating results of its underlying investments that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes any investment has experienced a decline that is other than temporary.

Revenue recognition:

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue. The Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange products. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability. Management determined that an allowance of approximately $5,000, $5,000, and $4,000 was necessary at December 31, 2008, 2007 and 2006, respectively.

License fees are recognized as earned. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable.

The Company recognizes technical support revenue as services are performed.

The Company evaluates revenue arrangements with potential multi-element deliverables in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine if there is more than one unit of accounting. In situations where multi-elements are not considered separate units of accounting, revenue under the entire arrangement is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract on a cost-to-cost basis. Management considers costs to be the best available measure of progress on such contracts.

Contract costs include all direct material costs, direct labor, consulting costs and allocations of indirect costs. Sales, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

The liability, “Billings in excess of costs and estimated earnings on an uncompleted contract,” represents billings in excess of revenue recognized.

The Company earns non-recurring revenues from legal awards, principally from patent infringement lawsuit actions filed on behalf of the Company. Patent infringement litigation cases generally occur when another party ignores the rights granted under patent protected technology. The Company recognizes legal award revenue when the rights to litigation awards are final and unappealable and the Company has assurance of collecting those awards, or when the Company has collected litigation awards in cash from the adverse party.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Operations, Summary of Significant Accounting Policies and Use of Estimates (Continued)

Sales taxes:

The Company records taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis, therefore amounts are excluded from net revenue and cost of revenue. Any taxes not yet remitted to applicable taxing authorities are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising expense included in sales, general and administrative expenses on the accompanying consolidated statements of operations was $2,558, $12,784 and $4,295 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and its tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Accounting for share-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires compensation expense to be measured based on the estimated fair value of the share-based awards and recognized in operations on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 17 regarding the Company’s adoption of SFAS No. 123(R).

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:

Certain immaterial amounts on the consolidated financial statements for the years ended December 31, 2007 and 2006 have been reclassified, with no effect on net loss, to be consistent with the classifications adopted for the year ended December 31, 2008.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Going Concern

As shown in the accompanying consolidated statements of operations, the Company incurred a net loss of approximately $1,090,000, $1,280,000 and $440,000, for the years ended December 31, 2008, 2007 and 2006, respectively. As shown in the accompanying consolidated balance sheets, the Company’s stockholders’ deficit totaled approximately $1,360,000 and $1,280,000 as of December 31, 2008 and 2007, respectively.

On an unconsolidated basis, GWS and 3D both have positive stockholders’ equity as of December 31, 2008 and 2007. The ability of the Company to continue as a going concern is dependent upon continued growth of revenues and the ability of the Company to raise additional capital and receive loan advances from stockholders of the Company. During 2009, the Company anticipates an increase in licensing revenue from existing customers as well as an increase in product revenue from new customers for current products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return including positions that the Company is exempt from income taxes or not subject to income taxes on unrelated business income. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to the opening balance of retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company presently discloses or recognizes income tax positions based on management’s estimate of whether it is reasonably possible or probable, respectively, that a liability has been incurred for unrecognized income tax benefits by applying SFAS No. 5, Accounting for Contingencies. The Company has elected to defer the application of FIN 48 in accordance with FASB Staff Position (“FSP”) FIN 48-3. This FSP defers the effective date of FIN 48 for nonpublic enterprises included within its scope to the annual financial statements for fiscal years beginning after December 15, 2008. The Company will be required to adopt FIN 48 in its 2009 annual consolidated financial statements. Management has not assessed the impact of FIN 48 on its financial position and results of operations and has not determined if the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method (“SFAS No. 141R”), which retains the fundamental requirements of SFAS No. 141 but provides additional guidance on applying the acquisition method when accounting for similar economic events by establishing certain principles and requirements. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 141R in its 2009 annual consolidated financial statements. Management has not assessed the impact of SFAS No. 141R on its financial position and results of operations and has not determined if the adoption of SFAS No. 141R will have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt FSP No. 142-3 in its 2009 annual consolidated financial statements. Management has not assessed the impact of FSP No. 142-3 on its financial position and results of

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Recent Accounting Pronouncements (Continued)

operations and has not determined if the adoption of FSP No. 142-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company will be required to adopt SFAS No. 160 in its 2009 annual consolidated financial statements. Management has not assessed the impact of SFAS No. 160 on its financial position and results of operations and has not determined if the adoption of SFAS No. 160 will have a material effect on its consolidated financial statements.

Note 4.	Change in Accounting Estimate

During the year ended December 31, 2007, the Company re-evaluated the useful lives assigned to the patents and unpatented technology and determined that remaining useful lives were five to fifteen years. The change in accounting estimate resulted in a net increase to the Company’s net loss of approximately $45,000 for the years ended December 31, 2008 and 2007. For each of the years ending 2009 through 2011, the accelerated amortization will result in approximately $45,000 of additional amortization expense. For subsequent years ending 2012 through 2026, cumulative amortization expense will be lower by approximately $225,000.

Note 5.	Intangible Assets

Intangible assets consisted of the following at December 31:

	2008	2007

Acquired patents	$837,000	$837,000
Patents	420,659	127,097
Unpatented technology	240,558	376,373
Less accumulated amortization expense	(801,404)	(616,644)

	$696,813	$723,826

Patents and unpatented technology include direct legal expenses and patent office filing fees related to internally developed patents.

Amortization expense included in depreciation and amortization on the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, totaled $184,760, $170,180, and $100,452, respectively. The following is a schedule of the estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2008:

Years Ending December 31:

2009	$199,165
2010	$199,165
2011	$174,165
2012	$21,986
2013	$10,405

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Related Party Notes and Interest Receivable

In March 2004, the Company loaned $1,000,000 to an entity, for which the Company and one of its stockholders have ownership interests, bearing interest at 7% compounded monthly. The note is unsecured. The repayment terms of the note are such that if the entity has positive consolidated earnings before tax, determined in accordance with generally accepted accounting principles, for six consecutive months, the entity will pay the Company amounts demanded, provided that the payment does not exceed the lesser of: (a) the outstanding principal and interest under the note; and (b) the cash balance available to the entity for such payment after reserving sufficient cash resources to enable the entity to continue its operations on a cash breakeven basis for a period of no less than twelve months from the proposed repayment date, taking into consideration any required capital expenditure or lease repayments. Any determination of the cash available for purposes of part (b) of the preceding sentence shall be mutually agreed by the Company and the entity. Also, payoff or paydown of the note is a condition to any future sale or sales of the entity’s securities.

During 2008, the Company loaned an additional $1,700,000 and $150,000 to the entity under a line of credit agreement of $2,000,000, bearing interest at 7% payable monthly. The notes are unsecured. The $1,700,000 note, including accrued and unpaid interest shall be due and payable in full no sooner than October 31, 2009 and thereafter within 30 days written notice. The $150,000 note, including accrued and unpaid interest shall be due and payable in full no sooner than December 31, 2009 and thereafter within 30 days written notice.

The outstanding principal balances of the notes receivable totaled $2,850,000 and $1,000,000 at December 31, 2008 and 2007, respectively. The accrued interest related to the notes was $400,651 and $306,224 at December 31, 2008 and 2007, respectively. At December 31, 2008, management determined that an allowance for credit losses was necessary in the amount of $812,000, which is included in sales, general and administrative expenses on the accompanying consolidated statements of operations. The outstanding principal and interest notes receivable balance, net of the allowance for credit losses, included on the consolidated balance sheet, totaled $2,438,651 and $1,306,224 at December 31, 2008 and 2007, respectively. Included in the consolidated statements of operations is interest income related to the notes totaling $117,730, $88,061 and $82,124 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7.	Costs and Estimated Earnings on an Uncompleted Contract

As of December 31, 2008, costs incurred to date on an uncompleted contract were $294,048 with estimated earnings of $145,774. Billings to date were $600,000, which results in billings in excess of costs and estimated earnings on an uncompleted contract of $160,178. Billings in excess of costs and estimated earnings on an uncompleted contract is included in the accompanying consolidated balance sheets.

Significant estimates have been made by management in determining estimated costs to complete an uncompleted contract. Due to inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Notes Payable

Notes payable at December 31 consisted of the following:

	2008	2007

Convertible lines of credit with maximum aggregate borrowings of $2,000,000 with a stockholder; interest accrues monthly ranging from a fixed rate of 12% to variable interest rates, ranging from the greater of 7% or prime (prime rate was 3.25% at December 31, 2008), plus 2.5%. Interest is due monthly and the principal is due December 2009 or upon 10 days notice from the stockholder. Loan advances are at the discretion of the lender. The line is subject to certain non-financial covenants and collateralized by substantially all the assets of the Company.	$450,000	$420,000

Convertible unsecured line of credit with maximum borrowings of $250,000 with a stockholder; interest accrues monthly at 12%. Interest is due monthly and the principal is due in full upon 30 days notice from the stockholder. Loan advances are at the discretion of the lender. The line is subject to certain non-financial covenants.	35,000	—

Convertible unsecured line of credit with maximum borrowings of $150,000 with an individual; interest accrues monthly at 12%. Interest is due monthly and the principal is due December 2012. Loan advances are at the discretion of the lender. The line is subject to certain non-financial covenants.	100,000	100,000

	585,000	520,000
Less current maturities	(485,000)	—

	$100,000	$520,000

All of the promissory notes described above are convertible into GWS preferred stock. The convertible promissory notes may, at the discretion of the holder, be converted into: (a) securities issued in the Company’s next financing event at a price equal to 75% of the price paid by the investors; (b) shares of the Company’s non-voting common stock at a conversion price of $0.167 per share upon a change of control transaction involving the Company; or (c) newly designated series D preferred stock of the Company at the conversion price of $0.167 per share upon maturity of the convertible promissory note, if the Company has not previously consummated a financing or a change of control transaction.

Interest expense on related party notes payable was $26,655, $41,691 and $1,340 for the years ended December 31, 2008, 2007 and 2006, respectively.

Principal maturities of notes payable at December 31, 2008 consisted of the following:

Years Ending December 31:

2009	$485,000
2010	—
2011	—
2012	100,000

$585,000

Subsequent to the year ended December 31, 2008, the Company borrowed an additional $40,000 on one of the lines of credit with a stockholder.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Deferred Revenue

During March 2004, 3D entered into a patent license agreement with an entity, for which the Company and one of its stockholders have ownership interests, which grants to the entity a worldwide, non-exclusive, non-assignable, non-divisible personal license under the licensed patents (including acquired patents, patents, unpatented technology and future patents developed) to make, have made, use, offer to sell, sell, lease, import, support, and otherwise dispose of licensed products, but the entity has no right to sublicense. In consideration for the licenses, 3D received $1,050,000 in the form of 5,000,000 preferred non-voting shares and 2,500,000 common non-voting shares of the entity.

3D recognizes licensing revenue by dividing the deferred revenue over the legal life of patents. Included in the accompanying consolidated statements of operations, the Company recognized $46,215, $46,214 and $58,446 of licensing revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 10.	Commitments and Contingencies

Operating leases:

The Company leases office space under a non-cancellable operating lease which expires January 2010. The lease requires an annual prepayment based on monthly rent of approximately $3,000, plus its pro-rata share of operating expenses. Rental expense included in sales, general and administrative expenses on the accompanying consolidated statements of operations totaled approximately $46,000, $41,000 and $43,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum future rental payments under the operating lease as of December 31, 2008 are as follows:

Years Ending December 31:

2009	$39,574
2010	3,304

$42,878

Licensing and development agreement:

In March 2008, the Company entered into a license and development agreement with a third party obligating the Company to provide monthly technical support. The term of the agreement is for a period of 15 years, unless terminated in accordance with the agreement, and in the absence of a termination by the Company, the term of the agreement will be extended on the same terms and conditions beyond the 15 years to allow the third party to complete performance of any contract that it entered into prior to the elapse of the initial 15 years. The agreement calls for the achievement, by the Company, of certain milestones for non-recurring engineering services. Under the agreement, the Company will be obligated to provide a minimum of 40 hours (per month) of monthly technical support commencing after the final acceptance of the milestones and provide any and all improvements, additions, modifications, updates and changes made to the licensed intellectual property, as they become available, at no additional cost to the third party, during the term of the agreement.

Litigation:

During May 2008, the Company filed a lawsuit with the United States District Court against a third party, claiming that the third party had breached a license agreement by failing to pay royalties based on the sale of products, by the third party, covered by the Company’s patents, failing to report to the Company as required by the license agreement, and infringement of a patent not related to the license agreement. In addition, the Company filed suit with the People’s Republic of China Court against various affiliates and subsidiaries of the

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Commitments and Contingencies (Continued)

third party, located in China, alleging that the affiliates and subsidiaries infringed on one of the Company’s Chinese patents.

Also, during May 2008, the third party filed a declaratory judgment action against the Company seeking judgment that the third party has not breached the aforementioned license agreement, nor failed to report to the Company as required by the license agreement, and has not infringed on the Company’s patents. In addition, the third party filed a motion for a temporary restraining order and preliminary injunction to preclude the Company from terminating the license agreement. The court granted the restraining order in July 2008 and subsequent to the year ended December 31, 2008, the court granted the motion for a preliminary injunction.

Subsequent to the year ended December 31, 2008, the US District Court scheduled a trial for June 2009. A trial date for the action filed in China has not been scheduled.

Note 11.	Common and Preferred Stock

The total number of shares of stock which the Company shall have authority to issue is 255,725,243 shares, of which 154,497,382 shares are common stock, par value $0.001 per share (“Common Stock”) and 101,227,861 shares are preferred stock, par value $0.001 per share (“Preferred Stock”). Dividends are noncumulative for Common Stock and Preferred Stock holders and the sharing of dividends is as if the Common Stock and Preferred Stock holders constitute a single class of stock.

Common Stock:

A total of 50,000,000 shares of the Common Stock shall be designated Voting Common Stock, $0.001 par value per share (the “Voting Common Stock”) and a total of 104,497,382 shares of the Common Stock shall be designated Non-Voting Common Stock, $0.001 par value per share (the “Non-Voting Common Stock”). Upon consummation of an initial public offering all shares of Voting Common Stock and Non-Voting Common Stock shall have all the rights and privileges of the Voting Common Stock.

Preferred Stock Series A-1 and Series A-2:

A total of 20,000,000 shares of the Preferred Stock shall be designated Series A-l Preferred Stock, $0.001 par value per share (the “Series A-l Preferred Stock”), and a total of 30,000,000 shares of the Preferred Stock shall be designated Series A-2 Preferred Stock, $0.001 par value per share (the “Series A-2 Preferred Stock”). Series A-1 Preferred Stock is entitled to the number of votes equal to the number of shares of Voting Common Stock into which the shares of Series A-1 Preferred Stock held by such holder are convertible.

Shares of the Series A-l Preferred Stock may, at any time or from time to time at the option of the holder, be converted into fully-paid and non-assessable shares of Voting Common Stock and any shares of the Series A-2 Preferred Stock may, at any time or from time to time at the option of the holder, be converted into fully-paid and non-assessable shares of Non-Voting Common Stock. The number of shares of Common Stock to which a holder of the Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable conversion rate by the number of shares of Preferred Stock being converted.

Each share of Series A-l Preferred Stock outstanding shall automatically be converted into the number of shares of Voting Common Stock into which such shares are convertible upon application of the then effective applicable conversion rate and each share of Series A-2 Preferred Stock outstanding shall automatically be converted into the number of shares of Non-Voting Common Stock into which such shares are convertible upon application of the then effective applicable conversion rate, immediately upon the closing of an underwritten public offering when gross proceeds exceed $10,000,000.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Common and Preferred Stock (Continued)

The applicable conversion rate in effect at any time shall equal the quotient obtained by dividing $0.06 by the applicable conversion value. Initially the applicable conversion value shall be $0.06, which is adjusted upon the happening of an extraordinary Common Stock event.

An extraordinary Common Stock event shall mean the issuance of additional shares of Common Stock of any class as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock of any class into a greater number of shares of Common Stock or the combination of outstanding shares of Common Stock of any class into a smaller number of shares of Common Stock.

The Series A Preferred Stock shall rank senior to the Common Stock and to the Series B Preferred Stock as to the distribution of assets or payment of consideration in connection with any liquidation event.

Preferred Stock Series B and Series B-2:

A total of 3,333,333 shares of the Preferred Stock shall be designated Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”). A total of 5,964,914 shares of the Preferred Stock shall be designated Series B-2 Preferred Stock, $0.001 par value per share (the “Series B-2 Preferred Stock”). Series B and Series B-2 Preferred Stock have no voting rights.

Shares of the Series B and Series B-2 Preferred Stock may, at any time or from time to time at the option of the holder, be converted into fully-paid and non-assessable shares of Non-Voting Common Stock. The number of shares of Common Stock to which a holder of the Series B and Series B-2 Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable conversion rate by the number of shares of Series B and Series B-2 Preferred Stock being converted.

Each share of Series B and Series B-2 Preferred Stock outstanding shall automatically be converted into the number of shares of Non-Voting Common Stock into which such shares are convertible upon application of the then effective applicable conversion rate, immediately upon the closing of an underwritten public offering when gross proceeds exceed $10,000,000.

The applicable conversion rate for Series B Preferred Stock shall equal the quotient obtained by dividing $0.30 by the applicable conversion value. Initially the applicable conversion value shall be $0.30, which is adjusted upon the happening of an extraordinary Common Stock event.

An extraordinary Common Stock event shall mean the issuance of additional shares of Common Stock of any class as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock of any class into a greater number of shares of Common Stock or the combination of outstanding shares of Common Stock of any class into a smaller number of shares of Common Stock.

The applicable conversion rate for Series B-2 Preferred Stock shall equal the number of the Company total issuable shares at such time multiplied by a fraction, the numerator of which is 5% and the denominator of which is 5,964,914.

An extraordinary Common Stock event shall mean the issuance of additional shares of Common Stock of any class as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock of any class into a greater number of shares of Common Stock or the combination of outstanding shares of Common Stock of any class into a smaller number of shares of Common Stock.

The Series B-2 Preferred Stock shall rank senior to the Common Stock and on parity with the Series B Preferred Stock, but shall rank junior to the Series A Preferred Stock, as to the distribution of assets or payment of consideration in connection with any liquidation event.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Common and Preferred Stock (Continued)

Preferred Stock Series C-1 and Series C-2:

A total of 5,964,807 shares of the Preferred Stock shall be designated Series C-1 Preferred Stock, $0.001 par value per share (the “Series C-1 Preferred Stock”). A total of 5,964,807 shares of the Preferred Stock shall be designated Series C-2 Preferred Stock, $0.001 par value per share (the “Series C-2 Preferred Stock”). Series C-1 and Series C-2 Preferred Stock have no voting rights.

Shares of the Series C-1 and Series C-2 Preferred Stock may, at any time or from time to time at the option of the holder, be converted into fully-paid and non-assessable shares of Non-Voting Common Stock. The number of shares of Common Stock to which a holder of the Series C-1 and Series C-2 Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable conversion rate by the number of shares of Series C-1 and Series C-2 Preferred Stock being converted.

Each share of Series C-1 and Series C-2 Preferred Stock outstanding shall automatically be converted into the number of shares of Non-Voting Common Stock into which such shares are convertible upon application of the then effective applicable conversion rate, immediately upon the closing of an underwritten public offering when gross proceeds exceed $10,000,000.

The applicable conversion rate for Series C-1 and Series C-2 Preferred Stock shall equal the number of the Corporation’s total issuable shares at such time multiplied by a fraction, the numerator of which is 5% and the denominator of which is 5,964,807.

An extraordinary Common Stock event shall mean the issuance of additional shares of Common Stock of any class as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock of any class into a greater number of shares of Common Stock or the combination of outstanding shares of Common Stock of any class into a smaller number of shares of Common Stock.

The Series C-1 and C-2 Preferred Stock shall rank senior to the Common Stock and on parity with the Series B and Series B-1 Preferred Stock, but shall rank junior to the Series A Preferred Stock, as to the distribution of assets or payment of consideration in connection with any liquidation event.

Preferred Stock Series D-1:

A total of 17,889,087 shares of the Preferred Stock shall be designated Series D-1 Preferred Stock, $0.001 par value per shares (the “Series D-1 Preferred Stock”). Series D-1 Preferred Stock has no voting rights.

Shares of the Series D-1 Preferred Stock may, at any time or from time to time at the option of the holder, be converted into fully-paid and non-assessable shares of Non-Voting Common Stock. The number of shares of Common Stock to which a holder of the Series D-1 Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable conversion rate by the number of shares of Series D-1 Preferred Stock being converted.

Each share of Series D-1 Preferred Stock outstanding shall automatically be converted into the number of shares of Non-Voting Common Stock into which such shares are convertible upon application of the then effective applicable conversion rate, immediately upon the closing of an underwritten public offering when gross proceeds exceed $10,000,000.

The applicable conversion rate for Series D-1 Preferred Stock shall equal the number of the Corporation’s total issuable shares at such time multiplied by a fraction, the numerator of which is 5% and the denominator of which is 17,889,087.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Common and Preferred Stock (Continued)

An extraordinary Common Stock event shall mean the issuance of additional shares of Common Stock of any class as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock of any class into a greater number of shares of Common Stock or the combination of outstanding shares of Common Stock of any class into a smaller number of shares of Common Stock.

The Series D-1 Preferred Stock shall rank senior to the Common Stock and on parity with the Series B, Series B-1, Series C-1 and Series C-2 Preferred Stock, but shall rank junior to the Series A Preferred Stock, as to the distribution of assets or payment of consideration in connection with any liquidation event.

During the year ended December 31, 2008, an additional 8,944,543 shares of Series D-1 Preferred stock were issued for $1,000,000. During the year ended December 31, 2007, 8,944,544 shares of Series D-1 Preferred stock were issued for $1,000,000.

Restricted Stock:

Upon formation of the Company, the Company issued 30,000,000 shares of Voting Common Stock to the Chief Executive Officer (“CEO”) of the Company. Upon issuance, the CEO has full voting rights, however; the shares vest 20% per year commencing upon formation and the stock became 100% vested on January 1, 2006. The Company also has certain repurchase rights that terminate upon the Company closing an initial public offering. The Company valued the shares at the date of grant at its fair value of $0.012 per share with the expense recorded at each vesting date. The fair value at the date of grant is estimated using the barrier option model with the following assumptions: expected term of option of 3 to 4 years, annualized volatility of 60%, and risk-free interest rate of 3.6%. The restricted stock compensation included in sales, general and administrative expenses on the accompanying consolidated statements of operations was $72,000 for the year ended December 31, 2006.

Note 12.	Settlement and License Agreement

During October 2008, the Company entered into a settlement and license agreement with a third party to settle all pending litigation, filed in the United States District Court for the Eastern District of Texas, accusing the third party of infringing on patents held by the Company. Under the terms of the agreement, the Company grants a worldwide, irrevocable, non-exclusive, license agreement for certain patents and unpatented technology (“Licensed Patents”). In addition, the Company agrees not to assert any right or claim under any patent owned or controlled by the Company anywhere in the world against the third party or customer, dealer, supplier, foundry, or provider of the third party before October 1, 2018. In full settlement of the claims filed against the third party and in consideration of the Licensed Patents, the third party paid the Company the sum of $5,000,000, which is included in patent infringement award revenue on the accompanying consolidated statements of operations for the year ended December 31, 2008. Legal expenses to a stockholder of the Company related to the litigation and settlement totaled $2,826,186, which is included in legal and settlement expenses on the accompanying consolidated statements of operations for the year ended December 31, 2008.

Note 13.	Loss on Settlement of Stockholders’ Dispute

During 2008, 3D settled a stockholder dispute with a share-based payment of 13,600,000 shares of non-voting stock to certain stockholders of 3D, including GWS. The per-share price was based on the most recent 3D stock transactions. The settlement loss related to this dispute totaled $2,720,000, of which $1,403,135 was allocated to GWS and eliminated upon consolidation. The remaining $1,316,865 was allocated to the minority stockholders of 3D.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Minority Interests

3D is not majority owned by GWS, however the entities are consolidated due to GWS having the majority of the voting interest during 2008 and 2007. GWS had approximately 41% and 39% interest in 3D at December 31, 2008 and 2007, respectively. The increase in interest is primarily due to a share-based payment of 13,600,000 shares of non-voting stock to certain stockholders of 3D in settlement of a stockholders’ dispute. During the year ended December 31, 2008, minority interests increased by $356,104, which was a result of the minority loss of $1,032,501, the issuance of non-voting common stock to an existing stockholder in the amount of $65,000, stock-based compensation expense in the amount of $6,740, and the issuance of shares related to the stockholder dispute in the amount of $1,316,865. During the year ended December 31, 2007, minority interests decreased by $33,499, which was a result of the minority loss of $79,009, the issuance of non-voting common stock to an existing stockholder in the amount of $38,097 and stock-based compensation expense in the amount of $7,413.

Subsequent to the year ended December 31, 2008, 3D entered into a subscription agreement to issue 350,000 shares of Class B Non-voting Common Stock to an existing stockholder for $70,000.

Note 15.	Related Party Transactions

Related party transactions, other than those disclosed elsewhere in the consolidated financial statements, consisted of the following:

Engineering service reimbursement to an entity for which the Company and one of its stockholders have ownership interests totaled $0, $72,996 and $124,245 during the years ended December 31, 2008, 2007 and 2006, respectively. Purchases from an entity for which the Company and one of its stockholders have ownership interests totaled $104,774, $18,550 and $23,800 during the years ended December 31, 2008, 2007 and 2006, respectively. Receivables from an entity for which the Company and one of its stockholders have ownership interests totaled $0 and $3,739 at December 31, 2008 and 2007, respectively.

Sales to stockholders totaled $1,086,676, $1,218,699 and $641,539 during the years ended December 31, 2008, 2007 and 2006, respectively. Purchases from stockholders totaled $99,355 for the year ended December 31, 2006. Receivables from stockholder totaled $83,181 and $117,981 at December 31, 2008 and 2007, respectively. Payables to stockholders totaled $548,007 and $23,391 at December 31, 2008 and 2007, respectively.

Included in accrued expenses on the accompanying consolidated balance sheets are accrued salaries to stockholders totaling $126,390 and $99,641 at December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, the Company entered into two six month consulting contracts with a board member of the Company totaling $37,500, plus travel expenses, which are included in cost of revenue on the accompanying consolidated statements of operations. During the year ended December 31, 2007, the Company entered into a six month consulting contract with a board member of the Company totaling $75,000, plus travel expenses, which is included in research and development expenses on the accompanying consolidated statements of operations.

During 2003, the Company entered into a cross-license agreement with a stockholder of the Company. No licensing revenue has been received for the years ended December 31, 2008, 2007 and 2006. Royalty expense included in cost of revenue on the accompanying consolidated statements of operations totaled approximately $24,000, $43,000 and $18,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2007, the Company and a stockholder of the Company entered into a supply agreement for the Company to sell lateral mosfets at certain specifications for a certain price per product. Total sales to the

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Related Party Transactions (Continued)

stockholder under this agreement were approximately $850,000 and $700,000 for the years ended December 31, 2008 and 2007, respectively.

Note 16.	Major Customers

Net revenue for the years ended December 31, 2008, 2007 and 2006 include sales to major customers (defined as sales which accounted for 10% or more of the total net revenue of the Company). Sales from these customers are as follows:

	2008	2007	2006

Customer A
Sales	N/A	$381,540	$455,660

Percent of net revenue	N/A	11%	20%

Customer B
Sales	$1,086,678	$1,218,699	$449,689

Percent of net revenue	13%	36%	20%

Customer C
Sales	$964,536	$1,344,589	N/A

Percent of net revenue	12%	40%	N/A

Customer D
Sales	N/A	N/A	$301,631

Percent of net revenue	N/A	N/A	13%

Customer E
Sales	N/A	N/A	$250,000

Percent of net revenue	N/A	N/A	11%

Customer F
Sales	$5,000,000	N/A	N/A

Percent of net revenue	62%	N/A	N/A

Note 17.	Stock Option Plan

During 2002, GWS adopted an employee stock option and grant plan (“GWS Plan”) to be administered by GWS’s Board of Directors (“GWS Board”). Under the GWS Plan, options to purchase GWS’s voting and non-voting common stock may be granted to full or part-time officers, employees, directors, consultants and other key persons (including prospective employees) of GWS and its subsidiary. Under the terms of the GWS Plan, options may be incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards or any combination of the aforementioned, granted to any one or more grantees. The maximum number of shares of stock reserved and available for issuance under the GWS Plan shall be 30,000,000 shares of voting common stock and 20,000,000 shares of non-voting common stock, subject to adjustments by the GWS Board, as a result of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar change in GWS’s capital stock. The GWS Board may make appropriate or

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Stock Option Plan (Continued)

proportionate adjustments in (a) the maximum number of shares reserved for issuance under the GWS Plan, (b) the number of stock options that can be granted to any one individual grantee, (c) the number and kind of shares subject to any then outstanding awards under the GWS Plan, (d) the repurchase price per share subject to each outstanding restricted stock award, and (e) the exercise price and/or exchange price for each share subject to any then outstanding stock options under the GWS Plan, without changing the aggregate exercise price as to which the stock options remain exercisable. During 2004, the GWS Board amended the maximum number of shares reserved and available for non-voting common stock under the GWS Plan to 18,000,000 shares.

During 2002, 3D adopted an employee stock option and grant plan (“3D Plan”) to be administered by 3D’s Board of Directors (“3D Board”). Under the 3D Plan, options to purchase the 3D’s voting and non-voting common stock may be granted to full or part-time officers, employees, directors, consultants and other key persons (including prospective employees) of 3D. Under the terms of the 3D Plan, options may be incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards or any combination of the aforementioned, granted to any one or more grantees. The maximum number of shares of stock reserved and available for issuance under the 3D Plan shall be 9,400,000 shares of non-voting common stock, subject to adjustments by the 3D Board, as a result of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar change in 3D’s capital stock. The 3D Board may make appropriate or proportionate adjustments in (a) the maximum number of shares reserved for issuance under the 3D Plan, (b) the number of stock options that can be granted to any one individual grantee, (c) the number and kind of shares subject to any then outstanding awards under the 3D Plan, (d) the repurchase price per share subject to each outstanding restricted stock award, and (e) the exercise price and/or exchange price for each share subject to any then outstanding stock options under the 3D Plan, without changing the aggregate exercise price as to which the stock options remain exercisable.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). This statement requires compensation expense to be measured based on the estimated fair value of the stock-based awards and recognized in income on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2008: price volatility of 25%, risk-free interest rates ranging between 3.1% and 3.3% and expected lives of 5 years, in 2007: price volatility of 20%, risk-free interest rates ranging between 4.4% and 4.9% and expected lives of 4 to 5 years, and in 2006: price volatility of 20%, risk-free interest rate of 5% and expected lives of 5 to 10 years.

For the years ended December 31, 2008, 2007 and 2006, the share-based compensation charged to sales, general and administrative expenses on the accompanying consolidated statements of operations was $6,663, $7,319 and $18,691, respectively, for the GWS Plan and $6,740, $7,413 and $46,476, respectively, for the 3D Plan.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Stock Option Plan (Continued)

The following tables summarize stock option activity for GWS Plan for the years ended December 31:

	2008
		Weighted-
		Average
	Shares	Exercise Price

Outstanding at beginning of year	8,015,000	$.009
Granted	440,000	$.030
Exercised	250,000	$.006
Forfeited	60,000	$.030

Outstanding at end of year	8,145,000	$.010

Exercisable at end of year	6,427,250	$.017

	2007
		Weighted-
		Average
	Shares	Exercise Price

Outstanding at beginning of year	7,045,000	$.015
Granted	1,005,000	$.030
Forfeited	35,000	$.030

Outstanding at end of year	8,015,000	$.009

Exercisable at end of year	5,994,000	$.012

	2006
		Weighted-
		Average
	Shares	Exercise Price

Outstanding at beginning of year	6,395,000	$.013
Granted	700,000	$.030
Forfeited	50,000	$.030

Outstanding at end of year	7,045,000	$.015

Exercisable at end of year	5,345,500	$.011

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Stock Option Plan (Continued)

The following tables summarize information about options outstanding and exercisable for GWS Plan at December 31:

	2008
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.006	4,250,000	3.4 years	$.006	4,250,000	$.006
$.030	3,895,000	5.0 years	$.030	2,177,250	$.030

$.006 to $.030	8,145,000		$.010	6,427,250	$.017

	2007
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.006	4,500,000	4.6 years	$.006	4,500,000	$.006
$.030	3,515,000	6.0 years	$.030	1,494,000	$.030

$.006 to $.030	8,015,000		$.009	5,994,000	$.012

	2006
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.006	4,500,000	5.4 years	$.006	4,318,500	$.006
$.030	2,545,000	7.5 years	$.030	1,027,000	$.030

$.006 to $.030	7,045,000		$.015	5,345,500	$.011

During July 2006, GWS granted 3,000,000 non-qualified stock options to non-employees for legal and technical consulting services. The agreements call for an option exercise price of $0.03 and expire in July 2016. The stock options vest once services exceed a specified aggregate value. As of December 31, 2008, no services have been performed by the non-employees. For the year ended December 31, 2008, no share-based compensation for legal and technical consulting services has been recognized and none of the non-qualified stock options are outstanding in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

GREAT WALL SEMICONDUCTOR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Income Tax Matters

Deferred tax assets consist of the following components as of December 31:

	2008	2007

Deferred tax assets, current:
Allowance for credit losses and sales returns	$335,000	$2,000
Section 263A adjustment	8,000	3,000

	343,000	5,000

Deferred tax assets, noncurrent:
Deferred salaries	52,000	41,000
Depreciation and amortization	655,000	830,000
Deferred revenue	341,000	360,000
Federal research and development tax credit carryforwards	561,000	470,000
Arizona research and development tax credit carryforwards	471,000	390,000
California research and development tax credit carryforwards	56,000	51,000
Federal net operating loss carryforwards	4,532,000	3,978,000
State net operating loss carryforwards	682,000	684,000

	7,350,000	6,804,000

Net deferred tax assets	7,693,000	6,809,000
Less valuation allowance	(7,693,000)	(6,809,000)

	$—	$—

As of December 31, 2008 and 2007, the Company recorded a valuation allowance of $7,693,000 and $6,809,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. As of December 31, 2008 and 2007, the Company had share-based compensation included on the accompanying consolidated statements of changes in stockholders’ deficit with related deferred tax asset amounts of approximately $48,000 and $42,000, respectively, which was fully allowed for. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The research and development tax credit carryforwards expire between 2023 and 2028 for federal purposes and between 2018 and 2023 for Arizona purposes. The research and development tax credit for California carries forward until utilized with no expiration. As of December 31, 2008, the Company has U.S. federal operating loss carryforwards of approximately $13,300,000 expiring from 2022 through 2028. As of December 31, 2008, the Company has Arizona operating loss carryforwards of approximately $7,050,000 expiring from 2009 through 2013. As of December 31, 2008, the Company has California operating loss carryforwards of approximately $2,100,000 expiring from 2012 through 2018.

Note 19.	Employee Benefits

GWS and 3D each established a salary deferral plan under Section 401(k) of the Internal Revenue Code in January 2002. The plans allow eligible employees to defer a portion of their compensation ranging from 0% to 75%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. Total expenses related to the plans, included in sales, general and administrative expenses on the accompanying consolidated statements of operations were approximately $3,000 for the years ended December 31, 2008, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009

/s/ James A. Simms James A. Simms	Chief Financial Officer Vice President (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ Estia J. Eichten Estia J. Eichten	Director	March 13, 2009

/s/ David T. Riddiford David T. Riddiford	Director	March 13, 2009

/s/ Barry Kelleher Barry Kelleher	Director	March 13, 2009

/s/ Samuel Anderson Samuel Anderson	Director	March 13, 2009

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 13, 2009

/s/ Jason L. Carlson Jason L. Carlson	Director	March 13, 2009