Form 10-Q
period 2009-03-31
VICOR CORP
filed 2009-05-06
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2742817 (I.R.S. Employer Identification No.)
25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
(978) 470-2900
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009 was:

Common Stock, $.01 par value	29,897,510
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

Item 1 – Financial Statements
VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,136	$22,639
Restricted cash equivalents	168	176
Short-term investments	1,161	1,773
Accounts receivable, less allowance of $304 in 2009 and $300 in 2008	28,586	28,757
Inventories, net	25,631	26,681
Deferred tax assets	451	451
Other current assets	2,817	2,279

Total current assets	83,950	82,756
Restricted cash and cash equivalents	534	561
Long-term investments, net	34,137	33,735
Auction rate securities rights	1,830	1,926
Property, plant and equipment, net	46,713	48,254
Other assets	4,597	4,690

	$171,761	$171,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,577	$5,592
Accrued compensation and benefits	6,260	6,783
Accrued expenses	3,053	3,073
Accrued severance charge	1,990	—
Income taxes payable	334	1,349
Deferred revenue	1,201	662

Total current liabilities	19,415	17,459
Long-term deferred revenue	1,331	1,118
Long-term income taxes payable	274	259
Deferred income taxes	1,577	1,660

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	161,289	161,089
Retained earnings	107,631	110,174
Accumulated other comprehensive loss	(3,078)	(2,767)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	144,517	147,171
Noncontrolling interest	4,647	4,255

Total equity	149,164	151,426

	$171,761	$171,922

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$50,448	$53,469
Cost of revenues	28,617	31,009

Gross margin	21,831	22,460
Operating expenses:
Selling, general and administrative	12,823	14,052
Research and development	7,751	7,511
Severance charge	3,098	—

Total operating expenses	23,672	21,563

Income (loss) from operations	(1,841)	897
Other income (expense), net	118	1,200

Income (loss) before income taxes	(1,723)	2,097
Provision for income taxes	428	242
Loss from equity method investment (net of tax)	—	790

Consolidated net income (loss)	(2,151)	1,065
Less: Net income attributable to noncontrolling interest	392	445

Net income (loss) attributable to Vicor Corporation	$(2,543)	$620

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,665	41,636
Diluted	41,665	41,675
Cash dividends declared per share	$—	$0.15
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Operating activities:
Net income (loss)	$(2,543)	$620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,625	2,586
Severance charge	3,098	—
Loss from equity method investee (net of tax)	—	790
Unrealized gain on trading securities	(27)	—
Unrealized loss on auction rate security rights	96	—
Increase in long-term deferred revenue	213	—
Net income attributable to noncontrolling interest	392	445
Stock compensation expense	200	302
Gain on disposal of equipment	(5)	(13)
Change in current assets and liabilities, net	(628)	(437)

Net cash provided by operating activities	3,421	4,293

Investing activities:
Purchases of investments	(1,092)	(8,254)
Sales and maturities of investments	1,161	21,493
Additions to property, plant and equipment	(1,029)	(2,325)
Purchase of equity method investment	—	(1,000)
Proceeds from sale of equipment	5	13
Change in restricted cash	35	(72)
Decrease/(Increase) in other assets	9	(36)

Net cash (used in) provided by investing activities	(911)	9,819

Financing activities:
Proceeds from issuance of Common Stock	—	3

Net cash provided by financing activities	—	3

Effect of foreign exchange rates on cash	(13)	(39)

Net increase in cash and cash equivalents	2,497	14,076
Cash and cash equivalents at beginning of period	22,639	20,017

Cash and cash equivalents at end of period	$25,136	$34,093

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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
     The Company adopted Statement of Financial Accounting Standards 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, effective January 1, 2009. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. Noncontrolling interests are classified as a component of stockholders’ equity in the balance sheet and changes the presentation of the statement of operations, requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and, accordingly, amounts as of December 31, 2008 and for the three months ended March 31, 2008 in the accompanying condensed consolidated financial statements have been restated in accordance with the presentation requirements under SFAS 160.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009. The balance sheet at December 31, 2008, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
     The Company’s short-term and long-term investments are classified as either available-for-sale or trading securities. Available-for-sale securities are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of Stockholders’ Equity. Trading securities are recorded at fair value, with the unrealized gains and losses recorded through the statement of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.
     As of March 31, 2009, the Company held $38,300,000 of auction rate securities (“ARS”), consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to ninety days. The auction rate securities held by the Company, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On March 31, 2009, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
     Until February 2008, the auction rate securities market was liquid, as the investment banks conducting the periodic “Dutch auctions” by which interest rates for the securities had been established had committed their capital to support such auctions in the event of insufficient third-party investor demand. Starting the week of February 11, 2008, a substantial number of auctions failed, as demand from third-party investors weakened and the investment banks conducting the auctions chose not to commit capital to support such auctions (i.e., investment banks chose not to purchase securities themselves in order to balance supply and demand, thereby facilitating a successful auction, as they had done in the past). The consequences of a failed auction are (a) an investor must hold the specific security until the next scheduled auction (unless that investor chooses to sell the security to a third party outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in each security’s indenture.
     As of March 31, 2009, the Company held auction rate securities that had experienced failed auctions totaling $38,300,000 at par value (the “Failed Auction Securities”). Management is not aware of any reason to believe any of the issues of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2009, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have lead management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of March 31, 2009.
     In November 2008, the Company entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities, at par value, held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”). The agreement provides the Company a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the Company is entitled to receive interest payments on its auction rate securities in accordance with their terms. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The Company also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities held with UBS, should the Company enter into a separate credit agreement with a commercial banking affiliate of UBS. As of March 31, 2009, the Company had not entered into such a credit agreement. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. In accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, the Company elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The fair value of the ARS Right was estimated by the Company to be approximately $1,830,000 on March 31, 2009, a decrease of approximately $96,000 from the estimated fair value on December 31, 2008. This decrease in fair value is recorded as an unrealized loss in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Due to entering into this agreement with UBS, the Company intends to exercise the ARS Right in June 2010 and does not intend to hold the associated UBS ARS until recovery or maturity. Therefore, the total amount of the UBS ARS are classified as trading securities. Based on the fair value measurements described in Note 3, the fair value of the UBS ARS on March 31, 2009 was estimated to be approximately $16,089,000, an increase in fair value from December 31, 2008 of approximately $27,000. This increase has been recorded as an unrealized gain in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.
     The remaining balance of ARS is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 3, the fair value of the BofA ARS on March 31, 2009, was estimated by the Company to be approximately $16,493,000, compared with a par value of $20,000,000. Management considers this $3,507,000 difference to be temporary and has recorded this amount as an unrealized loss, net of taxes, in “Accumulated other comprehensive (loss) income” on the Condensed Consolidated Balance Sheet. In making this determination, management considered the financial condition of the collateralized debt obligation, the magnitude of the losses compared to the investments’ cost, the length of time the investments

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
have been in an unrealized loss position, the assumed low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statement of Operations, and any such impairment adjustments may be material.
     Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the auction rate securities held will affect the Company’s ability to execute its current operating plan.
3.	Fair Value Measurements
     The Company accounts for the fair value of certain financial assets in accordance with SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.
     Assets measured at fair value on a recurring basis include the following as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009 Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Cash Equivalents:
Money market funds	$12,647	$—	$—	$12,647
Restricted money market	168	—	—	168
Short term investments:
Certificate of deposit	1,161	—	—	1,161
Long term investments:
Auction rate securities	—	—	32,583	32,583
Auction rate security rights	—	—	1,830	1,830
Certificate of deposit	1,554	—	—	1,554
Restricted long term investment	534	—	—	534
     As of March 31, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2009. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest, principal payments and the rate of return required by investors to own these securities in the current environment, and the estimated timeframe during which successful auctions for these securities will occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $1,400,000.
     The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2009 (in thousands):

Level 3

Balance at the beginning of the period	$34,654
Transfers into Level 3 categorization:	—
Unrealized loss on trading securities included in Other income (expense)	(69)
Unrealized loss included in other comprehensive (loss) income	(172)

Balance at the end of the period	$34,413

4.	Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment. Stock compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Cost of revenues	$4	$15
Selling, general and administrative	149	225
Research and development	47	62

Total stock based compensation	$200	$302

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
5.	Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income (loss) attributable to Vicor Corporation	$(2,543)	$620

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,665	41,636
Effect of dilutive securities:
Employee stock options (2)	—	39

Denominator for diluted income (loss) per share – adjusted weighted-average shares and assumed conversions	41,665	41,675

Basic income (loss) per share	$(0.06)	$0.01

Diluted income (loss) per share	$(0.06)	$0.01

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 988,538 shares of Common Stock for the three months ended March 31, 2009, were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 789,129 shares of Common Stock were outstanding for the three months ended March 31, 2008, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.
6.	Inventories
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
     “Inventories, net” as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008

Raw materials	$ 22,440	$ 23,275
Work-in-process	3,635	3,152
Finished goods	6,249	6,612

	32,324	33,039
Inventory reserves	(6,693)	(6,358)

Net balance	$ 25,631	$ 26,681

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
7.	Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2009 and December 31, 2008, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $341,000 and $873,000 for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the Company signed a memorandum of understanding with GWS to enter into an agreement which will expand the Company’s existing license to technology associated with certain GWS semiconductor devices, provide technical assistance for the manufacture by the Company of such licensed devices, and facilitate the execution of a contract between the Company, GWS and GWS’ current and future foundries that will provide direct access to such foundries on terms equal to those enjoyed by GWS. In addition, GWS agreed to develop, design, tool up and manufacture four new high voltage devices for the Company. Subsequent to March 31, 2009, the Company and GWS completed the new license agreement and executed a contract with GWS’ current foundry. The license agreement now calls for GWS to develop, design, tool up and manufacture six new high voltage devices for the Company. The aggregate amount of milestone payments to GWS from the Company under these arrangements will be $800,000. Payment is contingent on the meeting of stipulated milestones per the license agreement.
     The Company accounts for its investment in GWS under the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has considered the requirements of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”) in accounting its investment in GWS, and determined that GWS is a variable interest entity. However, the Company also concluded that it is not the primary beneficiary. In the context of FIN 46R, the key factor in the Company’s assessment was that the CEO of GWS is the member of the related party group more closely related to the operations of GWS. In addition, the Company’s assessment took into consideration the absence of voting rights for its preferred stock holdings, the lack of a representative on the GWS board of directors, no significant decision making ability on the operations of GWS, and the absence of contractual commitments of any kind to provide any future equity capital for GWS. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of March 31, 2009 and December 31, 2008.
     “Loss from equity method investment (net of tax)” for the three months ended March 31 consists of the following (in thousands):

	2009	2008

Allocation of losses from equity method investment (net of tax)	$—	$ 29
Amortization of intangible assets and other (net of tax)	—	55
Other than temporary decline in investment	—	706

	$—	$790

8.	Severance Charge
     On January 14, 2009, senior management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. The workforce reduction was completed and, accordingly, a pre-tax charge was recorded during the first quarter of 2009 of approximately $3,098,000 for the cost of severance and other employee-

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
related costs that will involve cash payments during 2009 based on each employee’s respective length of service. The charge was recorded as “Severance charge” in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. The related liability is presented as “Accrued severance charge” in the Condensed Consolidated Balance Sheet as of March 31, 2009.
     A summary of the activity related to the severance charge, by segment, is as follows (in thousands):

	BBU	V*I Chip	Total
Balance as of December 31, 2008	$-	$-	$-
Charges	2,485	613	3,098
Payments	(833)	(275)	(1,108)

Balance as of March 31, 2009	$1,652	$338	$1,990

9.	Product Warranties
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
     Product warranty activity for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	2009	2008

Balance at the beginning of the period	$896	$679
Accruals for warranties for products sold in the period	31	59
Fulfillment of warranty obligations	(42)	(51)
Revisions of estimated obligations	19	6

Balance at the end of the period	$904	$693

10.	Income Taxes
     The tax provision in 2009 has been provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. In 2008, the tax provision was based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2009 and 2008 tax provisions also include discrete items, principally for increases in accrued interest for potential liabilities.
     The Company recorded income tax expense for the first quarter of 2009 based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at this time. This is due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would cause wide variability in the estimated tax rate.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
     The provision for income taxes and the effective income tax rate for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended
	March 31
	2009	2008

Provision for income taxes	$428	$242
Effective income tax rate	(25.7%)	11.5%
     The higher effective income tax rate for the three months ended March 31, 2009, compared to the same period in 2008, is principally due to higher estimated federal and state income taxes for one of the minority owned subsidiaries that is not part of the Company’s consolidated income tax return in 2009 and lower consolidated income (loss) before income taxes than in 2008.
11.	Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive loss for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Consolidated net income (loss)	$(2,543)	$620
Foreign currency translation gain	(145)	183
Unrealized (losses) gains (net of tax) on available-for-sale securities	(166)	(2,000)

Comprehensive loss	$(2,854)	$(1,197)
Less: comprehensive income attributable to noncontrolling interest	6	—

Comprehensive loss attributable to Vicor Corporation	$(2,848)	$(1,197)

     The Company performed a valuation of its Failed Auction Securities (see Note 3) and recorded a reduction in the aggregate value of these investments of $172,000 and $2,000,000 for the three months ended March 31, 2009 and 2008, respectively.
12.	Commitments and Contingencies
     At March 31, 2009, the Company had approximately $951,000 of capital expenditure commitments.
     As disclosed in prior filings, the Company received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems, a unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee the Company had accrued for our litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation related settlements, net” in the Condensed Consolidated Statement of Operations. The Company was subsequently informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson,

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007 through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000.
     The Company’s decision to enter into the settlement followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, The Company filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. As such, the Company accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related settlements, net” in the Condensed Consolidated Statements of Operations, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. The Company expects the remaining amount accrued in the second quarter of 2007 will be sufficient to cover the required payments under this final ruling.
     In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
13.	Segment Information
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products. The V*I Chip segment consists of V*I Chip Corporation, a wholly-owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of the Company, which designs, develops, manufactures and markets power management integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.
     The following table provides significant segment financial data as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total

2009:
Net revenues	$48,761	$3,251	$1,285	$—	$(2,849)	$50,448
Income (loss) from operations	5,454	(6,403)	(1,224)	(168)	500	(1,841)
Total assets	184,970	13,891	9,367	88,029	(124,496)	171,761
Depreciation and amortization	1,417	735	92	381	—	2,625

2008:
Net revenues	$49,010	$4,315	$1,143	$—	$(999)	$53,469
Income (loss) from operations	7,577	(6,141)	(681)	(148)	290	897
Total assets	155,716	15,630	7,553	108,276	(95,549)	191,626
Depreciation and amortization	1,536	575	97	378	—	2,586
     The elimination for net revenues is principally related to inter-segment revenues of Picor from BBU and V*I Chip and for inter-segment revenues of V*I Chip from BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.
14.	Impact of Recently Issued Accounting Standards
     In April 2009, the FASB issued FASB Staff Position 107-1 and 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not determined the impact, if any, FSP 107-1 and 28-1 will have on its financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company has not determined the impact, if any FSP FAS 157-4 will have on its financial position or results of operations.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
     In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not determined the impact, if any, FSP FAS 115-2 and 124-2 will have on its financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value and expands financial statement disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. The adoption of this standard had no material impact on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157(“FSP SFAS 157-2”), which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 was deferred until fiscal years beginning after November 15, 2008. The adoption of FSP SFAS 157-2 as of January 1, 2009 had no material effect on the Company’s financial position or results of operations.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
          Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter, the Company’s plans to invest in research and development and manufacturing equipment, the Company’s belief regarding market risk being mitigated because of limited foreign exchange fluctuation exposure, the Company’s continued success depending in part on its ability to attract and retain qualified personnel, the Company’s belief that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient for the foreseeable future, the Company’s intention regarding protecting its rights under its patents and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, to successfully leverage the V*I Chips in standard products to promote market acceptance of Factorized Power Architecture, to develop or maintain an effective system of internal controls, to obtain required financial information for certain investments on a timely basis, and factors impacting the Company’s various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, the failure of auction rate securities to sell at their reset dates as well as those factors described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the three months ended March 31, were approximately 35% in 2009 and 43% in 2008, respectively.
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU” ) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and includes the operations of the Company’s Westcor division, Vicor Customer Power and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.
     Revenues for the first quarter decreased by 5.7% to $50,448,000, compared to $53,469,000 for the corresponding period a year ago, and decreased 1.7% on a sequential basis from $51,324,000 for the fourth quarter of 2008. Gross margin decreased to $21,831,000 for the first quarter of 2009, compared to $22,460,000 for the corresponding period a year ago, and increased on a sequential basis from $20,809,000 for the fourth quarter of 2008. Gross margin, as a percentage of revenue, increased to 43.3% for the first quarter of 2009 compared to 42.0% for the first quarter of 2008, and increased on a sequential basis from 40.5% for the fourth quarter of 2008. Net income (loss) attributable to Vicor Corporation for the first quarter was $(2,543,000), or $(0.06) per diluted share, compared to net income (loss) attributable to Vicor Corporation of $620,000, or $0.01 per diluted share, for the corresponding period a year ago and net loss attributable to Vicor Corporation of $(3,501,000), or $(0.08) per diluted share, for the fourth quarter of 2008.
     The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 0.99:1 for the first quarter of 2009, compared to 0.93:1 for the fourth quarter of 2008. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $52,068,000 at the end of the first quarter of 2009, as compared to $52,724,000 at the end of the fourth quarter of 2008.
     Operating expenses for the three months ended March 31, 2009 increased $2,109,000, or 9.8%, from $21,563,000 in 2008 to $23,672,000, principally due to a pre-tax severance charge of $3,098,000 in connection with a workforce reduction completed in the first quarter of 2009. This was partially offset by a decrease in selling, general and administrative expenses of $1,229,000. The key decreases in selling, general and administrative expenses were legal fees of $647,000 and audit and tax fees of $452,000.
     Other income (expense), net for the three months ended March 31, 2009 decreased $1,082,000 from $1,200,000 in 2008 to $118,000. The primary reasons for the decrease were a decrease in interest income of $673,000 and an increase in foreign currency losses of $326,000.
     For the three months ended March 31, 2009, depreciation and amortization was $2,625,000, an increase of approximately $39,000 for the corresponding period a year ago, and capital additions decreased by $1,296,000 to $1,029,000 compared to the corresponding period a year ago.
     Inventories decreased by approximately $1,050,000 or 3.9% to $25,631,000 as compared with $26,681,000 at December 31, 2008. The decrease was primarily attributed to a decrease in BBU inventories of approximately $1,028,000 and a decrease in V*I Chip inventories of $372,000, offset by an increase in Picor’s inventories of $350,000.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a complete summary of the critical accounting policies and estimates.
Results of Operations
Three months ended March 31, 2009, compared to three months ended March 31, 2008
     Net revenues for the first quarter of 2009 were $50,448,000, a decrease of $3,021,000 or 5.7%, as compared to $53,469,000 for the same period a year ago, and a decrease of 1.7% on a sequential basis from the fourth quarter of 2008.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
     The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	March 31,		Increase (decrease)
	2009	2008	$	%

BBU	$48,760	$49,010	$(250)	(0.5)%
V*I Chip	1,276	4,279	(3,003)	(70.2)%
Picor	412	180	232	123.9%

Total	$50,448	$53,469	$(3,021)	(5.7)%

Book-to-Bill Ratio	0.99:1	0.99:1
     Orders during the quarter increased by 5.2% compared with the fourth quarter of 2008. This increase was caused by an increase in V*I Chip orders during the period of 161.6%, and an increase in BBU orders of 1.4%.
     Gross margin for the first quarter of 2009 decreased $629,000, or 2.8%, to $21,831,000 from $22,460,000 in the first quarter of 2008, but increased from 42.0% to 43.3% as a percentage of net revenues. The primary component of the decrease in gross margin dollars was the decrease in net revenues. The primary component of the increase in gross margin percentage was due to a more favorable product mix, principally due to increased shipments of higher gross margin products from the Vicor Custom Power subsidiaries and a decrease in shipments of lower gross margin V*I Chip products.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
     Selling, general and administrative expenses were $12,823,000 for the period, a decrease of $1,229,000, or 8.8%, as compared to $14,052,000 for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased from 26.3% to 25.4%.
     The components of the $1,229,000 decrease were as follows (in thousands):

	Increase (decrease)

Vicor Custom Power related expenses	$434	41.2%	(1)
Vicor Japan expenses	108	12.4%	(2)
Legal fees	(647)	(67.1)%	(3)
Audit and tax fees	(452)	(55.1)%	(4)
Compensation	(182)	(3.1)%	(5)
Travel expenses	(177)	(35.3)%
Advertising expenses	(134)	(20.6)%
Other, net	(179)	(5.5)%

	$(1,229)	(8.8)%

(1)	Increase primarily attributed to $468,000 in increased commissions expense due to increased revenues at Vicor Custom Power subsidiaries.

(2)	Increase primarily attributed to increases in headcount.

(3)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the first quarter of 2009 compared to the first quarter of 2008.

(4)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(5)	The decrease in compensation expense was due to compensation-related accruals of $320,000 for certain of our international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
     Research and development expenses were $7,751,000 for the period, an increase of $240,000, or 3.2%, as compared to $7,511,000 for the same period in 2008. As a percentage of net revenues, research and development increased to 15.4% from 14.0% primarily due to the decrease in net revenues.
     The components of the $240,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$228	4.5%	(1)
Picor non-recurring engineering charges	207	90.7%	(2)
Vicor Custom Power related expenses	204	38.2%	(3)
Deferred costs	(238)	100%	(4)
Project materials	(77)	(10.0)%
Other, net	(84)	(6.2)%

	$240	3.2%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in V*I Chip headcount.

(2)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.

(3)	Increase primarily attributed to increased compensation expenses of $68,000 and engineering supplies and services of of $128,000.

(4)	Increase primarily attributed to an increase in deferred costs associated with certain non-recurring engineering projects for which the related revenues have been deferred.
     On January 14, 2009, senior management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. The Company completed the workforce reduction and recorded a pre-tax charge for severance and other employee-related costs of $3,098,000 in the first quarter of 2009.
     The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2009	2008	(decrease)

Interest income	$230	$903	$(673)
Foreign currency (losses) gains	(64)	262	(326)
Unrealized loss on auction rate securities rights	(96)	—	(96)
Unrealized gain on trading securities	27	—	27
Other	21	35	(14)

	$118	$1,200	$(1,082)

     The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments as well as a decrease in interest rates. The increase in foreign currency losses is due to unfavorable exchange rates in the first quarter of 2009 as compared to 2008. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income (loss) before income taxes was $(1,723,000) for the first quarter of 2009 compared to $2,097,000 for the same period in 2008.
     The provision for income taxes and the effective income tax rate for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Provision for income taxes	$428	$242
Effective income tax rate	(25.7%)	11.5%
     The higher effective income tax rate for the three months ended March 31, 2009 compared to the same period in 2008 is principally due to higher estimated federal and state income taxes for one of the minority owned subsidiaries that is not part of the Company’s consolidated income tax return in 2009 and lower consolidated income (loss) before income taxes than in 2008.
     Loss from equity method investment (net of tax) decreased from $790,000 in the first quarter of 2008 to $0 in 2009. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter of 2008 and due to bringing the investment balance in GWS to zero as of December 31, 2008.
     Net income of noncontrolling interest decreased $53,000 to $392,000 in the first quarter of 2009 from $445,000 for the same period in 2008. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income (loss) per share attributable to Vicor Corporation was $(0.06) for the first quarter of 2009 compared to $0.01 for the first quarter of 2008.
Liquidity and Capital Resources
     Due to the current economic environment, the Company has assessed its overall liquidity position and has taken substantive steps to preserve cash and reduce expenses. In the first quarter of 2009, the Company announced an indefinite suspension of its dividend and reduced its workforce by approximately 8%. In addition, if appropriate, the Company may reduce capital expenditures.
     At March 31, 2009, the Company had $25,136,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.3:1 at March 31, 2009 compared to 4.7:1 at December 31, 2008. Working capital decreased $762,000 from $65,297,000 at December 31, 2008, to $64,535,000 at March 31, 2009. The primary factors affecting the working capital decrease was an increase in accrued severance charge of $1,990,000, decreases in inventories of $1,050,000 and short term investments of $612,000, offset by increases in cash and cash equivalents of $2,497,000 and other current assets of $538,000. The primary source of cash for the three months ended March 31, 2009, was $3,421,000 from operating activities. The primary use of cash for the three months ended March 31, 2009 was $1,029,000 for the purchase of equipment.
     As of March 31, 2009, the Company held $38,300,000 of auction rate securities classified as long-term investments. Please see Note 2. to the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2009
(unaudited)
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2009. As of March 31, 2009, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our FPA products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $951,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2009.
     Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity of the Company’s ARS will affect the Company’s ability to execute its current operating plan.
     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

VICOR CORPORATION
March 31, 2009
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes our exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings while changes in the fair value of the Failed Auction Securities held with BofA are recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2009.
     The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, the Company believes market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations.
Item 4 — Controls and Procedures
(a) Disclosure regarding controls and procedures.
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2009). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of March 31, 2009, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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

VICOR CORPORATION
March 31, 2009
(b) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

VICOR CORPORATION
Part II – Other Information
March 31, 2009
Item 1 — Legal Proceedings
     See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 -Financial Statements.
Item 1A — Risk Factors
     There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum Number
(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or		of Publicly	Purchased Under
	Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

January 1 - 31, 2009	—	—	—	$ 8,541,000
February 1 - 28, 2009	—	—	—	$ 8,541,000
March 1 - 31, 2009	—	—	—	$ 8,541,000

Total	—	$ —	—	$ 8,541,000

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

VICOR CORPORATION
Date: May 6, 2009	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)