Form 10-Q
period 2009-06-30
VICOR CORP
filed 2009-08-05
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009 was:

Common Stock, $.01 par value	29,897,510
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$30,429	$22,639
Restricted cash equivalents	176	176
Short-term invesments	845	1,773
Accounts receivable, less allowance of $266 in 2009 and $300 in 2008	25,985	28,757
Inventories, net	24,763	26,681
Deferred tax assets	451	451
Other current assets	3,119	2,279

Total current assets	85,768	82,756
Restricted cash and cash equivalents	388	561
Long-term investments, net	35,851	33,735
Auction rate securities rights	1,685	1,926
Property, plant and equipment, net	45,912	48,254
Other assets	4,982	4,690

	$174,586	$171,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,142	$5,592
Accrued compensation and benefits	7,114	6,783
Accrued expenses	3,027	3,073
Accrued severance charges	1,810	-
Income taxes payable	68	1,349
Deferred revenue	1,312	662

Total current liabilities	19,473	17,459
Long-term deferred revenue	1,314	1,118
Long-term income taxes payable	276	259
Deferred income taxes	1,659	1,660

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	161,452	161,089
Retained earnings	108,972	110,174
Accumulated other comprehensive loss	(1,686)	(2,767)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	147,413	147,171
Noncontrolling interest	4,451	4,255

Total equity	151,864	151,426

	$174,586	$171,922

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$50,627	$49,297	$101,075	$102,766
Cost of revenues	28,029	28,184	56,646	59,193

Gross margin	22,598	21,113	44,429	43,573
Operating expenses:
Selling, general and administrative	12,019	13,975	24,842	28,027
Research and development	7,611	8,080	15,362	15,591
Severance charges	859	-	3,957	-
Gain from litigation-related settlements, net	-	(177)	-	(177)

Total operating expenses	20,489	21,878	44,161	43,441

Income (loss) from operations	2,109	(765)	268	132
Other income (expense), net:
Total other than temporary impairment gains on available-for-sale securities	869	-	703	-
Portion of gain recognized in Other comprehensive income	(1,342)	-	(1,176)	-

Net impairment losses recognized in earnings	(473)	-	(473)	-
Other income (expense), net	666	470	784	1,670

Total other income (expense), net	193	470	311	1,670

Income (loss) before income taxes	2,302	(295)	579	1,802
Provision for income taxes	544	350	972	592
Loss from equity method investment (net of tax)	-	172	-	962

Consolidated net income (loss)	1,758	(817)	(393)	248
Less: Net income attributable to noncontrolling interest	417	506	809	951

Net income (loss) attributable to Vicor Corporation	$1,341	$(1,323)	$(1,202)	$(703)

Net income (loss) per common share attributable to
Vicor Corporation:
Basic	$0.03	$(0.03)	$(0.03)	$(0.02)
Diluted	$0.03	$(0.03)	$(0.03)	$(0.02)
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,665	41,643	41,665	41,640
Diluted	41,665	41,643	41,665	41,640
Cash dividends declared per share	$—	$—	$—	$0.15
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

Operating activities:
Net loss	$(1,202)	$(703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,234	5,211
Severance charges	3,957	-
Credit loss on available for sale securities	473	-
Unrealized gain on trading securities	(425)	-
Stock compensation expense	363	588
Unrealized loss on auction rate security rights	145	-
Increase in long-term deferred revenue	196	882
Deferred income taxes	94	-
Gain on disposal of equipment	(25)	(22)
Loss from equity method investee (net of tax)	-	962
Change in current assets and liabilities, net	1,788	233

Net cash provided by operating activities	10,598	7,151

Investing activities:
Purchases of investments	(1,515)	(9,812)
Sales and maturities of investments	1,549	26,139
Additions to property, plant and equipment	(2,749)	(4,169)
Purchase of equity method investment	-	(1,000)
Proceeds from sale of equipment	5	22
Change in restricted cash	173	33
(Increase) decrease in other assets	(435)	(119)

Net cash (used in) provided by investing activities	(2,972)	11,094

Financing activities:
Net income attributable to noncontrolling interest	809	951
Proceeds from issuance of Common Stock	-	93
Common Stock dividends paid	(612)	(6,245)

Net cash provided by (used in) financing activities	197	(5,201)

Effect of foreign exchange rates on cash	(33)	(61)

Net increase in cash and cash equivalents	7,790	12,983
Cash and cash equivalents at beginning of period	22,639	20,017

Cash and cash equivalents at end of period	$30,429	$33,000

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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
     The Company adopted Statement of Financial Accounting Standards 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, effective January 1, 2009. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. Noncontrolling interests are classified as a component of stockholders’ equity in the balance sheet and changes the presentation of the statement of operations, requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and, accordingly, amounts as of December 31, 2008 and for the three and six months ended June 30, 2008 in the accompanying condensed consolidated financial statements have been restated in accordance with the presentation requirements under SFAS 160.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009. The balance sheet at December 31, 2008, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
     The Company’s short-term and long-term investments are classified as either available-for-sale or trading securities. The Company adopted FASB Statement of Position (“FSP”) FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), effective for its reporting for the second quarter of 2009. Under FSP FAS 115-2, available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in a separate component of Stockholder’s Equity. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the statement of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

Auction rate securities - student loans	$19,975	$-	$2,635	$17,340
Certificates of deposit	2,750	24	-	2,774

	$22,725	$24	$2,635	$20,114

All of the auction rate securities-student loans as of June 30, 2009 have been in an unrealized loss position for greater than 12 months.

December 31, 2008

Auction rate securities - student loans	$20,025	$-	$3,334	$16,691
Certificates of deposit	2,735	20	-	2,755

	$22,760	$20	$3,334	$19,446

The amortized cost and estimated fair value of available-for-sale securities on June 30, 2009, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,115	$1,120
Due in two to ten years	1,710	1,729
Due in twenty to forty years	19,900	17,265

	$22,725	$20,114

The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

Auction rate securities - student loans	$18,300	$-	$1,717	$16,583

December 31, 2008

Auction rate securities - student loans	$18,300	$-	$2,238	$16,062

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     The amortized cost and estimated fair value of trading securities on June 30, 2009, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$-	$-
Due in two to ten years	-	-
Due in ten to twenty years	2,000	1,846
Due in twenty to forty years	16,300	14,737

	$18,300	$16,583

     As of June 30, 2009, the Company held $38,275,000 of auction rate securities (“ARS”), consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to ninety days. The auction rate securities held by the Company, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On June 30, 2009, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
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
     As of June 30, 2009, the Company held auction rate securities that had experienced failed auctions totaling $38,275,000 at par value (the “Failed Auction Securities”), of which $75,000 was redeemed at par subsequent to June 30, 2009. Management is not aware of any reason to believe any of the issues of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2009, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2009.
     In November 2008, the Company entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities, at par value, held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”). The agreement provides the Company a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the Company is entitled to receive interest payments on its auction rate securities in accordance with their terms. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The Company also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities held with UBS, should the Company enter into a separate credit agreement with a commercial banking affiliate of UBS. As of June 30, 2009, the Company had not entered into such a credit

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
agreement. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. In accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, the Company elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The fair value of the ARS Right was estimated by the Company to be approximately $1,685,000 on June 30, 2009, a decrease of approximately $145,000 and $241,000 from the estimated fair value on March 31, 2009 and December 31, 2008, respectively. This decrease in fair value is recorded as an unrealized loss in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Due to entering into this agreement with UBS, the Company intends to exercise the ARS Right in June 2010 and does not intend to hold the associated UBS ARS until recovery or maturity. Therefore, the total amount of the UBS ARS are classified as trading securities. Based on the fair value measurements described in Note 3, the fair value of the UBS ARS on June 30, 2009 was estimated to be approximately $16,583,000, an increase in fair value of approximately $494,000 and $521,000 from March 31, 2009 and December 31, 2008, respectively. This increase has been recorded as an unrealized gain in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.
     The remaining balance of ARS is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 3, the fair value of the BofA ARS on June 30, 2009, was estimated by the Company to be approximately $17,340,000, compared with a par value of $19,975,000. Of the total difference of $2,635,000, $473,000 was determined to be due to credit loss and was recorded in “Net impairment losses recognized in earnings” in the Condensed Consolidated Statement of Operations in accordance with FSB FAS 115-2. Management considers the remaining difference of $2,162,000 to be temporary and has recorded this amount, net of taxes, in “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheet. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
     The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale ARS securities held by the Company for the three months ended June 30, 2009 (in thousands):

Balance at the beginning of the period	$-

Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	473

Balance at the end of the period	$473

     At this time, the Company has no intent to sell any of the impaired BofA ARS and does not believe that it is more likely than not that the Company will be required to sell any of these securities. Management expects the securities to regain liquidity as the financial markets recover from the current economic downturn. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statement of Operations, and any such impairment adjustments may be material.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.
     Assets measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Cash Equivalents:
Money market funds	$9,987	$—	$—	$9,987
Restricted money market	176	—	—	176
Short term investments:
Certificate of deposit	770	—	—	770
Auction rate securities	—	75	—	75
Long term investments:
Auction rate securities	—	—	33,848	33,848
Auction rate security rights	—	—	1,685	1,685
Certificate of deposit	2,003	—	—	2,003
Restricted long term investment	388	—	—	388
     As of June 30, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS 157, management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2009. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 2% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur is three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $1,200,000.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2009 (in thousands):

Level 3

Balance at the beginning of the period	$34,654
Transfers into Level 3 categorization	—
Redemptions	(25)
Transfers into Level 2 categorization	(75)
Unrealized loss on trading securities included in Other income (expense), net	280
Credit losses on available for sales securities included in Other income(expense), net	(473)
Unrealized gain (loss) included in Other comprehensive (loss) income	1,172

Balance at the end of the period	$35,533

4. Stock Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS 123R, Share Based Payment. Stock compensation expenses for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of revenues	$4	$30	$8	$45
Selling, general and administrative	112	206	261	431
Research and development	48	50	94	112

Total stock based compensation	$164	$286	$363	$588

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
5. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) attributable to Vicor Corporation	$1,341	$(1,323)	$(1,202)	$(703)

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,665	41,643	41,665	41,640
Effect of dilutive securities:
Employee stock options (2)	-	-	-	-

Denominator for diluted income (loss) per share – adjusted weighted-average shares and assumed conversions	41,665	41,643	41,665	41,640

Basic income (loss) per share	$0.03	$(0.03)	$(0.03)	$(0.02)

Diluted income (loss) per share	$0.03	$(0.03)	$(0.03)	$(0.02)

(1) Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2) Options to purchase 780,148 shares of Common Stock for the three months ended June 30, 2009 were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. Options to purchase 884,875 shares of Common Stock for the six months ended June 30, 2009 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 1,007,761 and 1,044,879 shares of Common Stock were outstanding for the three and six months ended June 30, 2008 but were not included in the calculation of net loss per share as the effect would have been antidilutive.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     “Inventories, net” as of June 30, 2009, and December 31, 2008, were as follows (in thousands):

	June 30, 2009	December 31, 2008

Raw materials	$22,436	$23,275
Work-in-process	3,326	3,152
Finished goods	5,848	6,612

	31,610	33,039
Inventory reserves	(6,847)	(6,358)

Net balance	$24,763	$26,681

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2009, and December 31, 2008, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $491,000 and $970,000 for the six months ended June 30, 2009, and 2008, respectively. During the first quarter of 2009, the Company signed a memorandum of understanding with GWS to enter into an agreement which will expand the Company’s existing license to technology associated with certain GWS semiconductor devices, provide technical assistance for the manufacture by the Company of such licensed devices, and facilitate the execution of a contract between the Company, GWS and GWS’ current and future foundries that will provide direct access to such foundries on terms equal to those enjoyed by GWS. In addition, GWS agreed to develop, design, acquire tooling and manufacture several high voltage devices for the Company. During the second quarter of 2009, the Company and GWS completed the new license agreement and executed a contract with GWS’ current foundry. The new license agreement calls for GWS to develop, design, acquire tooling and manufacture several additional high voltage devices for the Company. The aggregate amount of milestone payments to GWS from the Company under these arrangements will be $800,000. Payment is contingent on the meeting of stipulated milestones per the license agreement. During the second quarter of 2009, the Company made a payment of $400,000 under the license agreement. An additional payment of $100,000 under the agreement was made in July 2009.
     The Company accounts for its investment in GWS under the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has considered the requirements of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”) in accounting its investment in GWS, and determined that GWS is a variable interest entity. However, the Company also concluded that it is not the primary beneficiary. In the context of FIN 46R, the key factor in the Company’s assessment was that the CEO of GWS is the member of the related party group more closely related to the operations of GWS. In addition, the Company’s assessment took into consideration the absence of voting rights for its preferred stock holdings, the lack of a representative on the GWS board of directors, no significant decision making ability on the operations of GWS, and the absence of contractual commitments of any kind to provide any future equity capital for GWS. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of June 30, 2009, and December 31, 2008.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     Loss from equity method investment, net of tax for the three and six months ended June 30 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Allocation of losses from equity method investment (net of tax)	$—	$145	$—	$174
Amortization of intangible assets and other (net of tax)	—	27	—	82
Other than temporary decline in investment	—	—	—	706

	$—	$172	$—	$962

8. Severance Charges
     On January 14, 2009, management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. The workforce reduction was completed and, accordingly, a pre-tax charge was recorded during the first quarter of 2009 of approximately $3,098,000 for the cost of severance and other employee-related costs that will involve cash payments during 2009 based on each employee’s respective length of service. During the second quarter of 2009, the Company made additional reductions to its workforce. These additional reductions were completed and, accordingly, a pre-tax charge was recorded during the second quarter of 2009 of approximately $859,000 for the cost of severance and other employee-related costs that will involve cash payments during 2009 based on each employee’s respective length of service. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheet as of June 30, 2009.
     A summary of the activity related to the severance charges, by segment (see Note 13), is as follows (in thousands):

	BBU	V*I Chip	Total

Balance as of December 31, 2008	$-	$-	$-
Charges relating to first quarter of 2009 workforce reduction	2,485	613	3,098
Charges relating to second quarter of 2009 workforce reduction	859	-	859
Payments	(1,872)	(275)	(2,147)

Balance as of June 30, 2009	$1,472	$338	$1,810

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     Product warranty activity for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$904	$693	$896	$679
Accruals for warranties for products sold in the period	72	209	103	269
Fulfillment of warranty obligations	(40)	(19)	(82)	(71)
Revisions of estimated obligations	(37)	(77)	(18)	(71)

Balance at the end of the period	$899	$806	$899	$806

10.	Income Taxes
     The tax provision in 2009 provides for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The 2009 tax provision also includes discrete items, including a benefit for the receipt of a refund for a net operating loss carryback claim and expense for certain state assessments, each of which involved a minority-owned subsidiary, and for increases in accrued interest for potential liabilities. In 2008, the tax provision was based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2008 tax provision also includes discrete items, principally for increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable.
     The Company recorded income tax expense for the three and six months ended June 30, 2009 based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at this time. This is due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would cause wide variability in the estimated tax rate.
     The provision for income taxes and the effective income tax rate for the three and six months ended June 30, 2009, and 2008 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2009	2008		2009	2008

Provision for income taxes	$544	$350		$972	$592
Effective income tax rate	23.6%	(118.6%	)	167.9%	32.9%
     The lower effective income tax rate for the three months ended June 30, 2009 compared to the same period in 2008 is principally due to higher income (loss) before income taxes than in 2008. The higher effective income tax rate for the six months ended June 30, 2009, compared to the same period in 2008 is principally due to the lower income (loss) before income taxes than in 2008.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
11.	Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income loss for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Consolidated net income (loss) attributable to Vicor Corporation	$1,341	$(1,323)	$(1,202)	$(703)
Foreign currency translation gains (losses)	50	(109)	(95)	74
Unrealized (losses) gains (net of tax) on available-for-sale securities	1,342	(250)	1,176	(2,250)

Comprehensive income (loss)	$2,733	$(1,682)	$(121)	$(2,879)
Less: comprehensive income (loss) attributable to noncontrolling interest	(2)	-	4	-

Comprehensive income (loss) attributable to Vicor Corporation	$2,735	$(1,682)	$(125)	$(2,879)

     The Company performed a valuation of its Failed Auction Securities (see Note 3) and recorded an increase (decrease) in the aggregate value of these investments of $1,172,000 and $(2,250,000) for the six months ended June 30, 2009 and 2008, respectively.
12.	Commitments and Contingencies
     At June 30, 2009, the Company had approximately $1,082,000 of capital expenditure commitments.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
     The following table provides significant segment financial data as of and for the three months ended June 30, 2009 and 2008 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2009:
Net revenues	$47,622	$3,711	$1,614	$-	$(2,320)	$50,627
Income (loss) from operations	8,379	(5,470)	(1,075)	(171)	446	2,109
Total assets	191,939	14,330	9,244	94,012	(134,939)	174,586
Depreciation and amortization	1,391	728	96	394	-	2,609

2008:
Net revenues	$45,963	$3,195	$1,192	$-	$(1,053)	$49,297
Income (loss) from operations	6,220	(6,614)	(542)	39	132	(765)
Total assets	161,878	16,084	7,757	102,813	(103,913)	184,619
Depreciation and amortization	1,469	674	94	388	-	2,625
               The following table provides significant segment financial data as of and for the six months ended June 30, 2009 and 2008 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2009:
Net revenues	$96,382	$6,962	$2,899	$-	$(5,168)	$101,075
Income (loss) from operations	13,833	(11,873)	(2,299)	(339)	946	268
Total assets	191,939	14,330	9,244	93,664	(134,591)	174,586
Depreciation and amortization	2,808	1,463	188	775	-	5,234

2008:
Net revenues	$94,975	$7,508	$2,335	$-	$(2,052)	$102,766
Income (loss) from operations	13,797	(12,757)	(1,223)	(109)	424	132
Total assets	161,878	16,084	7,757	102,813	(103,913)	184,619
Depreciation and amortization	3,010	1,249	191	761	-	5,211
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
14.	Impact of Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS 167 also identifies additional reconsideration events for determining whether an entity is a variable interest entity and requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has not determined the impact, if any, SFAS 167 will have on the Company’s financial position or results from operations.
     In April 2009, the FASB issued FSP FAS 107-1 and 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and 28-1 were effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and 28-1 as of June 30, 2009 did not have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was to be prospectively applied effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 as of June 30, 2009 did not have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 resulted in an other-than-temporary impairment due to a credit loss of $473,000 recorded in the statement of operations for the quarter ended June 30, 2009.
15.	Subsequent Event
     In July 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
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
Overview
          Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the six months ended June 30 were approximately 38% in 2009 and 43% in 2008, respectively.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          Revenues for the second quarter increased by 2.7% to $50,627,000, compared to $49,297,000 for the corresponding period a year ago, and increased 0.4% on a sequential basis from $50,448,000 for the first quarter of 2009. Gross margin increased to $22,598,000 for the second quarter of 2009, compared to $21,113,000 for the corresponding period a year ago, and increased on a sequential basis from $21,831,000 for the first quarter of 2009. Gross margin, as a percentage of revenue, increased to 44.6% for the second quarter of 2009 compared to 42.8% for the second quarter of 2008, and increased on a sequential basis from 43.3% for the first quarter of 2009. Net income (loss) attributable to Vicor Corporation for the second quarter was $1,341,000, or $0.03 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $(1,323,000), or $(0.03) per diluted share, for the corresponding period a year ago and net loss attributable to Vicor Corporation of $(2,543,000), or $(0.06) per diluted share, for the first quarter of 2009.
          Revenues for the six months ended June 30, 2009 decreased by 1.6% to $101,075,000, compared to $102,766,000 for the corresponding period a year ago. Net loss attributable to Vicor Corporation for the six months ended June 30, 2009 was $1,202,000, or $(0.03) per diluted share, compared to net loss attributable to Vicor Corporation of $703,000, or $(0.02) per diluted share, for the corresponding period a year ago. The net loss for the six month period was primarily due to an aggregate pre-tax charge of $3,957,000 for the cost of severance and other employee-related costs in connection with the Company’s workforce reductions implemented in the first and second quarters of 2009.
          The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 0.79:1 for the second quarter of 2009, compared to 0.99:1 for the first quarter of 2009. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $41,515,000 at the end of the second quarter of 2009, as compared to $52,068,000 at the end of the first quarter of 2009.
          Operating expenses for the three months ended June 30, 2009 decreased $1,389,000, or 6.3%, to $20,489,000 from $21,878,000 in 2008, principally due to decreases in selling, general and administrative expenses of $1,956,000 and research and development expenses of $469,000, offset by a pre-tax severance charge of $859,000 in connection with a workforce reduction completed in the second quarter of 2009. The key decreases in selling, general and administrative expenses were compensation expenses of $872,000, legal fees of $206,000, travel expenses of $198,000 and audit and tax fees of $158,000.
          Operating expenses for the six months ended June 30, 2009 increased $720,000, or 1.7%, to $44,161,000 from $43,441,000 in 2008, principally due to an aggregate pre-tax severance charge of $3,957,000 in connection with workforce reductions completed in the first and second quarters of 2009, offset by a decreases in selling, general and administrative expenses of $3,185,000 and research and development expenses of $229,000. The key decreases in selling, general and administrative expenses were compensation expenses of $1,054,000, legal fees of $853,000, and audit and tax fees of $610,000.
          Other income (expense), net for the three months ended June 30, 2009 decreased $277,000 to $193,000 from $470,000 in 2008. The primary reasons for the decrease were a decrease in interest income of $304,000.
          Other income (expense), net for the six months ended June 30, 2009 decreased $1,359,000 to $311,000 from $1,670,000 in 2008. The primary reasons for the decrease were a decrease in interest income of $978,000 and a decrease in foreign currency gains of $205,000.
          For the six months ended June 30, 2009, depreciation and amortization was $5,234,000, and capital additions were $2,749,000, compared to $5,211,000 and $4,169,000, respectively, for the first six months of 2008.
          Inventories decreased by approximately $1,918,000 or 7.2% to $24,763,000 as compared with $26,681,000 at December 31, 2008. The decrease was primarily attributed to a decrease in BBU inventories of approximately $1,726,000 and a decrease in V*I Chip inventories of $436,000, offset by an increase in Picor’s inventories of $244,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
Critical Accounting Policies and Estimates
          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a complete summary of the critical accounting policies and estimates.
Three months ended June 30, 2009 compared to three months ended June 30, 2008
          Net revenues for the second quarter of 2009 were $50,627,000, an increase of $1,330,000 or 2.7%, as compared to $49,297,000 for the same period a year ago, and an increase of 0.4% on a sequential basis from the first quarter of 2009.
          The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	June 30,		Increase (decrease)
	2009	2008	$	%

BBU	$47,621	$45,963	$1,658	3.6%
V*I Chip	2,431	3,129	(698)	(22.3)%
Picor	575	205	370	180.5%

Total	$50,627	$49,297	$1,330	2.7%

Book-to-Bill Ratio	0.79:1	1.01:1
          Orders during the quarter decreased by 20.0% compared with the first quarter of 2009. This decrease was caused by a decrease in BBU orders of 20.8% and a decrease in V*I Chip orders during the period of 9.8%. The quarterly book-to-bill ratio has been volatile and management believes that the ratio is not always an accurate indicator of the amount or timing of future revenue. However, given the magnitude of the ratio’s decline for the second quarter, and our backlog at June 30, 2009, management anticipates the Company will experience a sequential decline in revenue for the third quarter of 2009.
          Gross margin for the second quarter of 2009 increased $1,485,000, or 7.0%, to $22,598,000 from $21,113,000 in the second quarter of 2008, and increased to 44.6% from 42.8% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage were the increase in net revenues, a more favorable product mix, principally due to increased shipments of higher gross margin brick and Vicor Custom Power products and a decrease in shipments of lower gross margin V*I Chip products, along with lower brick production costs.
          Selling, general and administrative expenses were $12,019,000 for the period, a decrease of $1,956,000, or 14.0%, as compared to $13,975,000 for the same period in 2008. Selling, general and administrative expenses as a percentage of net revenues, decreased to 23.7% from 28.3% for the same period in 2008.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          The components of the $1,956,000 decrease were as follows (in thousands):

	Increase (decrease)

Compensation	$(872)	(14.1)%	(1)
Legal fees	(206)	(41.8)%	(2)
Travel expenses	(198)	(31.2)%	(3)
Commissions expense	(185)	(15.2)%	(4)
Audit and tax fees	(158)	(29.8)%	(5)
Advertising expenses	(156)	(21.5)%	(6)
Training expenses	(143)	(33.4)%
International office expenses	(85)	(57.8)%
Vicor Japan expenses	(76)	(7.9)%
Vicor Custom Power related expenses	179	17.6%	(7)
Other, net	(56)	(3.5)%

	$(1,956)	(14.0)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first and second quarters of 2009.

(2)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the second quarter of 2009 compared to 2008.

(3)	Represents an overall reduction in travel across all business units and functional groups.

(4)	Decrease primarily attributed to the changes in the mix of revenues subject to commissions.

(5)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(6)	Decrease is primarily attributed to decreased advertising in trade publications.

(7)	Increase primarily attributed to $132,000 in increased commissions expense due to increased revenues at Vicor Custom Power subsidiaries.
          Research and development expenses were $7,611,000 for the period, a decrease of $469,000, or 5.8%, as compared to $8,080,000 for the same period in 2008. As a percentage of net revenues, research and development decreased to 15.0% from 16.4%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          The components of the $469,000 decrease were as follows (in thousands):

	Increase (decrease)
Vicor Custom Power related expenses	$218	37.0%	(1)
Picor non-recurring engineering charges	159	(83.4)%	(2)
Facility expenses	58	15.8%
Project materials	(247)	(23.4)%	(3)
Compensation	(299)	(5.5)%	(4)
Deferred costs	(339)	100.0%	(5)
Other, net	(19)	(2.2)%

	$(469)	5.8%

(1)	Increase primarily attributed to increased outside services of $128,000 and an increase in compensation expense of $94,000.

(2)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.

(3)	Decrease primarily attributed to a decrease in project materials associated with V*I Chip products.

(4)	Decrease primarily attributed to the workforce reductions that were completed in the first and second quarters of 2009.

(5)	Decrease primarily attributed to an increase in deferred costs associated with certain non-recurring engineering projects for which the related revenues have been deferred.
          During the second quarter of 2009, senior management authorized additional reductions in its workforce. The Company completed the workforce reduction in the second quarter of 2009 and recorded a pre-tax charge for severance and other employee-related costs of $859,000 in the second quarter of 2009.
          The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2009	2008	(decrease)
Interest income	$216	$520	$(304)
Foreign currency gains (losses)	63	(59)	122
Unrealized loss on auction rate securities rights	(145)	-	(145)
Unrealized gain on trading securities	494	-	494
Credit loss on available for sale securities	(473)	-	(473)
Other	38	9	29

	$193	$470	$(277)

          The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments as well as a decrease in interest rates. The increase in foreign currency gains is due to favorable exchange rates in the second quarter of 2009 as compared to 2008. The Company’s exposure to market risk for fluctuations in foreign currency exchange

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The unrealized gains (losses) and credit loss on the Company’s auction rate securities and securities rights results from the change in fair value of these investments during the period.
          Income (loss) before income taxes was $2,302,000 for the second quarter of 2009 compared to $(295,000) for the same period in 2008.
          The provision for income taxes and the effective income tax rate for the three months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Provision for income taxes	$544	$350
Effective income tax rate	23.6%	(118.6%)
          The lower effective income tax rate for the three months ended June 30, 2009 compared to the same period in 2008 is principally due to the higher income (loss) before income taxes than in 2008.
          Loss from equity method investment (net of tax) decreased from $172,000 in the second quarter of 2008 to $0 in 2009. This was due to the allocation of equity method losses in the second quarter of 2008 and bringing the investment balance in GWS to zero as of December 31, 2008.
          Net income of noncontrolling interest decreased $89,000 to $417,000 in the second quarter of 2009 from $506,000 for the same period in 2008. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
          Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.03 for the second quarter of 2009 compared to $(0.03) for the second quarter of 2008.
Six months ended June 30, 2009 compared to six months ended June 30, 2008
          Net revenues for the six months of 2009 were $101,075,000, a decrease of $1,691,000 or 1.6%, as compared to $102,766,000 for the same period a year ago.
          The components of revenue were as follows (dollars in thousands):

	Six Months Ended
	June 30,		Increase (decrease)
	2009	2008	$	%

BBU	$96,382	$94,973	$1,409	1.5%
V*I Chip	3,707	7,407	(3,700)	(50.0)%
Picor	986	386	600	155.4%

Total	$101,075	$102,766	$(1,691)	-1.6%

Book-to-Bill Ratio	0.89:1	1.00:1

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          Orders during the period decreased by 17.3% compared with the second half of 2008. This decrease was caused by a decrease in BBU orders during the period of 20.3%, offset by an increase in V*I Chip orders of 35.7%. The book-to-bill ratio for the first six months of 2009 was 0.89:1 as compared to 1.00:1 for the same period a year ago, and 1.06:1 for the second half of 2008.
          Gross margin for the first six months of 2009 increased $856,000, or 2.0%, to $44,429,000 from $43,573,000 and increased to 44.0% from 42.4% as a percentage of net revenues compared to the same period a year ago. The primary component of the increase in gross margin dollars and percentage was due to a more favorable product mix, principally due to increased shipments of higher gross margin products from the Vicor Custom Power subsidiaries and a decrease in shipments of lower gross margin V*I Chip products.
          Selling, general and administrative expenses were $24,842,000 for the period, a decrease of $3,185,000, or 11.4%, as compared to $28,027,000 for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.6% from 27.3%.
          The components of the $3,185,000 decrease were as follows (in thousands):

	Increase (decrease)
Compensation	$(1,054)	(8.7)%	(1)
Legal fees	(853)	(58.6)%	(2)
Audit and tax fees	(610)	(45.1)%	(3)
Travel expenses	(376)	(33.0)%	(4)
Advertising expenses	(290)	(21.1)%	(5)
Commissions expense	(245)	(10.6)%	(6)
Training expenses	(192)	(24.6)%
International office expenses	(76)	(38.1)%
Vicor Custom Power related expenses	612	29.6%	(7)
Other, net	(101)	(2.0)%

	(3,185)	(11.4)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first and second quarters of 2009.

(2)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the first two quarters of 2009 compared to 2008.

(3)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(4)	Represents an overall reduction in travel across all business units and functional groups.

(5)	Decrease primarily attributed to decreased advertising in trade publications.

(6)	Decrease primarily attributed to lower revenues and the changes in the mix of revenues subject to commissions.

(7)	Increase primarily attributed to $600,000 in increased commissions expense due to increased revenues at Vicor Custom Power subsidiaries.
          Research and development expenses decreased $229,000, or 1.5%, to $15,362,000 from $15,591,000. As a percentage of net revenues, research and development remained flat at 15.2%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          The components of the $229,000 decrease were as follows (in thousands):

	Increase (decrease)

Deferred costs	$(576)	100.0%	(1)
Project materials	(324)	(17.8)%	(2)
Compensation	(72)	(0.7)%
Travel Expenses	(52)	(35.6)%
Vicor Custom Power related expenses	421	37.6%	(3)
Picor non-recurring engineering charges	365	87.4%	(4)
Facilities expenses	128	17.1%
Other, net	(119)	(7.2)%

	$(229)	(1.5)%

(1)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferrred.

(2)	Decrease primarily attributed to a decrease in project materials associated with V*I Chip products.

(3)	Increase primarily attributed to increases in compensation expense of $163,000, outside services of $146,000 and sub-contract labor of $44,000.

(4)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.
          On January 14, 2009, senior management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. Senior management authorized additional reductions to its workforce in the second quarter of 2009. The Company completed these reductions in workforce and recorded pre-tax charges for severance and other employee-related costs of $3,957,000 for the six months ended June 30, 2009.
          The major changes in the components of the other income (expense), net for the six months ended June 30 were as follows (in thousands):

			Increase
	2009	2008	(decrease)

Interest income	$446	$1,424	$(978)
Foreign currency (losses) gains	(2)	203	(205)
Unrealized loss on auction rate securities rights	(145)	-	(145)
Unrealized gain on trading securities	425	-	425
Credit losses on available for sale securities	(473)	-	(473)
Other	60	43	17

	$311	$1,670	$(1,359)

          The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments as well as a decrease in interest rates. The increase in foreign currency losses is due to unfavorable exchange rates in 2009 as compared to 2008. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
unrealized gains (losses) and credit loss on the Company’s auction rate securities and securities rights results from the change in fair value of these investments during the period.
          Income (loss) before income taxes was $579,000 for the first six months of 2009 compared to $1,802,000 for the same period in 2008.
          The provision for income taxes and the effective income tax rate for the six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Provision for income taxes	$972	$592
Effective income tax rate	167.9%	32.9%
          The higher effective income tax rate for the six months ended June 30, 2009 compared to the same period in 2008 is principally due to the lower income (loss) before income taxes than in 2008.
          Loss from equity method investment (net of tax) decreased $962,000 to $0. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter of 2008, the allocation of equity method losses for the first half of 2008, and bringing the investment balance in GWS to zero as of December 31, 2008.
          Net income of noncontrolling interest decreased $142,000 to $809,000 in the first six months of 2009 from $951,000 for the same period in 2008. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
          Basic and diluted income (loss) per share attributable to Vicor Corporation was $(0.03) for the first six months of 2009 compared to $(0.02) for the first six months of 2008.
Liquidity and Capital Resources
          Due to the current economic environment, the Company has assessed its overall liquidity position and has taken substantive steps to preserve cash and reduce expenses. In the first quarter of 2009, the Company announced an indefinite suspension of its dividend and reduced its workforce by approximately eight percent. Additional workforce reductions were implemented in the second quarter of 2009.
          At June 30, 2009, the Company had $30,429,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.4:1 at June 30, 2009, compared to 4.7:1 at December 31, 2008. Working capital increased $998,000 to $66,295,000 at June 30, 2009 from $65,297,000 at December 31, 2008. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $7,790,000, other current assets of $840,000, and a decrease in income taxes payable of $1,281,000, offset by increases in accrued severance charge of $1,810,000, deferred revenue of $650,000, accounts payable of $550,000 , as well as decreases in accounts receivable of $2,772,000, inventories of $1,918,000, and short term investments of $928,000. The primary source of cash for the six months ended June 30, 2009, was $10,598,000 from operating activities. The primary use of cash for the six months ended June 30, 2009 was $2,749,000 for the purchase of equipment and $612,000 for the payments of dividends, discussed below.
          As of June 30, 2009, the Company held $38,275,000 of auction rate securities classified as long-term investments. Please see Note 2. to the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2009
          In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2009. As of June 30, 2009, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
          During the second quarter of 2009, a subsidiary paid a $612,000 dividend to an outside shareholder, which was accounted for as a reduction in noncontrolling interest.
          The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,082,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2009.
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
June 30, 2009
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
          The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes our exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings. Changes in the fair value of the Failed Auction Securities held with BofA attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of June 30, 2009.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2009). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of June 30, 2009, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
          There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2009
Item 1 — Legal Proceedings
See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

April 1 - 30, 2009	-	$-	-	$8,541,000
May 1 - 31, 2009	-	$-	-	$8,541,000
June 1 - 30, 2009	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Stockholders of the company was held on June 25, 2009. Under the Company’s charter, each share of the Company’s Common Stock entitles the holder thereof to one vote per share, and each share of the Company’s Class B Common Stock entitles the holder thereof to ten votes per share.
The only matter submitted to a vote of security holders at the 2009 Annual Meeting of Stockholders was to fix the number of directors at eight and the election of directors to the Board of Directors of the Company. All nominees of the Board of Directors of the Company were re-elected for a one year term. Votes were cast in the election of the directors as follows:

Vicor Corporation
Part II – Other Information
June 30, 2009

Nominee	Votes For	Votes Withheld

Patrizio Vinciarelli	137,889,512	6,468,611
Estia J. Eichten	143,290,119	1,068,004
Barry Kelleher	137,982,274	6,375,849
David T. Riddiford	143,584,840	773,283
Samuel Anderson	137,094,271	7,263,852
James A. Simms	137,863,158	6,494,965
Claudio Tuozzolo	137,347,865	7,010,258
Jason L. Carlson	143,620,121	738,002
There were no broker non-votes and no abstentions on this proposal.
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

VICOR CORPORATION
Date: August 5, 2009	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)