Form 10-Q
period 2009-09-30
VICOR CORP
filed 2009-11-04
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2009 was:

Common Stock, $.01 par value	29,898,010
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$35,895	$22,639
Restricted cash equivalents	377	176
Short-term investments	706	1,773
Accounts receivable, less allowance of $261 in 2009 and $300 in 2008	27,838	28,757
Inventories, net	22,190	26,681
Deferred tax assets	451	451
Other current assets	2,986	2,279

Total current assets	90,443	82,756
Restricted cash and cash equivalents	210	561
Long-term investments, net	33,957	33,735
Auction rate securities rights	1,428	1,926
Property, plant and equipment, net	45,023	48,254
Other assets	5,052	4,690

	$176,113	$171,922

Liabilities and Equity
Current liabilities:
Accounts payable	$6,625	$5,592
Accrued compensation and benefits	6,269	6,783
Accrued expenses	2,788	3,073
Accrued severance charges	813	-
Income taxes payable	-	1,349
Deferred revenue	2,069	662

Total current liabilities	18,564	17,459

Long-term deferred revenue	1,300	1,118
Long-term income taxes payable	280	259
Deferred income taxes	1,649	1,660

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	161,594	161,089
Retained earnings	110,663	110,174
Accumulated other comprehensive loss	(1,364)	(2,767)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	149,568	147,171
Noncontrolling interest	4,752	4,255

Total equity	154,320	151,426

	$176,113	$171,922

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues	$47,746	$51,278	$148,821	$154,044
Cost of revenues	27,078	29,375	83,724	88,568

Gross margin	20,668	21,903	65,097	65,476
Operating expenses:
Selling, general and administrative	11,625	13,703	36,467	41,730
Research and development	7,831	7,801	23,193	23,392
Severance charges	126	-	4,083	-
Gain from litigation-related and other settlements, net	(846)	-	(846)	(177)

Total operating expenses	18,736	21,504	62,897	64,945

Income from operations	1,932	399	2,200	531
Other income (expense), net:
Total other than temporary impairment gains on available-for-sale securities	183	-	886	-
Portion of gain recognized in Other comprehensive income	(177)	-	(1,353)	-

Net impairment gains (losses) recognized in earnings	6	-	(467)	-
Other income (expense), net	245	271	1,029	1,941

Total other income (expense), net	251	271	562	1,941

Income before income taxes	2,183	670	2,762	2,472
Provision (benefit) for income taxes	193	(527)	1,165	65
Loss from equity method investment (net of tax)	-	87	-	1,049

Consolidated net income	1,990	1,110	1,597	1,358
Less: Net income attributable to noncontrolling interest	299	501	1,108	1,452

Net income (loss) attributable to Vicor Corporation	$1,691	$609	$489	$(94)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.04	$0.01	$0.01	$(0.00)
Diluted	$0.04	$0.01	$0.01	$(0.00)
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,665	41,660	41,665	41,646
Diluted	41,675	41,685	41,668	41,646
Cash dividends declared per share	$—	$0.15	$—	$0.30
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Net income (loss)	$489	$(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,741	7,824
Severance charges	4,083	-
Unrealized gain on trading securities	(696)	-
Stock compensation expense	505	881
Credit loss on available for sale securities	467	-
Unrealized loss on auction rate security rights	402	-
Increase in long-term deferred revenue	182	1,082
Deferred income taxes	(6)	-
Gain on disposal of equipment	(25)	(22)
Loss from equity method investee (net of tax)	-	1,049
Change in current assets and liabilities, net	1,793	(2,749)

Net cash provided by operating activities	14,935	7,971

Investing activities:
Purchases of investments	(1,515)	(10,263)
Sales and maturities of investments	4,037	26,964
Additions to property, plant and equipment	(4,282)	(6,557)
Purchase of equity method investment	-	(1,000)
Proceeds from sale of equipment	5	22
Change in restricted cash	150	54
Increase in other assets	(566)	(197)

Net cash (used in) provided by investing activities	(2,171)	9,023

Financing activities:
Net income attributable to noncontrolling interest	1,108	1,452
Proceeds from issuance of Common Stock	-	197
Common Stock dividends paid	(612)	(13,152)

Net cash provided by (used in) financing activities	496	(11,503)

Effect of foreign exchange rates on cash	(4)	(72)

Net increase in cash and cash equivalents	13,256	5,419
Cash and cash equivalents at beginning of period	22,639	20,017

Cash and cash equivalents at end of period	$35,895	$25,436

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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
     As of January 1, 2009, the Company changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. Noncontrolling interests are classified in the balance sheet as a component of stockholders’ equity and the amounts of consolidated net income (loss) attributable to both parent and the noncontrolling interest are now separately presented in the statement of operations. The presentation and disclosure requirements were retroactively applied to minority interests amounts existing as of December 31, 2008 and for the three and nine months ended September 30, 2008 in the accompanying condensed consolidated financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009. The balance sheet at December 31, 2008, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
2.	Short-Term and Long-Term Investments
     The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can and has historically invested its substantial cash balances in demand deposit accounts, money market funds and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.
     The Company classifies short-term and long-term investments as either available-for-sale or trading securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the statement of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Auction rate securities - student loans	$19,800	$-	$2,465	$17,335
Certificates of deposit	2,637	38	-	2,675

	$22,437	$38	$2,465	$20,010

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     All of the auction rate securities-student loans as of September 30, 2009 have been in an unrealized loss position for greater than 12 months.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Auction rate securities - student loans	$20,025	$-	$3,334	$16,691
Certificates of deposit	2,735	20	-	2,755

	$22,760	$20	$3,334	$19,446

     The amortized cost and estimated fair value of available-for-sale securities on September 30, 2009, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$1,107	$1,113
Due in two to ten years	1,530	1,562
Due in ten to twenty years	-	-
Due in twenty to forty years	19,800	17,335

	$22,437	$20,010

     The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Auction rate securities - student loans	$16,100	$-	$1,446	$14,654

December 31, 2008
Auction rate securities - student loans	$18,300	$-	$2,238	$16,062
     The amortized cost and estimated fair value of trading securities on September 30, 2009 by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due in two to ten years	-	-
Due in ten to twenty years	-	-
Due in twenty to forty years	16,100	14,654

	$16,100	$14,654

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     As of September 30, 2009, the Company held $35,900,000 of auction rate securities (“ARS”) at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to ninety days. The auction rate securities held by the Company, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On September 30, 2009, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
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
     As of September 30, 2009, the Company held auction rate securities that had experienced failed auctions totaling $35,900,000 at par value (the “Failed Auction Securities”), of which $50,000 was redeemed at par subsequent to September 30, 2009. Management is not aware of any reason to believe any of the issues of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2009, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2009.
     In November 2008, the Company entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities at par value held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”), of which $2,200,000 have subsequently been redeemed at par. The agreement provides the Company a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the Company is entitled to receive interest payments on its auction rate securities in accordance with their terms. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The Company also may be eligible to borrow at “no net cost” from UBS an amount up to 75% of the market value of the auction rate securities held with UBS, should the Company enter into a separate credit agreement with a commercial banking affiliate of UBS. As of September 30, 2009, the Company had not entered into such a credit agreement. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. The Company elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The fair value of the ARS Right was estimated by the Company to be approximately $1,428,000 on September 30, 2009, a decrease of approximately $257,000 and $498,000 from the estimated fair value on June 30, 2009 and December 31, 2008, respectively. This decrease in fair value is recorded as an unrealized loss in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Due to entering into this agreement with UBS, the Company intends to exercise the ARS Right in June 2010 and does not intend to hold the associated UBS ARS until recovery or maturity. Therefore, the total amount of the UBS ARS on September 30, 2009 of $16,100,000 at par value are classified as trading securities. Based on the fair value measurements described in Note 3, the fair value of the UBS ARS on September 30, 2009 was estimated to be approximately $14,654,000, an increase in fair value, net of redemptions of $2,200,000, of approximately $271,000 and $792,000 from June 30, 2009 and December 31, 2008, respectively. This increase has been recorded as an unrealized gain in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     The remaining balance of ARS is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 3, the fair value of the BofA ARS on September 30, 2009, was estimated by the Company to be approximately $17,335,000, compared with a par value of $19,800,000. Of the total difference of $2,465,000, $467,000 was determined to be due to credit loss and was recorded in “Net impairment losses recognized in earnings” in the Condensed Consolidated Statement of Operations. Management considers the remaining difference of $1,998,000 to be temporary and has recorded this amount, net of taxes, in “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheet. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
     The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale ARS securities held by the Company for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
Balance at the beginning of the period	$473	$-
Reductions for securities sold during the period	(5)
Reduction for accretion of subsequent credit loss recovery	(1)
Additions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	-	467

Balance at the end of the period	$467	$467

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
3. Fair Value Measurements
     The Company accounts for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-level hierarchy is used show the extent and level of judgment used to estimate fair value measurements.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     Assets measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Cash Equivalents:
Money market funds	$15,209	$—	$—	$15,209
Restricted money market	377	—	—	377
Short term investments:
Certificate of deposit	656	—	—	656
Auction rate securities	—	50	—	50
Long term investments:
Auction rate securities	—	—	31,939	31,939
Auction rate security rights	—	—	1,428	1,428
Certificate of deposit	2,018	—	—	2,018
Restricted long term investment	210	—	—	210
     As of September 30, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2009. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 2% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $1,200,000.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2009 (in thousands):

Level 3
Balance at the beginning of the period	$34,654
Transfers into Level 3 categorization	—
Redemptions	(2,400)
Transfers into Level 2 categorization	(50)
Unrealized loss on trading securities included in Other income (expense), net	294
Credit losses on available for sales securities included in Other income(expense), net	(467)
Unrealized gain (loss) included in Other comprehensive (loss) income	1,336

Balance at the end of the period	$33,367

4. Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$7	$24	$15	$69
Selling, general and administrative	96	218	357	649
Research and development	39	51	133	163

Total stock based compensation	$142	$293	$505	$881

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
5. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to Vicor Corporation	$1,691	$609	$489	$(94)

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,665	41,660	41,665	41,646
Effect of dilutive securities:
Employee stock options (2)	10	25	3	-

Denominator for diluted income (loss) per share - adjusted weighted-average shares and assumed conversions	41,675	41,685	41,668	41,646

Basic income (loss) per share	$0.04	$0.01	$0.01	$(0.00)

Diluted income (loss) per share	$0.04	$0.01	$0.01	$(0.00)

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 728,469 and 1,020,897 shares of Common Stock for the three months ended September 30, 2009 and September 30, 2008, respectively, and options to purchase 845,860 shares of Common Stock for the nine months ended September 30, 2009 were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. Options to purchase 1,036,656 shares of Common Stock were outstanding for the nine months ended September 30, 2008 but were not included in the calculation of net loss per share as the effect would have been antidilutive.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     “Inventories, net” as of September 30, 2009, and December 31, 2008, were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$19,262	$23,275
Work-in-process	3,738	3,152
Finished goods	4,840	6,612

	27,840	33,039
Inventory reserves	(5,650)	(6,358)

Net balance	$22,190	$26,681

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2009, and December 31, 2008, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $491,000 and $1,371,000 for the nine months ended September 30, 2009, and 2008, respectively. During the second quarter of 2009, the Company and GWS completed a new license agreement and executed a contract with GWS’ current foundry. The new license agreement expands the Company’s existing license to technology associated with certain GWS semiconductor devices, provides technical assistance for the manufacture by the Company of such licensed devices, and facilitates the execution of a contract between the Company, GWS and GWS’ current and future foundries that will provide direct access to such foundries on terms equal to those enjoyed by GWS. The new license agreement also calls for GWS to develop, design, acquire tooling and manufacture several additional high voltage devices for the Company. The aggregate amount of milestone payments to GWS from the Company under these arrangements will be $800,000. Payment is contingent on the meeting of stipulated milestones per the license agreement. During the second and third quarters of 2009, the Company made payments totaling $500,000 under the license agreement.
     The Company accounts for its investment in GWS under the equity method of accounting. The Company has determined that while GWS is a variable interest entity, the Company has concluded that it is not the primary beneficiary. The key factor in the Company’s assessment was that the CEO of GWS is the member of the related party group more closely related to the operations of GWS. In addition, the Company’s assessment took into consideration the absence of voting rights for its preferred stock holdings, the lack of a representative on the GWS board of directors, no significant decision making ability on the operations of GWS, and the absence of contractual commitments of any kind to provide any future equity capital for GWS.
     Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of September 30, 2009, and December 31, 2008.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     Loss from equity method investment, net of tax for the three and nine months ended September 30 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Allocation of losses from equity method investment (net of tax)	$—	$54	$—	$228
Amortization of intangible assets and other (net of tax)	—	33	—	115
Other than temporary decline in investment	—	—	—	706

	$—	$87	$—	$1,049

8. Severance Charges
     On January 14, 2009, management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. The workforce reduction was completed and, accordingly, a pre-tax charge was recorded during the first quarter of 2009 of approximately $3,098,000 for the cost of severance and other employee-related costs that will involve cash payments during 2009 based on each employee’s respective length of service. During the second and third quarters of 2009, the Company made additional reductions to its workforce. These additional reductions were completed and accordingly, pre-tax charges were recorded during the second and third quarters of 2009 of approximately $859,000 and $126,000, respectively, for the cost of severance and other employee-related costs that will involve cash payments during 2009 based on each employee’s respective length of service. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheet as of September 30, 2009.
     A summary of the activity related to the severance charges, by segment (see Note 13), is as follows (in thousands):

	BBU	V*I Chip	Total
Balance as of December 31, 2008	$-	$-	$-
Charges relating to first quarter of 2009 workforce reduction	2,485	613	3,098
Charges relating to second quarter of 2009 workforce reduction	859	-	859
Charges relating to third quarter of 2009 workforce reduction	126	-	126
Payments	(2,694)	(576)	(3,270)

Balance as of September 30, 2009	$776	$37	$813

9. Product Warranties
     The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheets.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     Product warranty activity for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$899	$806	$896	$679
Accruals for warranties for products sold in the period	(1)	32	102	300
Fulfillment of warranty obligations	(13)	(70)	(95)	(141)
Revisions of estimated obligations	(167)	80	(185)	10

Balance at the end of the period	$718	$848	$718	$848

10. Income Taxes
     The tax provision in 2009 provides for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The 2009 tax provision also includes discrete items, including benefits for the receipt of a refund for a net operating loss carryback claim and for an expected refund due to certain monetized credits, and expense for increases in accrued interest for potential liabilities. In 2008, the tax provision was based on the estimated annual effective tax rate for 2008, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The 2008 tax provision also includes discrete items, including the reduction of its tax reserves of $1,123,000 due to closing tax periods in certain jurisdictions, offset by increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable.
     The Company recorded income tax expense for the three and nine months ended September 30, 2009 based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at this time. This is due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would cause wide variability in the estimated tax rate.
     The provision (benefit) for income taxes and the effective income tax rate for the three and nine months ended September 30, 2009, and 2008 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Provision (benefit) for income taxes	$193	$(527)	$1,165	$65
Effective income tax rate	8.8%	(78.7%)	42.2%	2.6%
     The lower effective income tax rate for the three months ended September 30, 2009 compared to the same period in 2008 is principally due to the higher income (loss) before income taxes than in 2008, and a prior year tax benefit of $1,123,000 recorded in the third quarter of 2008 related to a reduction in tax reserves due to the closing tax periods in certain jurisdictions. The higher effective income tax rate for the nine months ended September 30, 2009 compared to the same period in 2008 is principally due to prior year tax benefit discussed above.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)

11.	Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income loss for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated net income (loss) attributable to Vicor Corporation	$1,691	$609	$489	$(94)
Foreign currency translation gains (losses)	144	(19)	49	55
Unrealized (losses) gains (net of tax) on available-for-sale securities	178	(35)	1,354	(2,285)

Comprehensive income (loss)	2,013	555	1,892	(2,324)
Less: comprehensive income (loss) attributable to noncontrolling interest	13	-	18	-

Comprehensive income (loss) attributable to Vicor Corporation	$2,000	$555	$1,874	$(2,324)

     The Company performed a valuation of its Failed Auction Securities (see Note 3) and recorded an increase (decrease) in the aggregate value of these investments of $1,336,000 and $(2,285,000) for the nine months ended September 30, 2009 and 2008, respectively.
12. Commitments and Contingencies
     At September 30, 2009, the Company had approximately $3,980,000 of capital expenditure commitments.
     As disclosed in prior filings, the Company received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems, a unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee the Company had accrued for our litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation-related and other settlements, net” in the Condensed Consolidated Statement of Operations. The Company was subsequently informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
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
     The Company’s decision to enter into the settlement followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, The Company filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. As such, the Company accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related and other settlements, net” in the Condensed Consolidated Statements of Operations, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. During the third quarter of 2009, the Company completed discussions with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
     The Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
13. Segment Information
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly-owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     The following table provides significant segment financial data as of and for the three months ended September 30, 2009 and 2008 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2009:
Net revenues	$44,382	$4,492	$1,557	$-	$(2,685)	$47,746
Income (loss) from operations	5,851	(4,191)	(1,030)	(179)	1,481	1,932
Total assets	192,190	14,815	9,316	100,016	(140,223)	176,113
Depreciation and amortization	1,274	750	106	378	-	2,508

2008:
Net revenues	$46,673	$4,971	$1,289	$-	$(1,655)	$51,278
Income (loss) from operations	6,976	(5,937)	(683)	(134)	177	399
Total assets	168,453	16,846	8,915	94,103	(109,296)	179,021
Depreciation and amortization	1,457	678	96	382	-	2,613
     The following table provides significant segment financial data as of and for the nine months ended September 30, 2009 and 2008 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2009:
Net revenues	$140,764	$11,454	$4,456	$-	$(7,853)	$148,821
Income (loss) from operations	19,702	(16,064)	(3,329)	(518)	2,409	2,200
Total assets	192,190	14,815	9,316	100,016	(140,223)	176,113
Depreciation and amortization	4,081	2,213	294	1,153	-	7,741

2008:
Net revenues	$141,646	$12,479	$3,624	$-	$(3,705)	$154,044
Income (loss) from operations	20,773	(18,694)	(1,906)	(243)	601	531
Total assets	168,453	16,846	8,915	94,103	(109,296)	179,021
Depreciation and amortization	4,467	1,927	287	1,143	-	7,824
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
14. Impact of Recently Issued Accounting Standards
     As of June 30, 2009, the Company adopted a new accounting standard, which requires additional disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
     As of June 30, 2009, the Company adopted a new accounting standard, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this new standard did not have a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
     As of June 30, 2009, the Company adopted a new accounting standard, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Existing recognition and measurement guidance related to other-than-temporary impairments of equity securities remained unchanged. The adoption of the new standard resulted in an other-than-temporary impairment due to a credit loss of $467,000 recorded in the statement of operations for the nine months ended September 30, 2009.
     For fiscal 2010, the Company will need to consider new accounting guidance related to the Consolidation of Variable Interest Entities. The new accounting standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also provides additional reconsideration events for determining whether an entity is a variable interest entity and requirements for ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The new guidance will be effective for the Company as of January 1, 2010. The Company has not determined the impact, if any, the new accounting standard will have on the Company’s financial position or results from operations.
     In August 2009, the FASB issued a new accounting standard to clarify how a reporting entity should estimate the fair value of liabilities by using certain specified valuation techniques to measure fair value when the quoted price in an active market for the identical liability is not available. The new accounting standard will be effective for the first interim or annual reporting period beginning after August 28, 2009 (October 1, 2009 for a calendar-year entity). The Company has not determined the impact, if any, the new accounting standard will have on the Company’s financial position or results from operations.
     In September 2009, the FASB issued a new accounting standard to provide guidance on revenue recognition criteria for multiple-element arrangements. The new accounting standard modifies the criteria used to separate elements in a multiple-element arrangement by introducing the concept of best estimate of selling price, establishing a hierarchy of evidence for determining selling price (fair value), requiring the use of the relative selling price method and prohibiting the use of the residual method to allocate arrangement consideration among units of accounting. The new accounting standard also expands the disclosure requirements for all multiple-element arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for a calendar year-end entity). The Company has not determined the impact, if any, the new accounting standard will have on the Company’s financial position or results from operations.
15. Subsequent Events
     The Company has evaluated events occurring between the end of the quarter, September 30, 2009 and November 4, 2009 when the financial statements were issued.
     In October 2009, a subsidiary paid $1,290,000 in dividends, of which $658,000 was paid to an outside shareholder, which will be accounted for as a reduction in noncontrolling interest in the fourth quarter of 2009.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
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
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the nine months ended September 30 were approximately 39% in 2009 and 43% in 2008, respectively.
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment consists of V*I Chip Corporation, a wholly owned subsidiary which designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. The Picor segment consists of Picor Corporation, a majority-owned subsidiary of Vicor, which designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     Revenues for the third quarter decreased by 6.9% to $47,746,000, compared to $51,278,000 for the corresponding period a year ago, and decreased 5.7% on a sequential basis from $50,627,000 for the second quarter of 2009. Gross margin decreased to $20,668,000 for the third quarter of 2009, compared to $21,903,000 for the corresponding period a year ago, and decreased on a sequential basis from $22,598,000 for the second quarter of 2009. Gross margin, as a percentage of revenue, increased to 43.3% for the third quarter of 2009 compared to 42.7% for the third quarter of 2008, but decreased on a sequential basis from 44.6% for the second quarter of 2009. Net income (loss) attributable to Vicor Corporation for the third quarter was $1,691,000, or $0.04 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $609,000, or $0.01 per diluted share, for the corresponding period a year ago and net income (loss) attributable to Vicor Corporation of $1,341,000, or $0.03 per diluted share, for the second quarter of 2009.
     Revenues for the nine months ended September 30, 2009 decreased by 3.4% to $148,821,000, compared to $154,044,000 for the corresponding period a year ago. Net income (loss) attributable to Vicor Corporation for the nine months ended September 30, 2009 was $489,000, or $0.01 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $(94,000), or $(0.00) per diluted share, for the corresponding period a year ago. The operating results were negatively impacted by aggregate pre-tax charges of $4,083,000 for the cost of severance and other employee-related costs in connection with the Company’s workforce reductions implemented during the nine months ended September 30, 2009, partially offset by a settlement payment discussed below.
     The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.19:1 for the third quarter of 2009, compared to 0.79:1 for the second quarter of 2009. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $50,502,000 at the end of the third quarter of 2009, as compared to $41,515,000 at the end of the second quarter of 2009.
     Operating expenses for the three months ended September 30, 2009 decreased $2,768,000, or 12.9%, to $18,736,000 from $21,504,000 in 2008, principally due to decreases in selling, general and administrative expenses of $2,078,000 and a gain from litigation-related and other settlements, net of $846,000, discussed below, partially offset by a pre-tax severance charge of $126,000 in connection with a workforce reduction completed in the third quarter of 2009. The key decreases in selling, general and administrative expenses were compensation expenses of $799,000, advertising expenses of $285,000, audit and legal fees of $249,000, travel expenses of $152,000 and commission expense of $132,000.
     Operating expenses for the nine months ended September 30, 2009 decreased $2,048,000, or 3.2%, to $62,897,000 from $64,945,000 in 2008, principally due to decreases in selling, general and administrative expenses of $5,263,000, an increase in gain from litigation-related and other settlements, net of $669,000 and research and development expenses of $199,000, offset by an aggregate pre-tax severance charge of $4,083,000 in connection with workforce reductions implemented during the nine months ended September 30, 2009. The key decreases in selling, general and administrative expenses were compensation expenses of $1,853,000, legal fees of $1,038,000, audit and tax fees of $673,000, advertising expenses of $575,000, travel expenses of $528,000 and commissions expense of $377,000.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying consolidated statement of operations. In addition, the Company completed discussions with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
     Other income (expense), net for the three months ended September 30, 2009 decreased $20,000 to $251,000 from $271,000 in 2008. The primary reasons for the decrease were a decrease in interest income of $224,000, offset by an increase in foreign currency gains of $213,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     Other income (expense), net for the nine months ended September 30, 2009 decreased $1,379,000 to $562,000 from $1,941,000 in 2008. The primary reasons for the decrease were a decrease in interest income of $1,202,000.
     For the nine months ended September 30, 2009, depreciation and amortization was $7,741,000, and capital additions were $4,282,000, compared to $7,824,000 and $6,557,000, respectively, for the first nine months of 2008.
     Inventories decreased by approximately $4,491,000 or 16.8% to $22,190,000 as compared with $26,681,000 at December 31, 2008. The decrease was primarily attributed to decreases in BBU and V*I Chip inventories of approximately $3,390,000 and $1,213,000, respectively, partially offset by an increase in Picor’s inventories of $112,000.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a complete summary of the critical accounting policies and estimates.
Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Net revenues for the third quarter of 2009 were $47,746,000, a decrease of $3,532,000 or 6.9%, as compared to $51,278,000 for the same period a year ago, and a decrease of 5.7% on a sequential basis from the second quarter of 2009.
     The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase (decrease)
	2009	2008	$	%
BBU	$44,347	$46,673	$(2,326)	(5.0)%
V*I Chip	2,919	4,315	(1,396)	(32.4)%
Picor	480	290	190	65.5%

Total	$47,746	$51,278	$(3,532)	(6.9)%

Book-to-Bill Ratio	1.19:1	1.20:1
     Orders during the quarter increased by 41.6% compared with the second quarter of 2009. This increase was caused by an increase in BBU orders of 43.4% and an increase in V*I Chip orders during the period of 37.8%. The quarterly book-to-bill ratio has been volatile and management believes that the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the third quarter of 2009 decreased $1,235,000, or 5.6%, to $20,668,000 from $21,903,000 in the third quarter of 2008. Gross margin, as a percentage of net revenues, increased to 43.3% from 42.7% as a percentage of net revenues. The primary component of the decrease in gross margin dollars was the decrease in net revenues. The primary component of the increase in gross margin percentage was a more favorable product mix, principally due to increased shipments of higher gross margin Vicor Custom Power products and a decrease in shipments of lower gross margin V*I Chip products, along with lower brick production costs.
     Selling, general and administrative expenses were $11,625,000 for the period, a decrease of $2,078,000, or 15.2%, as compared to $13,703,000 for the same period in 2008. Selling, general and administrative expenses as a percentage of net revenues, decreased to 24.3% from 26.7% for the same period in 2008.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The components of the $2,078,000 decrease were as follows (in thousands):

	Increase (decrease)
Compensation	$(799)	(13.5)	% (1)
Advertising expenses	(285)	(36.1)	% (2)
Legal fees	(185)	(38.0)	% (3)
Travel expenses	(152)	(29.1)	% (4)
Commissions expense	(132)	(11.1)	% (5)
Stockholder reporting	(75)	(69.2)%
Audit and tax fees	(63)	(14.5)%
Depreciation and amortization	(58)	(6.9)%
Project materials	(53)	(84.3)%
Training expenses	(47)	(13.4)%
Facilities expenses	(43)	(14.7)%
Other, net	(186)	(6.8)%

	$(2,078)	(15.2)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first, second and third quarters of 2009.

(2)	Decrease is primarily attributed to decreased advertising in trade publications.

(3)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the third quarter of 2009 compared to 2008.

(4)	Represents an overall reduction in travel across all business units and functional groups.

(5)	Decrease primarily attributed to the decrease in net revenues and changes in the mix of revenues subject to commissions.
     Research and development expenses were $7,831,000 for the period, an increase of $30,000, or 0.4%, as compared to $7,801,000 for the same period in 2008. As a percentage of net revenues, research and development increased to 16.4% from 15.2%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The components of the $30,000 increase were as follows (in thousands):

	Increase (decrease)
Project materials	$323	51.4	% (1)
Vicor Custom Power related expenses	233	40.2	% (2)
Facility expenses	(49)	(11.9)%
Compensation	(273)	(5.1)	% (3)
Deferred costs	(130)	100.0	% (4)
Other, net	(74)	(8.7)%

	$30	(0.4)%

(1)	Increase primarily attributed to a increase in project materials associated with V*I Chip and Picor products.

(2)	Increase primarily attributed to increased outside services of $148,000 and an increase in compensation expense of $79,000.

(3)	Decrease primarily attributed to the workforce reduction that was completed in the first quarter of 2009.

(4)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
     During the third quarter of 2009, senior management authorized additional reductions in its workforce. The Company completed the workforce reduction in the third quarter of 2009 and recorded a pre-tax charge for severance and other employee-related costs of $126,000 in the third quarter of 2009.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying consolidated statement of operations. In addition, the Company completed discussions with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
     The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2009	2008	(decrease)
Interest income	$132	$356	$(224)
Foreign currency gains (losses)	89	(124)	213
Unrealized loss on auction rate securities rights	(257)	-	(257)
Unrealized gain on trading securities	271	-	271
Credit gain on available for sale securities	6	-	6
Other	10	39	(29)

	$251	$271	$(20)

     The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The increase in foreign currency gains is due to favorable exchange rates in the third quarter of 2009 as

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
compared to 2008. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The unrealized gains (losses) and credit loss on the Company’s auction rate securities and securities rights results from the change in fair value of these investments during the period.
     Income (loss) before income taxes was $2,183,000 for the third quarter of 2009 compared to $670,000 for the same period in 2008.
     The provision for income taxes and the effective income tax rate for the three months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Provision (benefit) for income taxes	$193	$(527)
Effective income tax rate	8.8%	(78.7%)
     The lower effective income tax rate for the three months ended September 30, 2009 compared to the same period in 2008 is principally due to the higher income (loss) before income taxes than in 2008, and a prior year tax benefit of $1,123,000 recorded in the third quarter of 2008 related to a reduction in tax reserves due to the closing tax periods in certain jurisdictions.
     Loss from equity method investment (net of tax) decreased from $87,000 in the third quarter of 2008 to $0 in 2009. This was due to the allocation of equity method losses in the third quarter of 2008 and bringing the investment balance in GWS to zero as of December 31, 2008.
     Net income of noncontrolling interest decreased $202,000 to $299,000 in third quarter of 2009 from $501,000 for the same period in 2008. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.04 for the third quarter of 2009 compared to $0.01 for the third quarter of 2008.
Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Net revenues for the nine months of 2009 were $148,821,000, a decrease of $5,223,000 or 3.4%, as compared to $154,044,000 for the same period a year ago.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The components of revenue were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (decrease)
	2009	2008	$	%
BBU	$140,729	$141,646	$(917)	(0.6)%
V*I Chip	6,626	11,722	(5,096)	(43.5)%
Picor	1,466	676	790	116.9%

Total	$148,821	$154,044	$(5,223)	(3.4)%

Book-to-Bill Ratio	0.99:1	1.06:1
     Orders during the period decreased by 7.4% compared with the last nine months of 2008. This decrease was caused by a decrease in BBU orders during the period of 8.5%, and a decrease in V*I Chip orders of 1.9%. The book-to-bill ratio for the first nine months of 2009 was 0.99:1 as compared to 1.06:1 for the same period a year ago, and 1.04:1 for the last nine months of 2008.
     Gross margin for the first nine months of 2009 decreased $379,000, or 0.6%, from $65,476,000 to $65,097,000. Gross margin as a percentage of net revenues increased to 43.7% from 42.5% compared to the same period a year ago. The primary component of the decrease in gross margin dollars was the decrease in net revenues. The primary component of the increase in gross margin percentage was due to a more favorable product mix, principally due to increased shipments of higher gross margin products from the Vicor Custom Power subsidiaries and a decrease in shipments of lower gross margin V*I Chip products along with lower brick production costs.
     Selling, general and administrative expenses were $36,467,000 for the period, a decrease of $5,263,000, or 12.6%, as compared to $41,730,000 for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.5% from 27.1%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The components of the $5,263,000 decrease were as follows (in thousands):

	Increase (decrease)
Compensation	$(1,853)	(10.3)%	(1)
Legal fees	(1,038)	(53.4)%	(2)
Audit and tax fees	(673)	(37.7)%	(3)
Advertising expenses	(575)	(26.6)%	(4)
Travel expenses	(528)	(31.8)%	(5)
Commissions expense	(377)	(10.8)%	(6)
Training expenses	(239)	(21.1)%
Depreciation and amortization	(127)	(5.0)%
International office expenses	(105)	(37.2)%
Employment advertising and recruiting	(92)	(89.0)%
Facilities Expense	(54)	(6.2)%
Vicor Custom Power related expenses	640	19.7%	(7)
Other, net	(242)	(5.5)%

	$(5,263)	(12.6)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first, second and third quarters of 2009.

(2)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the first three quarters of 2009 compared to 2008.

(3)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(4)	Decrease primarily attributed to decreased advertising in trade publications.

(5)	Represents an overall reduction in travel across all business units and functional groups.

(6)	Decrease primarily attributed to lower revenues and the changes in the mix of revenues subject to commissions.

(7)	Increase primarily attributed to $669,000 in increased commissions expense due to increased revenues at Vicor Custom Power subsidiaries.
     Research and development expenses decreased $199,000, or 0.9%, to $23,193,000 from $23,392,000. As a percentage of net revenues, research and development increased to 15.6% from 15.2% primarily due to the decrease in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The components of the $199,000 decrease were as follows (in thousands):

	Increase (decrease)
Deferred costs	$(706)	100.0%	(1)
Compensation	(345)	(2.2)%	(2)
Travel expenses	(61)	(29.4)%
Vicor Custom Power related expenses	654	38.5%	(3)
Picor non-recurring engineering charges	375	(82.2)%	(4)
Facilities expenses	80	6.9%
Other, net	(196)	(4.0)%

	$(199)	(0.9)%

(1)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(2)	Decrease primarily attributable to the workforce reduction completed in the first quarter of 2009.

(3)	Increase primarily attributed to increases in compensation expense of $229,000, outside services of $293,000 and engineering supplies of $66,000.

(4)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.
     On January 14, 2009, senior management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. Senior management authorized additional reductions to its workforce in the second and third quarters of 2009. The Company completed these reductions in workforce and recorded pre-tax charges for severance and other employee-related costs of $4,083,000 for the nine months ended September 30, 2009.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying consolidated statement of operations. In addition, the Company completed discussions with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
     The major changes in the components of the other income (expense), net for the nine months ended September 30 were as follows (in thousands):

			Increase
	2009	2008	(decrease)
Interest income	$578	$1,779	$(1,201)
Foreign currency (losses) gains	87	79	8
Unrealized loss on auction rate securities rights	(402)	-	(402)
Unrealized gain on trading securities	696	-	696
Credit losses on available for sale securities	(467)	-	(467)
Other	70	83	(13)

	$562	$1,941	$(1,379)

     The decrease in interest income is due to lower average balances on the Company’s cash equivalents and short and long-term investments as well as a decrease in interest rates. The unrealized gains (losses) and credit loss on the Company’s auction rate securities and securities rights results from the change in fair value of these investments during the period.
     Income (loss) before income taxes was $2,762,000 for the first nine months of 2009 compared to $2,472,000 for the same period in 2008.
     The provision for income taxes and the effective income tax rate for the nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Provision for income taxes	$1,165	$65
Effective income tax rate	42.2%	2.6%
     The higher effective income tax rate for the nine months ended September 30, 2009 compared to the same period in 2008 is principally due to a prior year tax benefit of $1,123,000 recorded in the third quarter of 2008 related to a reduction in tax reserves due to the closing tax periods in certain jurisdictions.
     Loss from equity method investment (net of tax) decreased $1,049,000 to $0. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter of 2008, the allocation of equity method losses for the first nine months of 2008, and bringing the investment balance in GWS to zero as of December 31, 2008.
     Net income of noncontrolling interest decreased $344,000 to $1,108,000 in the first nine months of 2009 from $1,452,000 for the same period in 2008. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.01 for the first nine months of 2009 compared to $(0.00) for the first nine months of 2008.
Liquidity and Capital Resources
     Due to the current economic environment, the Company has assessed its overall liquidity position and has taken substantive steps to preserve cash and reduce expenses. In the first quarter of 2009, the Company announced an indefinite suspension of its dividend

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2009
and reduced its workforce by approximately eight percent. Additional workforce reductions were implemented in the second and third quarters of 2009.
     At September 30, 2009, the Company had $35,895,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.9:1 at September 30, 2009, compared to 4.7:1 at December 31, 2008. Working capital increased $6,582,000 to $71,879,000 at September 30, 2009 from $65,297,000 at December 31, 2008. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $13,256,000, other current assets of $707,000, a decrease in accrued compensation and benefits of $514,000 and income taxes payable of $1,349,000, offset by increases in deferred revenue of $1,407,000, accounts payable of $1,033,000 and accrued severance charge of $813,000, as well as decreases in inventories of $4,491,000, short term investments of $1,067,000 and accounts receivable of $919,000. The primary source of cash for the nine months ended September 30, 2009, was $14,935,000 from operating activities and $2,522,000 in net sales of short-term and long-term investments. The primary use of cash for the nine months ended September 30, 2009 was $4,282,000 for the purchase of equipment and $612,000 for the payments of dividends, discussed below.
     As of September 30, 2009, the Company held $35,850,000 of auction rate securities classified as long-term investments and $50,000 classified as short-term investments. Please see Note 2. of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2009. As of September 30, 2009, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     During the second quarter of 2009, a subsidiary paid a $612,000 dividend to an outside shareholder, which was accounted for as a reduction in noncontrolling interest. During the fourth quarter of 2009, a subsidiary paid $658,000 to an outside shareholder, which will also be accounted for as a reduction in noncontrolling interest in the fourth quarter of 2009.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $3,980,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2009.
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
September 30, 2009
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes our exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings. Changes in the fair value of the Failed Auction Securities held with BofA attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of September 30, 2009.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2009). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of September 30, 2009, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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

Vicor Corporation
September 30, 2009
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II — Other Information
September 30, 2009
Item 1 — Legal Proceedings
See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 -Financial Statements.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
	Issuer Purchases of Equity Securities			(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 1 - 31, 2009	-	$-	-	$8,541,000
August 1 - 31, 2009	-	$-	-	$8,541,000
September 1 - 30, 2009	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits

Vicor Corporation
Part II — Other Information
September 30, 2009

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

VICOR CORPORATION
Date: November 4, 2009	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)