Form 10-K
period 2009-12-31
VICOR CORP
filed 2010-03-10
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $142,709,000 as of June 30, 2009.

On February 28, 2010, there were 29,898,010 shares of Common Stock outstanding and 11,767,052 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2009 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation.

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

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and market modular power components and complete power systems. Power systems are incorporated into virtually all electronic equipment. In equipment utilizing Alternating Current (“AC”) voltage from a primary source (for example, a wall outlet), a power system converts AC voltage into the stable Direct Current (“DC”) voltage necessary to power subsystems and/or individual applications or “loads”. In many electronic devices, this DC voltage may be further converted to one or more lower voltages required by a range of loads. In equipment utilizing DC voltage from a primary source (for example, a generator or battery pack), the initial DC voltage frequently requires further conversion to one or more lower voltages. Because numerous applications requiring different DC voltages and varied power ratings may exist within an electronic device, and system power architectures themselves vary, we offer an extensive range of products and accessories in a myriad of application-specific configurations.

Since our founding, our product strategy has been driven by innovations in design, largely enabled by our focus on the development of differentiated technologies, which often are implemented in proprietary semiconductor circuitry. Many of our products incorporate a high frequency electronic power conversion technology called zero current / zero voltage switching (“ZCS/ZVS”), which enabled the design of DC-DC converter modules that were much smaller and more efficient than conventional alternatives. Emphasizing the superior power density and performance advantages of this technology, our primary product strategy since our founding has been to offer a comprehensive range of component-level building blocks to configure a power system specific to a customer’s needs. Since introducing and popularizing the encapsulated “brick” during the 1980s, our product focus has been on high density DC-DC converters, which provide the isolation, transformation, regulation, filtering, and/or input protection necessary to power and protect sophisticated electronic loads. A secondary and highly complementary product strategy has been to incorporate our component-level building blocks into complete power systems representing turnkey AC-DC and DC-DC solutions for our customers’ power needs. Our product strategy is now increasingly focused on the next generation of component-level building block, the V*I Chiptm, which incorporates our latest advances in ZCS/ZVS technology and other proprietary power conversion innovations. We believe V*I Chips offer unprecedented power conversion density (i.e., the output power in Watts as a function of the size of the component in cubic inches), performance (i.e., benchmarks related to the capabilities of the component, such as conversion efficiency), and flexibility (i.e., the ability of our customers to implement a broad range of possible configurations).

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

Our business segments are organized by key product lines:

•	Our Brick Business Unit (“BBU”) segment designs, develops, manufactures and markets our modular power converters, known as bricks, and, in 2008, introduced a new line of modular power converter, known as a VI Bricktm, incorporating our V*I Chips into innovative, thermally-enhanced packaging. The BBU also designs, develops, manufactures and markets a line of “configurable” products, which are complete power supplies assembled using our modular power components. The BBU includes the operations of our Westcortm division, which is focused only on configurable products, the operations of Vicor Custom Powertm (previously known as Vicor Integration Architectstm), which is our turnkey custom power solutions business, and the operations of Vicor Japan Company, Ltd. (“VJCL”), which is our Japanese subsidiary.

•	Our V*I Chip Business Unit (“V*I Chip”) consists of V*I Chip Corporation, a wholly-owned subsidiary that designs, develops, manufactures and markets our Factorized Power Architecturetm (“FPA”) products. In April 2003, we introduced FPA, a new power system architecture based on an array of proprietary power conversion innovations building upon our long-standing leadership in the design of power conversion technologies. We believe FPA provides power system designers enhanced performance at a lower cost than can be attained with conventional power architectures. As V*I Chips and FPA represent innovative alternatives to such conventional products and architectures, we established a separate business unit to enable the organizational focus necessary to support early adopters of these disruptive technologies.

•	Our Picor Business Unit (“Picor”) consists of Picor Corporation, a majority-owned subsidiary of Vicor and a fabless designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into Vicor’s products, to be sold as a complement to our products, or for sale to third parties for separate applications. Much of the differentiation of our BBU and V*I Chip products has been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Because of the considerable semiconductor design expertise embodied in this captive organization and the potential for success as a merchant vendor of an expanding portfolio of proprietary circuit designs, we established Picor as a separate business unit to enable organizational focus and to facilitate a distinct go-to-market strategy.

Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, serves as a European distribution center. VLT, Inc. is our wholly-owned licensing subsidiary. VICR Securities Corporation is our wholly-owned subsidiary that holds a significant portion of our investment securities.

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. V*I Chip Corporation also is headquartered in Andover, Massachusetts. Our Westcor division has a design and assembly facility in Sunnyvale, California. Our VJCL subsidiary, which is engaged in sales and customer support activities exclusively for the Japanese market, is located in Tokyo, Japan. Our six Vicor Custom Power locations are geographically distributed around the United States. We have customer support and engineering offices, which we call Technical Support Centers, in the United States, the United Kingdom, France, Germany, Italy, and China. Picor Corporation is headquartered in North Smithfield, Rhode Island.

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

In response to market and technology trends and changes in our customer requirements, we have implemented a strategy addressing both the realities of the current power conversion marketplace and our vision of the long-term direction of that marketplace. Our strategy involves maintaining a viable, profitable legacy business, while investing in the next generation of power management components.

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

Picor is a highly complementary element of our strategy to redefine the competitive landscape in the long-term. Many of the differentiated capabilities of our brick and V*I Chip products have been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Most notably, proprietary, highly advanced microcontroller circuits are found in many of our most successful switching power components. While the majority of Picor’s activities to date have involved supplying integrated circuits for internal use, Picor’s strategy is to become a merchant vendor of innovative power management circuitry, whether in individual packages, multi-chip modules, or subassemblies. As such, Picor’s current and planned products represent a complement to FPA and V*I Chips.

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

The Custom Module Design Systemtm (“CMDS”), a core component of the Vicor PowerBenchtm tool suite on our website, is a proprietary system enabling our customers to specify on-line, and verify in real time, the performance and attributes of its DC-DC converters. Not merely a product configuration tool like those offered by our competitors, the CMDS enables the comprehensive design of DC-DC converters in all of our established brick form factors (i.e., full, half and quarter size), using patented web-based technology. CMDS is an important element of our mass customization strategy.

The VI Brick combines the superior technical attributes of our V*I Chip technology with robust packaging offering superior thermal characteristics and facilitating a range of board mounting alternatives. VI Brick models include high current density / low voltage DC-DC converters, a wide range of highly efficient bus converters, and individual models for both regulation and transformation. We are focusing our product development efforts within the BBU on the design of VI Brick modules.

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

The VIPAC family of power systems is a class of user defined, integrated modular power solution that leverages the latest advances in Maxi, Mini, and Micro DC-DC converter technology and modular front ends. VIPAC combines application specific front end units, a choice of advantageous chassis styles and, in AC input versions, remotely located hold-up capacitors to provide fast, flexible and highly reliable power solutions for a wide range of demanding applications. We are developing new configurable products incorporating our V*I Chip components and expect these products, when introduced, will be very competitive with respect to power density and small form factor.

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

Customer Specific Products

Certain customers rely on us to design, develop and manufacture custom power systems to meet performance and/or form factor requirements that cannot be met with off-the-shelf system solutions. By utilizing our power components as building-blocks in developing these custom power systems, we have been able to meet such customers’ needs with reliable, high power density, turnkey solutions. These low-volume, high value-add products, besides meeting customers’ specific requirements, frequently are designed to function reliably in the harsh environments associated with aerospace and defense applications.

We pursue custom opportunities through our Vicor Custom Power network, which consists of six regional design, assembly and customer support locations. Of the six locations, one is a division, three are either wholly-owned or majority-owned subsidiaries, and two are minority-owned subsidiaries.

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

We believe FPA provides power system designers superior power density, conversion efficiency, transient responsiveness, noise performance, reliability, and design flexibility at a lower overall cost than attained with conventional board level power architectures. We currently offer three V*I Chip modules: the BCMtm (Bus Converter Module), an intermediate bus converter; the PRMtm (Pre-Regulator Module), a non-isolated regulator; and the VTMtm (Voltage Transformation Module), a current multiplier. BCMs and VTMs are offered in full (i.e., 1.1 square inch) and half (i.e., 0.57 square inch) modules, while PRMs are offered only as full modules. A half-size PRM is under development.

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

International sales, as a percentage of total net revenues, were approximately 41% in 2009, 42% in 2008, and 37% in 2007, respectively.

Because of the technically complex nature of our products, we maintain a staff of Field Applications Engineers to support our sales activities. Field Application Engineers provide direct technical sales support worldwide by reviewing new applications and technical matters with existing and potential customers. Product Line Engineers, located in our Andover headquarters, support field application engineers assigned to all of our locations.

We generally warrant our products for a period of two years.

We also sell directly to customers through Vicor Expresstm, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of many standard products. Through Vicor B.V., Vicor Express operates in Germany, France, Italy and England.

Applications and Customers

The applications in which our power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market. Our products are sold worldwide to customers ranging from global OEMs and their contract manufacturers to smaller, independent manufacturers of highly specialized electronic devices. For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of our net revenues.

Backlog

As of December 31, 2009, we had a backlog of approximately $58,500,000 compared to $52,700,000 on December 31, 2008. Backlog is comprised of orders for products for which shipment is scheduled within the next 12 months. A portion of our sales in any quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of our long-term strategy, we are committed to the continued advancement of power conversion technology and power component product development. We invested approximately $31,600,000, $31,400,000, and $30,400,000 in research and development in 2009, 2008, and 2007, respectively. Investment in research and development represented 16.0%, 15.3%, and 15.5% of net revenues in 2009, 2008, and 2007, respectively. We intend to continue to invest a significant percentage of revenues in research and development activities.

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

Competition

The power conversion industry is highly competitive. It remains highly fragmented, despite significant consolidation during the prior decade. Numerous power supply manufacturers target market segments and applications similar to those we target. Several of these competitors have significantly greater financial and marketing resources and longer operating histories than we do.

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

We have been issued 130 patents in the United States (which expire between 2010 and 2026). We also have a number of patent applications pending in the United States, Europe and the Far East. We intend to vigorously protect our rights under these patents. Although we believe patents are an effective way of protecting our technology, there can be no assurances that our patents will prove to be enforceable (see, e.g., Part I, Item 3 — “Legal Proceedings”).

Licensing

In addition to generating revenue from product sales, licensing is an element of our strategy for building worldwide product and technology acceptance and market share. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Licenses are granted and administered through our wholly-owned subsidiary, VLT, Inc., which owns our patents. Revenues from licensing arrangements have not exceeded 10% of our consolidated revenues in any of the last three fiscal years.

Employees

As of December 31, 2009, we employed approximately 938 full time and 30 part time people. On January 14, 2009, we announced a plan to reduce our workforce by approximately eight percent by the end of January 2009. We authorized additional reductions to our workforce in the second and third quarters of 2009.

We believe our continued success depends, in part, on our ability to attract and retain qualified personnel. Although there is strong demand for qualified personnel, we have not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs (see Part I, Item 1A — “Risk Factors”).

None of our employees are subject to a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

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

As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of investors, the market price of our common stock may decline.

The ongoing disruptions in the global economy, as well as continued uncertainty in global financial markets, could materially and adversely affect our business and results of operations.

Continued uncertainty in the world’s financial markets contributed to widespread economic decline in 2009. Global financial markets continue to experience disruptions, including diminished liquidity and credit availability. Further disruption and deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. Any of these items individually, or in combination, could materially and adversely affect our business and the results of operations. In 2009, we took actions to address the effects of the economic crisis, including a reduction in force and the implementation of cost control and reduction efforts. It is possible that we may need to take further cost control and reduction efforts. We cannot predict whether these efforts will be sufficient to offset certain of the negative trends that might impact our business in 2010 or beyond.

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

All modular power components, whether for direct sale to customers or for sale to our subsidiaries and divisions for incorporation into their respective products, are manufactured at our Andover, Massachusetts production facility. Substantial damage to this facility due to fire, natural disaster, power loss or other events could interrupt manufacturing. Any prolonged inability to utilize all or a significant portion of this facility could have a material adverse effect on our results of operations.

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

We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for our new V*I Chip products. We are currently adding equipment to the V*I Chip production line which we expect will more than double capacity once it is fully operational, which is anticipated to occur in the first half of 2010. If overall revenue levels do not increase enough to offset the increased fixed costs, or significant revenues do not materialize for the FPA products, or if there is deterioration in our overall business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time, resulting in impairment charges that could have a material adverse effect on our financial position and results of operations.

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

International sales have been and are expected to be a significant component of total sales. Dependence on foreign third parties for sales and distribution is subject to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Our international customers’ business may be negatively affected by the current crisis in the global credit and financial markets. Sudden or unexpected changes in the foregoing could have a material adverse effect on our results of operations.

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

As of December 31, 2009, we held $33,600,000 of auction rate securities at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by us, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On December 31, 2009, the majority of the auction rate securities held by us were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

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

While we do not currently anticipate the lack of liquidity of our auction rate securities to adversely affect our ability to conduct business, the funds associated with auction rate securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, the underlying securities have matured, or, with respect to certain auction rate securities, we exercise of our contractual right to sell certain auction rate securities, at par value, during a period beginning June 1, 2010, to the broker-dealer through which we purchased such securities.

We may be required to make additional adjustments to the carrying value of our Auction Rate Securities.

In order to record the value of our auction rate securities appropriately each quarter, we have estimated their market value and recorded an impairment charge. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors reported in “Accumulated other comprehensive (loss) income,” a component of Stockholders’ Equity. In determining the amount of credit loss, we compare the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors. Our trading securities are carried at fair value, with unrealized gains and losses recognized through the statement of operations each reporting period. We periodically evaluate if an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss.

The following circumstances, among others, may cause us to record such impairment charges to our Consolidated Statements of Operations:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2009 and remain unresolved. There are no unresolved comments from the Securities and Exchange Commission as of December 31, 2009.

ITEM 2.	PROPERTIES

Our corporate headquarters building in Andover, Massachusetts, which we own, provides approximately 90,000 square feet of office space for our sales, marketing, engineering and administration personnel.

We also own a building of approximately 230,000 square feet in Andover, Massachusetts, which houses all Massachusetts manufacturing activities.

Our Westcor division owns and occupies a building of approximately 31,000 square feet in Sunnyvale, California.

ITEM 3.	LEGAL PROCEEDINGS

As disclosed in prior filings, we received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems, a unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee we had accrued for our litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation-related and other settlements, net” in the Consolidated Statement of Operations. We were subsequently informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.

On February 22, 2007, we announced an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. We have been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of us in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to us, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007 through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000.

Our decision to enter into the settlement followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of our component suppliers prior to 2002. Our writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, we filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. As such, we accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related and other settlements, net” in the Consolidated Statements of Operations, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. During the third quarter of 2009, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

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

We are involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against us cannot be predicted with certainty, we do not expect any current litigation or claims to have a material adverse impact on our financial position or results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

2009	High	Low

First Quarter	$6.75	$3.86
Second Quarter	7.30	4.63
Third Quarter	7.97	6.42
Fourth Quarter	9.68	6.50

2008	High	Low

First Quarter	$15.84	$10.34
Second Quarter	13.18	9.81
Third Quarter	11.49	8.24
Fourth Quarter	9.05	3.80

As of February 28, 2010, there were 239 holders of record of our Common Stock and 16 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

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

During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in dividends, of which $1,168,000 was paid to an outside shareholder. During the year ending December 31, 2009, two subsidiaries paid a total of $4,012,000 in dividends, of which $1,269,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

Issuer Purchases of Equity Securities

				Maximum
				Number (of
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number		Purchased as Part	that May Yet be
	of Shares		of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 — 31, 2009	—	$—	—	$8,541,000
November 1 — 30, 2009	—	$—	—	$8,541,000
December 1 — 31, 2009	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2009.

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

The graph assumes an investment of $100 on December 31, 2004 in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and S&P SmallCap 600 Index

	2004	2005	2006	2007	2008	2009
Vicor Corporation	$100.00	$121.50	$87.02	$125.53	$54.69	$76.95
S&P 500 Index	$100.00	$104.89	$121.46	$128.13	$80.73	$102.08
S&P SmallCap 600 index	$100.00	$107.68	$123.96	$123.59	$85.19	$106.98

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2009 and 2008, and with respect to our balance sheets as of December 31, 2009 and 2008, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the year ended December 31, 2007, and with respect to our balance sheet as of December 31, 2007, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, our previous independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2006 and 2005, and with respect to our balance sheets as of December 31, 2007, 2006 and 2005, are derived from our Consolidated Financial Statements, which are not included herein. As described in Notes 2 and 18 in the Notes to the Consolidated Financial Statements, we changed our accounting and reporting for minority interests, which are now characterized as noncontrolling interests, as of January 1, 2009. As a result, the presentation and disclosure requirements were retroactively applied to minority interest amounts existing as of and for the years ended December 31, 2008, 2007, 2006, and 2005. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2009	2008	2007	2006	2005
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	(In thousands, except per share data)

Net revenues	$197,959	$205,368	$195,827	$192,047	$179,351
Income (loss) from operations	4,773	(1,142)	1,071	(33,182)	3,380
Consolidated net income (loss)	4,093	(1,778)	5,874	(28,497)	4,300
Net income attributable to noncontrolling interest	1,295	1,817	539	562	807
Net income (loss) attributable to Vicor Corporation	2,798	(3,595)	5,335	(29,059)	3,493
Net income (loss) per share — basic and diluted attributable to Vicor Corporation	.07	(.09)	.13	(.69)	.08
Weighted average shares — basic	41,665	41,651	41,597	41,839	41,923
Weighted average shares — diluted	41,671	41,651	41,687	41,839	42,089
Cash dividends per share	$—	$.30	$.30	$.27	$.12

	Year Ended December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	(In thousands)

Working capital	$74,791	$65,297	$114,924	$123,467	$150,385
Total assets	180,577	171,922	192,458	247,461	243,902
Total liabilities	24,511	20,496	23,978	73,696	25,934
Total equity	156,066	151,426	168,480	173,765	217,968

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, manufacture and market modular power components and complete power systems based upon a portfolio of patented technologies. We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market, including telecommunications and networking infrastructure, enterprise and high performance computing, industrial automation, vehicles and transportation, and defense electronics, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. International sales as a percentage of total revenues were approximately 41% in 2009, 42% in 2008 and 37% in 2007, respectively.

We have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets modular power converters and configurable products, and also includes the operations of our Westcor division, the six entities comprising Vicor Custom Power, and VJCL. V*I Chip designs, develops, manufactures and markets our FPA products. Picor develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

For the year ended December 31, 2009, revenues decreased to $197,959,000 from $205,368,000 in 2008. We had income before taxes of $5,455,000 in 2009 as compared to $886,000 in 2008. We reported net income in 2009 of $2,798,000, as compared to a net loss of $(3,595,000) in 2008, and a diluted income per share of $0.07 in 2009 as compared with a diluted loss per share of $(0.09) in 2008. The gross margin for 2009 increased to 44.2%, compared with 42.0% in 2008. The primary components of the increase in gross margin dollars and percentage were due to a more favorable product mix and lower production costs.

The book to bill ratio, calculated as the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, for the third and fourth quarters of 2009 was 1.19:1 and 1.16:1, respectively. The book to bill ratio for the year ended December 31, 2009 and 2008 was 1.03:1. We ended 2009 with approximately $58,500,000 in backlog, representing the total of purchase orders received for which product has not yet been shipped, compared to $52,700,000 at the end of 2008.

Operating expenses for 2009 decreased $4,606,000, or 5.3%, to $82,821,000 from $87,427,000 in 2008, principally due to a decrease in selling, general and administrative expenses of $8,274,000 and an increase in “Gain from litigation-related and other settlements, net” of $669,000, offset by an aggregate pre-tax severance charge of $4,099,000 in connection with workforce reductions implemented during 2009 and an increase in research and development expenses of $238,000. The key decreases in selling, general and administrative expenses were compensation expenses of $3,000,000, legal fees of $1,672,000, audit and tax fees of $923,000, advertising expenses of $886,000, travel expenses of $657,000, training expenses of $245,000 and depreciation and amortization expense of $197,000.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations. In addition, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

“Other income (expense), net” decreased $1,346,000 to $682,000 from $2,028,000 in 2008. The primary reason for the decline was a decrease in interest income of $1,421,000.

Loss from equity method investment (net of tax) decreased $1,688,000 from 2008 to zero in 2009. This was principally due to the equity method investment in Great Wall Semiconductor Corporation (“GWS”) being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter and $555,000 in the fourth quarter of 2008, respectively, and bringing the investment balance in GWS to zero as of December 31, 2008.

In 2009, depreciation and amortization totaled $10,198,000, and capital additions were $10,643,000, compared to $10,515,000 and $8,265,000, respectively, for 2008.

Inventories decreased by approximately $5,324,000, or 20.0%, to $21,357,000 in 2009 as compared with $26,681,000 at the end of 2008. The decrease was primarily attributed to decreases in BBU and V*I Chip inventories of approximately $4,396,000 and $955,000, respectively, in an effort to better align inventory levels with demand.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)

Net revenues	100.0%	100.0%	100.0%
Gross margin	44.2%	42.0%	40.3%
Selling, general and administrative expenses	24.2%	27.4%	25.0%
Research and development expenses	16.0%	15.3%	15.5%
Income (loss) before income taxes	2.8%	0.4%	3.1%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As described in Notes 2 and 18 in the Notes to the Consolidated Financial Statements, we adopted the new accounting standard for noncontrolling interests and changed the reporting for minority interests, which are now characterized as noncontrolling interests as of January 1, 2009. Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements in this Form 10-K.

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

Fair Value Measurements

We account for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. If management made different assumptions or judgments, material differences in fair values could occur.

Short Term and Long-Term Investments

Our short-term and long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors reported in “Accumulated other comprehensive (loss) income,” a component of Total Equity. In determining the amount of credit loss, we compare the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors. Trading securities are carried at fair value, with unrealized gains and losses recognized through the statement of operations each reporting period. We periodically evaluate if an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. We consider a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.

As of December 31, 2009, we held $33,600,000 of auction rate securities at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to ninety days. The auction rate securities held by us, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On December 31, 2009, the majority of the auction rate securities we held were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

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

As of December 31, 2009, we held auction rate securities that had experienced failed auctions totaling $33,600,000 at par value (the “Failed Auction Securities”), of which $2,150,000 was redeemed at par subsequent to December 31, 2009. Management is not aware of any reason to believe any of the issues of the Failed Auction Securities we hold are presently at risk of default. Through December 31, 2009, we have continued to receive interest payments on the Failed Auction Securities in accordance with their terms. We believe that all of our auction rate security investments will ultimately be liquidated without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led us to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, we continued to classify the Failed Auction Securities as long-term as of December 31, 2009, except for the $2,150,000 redeemed at par subsequent to December 31, 2009, which was reclassified as short-term.

In November 2008, we entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities at par value that we held with a broker-dealer affiliate of UBS (the “UBS ARS”), of which $4,400,000 have subsequently been redeemed at par. The agreement provides us a contractual right (the “ARS Right”) that entitles us to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, we are entitled to receive interest payments on our auction rate securities in accordance with their terms. The terms and conditions of the settlement include a release of claims against UBS and its affiliates. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. We elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods.

The remaining balance of our auction rate securities, classified as available-for-sale securities, is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). While the Failed Auction Securities are all highly rated investments, continued failure to sell at their reset dates, changes in the market conditions or declines in credit ratings could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods.

Long-Lived Assets

We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets when events or circumstances indicate a potential impairment. We periodically assess the remaining use of fixed assets based upon operating results and cash flows from operations. Equipment has been written-down as a result of these assessments as necessary. Goodwill is tested for potential impairment at least annually at the reporting unit level.

Stock-Based Compensation

We record stock-based compensation expense based on the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, forfeiture rate, a risk-free interest rate and dividend yields. Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation would occur.

Product Warranties

We generally warrant our products for a period of two years. We maintain allowances for estimated product returns under warranty based upon a review of known or potential product failures in the field and upon historical patterns of product returns. If unforeseen product issues arise or product returns increase above expected rates, additional allowances may be required.

Income Taxes

We recognize deferred tax assets and liabilities using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have assessed the need for a valuation allowance against these deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted on December 31, 2009. In reaching this conclusion, we evaluated all relevant criteria, including the existence of significant temporary differences reversing in the carryforward period. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires us to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates.

We follow a two-step process to determine the amount of tax benefit to recognize in our financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. We accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. If the judgments and estimates made by us are not correct, the unrecognized tax benefits may have to be adjusted, and the adjustments could be material.

Contingencies

From time to time, we receive notices of product failure claims, infringement of patent or intellectual property rights of others or for other claims. We periodically assess each matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

Year ended December 31, 2009 compared to Year ended December 31, 2008

Net revenues for fiscal 2009 were $197,959,000, a decrease of $7,409,000 or 3.6%, as compared to $205,368,000 for the same period in 2008.

The components of revenue were as follows (dollars in thousands):

	December 31,		Increase (decrease)
	2009	2008	$	%

BBU	$187,359	$189,360	$(2,001)	(1.1)%
V*I Chip	8,581	14,991	(6,410)	(42.8)%
Picor	2,019	1,017	1,002	98.5%

Total	$197,959	$205,368	$(7,409)	(3.6)%

Orders for fiscal year 2009 decreased by 3.6% compared with 2008. This decrease was caused by a decrease in BBU orders during the period of 4.8%, offset by an increase in V*I Chip orders of 6.1% and an increase in Picor orders of 140.1%. The book-to-bill ratio for fiscal year 2009 and 2008 was 1.03:1.

Gross margin for fiscal 2009 increased $1,309,000, or 1.5%, to $87,594,000 from $86,285,000 in 2008. Gross margin as a percentage of net revenues increased to 44.2% from 42.0% compared to the same period a year ago. The increase in gross margin dollars and gross margin percentage was the result of a more favorable product mix, principally due to increased shipments of higher gross margin products from the Vicor Custom Power subsidiaries and a decrease in shipments of lower gross margin V*I Chip products. Lower production costs also contributed to the higher gross margin.

Selling, general and administrative expenses were $47,932,000 for 2009, a decrease of $8,274,000, or 14.7%, as compared to $56,206,000 for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.2% from 27.4%.

The components of the $8,274,000 decrease were as follows (in thousands):

	Increase (decrease)

Compensation	$(3,000)	(10.6	)%(1)
Legal fees	(1,672)	(61.7	)%(2)
Audit and tax fees	(923)	(42.6	)%(4)
Advertising expenses	(886)	(27.9	)%(3)
Travel expenses	(657)	(29.2	)%(5)
Training expenses	(245)	(17.0)%
Depreciation and amortization	(197)	(5.8)%
International office expenses	(104)	(28.5)%
Employment advertising and recruiting	(97)	(87.0)%
Facilities expense	(53)	(3.3)%
Stockholder reporting	(82)	(32.7)%
Commissions expense	75	1.2%
Other, net	(433)	(10.9)%

	$(8,274)	(14.7)%

(1)	Decrease primarily attributable to the workforce reductions completed in 2009.

(2)	Decrease primarily attributed to a decrease in activity associated with our lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2009 compared to 2008.

(3)	Decrease primarily attributed to decreased advertising in trade publications.

(4)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(5)	Represents an overall reduction in travel across all business units and functional groups.

Research and development expenses increased $238,000, or 0.8%, to $31,636,000 in 2009 from $31,398,000 in 2008. As a percentage of net revenues, research and development increased to 16.0% from 15.3%.

The components of the $238,000 increase were as follows (in thousands):

	Increase (decrease)

Project materials	$710	19.5	%(1)
Picor non-recurring engineering charges	371	(79.2	)%(2)
Set-up and tooling expenses	55	38.0%
Travel expenses	(83)	(30.2)%
Compensation	(380)	(1.6	)%(3)
Deferred costs	(666)	368.5	%(4)
Other, net	231	(4.5)%

	$238	0.8%

(1)	Increase primarily attributed to an increase in materials associated with the development of V*I Chip and Picor products.

(2)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.

(3)	Decrease primarily attributable to the workforce reduction completed in the first quarter of 2009.

(4)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

On January 14, 2009, senior management authorized and we announced a plan to reduce our workforce by approximately eight percent by the end of January 2009. Senior management authorized additional reductions to our workforce in the second and third quarters of 2009. We completed these reductions in workforce and recorded pre-tax charges for severance and other employee-related costs of $4,099,000 for 2009.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations. In addition, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

The major changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2009	2008	(Decrease)
	(as adjusted)

Interest income	$717	$2,138	$(1,421)
Unrealized gain (loss) on trading securities	1,268	(2,238)	3,506
Unrealized gain (loss) on auction rate securities rights	(964)	1,926	(2,890)
Credit losses on available for sale securities	(464)	—	(464)
Foreign currency gains, net	35	82	(47)
Gain on disposal of equipment	30	19	11
Other	60	101	(41)

	$682	$2,028	$(1,346)

The decrease in interest income is due to lower average balances on our cash equivalents and short and long-term investments as well as a decrease in interest rates. The unrealized gains (losses) and credit loss on our auction rate securities and securities rights results from the change in fair value of these investments during the period.

Income (loss) before income taxes was $5,455,000 in 2009 compared to $886,000 for 2008.

The provision for income taxes and the effective income tax rate for the year ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Year Ended
	December 31,
	2009	2008
		(as adjusted)

Provision for income taxes	$1,362	$976
Effective income tax rate	25.0%	110.2%

The lower effective income tax rate for the year ended December 31, 2009 compared to the same period in 2008 is principally due an increase in income before income taxes from $886,000 in 2008 to $5,455,000 in 2009, with only a $386,000 increase in the provision for income taxes from 2008 to 2009. The provision for income taxes was higher in 2009 than 2008 due to a reduction in tax reserves due to closing tax periods in certain jurisdictions of $1,123,000 in 2008, partially offset by higher estimated federal and state income taxes for one of the minority-owned subsidiaries that is not part of our consolidated tax return in 2008 compared to 2009.

Loss from equity method investment (net of tax) decreased from $1,688,000 in 2008 to $0 in 2009. This was principally due to the equity method investment in GWS being adjusted for a decline in value judged to be other than temporary of $706,000 in the first quarter of 2008 and $555,000 in the fourth quarter, respectively, the allocation of equity method losses for 2008, and bringing the investment balance in GWS to zero as of December 31, 2008.

Net income of noncontrolling interest decreased $522,000 from $1,817,000 for 2008 to $1,295,000 in 2009. This was due to lower net income at certain entities in which we hold a noncontrolling interest.

Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.07 for the year ended December 31, 2009 compared to $(0.09) for the year ended December 31, 2008.

Year ended December 31, 2008 compared to Year ended December 31, 2007

Net revenues for fiscal 2008 were $205,368,000, an increase of $9,541,000 or 4.9%, as compared to $195,827,000 for the same period in 2007.

The components of revenue were as follows (dollars in thousands):

	December 31,		Increase (decrease)
	2008	2007	$	%

BBU	$189,360	$185,827	$3,533	1.9%
V*I Chip	14,991	8,873	6,118	69.0%
Picor	1,017	1,127	(110)	(9.8)%

Total	$205,368	$195,827	$9,541	4.9%

Orders for fiscal year 2008 increased by 2.7% compared with 2007. This increase was caused by an increase in BBU orders during the period of 3.2%, offset by a decrease in V*I Chip orders. The book-to-bill ratio for fiscal year 2008 was 1.03:1 as compared to 1.05:1 for the same period a year ago.

Gross margin for fiscal 2008 increased $7,276,000, or 9.2%, to $86,285,000 from $79,009,000 in 2007 and increased as a percentage of revenues to 42.0% from 40.3%. The primary component of the change in gross margin dollars and gross margin percentage was the increase in net revenues from the sale of both BBU and V*I Chip products, improved product mix and pricing, and improved BBU manufacturing efficiency, as well as lower product returns and warranty expense than incurred in 2007. During the third quarter of 2007, we replaced certain products and established reserves for future replacements of these products, which were manufactured with a purchased component that exhibited an unacceptable failure rate. As a result, gross margin in the third and second quarters of 2007 were negatively impacted by approximately $720,000 and $260,000, respectively, from a combination of product returns that affected net revenues and charges to cost of revenues for warranty costs.

Selling, general and administrative expenses were $56,206,000 for 2008, an increase of $7,287,000, or 14.9%, as compared to $48,919,000 for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 27.4% from 25.0%.

The components of the $7,287,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$4,186	17.3	%(1)
Commissions expense	560	9.7	%(2)
Advertising expense	485	18.0	%(3)
Legal fees	440	19.4	%(4)
Audit and tax fees	332	18.1	%(5)
Training, consultants and computer expense	290	25.1%
Travel expense	234	11.6%
Outside services	79	14.3%
Other, net	681	8.1%

	$7,287	14.9%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008 and increases in headcount. The increase in compensation expense included previously unidentified compensation-related accruals of $320,000 for certain of our international subsidiaries and additional stock compensation expense of $90,000 identified and recorded in the first quarter of 2008. The impact on the first quarter of 2008, as well as on prior periods, was not material. The figure includes annual compensation adjustments and related personnel expenses associated with VJCL and Vicor Custom Power entities.

(2)	Increase due to changes in the mix of revenues subject to commissions, primarily caused by an increase in Vicor Custom Power revenues.

(3)	Increase primarily attributed to increases in advertising and web development expenses.

(4)	Increase primarily attributed to our lawsuit brought against certain of our insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation, primarily in the fourth quarter of 2008.

(5)	Increase primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS.

Research and development expenses increased $1,026,000, or 3.4%, to $31,398,000 in 2008 from $30,372,000 in 2007. As a percentage of net revenues, research and development decreased to 15.3% from 15.5%.

The components of the $1,026,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$1,390	6.4	%(1)
Picor non-recurring engineering charges	245	34.4	%(2)
Travel expense	99	56.5%
Outside services	59	60.6%
Project materials	(425)	(10.5	)%(3)
Training expense	(58)	(49.5)%
Other, net	(284)	(6.2)%

	$1,026	(3.4)%

(1)	Increase primarily attributed to annual compensation adjustments in May 2008.

(2)	The Picor business unit provides engineering services to BBU and V*I Chip segments to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.

(3)	Decrease attributed to reduced expenses at Picor and the BBU of $1,134,000, partially offset by increases due to the re-engineering of certain V*I Chip materials and processes of $509,000.

In the second quarter of 2007, we received total payments of $1,770,000 in full settlement of our patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee we accrued for our litigation counsel, has been included in “(Gain) loss from litigation-related settlements, net” in the accompanying Consolidated Statement of Operations. We subsequently were informed by our litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008. In addition, in connection with a court award for Exar and Rohm in December 2007 (see Part I - Item 3. — Legal Proceedings), we accrued $240,000 in the second quarter of 2007, included in ‘‘(Gain) loss from litigation-related settlements, net” in the Consolidated Statements of Operations as a result of the court’s decision, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full.

The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2008	2007	(Decrease)
	(as adjusted)	(as adjusted)

Interest income	$2,138	$4,484	$(2,346)
Unrealized gain on auction rate securities rights	1,926	—	1,926
Unrealized loss on trading securities	(2,238)	—	(2,238)
Foreign currency gains, net	82	186	(104)
Gain on disposal of equipment	19	129	(110)
Other	101	128	(27)

	$2,028	$4,927	$(2,899)

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

In November 2008, we entered into a settlement agreement with UBS regarding $18,300,000 of Failed Auction Securities, at par value, we held with a broker-dealer affiliate of UBS. This settlement provides us with a contractual right by which we may sell the Failed Auction Securities held with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, we remain entitled to receive interest payments on the securities in accordance with their terms. The terms and conditions of the settlement include a release of claims against UBS and its affiliates. The right is a separate freestanding instrument accounted for separately from the UBS ARS and is being accounted for as a purchased put option. We elected fair value accounting for the right. We made this election to mitigate volatility in earnings caused by accounting for the receipt of the right and the underlying securities under different methods. The right was initially recorded at a fair value of approximately $1,926,000, with the offset recorded as an unrealized gain in “Other income (expense), net”. Because we entered into this agreement with UBS, the total amount of the Failed Auction Securities previously reported as “available-for-sale” have been reclassified as “trading” securities. Based on the fair value measurements described in Note 5 to the Consolidated Financial Statements, we estimated the fair value of the Failed Auction Securities held with UBS on December 31, 2008 to be approximately $16,062,000, compared with a par value of $18,300,000. The difference of $2,238,000 has been recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statement of Operations.

Income (loss) before income taxes was $886,000 in 2008 compared to $5,998,000 for 2007.

The provision for income taxes and the effective income tax rate for the year ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended
	December 31,
	2008	2007
	(as adjusted)	(as adjusted)

Provision (benefit) for income taxes	$976	$(1,015)
Effective income tax rate	110.2%	(16.9)%

The increase in the effective income tax rate for the year ended December 31, 2008 compared to the comparable period in 2007 is primarily due to a decrease in income before taxes of $5,998,000 in 2007 to income before taxes of $886,000 in 2008, a lower reduction in tax reserves due to closing tax periods in certain jurisdictions in 2008 compared to 2007 and higher pre-tax income and therefore, higher estimated federal and state income taxes for one of the minority-owned subsidiaries that is not part of our consolidated income tax return in 2008. In addition, we reversed approximately $300,000 of excess tax reserves in the second quarter of 2007 and recorded a discrete item of $169,000, representing refunds of interest received and recorded as a benefit during the first quarter of 2007 in connection with an Internal Revenue Service audit.

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

Net income of noncontrolling interest increased $1,278,000 to $1,817,000 in 2008 from $539,000 for 2007. This was due to higher net income at certain entities in which we hold a noncontrolling interest.

Basic and diluted income (loss) per share attributable to Vicor Corporation was $(0.09) for the year ended December 31, 2008, compared to $0.13 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Due to the current economic environment, we have assessed our overall liquidity position and have taken substantive steps to preserve cash and reduce expenses. In the first quarter of 2009, we announced an indefinite suspension of our dividend and reduced our workforce by approximately eight percent. Additional workforce reductions were implemented in the second and third quarters of 2009.

At December 31, 2009, we had $40,224,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.6:1 at December 31, 2009, compared to 4.7:1 at December 31, 2008. Working capital increased $9,494,000 to $74,791,000 at December 31, 2009 from $65,297,000 at December 31, 2008. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $17,585,000, other current assets of $2,066,000, short term investments of $810,000, a decrease in income taxes payable of $1,289,000 and accrued compensation and benefits of $1,043,000, offset by increases in accounts payable of $3,866,000, deferred revenue of $1,859,000, and accrued severance charge of $259,000, as well as decreases in inventories of $5,324,000 and accounts receivable of $2,192,000. The primary source of cash for the year ended December 31, 2009, was $24,798,000 from operating activities and $4,955,000 in net sales of short-term and long-term investments. The primary use of cash for the year ended December 31, 2009 was $10,643,000 for the purchase of equipment and $1,269,000 for the payments of dividends, discussed below.

As of December 31, 2009, we held $31,500,000 of auction rate securities classified as long-term investments and $2,100,000 classified as short-term investments. Please see Note 4. of the Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2009. As of December 31, 2009, we had approximately $8,541,000 remaining under the November 2000 Plan.

During the year ending December 31, 2009, two subsidiaries paid a total of $4,690,000 in dividends, of which $1,269,000 was paid to outside shareholders and accounted for as a reduction in noncontrolling interest.

The table below summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating lease obligations	$3,159	$1,260	$1,553	$314	$32
Purchase obligations	1,335	304	626	405	—

Total	$4,494	$1,564	$2,179	$719	$32

We also have a contract with a third-party to supply nitrogen for our manufacturing and research and development activities. Under the contract, we are obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $340,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $44,000 on December 31, 2009.

Our primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. We believe cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $1,764,000 of capital expenditure commitments, principally for manufacturing equipment, as of December 31, 2009.

Based on our ability to access cash and other short-term investments and our expected operating cash flows, we do not anticipate that the current lack of liquidity of our auction rate securities will affect our ability to execute our current operating plan.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings. Changes in the fair value of the Failed Auction Securities held with BofA attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of December 31, 2009. We estimate that our annual interest income would change by approximately $1,200,000 in 2009 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, we believes market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing on December 31, 2009, we estimate that a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $80,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vicor Corporation:

We have audited the accompanying consolidated balance sheets of Vicor Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years in the period ended December 31, 2009 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for noncontrolling interests and its method of accounting for multiple-deliverable revenue arrangements effective January 1, 2009. As discussed in Note 4 to the Consolidated Financial Statements, the Company changed its method of evaluating other-than-temporary impairments due to the adoption of new accounting requirements effective June 30, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Vicor Corporation

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Vicor Corporation for the year ended December 31, 2007. Our audit also included the financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vicor Corporation for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2008, except for Note 18,
as to which the date is March 10, 2010

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
		(as adjusted)
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,224	$22,639
Restricted cash equivalents	192	176
Short-term investments	2,583	1,773
Accounts receivable, less allowance of $260 in 2009 and $300 in 2008	26,565	28,757
Inventories, net	21,357	26,681
Deferred tax assets	181	451
Other current assets	4,345	2,279

Total current assets	95,447	82,756
Restricted cash and cash equivalents	223	561
Long-term investments, net	29,995	33,735
Auction rate securities rights	962	1,926
Property, plant and equipment, net	49,009	48,254
Other assets	4,941	4,690

	$180,577	$171,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,458	$5,592
Accrued compensation and benefits	5,740	6,783
Accrued expenses	2,618	2,911
Accrual for litigation settlements	—	162
Accrued severance charges	259	—
Income taxes payable	60	1,349
Deferred revenue	2,521	662

Total current liabilities	20,656	17,459
Long-term deferred revenue	2,196	1,118
Long-term income taxes payable	384	259
Deferred income taxes	1,275	1,660
Equity:
Vicor Corporation stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,767,052 shares issued and outstanding (11,767,052 shares issued and outstanding in 2008)	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 38,296,408 shares issued and 29,898,010 shares outstanding (38,295,908 shares issued and 29,897,510 shares outstanding in 2008)	384	384
Additional paid-in capital	161,746	161,089
Retained earnings	112,972	110,174
Accumulated other comprehensive loss	(1,608)	(2,767)
Treasury stock at cost: 8,398,398 shares in 2009 and 2008	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	151,785	147,171
Noncontrolling interest	4,281	4,255

Total equity	156,066	151,426

	$180,577	$171,922

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
		(as adjusted)	(as adjusted)
	(In thousands, except per share amounts)

Net revenues	$197,959	$205,368	$195,827
Cost of revenues	110,365	119,083	116,818

Gross margin	87,594	86,285	79,009
Operating expenses:
Selling, general and administrative	47,932	56,206	48,919
Research and development	31,636	31,398	30,372
Severance charges	4,099	—	—
Gain from litigation-related and other settlements, net	(846)	(177)	(1,353)

Total operating expenses	82,821	87,427	77,938

Income (loss) from operations	4,773	(1,142)	1,071
Other income (expense), net:
Total other than temporary impairment gains on available-for-sale securities	759	—	—
Portion of gain recognized in other comprehensive income	(1,223)	—	—

Net impairment losses recognized in earnings	(464)	—	—
Other income (expense), net	1,146	2,028	4,927

Total other income (expense), net	682	2,028	4,927

Income before income taxes	5,455	886	5,998
Provision (benefit) for income taxes	1,362	976	(1,015)
Loss from equity method investment (net of tax)	—	1,688	1,139

Consolidated net income (loss)	4,093	(1,778)	5,874
Less: Net income attributable to noncontrolling interest	1,295	1,817	539

Net income (loss) attributable to Vicor Corporation	$2,798	$(3,595)	$5,335

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.07	$(0.09)	$0.13
Diluted	$0.07	$(0.09)	$0.13
Shares used to compute net income (loss) per common share
attributable to Vicor Corporation:
Basic	41,665	41,651	41,597
Diluted	41,671	41,651	41,687
Cash dividends declared per share	$—	$0.30	$0.30

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
		(as adjusted)	(as adjusted)
	(In thousands)

Operating activities:
Consolidated net income (loss)	$4,093	$(1,778)	$5,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,198	10,515	11,619
Severance charges	4,099	—	—
Unrealized (gain) loss on trading securities	(1,268)	2,238	—
Stock compensation expense	657	1,121	667
Credit loss on available for sale securities	464	—	—
Unrealized gain on acquisition of auction rate security rights	—	(1,926)	—
Unrealized loss on auction rate security rights	964	—	—
Increase in long-term deferred revenue	1,078	1,076	—
Accretion of bond discount	—	—	(465)
Deferred income taxes	(74)	127	104
Gain on disposal of equipment	(30)	(22)	(129)
Loss from equity method investee (net of tax)	—	1,688	1,139
Change in current assets and liabilities, net	4,617	(3,976)	(36,628)

Net cash provided by (used in) operating activities	24,798	9,063	(17,819)
Investing activities:
Purchases of investments	(1,695)	(11,574)	(138,642)
Sales and maturities of investments	6,650	28,004	163,298
Additions to property, plant and equipment	(10,643)	(8,265)	(9,856)
Purchase of equity method investment	—	(1,000)	(1,000)
Proceeds from sale of equipment	32	25	129
Change in restricted cash	322	215	93
Increase in other assets	(572)	(229)	(120)

Net cash (used in) provided by investing activities	(5,906)	7,176	13,902
Financing activities:
Proceeds from issuance of Common Stock	—	202	645
Common stock dividends paid	—	(12,494)	(12,477)
Noncontrolling interest dividends paid	(1,269)	(1,168)	(92)

Net cash provided by (used in) financing activities	(1,269)	(13,460)	(11,924)
Effect of foreign exchange rates on cash	(38)	(157)	(2)

Net increase (decrease) in cash and cash equivalents	17,585	2,622	(15,843)
Cash and cash equivalents at beginning of period	22,639	20,017	35,860

Cash and cash equivalents at end of period	$40,224	$22,639	$20,017

Change in assets and liabilities:
Accounts receivable	2,148	3,684	(1,546)
Insurance receivable for litigation	—	—	12,800
Inventories, net	5,291	(3,311)	(997)
Other current assets	(2,065)	559	83
Accounts payable and accrued liabilities	2,550	(4,410)	2,840
Accrued severance	(3,840)	—	—
Accrual for litigation settlement	(162)	(78)	(49,760)
Income taxes payable	(1,164)	(141)	(955)
Deferred revenue	1,859	(279)	907

	$4,617	$(3,976)	$(36,628)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$3,122	$602	$(380)

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2009, 2008 and 2007

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
				(In thousands)

Balance on December 31, 2006 (as adjusted)	$119	$382	$158,021	$133,405	$72	$(121,827)	$170,172	$3,593	$173,765
Sales of Common Stock		1	644				645		645
Conversion of Class B Common Stock to Common Stock	(1)	1					—		—
Common stock dividends paid				(12,477)			(12,477)		(12,477)
Noncontrolling interest dividend paid				—			—	(92)	(92)
Stock-based compensation expense			667				667		667
Net income				5,335			5,335	539	5,874
Unrealized gain on investments					5		5		5
Currency translation adjustments					93		93		93

Comprehensive income							5,433		5,972

Balance on December 31, 2007 (as adjusted)	118	384	159,332	126,263	170	(121,827)	164,440	4,040	168,480
Sales of Common Stock			202				202		202
Common stock dividends paid				(12,494)			(12,494)		(12,494)
Noncontrolling interest dividends paid								(1,168)	(1,168)
Stock-based compensation expense			1,121				1,121		1,121
Noncontrolling interest adjustment(1)			434				434	(434)	—
Net loss				(3,595)			(3,595)	1,817	(1,778)
Unrealized loss on investments					(3,314)		(3,314)		(3,314)
Currency translation adjustments, net of tax of $226					377		377		377

Comprehensive loss							(6,532)		(4,715)

Balance on December 31, 2008 (as adjusted)	118	384	161,089	110,174	$(2,767)	(121,827)	147,171	4,255	151,426
Noncontrolling interest dividends paid							—	(1,269)	(1,269)
Stock-based compensation expense			657				657		657
Net income				2,798			2,798	1,295	4,093
Unrealized gain on investments					1,223		1,223		1,223
Currency translation adjustments, net of tax of $30					(64)		(64)		(64)

Comprehensive income							3,957		5,252

Balance on December 31, 2009	$118	$384	$161,746	$112,972	$(1,608)	$(121,827)	$151,785	$4,281	$156,066

(1)	A noncontrolling interest had a redemption of preferred stock that resulted in a $434,000 adjustment to Additional Paid-In-Capital.

See accompanying notes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain of the Company’s Vicor Custom Power entities are not majority owned by the Company. These entities are consolidated by the Company as management believes that the Company has the ability to exercise control over their activities and operations.

Basis of Presentation

As of January 1, 2009, the Company adopted the new accounting standard for noncontrolling interests and changed the reporting for minority interests, which are now recharacterized as noncontrolling interests. Noncontrolling interests are classified in the balance sheet as a component of equity and the amounts of consolidated net income (loss) attributable to both parent and the noncontrolling interest are now separately presented in the statement of operations. The presentation and disclosure requirements were retroactively applied to minority interest amounts existing as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 in the accompanying Consolidated Financial Statements (See Note 18).

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

The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. In September 2009, the Financial Accounting Standards Board (“FASB”) amended existing revenue recognition accounting standards for multiple-element arrangements. The new guidance changes the requirements for establishing separate units of accounting and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the undelivered elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“ESP”) if neither VSOE or TPE is available. As permitted, the Company elected to early adopt this new accounting guidance during the fourth quarter of 2009 on a prospective basis for transactions originating or materially modified on or after January 1, 2009. The impact of adopting this new accounting standard was not material to the Company’s financial statements, nor did it materially change the pattern or timing of revenue recognition.

The Company enters into arrangements containing multiple elements which may include a combination of non-recurring engineering services (“NRE”), prototype units and production units. The Company has determined that the NRE and prototype units represent one unit of accounting and the production units a

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

separate unit of accounting, based on an assessment of the respective standalone value. When possible, revenue is allocated to the elements based on VSOE or TPE for each element. For arrangements where VSOE or TPE cannot be established, the Company uses ESP for the allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a standalone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross margin objectives, current market conditions, information gathered from experience in customer negotiations and the competitive landscape.

The Company defers revenue recognition for the NRE and prototype units until completion of the final milestone under the NRE arrangement. Recognition generally takes place within six to twelve months of the initiation of the arrangement. Revenue for the production units is recognized upon shipment, as for product revenue, as summarized above. For certain multiple-element arrangements entered into prior to January 1, 2009 which contained a combination of technical support services, NRE, minimum license payments and future royalties, separate units of accounting could not be established. Therefore, revenue under these arrangements is deferred and recognized over the term of the arrangement. During 2009, 2008 and 2007, revenue recognized under multi-element arrangements accounted for less than 2% of net revenues. While the impact of the new guidance on future multi-element arrangements may result in earlier recognition of revenue in future periods, the impact cannot be reasonably estimated as it will vary on the nature and number of new arrangements in any given period.

Foreign currency translation

The financial statements of Vicor Japan Company, Ltd. (“VJCL”), a majority owned subsidiary, for which the functional currency is the Japanese yen, have been translated into U.S. dollars using the exchange rate in effect at the balance sheet date for balance sheet amounts and the average exchange rates in effect during the year for income statement amounts. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

Transaction gains and losses and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income (expense), net. Foreign currency gains included in other income (expense), net, were approximately $35,000, $82,000, and $186,000 in 2009, 2008 and 2007, respectively.

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

The Company’s short-term and long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors reported in “Accumulated other comprehensive (loss) income,” a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors. Trading securities are carried at fair value, with unrealized gains and losses recognized through the statement of operations each reporting period. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in other income (expense), net. The Company periodically evaluates if an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.

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

The Company uses the fair value option for certain financial assets, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a case-by-case basis.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company’s short-term and long-term investments consist of highly rated (AAA/Aaa) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of March 10, 2010, the Company was holding a total of approximately $30,800,000 in auction rate securities, the significant majority of which are student loan backed securities. Through March 10, 2010, auctions held for all of the Company’s auction rate securities have failed. The funds associated with auction rate securities that have failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. Credit losses have consistently been within management’s expectations.

Goodwill, other intangible assets, and long-lived assets

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

Other investments

The Company accounts for its investment in Great Wall Semiconductor Corporation (“GWS”) under the equity method of accounting.

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $1,969,000, $2,735,000 and $2,205,000 in advertising costs during 2009, 2008 and 2007, respectively.

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

Net income (loss) per common share

The Company computes basic earnings per share using the weighted average number of common shares outstanding and diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, if any. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2009	2008	2007
		(as adjusted)	(as adjusted)

Numerator:
Net income (loss) attributable to Vicor Corporation	$2,798	$(3,595)	$5,335

Denominator:
Denominator for basic income (loss) per share-weighted average shares(1)	41,665	41,651	41,597
Effect of dilutive securities:
Employee stock options(2)	6	—	90

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions(3)	41,671	41,651	41,687

Basic income (loss) per share	$0.07	$(0.09)	$0.13

Diluted income (loss) per share	$0.07	$(0.09)	$0.13

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 720,823 and 968,575 shares of Common Stock were outstanding in 2009 and 2007, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

would have been antidilutive. Options to purchase 1,084,175 shares of Common Stock in 2008 were not included in the calculation of net loss per share as the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes or the expected reversal.

The Company follows a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. Additionally, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Stock-based compensation

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense is recognized on a straight-line basis over the service period of the award, which is generally five years for stock options.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets, fair value of short and long-term investments, allowances for doubtful accounts, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Comprehensive (loss) income

The components of comprehensive income (loss) include, in addition to net income (loss), unrealized gains and losses on investments, net of tax and foreign currency translation adjustments related to VJCL.

Impact of recently issued accounting standards

For fiscal 2010, the Company will need to consider new accounting guidance related to the Consolidation of Variable Interest Entities. The new accounting standard replaces the quantitative-based risks and rewards

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also provides additional reconsideration events for determining whether an entity is a variable interest entity and requirements for ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The new guidance is effective for the Company as of January 1, 2010. The adoption of this new accounting standard will not have a material effect on the Company’s financial position or results from operations.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures. The new guidance will require more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new accounting standard will be effective for the first interim or annual reporting period beginning after December 15, 2010. The Company does not believe the new accounting standard will have a material effect on the Company’s financial position or results from operations.

In August 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard to clarify how a reporting entity should estimate the fair value of liabilities by using certain specified valuation techniques to measure fair value when the quoted price in an active market for the identical liability is not available. The new accounting standard was effective for the first interim or annual reporting period beginning after August 28, 2009 (October 1, 2009 for a calendar-year entity). The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

1998 Stock Option and Incentive Plan (the “1998 Plan”) — The 1998 Plan permitted the grant of share options to its employees and other key persons, including non-employee directors for the purchase of up to 2,000,000 shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1998 Plan.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

1993 Stock Option Plan (the “1993 Plan”) — The 1993 Plan permitted the grant of share options to its employees and non-employee directors for the purchase of up to 4,000,000 shares of common stock. As a result of the approval of the 2000 Plan, no further grants were made under the 1993 Plan.

Picor Corporation (“Picor”), a privately held majority-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — The 2001 Picor Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for the purchase of up to 10,000,000 shares of common stock.

V*I Chip Corporation (“V*I Chip”), a privately held wholly-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 V*I Chip Plan”) — The 2007 V*I Chip Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for the purchase of up to 12,000,000 shares of common stock.

All option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at a price equal to or greater than the estimated fair value for both Picor and V*I Chip at the date of grant. Options vest over various periods of up to five years and may be exercised for up to 10 years from the date of grant, which is the maximum contractual term. The Company uses the graded attribution method to recognize expense for all stock-based awards.

Stock compensation expense for the years ended December 31, 2009, 2008, 2007 was as follows (in thousands):

	2009	2008	2007

Cost of revenues	$20	$52	$47
Selling, general and administrative	456	818	368
Research and development	181	251	252

Total stock based compensation	$657	$1,121	$667

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

Vicor:	2009	2008	2007

Risk-free interest rate	1.1%	2.8%	4.7%
Expected dividend yield	1.0%	2.6%	1.8%
Expected volatility	67%	47%	49%
Expected lives (years)	2.7	3.1	3.8

Picor:	2009(1)	2008	2007

Risk-free interest rate	—	3.7%	4.7%
Expected dividend yield	—	—	—
Expected volatility	—	56%	43%
Expected lives (years)	—	6.5	6.5

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

V*I Chip:	2009(1)	2008	2007

Risk-free interest rate	—	3.7%	4.6%
Expected dividend yield	—	—	—
Expected volatility	—	61%	65%
Expected lives (years)	—	6.5	6.5

(1)	There were no Picor or V*I Chip options granted during 2009.

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

Picor and V*I Chip— Due to the lack of historical information, the “simplified” method as prescribed by the Security and Exchange Commission was used to determine the expected term.

Forfeiture rate

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 75% of its options will actually vest, and therefore has applied an annual forfeiture rate of 9.5% to all unvested options as of December 31, 2009. For 2008, the Company expected 79% of its options would actually vest and applied an annual forfeiture rate of 7.75%. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 94% of its options will actually vest, and therefore has applied an annual forfeiture rate of 2.0% to all unvested options as of December 31, 2009. For 2008, the Company expected 89% of its options would actually vest and applied an annual forfeiture rate of 3.75%. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

V*I Chip — The Company currently expects that for V*I Chip options, based on an analysis of its historical forfeitures, that approximately 94% of its options will actually vest, and therefore has applied an annual forfeiture rate of 2.0% to all unvested options as of December 31, 2009. The Company did not apply a forfeiture rate to V*I Chip options granted in 2008 due to the lack of historical forfeitures on V*I Chip options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Vicor Stock Options

A summary of the activity under the Company’s stock option plans as of December 31, 2009 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2008	1,084,175	16.77
Granted	70,579	6.95
Forfeited and expired	(388,691)	14.33
Exercised	(500)	6.29

Outstanding on December 31, 2009	765,563	17.11	2.83	$267

Exercisable on December 31, 2009	575,482	19.12	1.94	99

Vested or expected to vest as of December 31, 2009(1)	720,905	17.39	2.62	244

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2008 and 2007 the Company had shares exercisable of 883,696 and 1,086,521 respectively, for which the weighted average exercise prices were $17.57 and $18.71, respectively.

During the years ended December 31, 2009, 2008, and 2007 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,000, $109,000 and $292,000, respectively. The total amount of cash received by the Company from options exercised in 2009 was $3,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $432,000, $462,000, and $634,000, respectively.

As of December 31, 2009, there was $331,000 of total unrecognized compensation cost related to unvested share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.42 years for all Vicor awards. The expense will be recognized as follows: $202,000 in 2010, $82,000 in 2011, $33,000 in 2012, $12,000 in 2013, and $2,000 in 2014.

The weighted-average fair value of Vicor options granted was $2.69, $3.32 and $4.37 in 2009, 2008 and 2007, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2009 is 2.8 years.

Picor Stock Options

Under the 2001 Picor Plan, the Board of Directors of Picor may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 10,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2001 Picor Plan as of December 31, 2009 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2008	5,086,040	0.62
Granted	—	—
Forfeited and expired	(65,000)	0.41
Exercised	—	—

Outstanding on December 31, 2009	5,021,040	0.62	4.63	$833

Exercisable on December 31, 2009	3,977,940	0.54	3.86	833

Vested or expected to vest as of December 31, 2009(1)	4,945,611	0.62	4.58	833

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2008 and 2007, Picor had shares exercisable of 3,526,220 and 2,918,412, respectively, for which the weighted average exercise prices were $0.49 and $0.45, respectively.

For years ended December 31, 2009, 2008, and 2007, Picor did not have any options exercised. The total grant-date fair value of stock options that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $189,000, $276,000, and $37,000, respectively.

As of December 31, 2009, there was $396,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 2.41 years for all Picor awards. The expense will be recognized as follows: $171,000 in 2010, $122,000 in 2011, $71,000 in 2012, and $32,000 in 2013.

The weighted-average fair value of Picor options granted was $.60 in 2008, and $.37 in 2007, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2009 is 4.6 years.

V*I Chip Stock Options

Under the 2007 V*I Chip Plan, the Board of Directors of V*I Chip may grant stock incentive awards based on the V*I Chip Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the V*I Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 12,000,000 shares of V*I Chip Common Stock have been reserved for issuance under the 2007 V*I Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the V*I Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity under the 2007 V*I Chip Plan as of December 31, 2009 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2008	8,043,000	1.00
Granted	—	—
Forfeited and expired	(425,500)	1.01
Exercised	—	—

Outstanding on December 31, 2009	7,617,500	1.00	7.44	$—

Exercisable on December 31, 2009	2,987,200	1.00	7.42	—

Vested or expected to vest as of December 31, 2009(1)	7,477,915	1.00	7.44	—

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2008 and 2007, V*I Chip had no shares exercisable. For the years ended December 31, 2009, 2008 and 2007, V*I Chip did not have any options exercised.

As of December 31, 2009, there was $478,000 of total unrecognized compensation cost related to unvested share-based awards for V*I Chip. That cost is expected to be recognized over a weighted-average period of 2.43 years for all V*I Chip awards. The expense will be recognized as follows: $184,000 in 2010, $178,000 in 2011, $96,000 in 2012, $20,000 in 2013.

The weighted-average fair value of V*I Chip options granted was $ .43 and $ .10 in 2008 and 2007, respectively. The weighted-average contractual life for V*I Chip options outstanding as of December 31, 2008 is 7.4 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $697,000, $759,000 and $694,000 in 2009, 2008 and 2007, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2009, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS

Available for Sale Securities

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Auction rate securities — student loans	$19,700	$—	$2,590	$17,110
Certificates of deposit	2,504	34	—	2,538

	$22,204	$34	$2,590	$19,648

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Auction Rate Securities — student loans	$20,025	$—	$3,334	$16,691
Certificates of deposits	2,735	20	—	2,755

	$22,760	$20	$3,334	$19,446

All of the auction rate securities-student loans as of December 31, 2009 and 2008, respectively have been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2009, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,074	$1,082
Due in two to ten years	1,530	1,556
Due in ten to twenty years	—	—
Due in twenty to forty years	19,600	17,010

	$22,204	$19,648

Trading Securities

The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Auction rate securities — student loans	$13,900	$—	$970	$12,930
December 31, 2008
Auction rate securities — student loans	$18,300	$—	$2,238	$16,062

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

The amortized cost and estimated fair value of trading securities on December 31, 2009 by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$2,050	$2,050
Due in two to ten years	—	—
Due in ten to twenty years	—	—
Due in twenty to forty years	11,850	10,880

	$13,900	$12,930

As of December 31, 2009, the Company held $33,600,000 of auction rate securities at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company, prior to February 2008, historically traded at par and are callable at par at the option of the issuer. On December 31, 2009, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

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

As of December 31, 2009, the Company held auction rate securities that had experienced failed auctions totaling $33,600,000 at par value (the “Failed Auction Securities”), of which $2,150,000 was redeemed at par subsequent to December 31, 2009. Management is not aware of any reason to believe any of the issues of the Failed Auction Securities held by the Company are presently at risk of default. Through December 31, 2009, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with their terms. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of December 31, 2009, except for the $2,150,000 redeemed at par subsequent to December 31, 2009, which was reclassified to short-term.

In November 2008, the Company entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities at par value held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”), of which $4,400,000 have subsequently been redeemed at par. The agreement provides the Company a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010 through July 2, 2012. Until then, the

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)

Company is entitled to receive interest payments on its auction rate securities in accordance with their terms. The terms and conditions of the settlement offer include a release of claims against UBS and its affiliates. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. The Company elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The fair value of the ARS Right was estimated by the Company to be approximately $962,000 on December 31, 2009, a decrease of approximately $964,000 from the estimated fair value on December 31, 2008. This decrease in fair value is recorded as an unrealized loss in “Other income (expense), net” in the Consolidated Statements of Operations. The Company intends to exercise the ARS Right in June 2010 and does not intend to hold the associated UBS ARS until recovery or maturity. Therefore, the total amount of the UBS ARS on December 31, 2009 of $13,900,000 at par value are classified as trading securities. Based on the fair value measurements described in Note 5, the fair value of the UBS ARS on December 31, 2009 was estimated to be approximately $12,930,000, an increase in fair value of $1,268,000, net of $4,400,000 of redemptions from December 31, 2008. This increase has been recorded as an unrealized gain in “Other income (expense), net” in the Consolidated Statements of Operations.

The remaining balance of the Company’s auction rate securities is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 5, the fair value of the BofA ARS on December 31, 2009, with a par value of $19,700,000, was estimated by the Company to be approximately $17,110,000, a decrease in fair value of $744,000, net of $325,000 of redemptions from December 31, 2008. The gross unrealized loss of $2,590,000 consists of a credit loss of $464,000, which was recorded in “Net impairment losses recognized in earnings” in the Consolidated Statement of Operations, and the remaining difference of $2,126,000 is considered to be temporary and has been recorded, net of taxes, in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheet. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale ARS securities held by the Company for the year ended December 31, 2009 (in thousands):

Balance at the beginning of the period	$—
Reductions for securities sold during the period	(9)
Subsequent credit loss recovery	6
Additions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	467

Balance at the end of the period	$464

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

Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate that the current lack of liquidity associated with the auction rate securities held will affect the Company’s ability to execute its current operating plan.

5.	FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis include the following as of December 31, 2009 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant	Total Fair
	in Active	Observable	Unobservable	Value as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Cash Equivalents:
Money market funds	$19,062	$—	$—	$19,062
Restricted money market	192	—	—	192
Short term investments:
Certificate of deposit	433	—	—	433
Auction rate securities	—	2,150	—	2,150
Long term investments:
Auction rate securities	—	—	27,890	27,890
Auction rate security rights	—	—	962	962
Certificate of deposit	2,105	—	—	2,105
Restricted long term investment	223	—	—	223

As of December 31, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of December 31, 2009. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 3% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $1,200,000.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the year ended December 31, 2009 (in thousands):

Level 3

Balance at the beginning of the period	$34,654
Transfers into Level 3 categorization	—
Redemptions	(4,700)
Transfers into Level 2 categorization(1)	(2,150)
Unrealized loss on trading securities included in Other income (expense), net	304
Credit losses on available for sales securities included in Other income(expense), net	(464)
Unrealized gain included in Other comprehensive (loss) income	1,208

Balance at the end of the period	$28,852

(1)	Redemptions of the Company’s auction rate securities at par value that occurred subsequent to December 31, 2009.

6.	INVENTORIES

Inventories were as follows (in thousands):

	December 31,
	2009	2008

Raw materials	$18,675	$23,275
Work-in-process	3,434	3,152
Finished goods	5,191	6,612

	27,300	33,039
Inventory reserves	(5,943)	(6,358)

Net balance	$21,357	$26,681

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 32 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Property, plant and equipment were as follows (in thousands):

	December 31,
	2009	2008

Land	$2,091	$2,089
Buildings and improvements	41,569	41,362
Machinery and equipment	192,803	187,120
Furniture and fixtures	5,808	5,741
Construction in-progress and deposits	5,810	1,959

	248,081	238,271
Accumulated depreciation and amortization	(199,072)	(190,017)

Net balance	$49,009	$48,254

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $9,882,000, $10,266,000, and $11,172,000 respectively. As of December 31, 2009, the Company had approximately $1,764,000 of capital expenditure commitments.

8.	OTHER INVESTMENTS

The Company’s gross investment in non-voting convertible preferred stock of GWS totaled $5,000,000 as of December 31, 2009, and December 31, 2008, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,608,000, $1,702,000 and $1,260,000 in 2009, 2008, and 2007, respectively. In the fourth quarter of 2008, approximately $500,000 of product purchased from GWS in 2008 was returned by the Company to GWS under a warranty claim resulting in a net receivable from GWS of approximately $420,000 as of December 31, 2008, which was settled for full value in 2009. During the second quarter of 2009, the Company and GWS completed a new license agreement and executed a contract with GWS’ current foundry. The new license agreement expands the Company’s existing license to technology associated with certain GWS semiconductor devices, provides technical assistance for the manufacture by the Company of such licensed devices, and facilitates the execution of a contract between the Company, GWS and GWS’ current and future foundries that will provide direct access to such foundries on terms equal to those enjoyed by GWS. The new license agreement also calls for GWS to develop, design, acquire tooling and manufacture several additional high voltage devices for the Company. The aggregate amount of milestone payments to GWS from the Company under these arrangements will be $800,000. Payment is contingent on the meeting of stipulated milestones pursuant to the license agreement. During 2009, the Company made payments totaling $650,000 under the license agreement.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	OTHER INVESTMENTS (Continued)

Loss from equity method investment, net of tax for the year ended December 31 consists of the following (in thousands):

	Year Ended December 31
	2009	2008	2007

Allocation of losses from equity method investment (net of tax)	$—	$321	$306
Amortization of intangible assets and other (net of tax)	—	106	213
Other than temporary decline in investment	—	1,261	620

	$—	$1,688	$1,139

There was no allocation of equity method income (loss) in 2009 as GWS incurred a net loss for the year. During the year ended December 31, 2008, the investment was adjusted for a decline in value judged to be other-than-temporary of $706,000 in the first quarter and $555,000 in the fourth quarter of 2008, respectively, bringing the investment balance to zero as of December 31, 2008. The decision to bring the investment balance to zero was based on GWS’ continued operating losses, the impact of the current global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests goodwill and other indefinite lived intangible assets for impairment at least annually at the reporting unit level. Definite lived intangible assets, such as patent rights, are amortized and tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2009 and determined that there was no impairment to the carrying value. During the second quarter of 2009, the Company entered into a license agreement with GWS in which the Company paid $500,000 to obtain certain rights to several GWS semiconductor devices (See Note 8). The amount is being amortized on a straight-line basis over four years.

Patent costs, which are included in other assets in the accompanying balance sheets, were as follows, (in thousands):

	December 31,
	2009	2008

Patent costs	$3,456	$3,591
Accumulated amortization	(1,683)	(1,626)

	$1,773	$1,965

In 2009 and 2008, the Company wrote off patent costs associated with abandoned patents with net book values of approximately $82,000 and $33,000, respectively, which was charged to amortization expense. Patent renewal fees were $62,000 and $71,000 in 2009 and 2008, respectively.

Amortization expense was approximately $254,000, $249,000 and $447,000 in 2009, 2008 and 2007, respectively. The estimated future amortization expense from patent assets held as of December 30, 2009, is projected to be $207,000, $199,000, $186,000, $179,000, and $164,000, in fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Intangible assets related to the GWS license agreement entered into in 2009 (See Note 8), which are included in other assets in the accompanying balance sheets at December 31, 2009 were as follows (in thousands):

2009

GWS intangibles	$500
Accumulated amortization	(62)

$438

The estimated future amortization expense from GWS intangible assets held as of December 30, 2009, is projected to be $125,000, $125,000, $125,000 and $63,000, in fiscal years 2010, 2011, 2012 and 2013, respectively.

10.	SEVERANCE CHARGES

On January 14, 2009, senior management authorized and the Company announced a plan to reduce its workforce by approximately eight percent by the end of January 2009. Senior management authorized additional reductions to its workforce in the second and third quarters of 2009. The Company completed these reductions in workforce and recorded pre-tax charges for severance and other employee-related costs of $4,099,000 in 2009 for the cost of severance and other employee-related costs that involve cash payments during 2009 and 2010 based on each employee’s respective length of service. These charges were recorded as “Severance charges” in the Consolidated Statement of Operations for the year ended December 31, 2009. The related liability is presented as “Accrued severance charges” in the Consolidated Balance Sheet as of December 31, 2009.

A summary of the activity related to the severance charges, by segment, is as follows (in thousands):

	BBU	V*I Chip	Total

Balance as of December 31, 2008	$—	$—	$—
Charges relating to 2009 workforce reductions	3,486	613	4,099
Payments	(3,231)	(609)	(3,840)

Balance as of December 31, 2009	$255	$4	$259

11.	PRODUCT WARRANTIES

Product warranty activity for the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007

Balance at the beginning of the period	$896	$679	$1,046
Accruals for warranties for products sold in the period	205	595	735
Fulfillment of warranty obligations	(101)	(385)	(704)
Revisions of estimated obligations	(228)	7	(398)

Balance at the end of the period	$772	$896	$679

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2009, 2008 or 2007. On December 31, 2009 and 2008, the Company had approximately $8,541,000 available for use under the November 2000 Plan.

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

During the year ending December 31, 2007, two subsidiaries paid a total of $180,000 in dividends, of which $92,000 was paid to outside shareholders. During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in dividends, of which $1,168,000 was paid to an outside shareholder and accounted for as a reduction in noncontrolling interest. During the year ending December 31, 2009, two subsidiaries paid a total of $4,690,000 in dividends to outside shareholders, of which $1,269,000 was paid to outside shareholders and accounted for as a reduction in noncontrolling interest.

During 2009 a total of 500 shares of Common Stock were issued upon the exercise of stock options. There were no shares of Class B Common Stock converted into Common Stock during 2009.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)

On December 31, 2009, there were 15,225,546 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

13.	OTHER INCOME (EXPENSE), NET

The major changes in the components of the other income (expense), net were as follows (in thousands):

	2009	2008	2007
		(as adjusted)	(as adjusted)

Interest income	$717	$2,138	$4,484
Unrealized gain (loss) on trading securities	1,268	(2,238)	—
Unrealized gain (loss) on auction rate securities rights	(964)	1,926	—
Credit losses on available for sale securities	(464)	—	—
Foreign currency gains, net	35	82	186
Gain on disposal of equipment	30	19	129
Other	60	101	128

	$682	$2,028	$4,927

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets
Research and development tax credit carryforwards	$9,122	$7,633
Net operating loss carryforwards	8,130	14,223
Inventory reserves	2,229	2,346
Vacation accrual	1,228	1,379
Unrealized loss on investments	993	1,407
Investment tax credit carryforwards	978	1,004
Stock-based compensation	974	805
Capital loss carryforward	700	—
Alternative minimum tax credit carryforward	590	407
Deferred revenue	407	—
Warranty reserves	253	299
Bad debt reserves	87	107
Investment basis differences	—	772
Other	138	170

Total deferred tax assets	25,829	30,552
Less: Valuation allowance for deferred tax assets	(24,803)	(27,701)

Net deferred tax assets	1,026	2,851
Deferred tax liabilities
Depreciation	(380)	(2,092)
Patent amortization	(646)	(758)
Unremitted Vicor Custom earnings	(314)	(434)
Goodwill	(478)	(432)
Other	(303)	(344)

Total deferred tax liabilities	(2,121)	(4,060)

Net deferred tax liabilities	$(1,095)	$(1,209)

The Company has assessed the need for a valuation allowance against its deferred tax assets and concluded that a valuation allowance for a significant portion of the deferred tax assets is warranted on December 31, 2009 and 2008. In reaching this conclusion, the Company evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period, primarily depreciation. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. When the valuation allowance is released, approximately $518,000 will be accounted for through “Accumulated other comprehensive (loss) income”.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES (Continued)

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2009	2008	2007
		(as adjusted)	(as adjusted)

Domestic	$5,236	$654	$5,036
Foreign	219	232	962

	$5,455	$886	$5,998

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	2009	2008	2007

Current:
Federal	$939	$1,355	$(220)
Foreign	75	27	191
State	422	(533)	(1,090)

	1,436	849	(1,119)
Deferred:
Federal	(74)	127	104

	$1,362	$976	$(1,015)

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,400,000 of unremitted earnings of international subsidiaries. As of December 31, 2009, the amount of unrecognized deferred tax liability on these earnings was $180,000.

The reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	2009	2008	2007
		(as adjusted)	(as adjusted)

Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	9.2	37.0	3.0
Reduction in tax reserves	(2.1)	(104.3)	(28.2)
Permanent items	4.0	31.8	3.7
Foreign rate differential	(0.9)	(5.4)	(4.5)
Tax credits	2.3	(30.9)	(1.1)
Book income attributable to noncontrolling interest	(8.3)	(71.8)	(3.3)
Increase (decrease) in valuation allowance	(14.2)	218.8	(21.5)

	25.0%	110.2%	(16.9)%

The tax provisions in 2009 and 2008 provide for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards and the reduction in tax reserves in 2008 discussed below. The 2009 tax provision also includes discrete items, including benefits for the receipt of refunds for net operating loss carryback claims and for an expected refund due to certain monetized credits, and expense for increases in state taxes and accrued interest

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES (Continued)

for potential liabilities. The 2008 tax provision also included discrete items principally for increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable. In 2007, the tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax income, estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, and increases in accrued interest for potential liabilities, offset by the expected utilization of foreign net operating loss carryforwards and the release of certain valuation allowances related to temporary book versus tax differences and the reduction in tax reserves discussed below. During the second quarter of 2007 and year ended December 31, 2007, the Company reversed approximately $300,000 of previously unidentified excess tax reserves identified during the quarter. The impact on the second quarter of 2007 and year ended December 31, 2007, as well as on prior periods, was not material. The expense was also partially offset by a discrete item of $169,000 representing refunds of interest received and recorded as a benefit during the first quarter of 2007 as final settlement related to an audit of the Company’s federal tax returns for tax years 1994 though 2002 by the Internal Revenue Service and the reduction in tax reserves discussed below. During 2008 and 2007, the Company reduced its tax reserves by $1,123,000 and $1,517,000, respectively, due to closing tax periods in certain jurisdictions and other tax reserves no longer considered necessary. The decrease in 2007 was partially offset by increases in reserves during the year of approximately $205,000 for potential liabilities.

The Company has approximately $19,700,000 of net operating loss carry forwards for federal tax return purposes. As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $3,800,000 of stock option related net operating loss, $1,000,000 of federal research and development tax credit, and $400,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income, which are included in the component of deferred tax assets disclosed above. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against “Additional paid-in capital”. The net operating loss carryforwards expire beginning in 2009 for state purposes and in 2023 for federal purposes. The research and development tax credit carryforwards expire beginning in 2015 for state purposes and in 2023 for federal purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
Balance on January 1, 2009	$441
Additions based on tax provisions related to the current year	271

Balance on December 31, 2009	$712

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, on December 31, 2009 of $712,000 including accrued interest, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2009 are expected to significantly change during the next twelve months. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company has accrued approximately $44,000 for the potential payment of interest and recorded approximately $16,000 of income tax expense for interest, net of related tax benefits, for the year ended December 31, 2009.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES (Continued)

examination for tax years 2006 through 2008 and 2000 through 2008, respectively. In addition, the 2003 and 2004 tax years resulted in losses. These years may be subject to examination when the losses are carried forward and utilized in the future. In January 2010, the Company received notices from the Commonwealth of Massachusetts and the State of New York that its Massachusetts corporate excise tax returns and New York tax returns, respectively, for tax years 2006 and 2007 had been selected for audit. There are no other income tax examinations currently in process.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2010	$1,260
2011	990
2012	563
2013	222
2014 and thereafter	124

Rent expense was approximately $1,496,000, $1,445,000 and $1,525,000 in 2009, 2008 and 2007, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

The Company also has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $286,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $340,000 of unrecognized tax benefits has been recorded as liabilities as the settlement amounts are uncertain. The Company has recorded a liability related to these unrecognized tax benefits for potential interest and penalties of approximately $44,000 on December 31, 2009.

As disclosed in prior filings, the Company received total payments of $1,770,000 in the second quarter of 2007 in full settlement of patent infringement litigation against Artesyn Technologies, Inc., Lucent Technologies Inc., and the Tyco Power Systems, a unit of Tyco International Ltd. (which had acquired the Power Systems business of Lucent Technologies). The full amount of the payments, net of a $177,000 contingency fee the Company had accrued for its litigation counsel, was included in the second quarter of 2007 in “(Gain) loss from litigation-related and other settlements, net” in the Consolidated Statement of Operations. The Company was subsequently informed by its litigation counsel that the full amount of the contingency fee was waived and, therefore, the related accrual of $177,000 was reversed in the second quarter of 2008.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company’s decision to enter into the settlement followed an adverse ruling by the court in January 2007 in connection with a settlement between Ericsson and co-defendants Exar Corporation (“Exar”) and Rohm Device USA, LLC (“Rohm”), two of the Company’s component suppliers prior to 2002. The Company’s writ of mandate appeal of this ruling was denied in April, 2007. In September 2007, The Company filed a notice of appeal of the court’s decision upholding the Ericsson-Exar-Rohm settlement. In December 2007, the court awarded Exar and Rohm amounts for certain statutory and discovery costs associated with this ruling. As such, the Company accrued $240,000 in the second quarter of 2007, included in “(Gain) loss from litigation-related and other settlements, net” in the Consolidated Statements of Operations, of which $78,000 of the award was paid in the second quarter of 2008. On February 9, 2009, the Court of Appeals issued its opinion affirming the judgment for Exar and Rohm in full. During the third quarter of 2009, the Company completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

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

16.	SEGMENT INFORMATION

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and VJCL. V*I Chip designs, develops, manufactures and markets the Company’s Factorized Power Architecture (“FPA”) products. Picor designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SEGMENT INFORMATION (Continued)

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

The following table provides significant segment financial data for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total

2009:
Net revenues	$187,354	$15,258	$6,143	$—	$(10,796)	$197,959
Income (loss) from operations	29,220	(22,156)	(4,265)	(716)	2,690	4,773
Total assets	204,611	19,124	9,352	98,209	(150,719)	180,577
Depreciation and amortization	5,283	2,968	403	1,544	—	10,198
2008:
Net revenues	$189,362	$16,766	$5,096	$—	$(5,856)	$205,368
Income (loss) from operations	26,317	(25,123)	(2,817)	(441)	922	(1,142)
Total assets	177,331	14,850	9,011	87,072	(116,342)	171,922
Depreciation and amortization	5,920	2,645	384	1,566	—	10,515
2007:
Net revenues	$185,828	$9,142	$4,908	$—	$(4,051)	$195,827
Income (loss) from operations	25,642	(23,484)	(2,571)	883	601	1,071
Total assets	148,078	13,792	7,286	108,372	(85,070)	192,458
Depreciation and amortization	7,408	2,097	407	1,707	—	11,619

The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

During 2009, 2008 and 2007, no customer accounted for more than 10% of net revenues. International sales, as a percentage of total net revenues, were approximately 41% in 2009 and 42% in 2008 and 37% in 2007, respectively. International sales and receipts are recorded and received in U.S. dollars.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2009:
Net revenues	$50,448	$50,627	$47,746	$49,138	$197,959
Gross margin	21,831	22,598	20,668	22,497	87,594
Consolidated net income (loss)	(2,151)	1,758	1,990	2,496	4,093
Net income (loss) attributable to noncontrolling interest	392	417	299	187	1,295
Net income (loss) attributable to Vicor Corporation	(2,543)	1,341	1,691	2,309	2,798
Net income (loss) per share attributable to Vicor Corporation:
Basic and diluted	(.06)	.03	.04	.06	.07

	First	Second	Third	Fourth	Total

2008:
Net revenues	$53,469	$49,297	$51,278	$51,324	$205,368
Gross margin	22,460	21,113	21,903	20,809	86,285
Consolidated net income (loss) (as adjusted)	1,064	(817)	1,110	(3,135)	(1,778)
Net income (loss) attributable to noncontrolling interest (as adjusted)	444	506	501	366	1,817
Net income (loss) attributable to Vicor Corporation (as adjusted)	620	(1,323)	609	(3,501)	(3,595)
Net income (loss) per share attributable to Vicor Corporation:
Basic and diluted	.01	(.03)	.01	(.08)	(.09)

In the fourth quarter of 2009, the Company recorded the following adjustments:

•	Reversal to defer $1,476,000 in Net revenues and $1,045,000 in Cost of revenues in connection with the accounting for a multiple-element revenue arrangement. The impact on prior quarters in 2009 was not material.

•	An unrealized gain of $476,000 in connection with the fair value measurements for its UBS ARS, which are classified as trading securities, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An unrealized loss of $466,000 in connection with the fair value measurements for its ARS Right, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An increase of $290,000 to inventory reserves for potential excess and obsolete inventory charged against Cost of revenues.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

In the fourth quarter of 2008, the Company recorded the following adjustments:

•	An unrealized loss of $2,238,000 in connection with the fair value measurements for its UBS ARS, which are classified as trading securities, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An unrealized gain of $1,926,000 in connection with the fair value measurements for its ARS Right, in “Other income (expense), net” in the Consolidated Statements of Operations.

•	An other-than-temporary impairment charge of $555,000 to write-off the remaining investment balance in GWS as of December 31, 2008.

•	An increase of $300,000 to warranty reserves for certain product matters charged against Cost of revenues.

•	An increase of $240,000 to inventory reserves for potential excess and obsolete inventory charged against Cost of revenues.

18.	CHANGE IN ACCOUNTING PRINCIPLE

As described in Note 2, the Company adopted the new accounting standard for noncontrolling interests and changed the reporting for minority interests, which are now recharacterized as noncontrolling interests, as

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	CHANGE IN ACCOUNTING PRINCIPLE (Continued)

of January 1, 2009. The following financial statement line items for fiscal years 2008 and 2007 and as of December 31, 2006 were affected by this change in accounting principle (in thousands):

	As	As Previously
	Adjusted	Reported

As of December 31, 2008:
Minority interests	$—	$4,255
Noncontrolling interests	4,255	—
Total stockholders’ equity	—	147,171
Total Vicor Corporation stockholders’ equity	147,171	—
Total equity	151,426	—
Year ended December 31, 2008:
Other income (expense), net	$2,028	$211
Income (loss) before income taxes	886	(931)
Consolidated net income (loss)	(1,778)	(3,595)
Net income attributable to noncontrolling interest	1,817	—
Net loss attributable to Vicor Corporation	(3,595)	—
As of December 31, 2007:
Noncontrolling interests	$4,040	$—
Total stockholders’ equity	—	164,440
Total Vicor Corporation stockholders’ equity	164,440	—
Total equity	168,480	—
Year ended December 31, 2007:
Other income (expense), net	$4,927	$4,388
Income (loss) before income taxes	5,998	5,459
Consolidated net income (loss)	5,874	5,335
Net income attributable to noncontrolling interest	539	—
Net income attributable to Vicor Corporation	5,335	—
As of December 31, 2006:
Noncontrolling interests	$3,593	$—
Total stockholders’ equity	—	170,172
Total Vicor Corporation stockholders’ equity	170,172	—
Total equity	173,765	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our CEO and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)	Evaluation of disclosure controls and procedures

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To The Board of Directors and Stockholders of
Vicor Corporation:

We have audited Vicor Corporation and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vicor Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Vicor Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Vicor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vicor Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 10, 2010

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

(d)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2010 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2010 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

See index in Item 8.

(a) (2) Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

Exhibits		Description of Document

3.1	•	Restated Certificate of Incorporation, dated February 28, 1990(1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990(1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991(1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992(1)
3.5	•	Bylaws, as amended(9)

Exhibits		Description of Document

4.1	•	Specimen Common Stock Certificate(2)
10.1	•	1984 Stock Option Plan of the Company, as amended(2)
10.2	•	1993 Stock Option Plan(3)
10.3	•	1998 Stock Option and Incentive Plan(4)
10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan(5)
10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan(6)
10.6	•	Sales Incentive Plan(7)
10.7	•	Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.8	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan(8)
10.9	•	V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.10	•	Form of Non-Qualified Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(10)
10.11	•	Form of Incentive Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
10.12	•	Form of Stock Restriction Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan(11)
21.1	•	Subsidiaries of the Company(12)
23.1	•	Consent of Grant Thornton LLP(12)
23.2	•	Consent of Ernst & Young LLP(12)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(12)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(12)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 incorporated herein by reference.

(12)	Filed herewith.

VICOR CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008 and 2007

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

Allowance for doubtful accounts:
Year ended:
December 31, 2009	$300,000	$3,000	$(43,000)	$260,000
December 31, 2008	398,000	39,000	(137,000)	300,000
December 31, 2007	583,000	246,000	(431,000)	398,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit) Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

Inventory Reserves:
Year ended:
December 31, 2009	$6,358,000	$1,010,000	$(1,425,000)	$5,943,000
December 31, 2008	7,646,000	923,000	(2,211,000)	6,358,000
December 31, 2007	8,363,000	1,075,000	(1,792,000)	7,646,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2010

/s/ James A. Simms James A. Simms	Chief Financial Officer Vice President (Principal Financial Officer and Principal Accounting Officer)	March 10, 2010

/s/ Estia J. Eichten Estia J. Eichten	Director	March 10, 2010

/s/ David T. Riddiford David T. Riddiford	Director	March 10, 2010

/s/ Barry Kelleher Barry Kelleher	Director	March 10, 2010

/s/ Samuel Anderson Samuel Anderson	Director	March 10, 2010

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 10, 2010

/s/ Jason L. Carlson Jason L. Carlson	Director	March 10, 2010

/s/ Liam K. Griffin Liam K. Griffin	Director	March 10, 2010