Form 10-Q
period 2010-03-31
VICOR CORP
filed 2010-05-05
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2010 was:

Common Stock, $.01 par value	29,916,876
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$41,661	$40,224
Restricted cash equivalents	192	192
Short-term investments	572	2,583
Accounts receivable, less allowance of $271 in 2010 and $260 in 2009	31,135	26,565
Inventories, net	21,710	21,357
Deferred tax assets	181	181
Other current assets	4,584	4,345

Total current assets	100,035	95,447
Restricted cash and cash equivalents	223	223
Long-term investments, net	28,241	29,995
Auction rate securities rights	929	962
Property, plant and equipment, net	49,051	49,009
Other assets	4,896	4,941

	$183,375	$180,577

Liabilities and Equity
Current liabilities:
Accounts payable	$8,923	$9,458
Accrued compensation and benefits	6,557	5,740
Accrued expenses	2,608	2,618
Accrued severance charges	44	259
Income taxes payable	362	60
Deferred revenue	3,129	2,521

Total current liabilities	21,623	20,656

Long-term deferred revenue	2,143	2,196
Long-term income taxes payable	488	384
Deferred income taxes	1,254	1,275

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	161,882	161,746
Retained earnings	114,924	112,972
Accumulated other comprehensive loss	(1,952)	(1,608)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	153,529	151,785
Noncontrolling interest	4,338	4,281

Total equity	157,867	156,066

	$183,375	$180,577

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net revenues	$51,709	$50,448
Cost of revenues	28,385	28,617

Gross margin	23,324	21,831
Operating expenses:
Selling, general and administrative	11,880	12,823
Research and development	8,868	7,751
Severance charges	-	3,098

Total operating expenses	20,748	23,672

Income (loss) from operations	2,576	(1,841)
Other income, net:
Total other than temporary impairment (losses) gains on available-for-sale securities	(479)	166
Portion of loss (gain) recognized in other comprehensive income (loss)	436	(166)

Net impairment losses recognized in earnings	(43)	-
Other income, net	110	118

Total other income, net	67	118

Income (loss) before income taxes	2,643	(1,723)
Provision for income taxes	638	428

Consolidated net income (loss)	2,005	(2,151)
Less: Net income attributable to noncontrolling interest	53	392

Net income (loss) attributable to Vicor Corporation	$1,952	$(2,543)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.05	$(0.06)
Diluted	$0.05	$(0.06)
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,666	41,665
Diluted	41,700	41,665
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Operating activities:
Consolidated net income (loss)	$2,005	$(2,151)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,432	2,625
Severance charges	-	3,098
Unrealized gain on trading securities	(37)	(27)
Stock compensation expense	124	200
Credit loss on available for sale securities	43	-
Unrealized loss on auction rate security rights	33	96
(Decrease) increase in long-term deferred revenue	(53)	213
Deferred income taxes	23	-
Gain on disposal of equipment	-	(5)
Change in current assets and liabilities, net	(4,109)	(628)

Net cash provided by operating activities	461	3,421

Investing activities:
Purchases of investments	(538)	(1,092)
Sales and maturities of investments	3,924	1,161
Additions to property, plant and equipment	(2,429)	(1,029)
Proceeds from sale of equipment	-	5
Change in restricted cash	-	35
(Increase) decrease in other assets	(1)	9

Net cash provided by (used in) investing activities	956	(911)

Financing activities:
Proceeds from issuance of Common Stock	12	-

Net cash provided by financing activities	12	-

Effect of foreign exchange rates on cash	8	(13)

Net increase in cash and cash equivalents	1,437	2,497
Cash and cash equivalents at beginning of period	40,224	22,639

Cash and cash equivalents at end of period	$41,661	$25,136

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
1.	Basis of Presentation
   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
   In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010. The balance sheet at December 31, 2009, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
   The Company’s short-term and long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the Condensed Consolidated Statements of Operations each reporting period. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The Company periodically evaluates investments to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.
   The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Auction rate securities - student loans	$19,450	$-	$3,016	$16,434
Certificates of deposit	2,518	44	-	2,562

	$21,968	$44	$3,016	$18,996

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Auction rate securities - student loans	$19,700	$-	$2,590	$17,110
Certificates of deposit	2,504	34	-	2,538

	$22,204	$34	$2,590	$19,648

   All of the auction rate securities - student loans as of March 31, 2010 have been in an unrealized loss position for greater than 12 months.
   The amortized cost and estimated fair value of available-for-sale securities on March 31, 2010, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$1,203	$1,211
Due in two to ten years	1,440	1,476
Due in ten to twenty years	-	-
Due in twenty to forty years	19,325	16,309

	$21,968	$18,996

     The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2010

Auction rate securities - student loans	$10,750	$-	$933	$9,817

December 31, 2009

Auction rate securities - student loans	$13,900	$-	$970	$12,930
   The amortized cost and estimated fair value of trading securities on March 31, 2010 by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$-	$-
Due in two to ten years	-	-
Due in ten to twenty years	-	-
Due in twenty to forty years	10,750	9,817

	$10,750	$9,817

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
   As of March 31, 2010, the Company held $30,200,000 of auction rate securities at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer. On March 31, 2010, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
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
   As of March 31, 2010, the Company held auction rate securities that had experienced failed auctions totaling $30,200,000 at par value (the “Failed Auction Securities”), of which $125,000 was redeemed at par subsequent to March 31, 2010. Management is not aware of any reason to believe any of the issues of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2010, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of March 31, 2010, except for the $125,000 redeemed at par subsequent to March 31, 2010, which was reclassified to short-term.
   In November 2008, the Company entered into an agreement with UBS AG (“UBS”) regarding $18,300,000 of auction rate securities at par value held by the Company with a broker-dealer affiliate of UBS (the “UBS ARS”), of which $7,550,000 have subsequently been redeemed at par. The agreement provides the Company a contractual right (the “ARS Right”) that entitles the Company to sell the auction rate securities it holds with UBS to UBS at par during the period of June 30, 2010, through July 2, 2012. Until then, the Company is entitled to receive interest payments on its auction rate securities in accordance with their terms. The terms and conditions of the settlement included a release of claims against UBS and its affiliates. The ARS Right is a separate free-standing instrument accounted for separately from the UBS ARS and is accounted for as a purchased put option. The Company elected fair value accounting for the ARS Right. The election was made to mitigate volatility in earnings caused by accounting for the receipt of the ARS Right and the underlying auction rate securities under different methods. The fair value of the ARS Right was estimated by the Company to be approximately $929,000 on March 31, 2010, a decrease of approximately $33,000 from the estimated fair value on December 31, 2009. This decrease in fair value is recorded as an unrealized loss in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. While the Company has the ability to exercise the ARS Right in June 2010, it has not made a formal decision to do so. Therefore, the total amount of the UBS ARS of $10,750,000 at par value and the ARS Right of $929,000 on March 31, 2010 are classified as long-term trading securities. Based on the fair value measurements described in Note 3, the fair value of the UBS ARS on March 31, 2010, was estimated to be approximately $9,817,000, an increase in fair value, net of redemptions of $3,150,000, of approximately $37,000 from December 31, 2009. This increase has been recorded as an unrealized gain in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.
   The remaining balance of the Company’s auction rate securities is held with a broker-dealer affiliate of Bank of America (the “BofA ARS”). Based on the fair value measurements described in Note 3, the fair value of the BofA ARS on March 31, 2010,

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
with a par value of $19,450,000, was estimated by the Company to be approximately $16,434,000, a decrease in fair value of $426,000, net of $250,000 of redemptions from December 31, 2009. The gross unrealized loss of $3,016,000 on the BofA ARS consists of two types of estimate loss: an aggregate credit loss of $507,000 and an aggregate temporary impairment of $2,509,000. For the period, the aggregate credit loss on the BofA ARS increased by a net amount of $43,000, which was recorded in “Net impairment losses recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
   The following table sets forth activity related to the credit loss on the BofA ARS recognized in earnings on available-for-sale ARS securities held by the Company for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010

Balance at the beginning of the period	$464
Reductions for securities sold during the period	(12)
Additions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	55

Balance at the end of the period	$507

   For the period, the Company increased the temporary impairment recorded in “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheet by $383,000 to reflect a decrease in the estimated value of the BofA ARS.
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
   The Company accounts for certain financial assets at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. A three-level hierarchy is used to show the extent and level of judgment used to estimate fair value measurements.
   The Company uses the fair value option for certain financial assets, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a case-by-case basis.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
   Assets measured at fair value on a recurring basis include the following as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Cash Equivalents:
Money market funds	$23,084	$—	$—	$23,084
Restricted money market	192	—	—	192
Short term investments:
Certificate of deposit	447	—	—	447
Auction rate securities	—	125	—	125
Long term investments:
Auction rate securities	—	—	26,126	26,126
Auction rate security rights	—	—	929	929
Certificate of deposit	2,115	—	—	2,115
Restricted long term investment	223	—	—	223
   As of March 31, 2010, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2010. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 3% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $1,200,000.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
   The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2010 (in thousands):

Level 3

Balance at the beginning of the period	$28,852
Redemptions	(1,250)
Transfers into Level 2 categorization (1)	(125)
Unrealized gain on trading securities included in Other income (expense), net	4
Credit losses on available for sales securities included in Other income(expense), net	(43)
Unrealized gain (loss) included in Other comprehensive (loss) income	(383)

Balance at the end of the period	$27,055

(1) Transfers into Level 2 categorization represent redemptions of the Company’s auction rate securities subsequent to March 31, 2010.
4.	Stock Based Compensation
   The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Cost of revenues	$4	$4
Selling, general and administrative	84	149
Research and development	36	47

Total stock based compensation	$124	$200

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
5.	Net Income (Loss) per Share
   The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income (loss) attributable to Vicor Corporation	$1,952	$(2,543)

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,666	41,665
Effect of dilutive securities:
Employee stock options (2)	34	-

Denominator for diluted income (loss) per share - adjusted
weighted-average shares and assumed conversions	41,700	41,665

Basic income (loss) per share	$0.05	$(0.06)

Diluted income (loss) per share	$0.05	$(0.06)

(1) Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2) Options to purchase 589,814 shares of Common Stock for the three months ended March 31, 2010 were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. Options to purchase 988,538 shares of Common Stock were outstanding for the three months ended March 31, 2009, but were not included in the calculation of net loss per share as the effect would have been antidilutive.
6.	Inventories
   Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing net realizable value is based upon its known backlog, projected future demand and expected market conditions. If the Company’s estimated demand and / or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
     Inventories were as follows (in thousands):

	March 31, 2010	December 31, 2009

Raw materials	$19,290	$18,675
Work-in-process	2,771	3,434
Finished goods	5,432	5,191

	27,493	27,300
Inventory reserves	(5,783)	(5,943)

Net balance	$21,710	$21,357

7.	Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2010, and December 31, 2009, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $671,000 and $341,000 for the three months ended March 31, 2010, and 2009, respectively.
     The Company accounts for its investment in GWS under the equity method of accounting. The Company has determined that, while GWS is a variable interest entity, the Company is not the primary beneficiary. The key factors in the Company’s assessment were that the CEO of GWS has: (i) the power to direct the activities of GWS that most significantly impact its economic performance, and (ii) has an obligation to absorb losses or the right to receive benefits from GWS, respectively, that could potentially be significant to GWS.
     There was no allocation of equity method income (loss) for the three months ended March 31, 2010 and 2009, as GWS incurred a net loss in each period. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of March 31, 2010, and December 31, 2009.
8.	Severance Charges
     During 2009, the Company initiated workforce reductions and pre-tax charges were recorded for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s respective length of service. Total severance charges of $4,099,000 were recorded in 2009, of which $3,098,000 was recorded in the first quarter of 2009. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
     A summary of the activity related to the severance charges, by segment, for the three months ended March 31, 2010 is as follows (in thousands):

	BBU	V*I Chip	Total
Balance as of December 31, 2009	$255	$4	$259
Payments	(211)	(4)	(215)

Balance as of March 31, 2010	$44	$-	$44

9.	Product Warranties
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
     Product warranty activity for the three months ended March 31, was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance at the beginning of the period	$772	$896
Accruals for warranties for products sold in the period	47	31
Fulfillment of warranty obligations	(9)	(42)
Revisions of estimated obligations	(90)	19

Balance at the end of the period	$720	$904

10.	Income Taxes
     In 2010, the tax provision is based on the estimated annual effective tax rate for 2010, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The tax provision in 2009 provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The 2010 and 2009 tax provisions also include discrete items, principally expense for increases in state taxes and accrued interest for potential liabilities.
     The Company recorded income tax expense for the three months ended March 31, 2009, based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at that time. This was due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would have caused wide variability in the estimated tax rate. That variability in the estimated effective annual tax rate is more limited when projecting annual pre-tax income for 2010 and, thus, the Company utilized the effective tax rate method in calculating the tax provision for the three months ended March 31, 2010.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
     The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (dollars in thousands):

	Three Months Ended
	March 31
	2010	2009

Provision for income taxes	$638	$428
Effective income tax rate	24.1%	(24.8%)
     The increase in the provision for income taxes in the three months ended March 31, 2010, compared to 2009 was principally due to the impact of using the effective tax rate method versus a discrete-period computation and increases in expense for state taxes, partially offset by lower tax expense in 2010 for one of the minority-owned subsidiaries that is not part of the Company’s consolidated income tax returns.
     In January 2010, the Company received notices from the Commonwealth of Massachusetts and the State of New York that its Massachusetts corporate excise tax returns and New York corporate tax returns, respectively, for tax years 2006 and 2007 had been selected for audit. In April 2010, Vicor Japan Company, Ltd. received notice from the Regional Taxation Bureau that its corporate tax and tax returns, respectively, for tax years from 2007 to 2009 have been selected for audit. The audit with the State of New York was settled in April for an immaterial amount. There are no other income tax audits currently in process.
11.	Comprehensive Income (Loss)
     The following table sets forth the computation of “Comprehensive income (loss)” for the three months ended March 31, (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Consolidated net income (loss)	$2,005	$(2,151)
Foreign currency translation gains (losses)	34	(145)
Unrealized (losses) gains (net of tax) on available-for-sale securities	(378)	(166)

Comprehensive income (loss)	1,661	(2,462)
Less: comprehensive income attributable to noncontrolling interest	57	386

Comprehensive income (loss) attributable to Vicor Corporation	$1,604	$(2,848)

12.	Commitments and Contingencies
     At March 31, 2010, the Company had approximately $1,478,000 of capital expenditure commitments.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000.
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
     The following table provides significant segment financial data as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2010:
Net revenues	$47,177	$5,280	$1,810	$-	$(2,558)	$51,709
Income (loss) from operations	9,834	(6,443)	(690)	(137)	12	2,576
Total assets	218,102	21,394	9,556	95,516	(161,193)	183,375
Depreciation and amortization	1,155	798	115	364	-	2,432

2009:
Net revenues	$48,761	$3,251	$1,285	$-	$(2,849)	$50,448
Income (loss) from operations	6,018	(6,403)	(1,224)	(168)	(64)	(1,841)
Total assets	183,415	13,891	9,367	89,584	(124,496)	171,761
Depreciation and amortization	1,417	735	92	381	-	2,625
     The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
14.	Impact of Recently Issued Accounting Standards
     Effective January 1, 2010, the Company adopted new accounting guidance related to the Consolidation of Variable Interest Entities. The new accounting standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also provides additional reconsideration events for determining whether an entity is a variable interest entity and requirements for ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this new accounting guidance did not have a material effect on the Company’s financial position or results of operations.
     Effective January 1, 2010, the Company adopted new accounting guidance on fair value measurements and disclosures. The new guidance requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The adoption of this new accounting guidance did not have a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
   Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter, the Company’s plans to invest in research and development and manufacturing equipment, the Company’s belief regarding market risk being mitigated because of limited foreign exchange fluctuation exposure, the Company’s continued success depending in part on its ability to attract and retain qualified personnel, the Company’s belief that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient for the foreseeable future, the Company’s intention regarding protecting its rights under its patents and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, to successfully leverage the V*I Chips in standard products to promote market acceptance of Factorized Power Architecture, to develop or maintain an effective system of internal controls, to obtain required financial information for certain investments on a timely basis, and factors impacting the Company’s various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, the failure of auction rate securities to sell at their reset dates as well as those factors described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Overview
   Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including defense electronics, enterprise and high performance computing, industrial equipment and automation, and vehicles and transportation, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the three months ended March 31, 2010 and 2009 were approximately 49% and 35%, respectively.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   Revenues for the first quarter increased by 2.5% to $51,709,000, compared to $50,448,000 for the corresponding period a year ago, and increased 5.2% on a sequential basis from $49,138,000 for the fourth quarter of 2009. Gross margin increased to $23,324,000 for the first quarter of 2010, compared to $21,831,000 for the corresponding period a year ago, and increased on a sequential basis from $22,497,000 for the fourth quarter of 2009. Gross margin, as a percentage of revenue, increased to 45.1% for the first quarter of 2010 compared to 43.3% for the first quarter of 2009, but decreased on a sequential basis from 45.8% for the fourth quarter of 2009. Net income (loss) attributable to Vicor Corporation for the first quarter was $1,952,000, or $0.05 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $(2,543,000), or $(0.06) per diluted share, for the corresponding period a year ago and net income (loss) attributable to Vicor Corporation of $2,309,000, or $0.06 per diluted share, for the fourth quarter of 2009.
   The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.39:1 for the first quarter of 2010, compared to 1.16:1 for the fourth quarter of 2009. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $78,400,000 at the end of the first quarter of 2010, as compared to $58,500,000 at the end of the fourth quarter of 2010.
   Operating expenses for the three months ended March 31, 2010, decreased $2,924,000, or 12.4%, to $20,748,000 from $23,672,000 for the same period in 2009, principally due to a pre-tax charge of $3,098,000 recorded in the first quarter of 2009 for severance and other employee-related costs in connection with a workforce reduction implemented during the quarter and a decrease in selling, general and administrative expenses of $943,000, partially offset by an increase in research and development expenses of $1,117,000. The key decreases in selling, general and administrative expenses were compensation expenses of $627,000, commission expense of $342,000 and legal fees of $134,000. The key increases in research and development expenses were compensation expenses of $465,000, outside services of $242,000 and project materials of $176,000.
   Other income (expense), net for the three months ended March 31, 2010 decreased $51,000 to $67,000 from $118,000 in 2009. The primary reason for the decrease was a decrease in interest income of $75,000.
   For the three months ended March 31, 2010, depreciation and amortization was $2,432,000, and capital additions were $2,429,000, compared to $2,625,000 and $1,029,000, respectively, for the first three months of 2009.
   Inventories increased by approximately $353,000 or 1.7% to $21,710,000, as compared with $21,357,000 at December 31, 2009. The increase was primarily attributed to increases in BBU and Picor inventories of approximately $271,000 and $200,000, respectively, partially offset by a decrease in V*I Chip’s inventories of $118,000.
Critical Accounting Policies and Estimates
   Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a complete summary of the critical accounting policies and estimates.
Three months ended March 31, 2010, compared to three months ended March 31, 2009
   Net revenues for the first quarter of March 31, 2010, were $51,709,000, an increase of $1,261,000 or 2.5%, as compared to $50,448,000 for the same period a year ago, and an increase of 5.2% on a sequential basis from the fourth quarter of 2009.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	March 31,		Increase (decrease)
	2010	2009	$	%

BBU	$47,178	$48,760	$(1,582)	(3.2)%
V*I Chip	3,885	1,276	2,609	204.5%
Picor	646	412	234	56.8%

Total	$51,709	$50,448	$1,261	2.5%

   Orders during the three months ending March 31, 2010 increased by 25.4% compared with the fourth quarter of 2009. This increase was caused by an increase in BBU orders of 9.8% and an increase in V*I Chip orders during the period of 223.8%. The consolidated book to bill ratio for the three months ending March 31, 2010, was 1.39:1, as compared to 0.99:1 for the corresponding period a year ago, and 1.16:1 for the fourth quarter of 2009. The quarterly book-to-bill ratio has been volatile and management believes that the ratio is not always an accurate indicator of the amount or timing of future revenue.
   Gross margin for the first quarter of 2010 increased $1,493,000, or 6.8%, to $23,324,000 from $21,831,000 in the first quarter of 2009. Gross margin, as a percentage of net revenues, increased to 45.1% from 43.3% as a percentage of net revenues. The primary components of the increase in gross margin dollars and percentage were the increase in net revenues and lower brick production costs.
   Selling, general and administrative expenses were $11,880,000 for the period, a decrease of $943,000, or 7.4%, as compared to $12,823,000 for the same period in 2009. Selling, general and administrative expenses as a percentage of net revenues, decreased to 23.0% from 25.4% for the same period in 2009.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   The components of the $943,000 decrease were as follows (in thousands):

	Increase (decrease)
Compensation	$(627)	(9.1)%	(1)
Commissions expense	(342)	(18.3)%	(2)
Legal fees	(134)	(42.3)%	(3)
Depreciation and amortization	(70)	(8.7)%
Advertising expenses	35	6.6%
Travel expenses	45	13.8%
Outside Services	65	50.2%
Audit and tax fees	159	43.1%	(4)
Other, net	(74)	(2.5)%

	$(943)	(7.4)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first, second and third quarters of 2009, partially offset by an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Decrease primarily attributed to changes in the mix of revenues subject to commissions.

(3)	Decrease primarily attributed to a decrease in activity associated with the Company’s lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in the first quarter of 2010 compared to 2009.

(4)	Increase is primarily attributed to expenses incurred in the first quarter of 2010 related to the year-end audit and filing of our 2009 Form 10-K.
   Research and development expenses were $8,868,000 for the period, an increase of $1,117,000, or 14.4%, as compared to $7,751,000 for the same period in 2009. As a percentage of net revenues, research and development increased to 17.1% from 15.4%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   The components of the $1,117,000 increase were as follows (in thousands):

	Increase (decrease)

Compensation	$465	8.2%	(1)
Outside services	242	128.1%	(2)
Project materials	176	25.1%	(3)
Deferred costs	158	66.6%	(4)
Tooling expenses	63	247.8%
Personnel expenses	61	162.0%
Other, net	(48)	(2.05)%

	$1,117	14.4%

(1)	Increase primarily attributed to an increase in research and development personnel for the V*I Chip and Picor business units, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to increased outside services at Vicor Custom subsidiaries.

(3)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(4)	Increase primarily attributed to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
   The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2010	2009	(decrease)
Interest income	$155	$230	$(75)
Foreign currency losses	(67)	(64)	(3)
Unrealized loss on auction rate securities rights	(33)	(96)	63
Unrealized gain on trading securities	37	27	10
Credit loss on available for sale securities	(43)	—	(43)
Other	18	21	(3)

	$67	$118	$(51)

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
   Income (loss) before income taxes was $2,643,000 for the first quarter of 2010 compared to $(1,723,000) for the same period in 2009.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Provision for income taxes	$638	$428
Effective income tax rate	24.1%	(24.8%)
   The increase in the provision for income taxes in the three months ended March 31, 2010, compared to 2009 was principally due to the impact of using an effective tax rate method in 2010 versus a discrete-period computation in 2009 and increases in expense for state taxes, partially offset by lower tax expense in 2010 for one of the minority-owned subsidiaries that is not part of the Company’s consolidated income tax returns.
   Net income of noncontrolling interest decreased $339,000 to $53,000 in first quarter of 2010 from $392,000 for the same period in 2009. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
   Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.05 for the first quarter of 2010 compared to $(0.06) for the first quarter of 2009.
Liquidity and Capital Resources
   At March 31, 2010, the Company had $41,661,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.6:1 at March 31, 2010, and December 31, 2009. Working capital increased $3,621,000 to $78,412,000 at March 31, 2010, from $74,791,000 at December 31, 2009. The primary factors affecting the working capital increase were increases in accounts receivable of $4,570,000, cash and cash equivalents of $1,437,000, inventories of $353,000, other current assets of $239,000, as well as a decrease in accounts payable of $535,000, offset by decreases in short term investments of $2,011,000, as well as increases in accrued compensation and benefits of $817,000, deferred revenue of $608,000, and income taxes payable of $302,000. The primary source of cash for the three months ended March 31, 2010, was $3,386,000 in net sales of short-term and long-term investments and $461,000 from operating activities. The primary use of cash for the three months ended March 31, 2010 was $2,429,000 for the purchase of equipment.
   As of March 31, 2010, the Company held $30,075,000 of auction rate securities classified as long-term investments and $125,000 classified as short-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
   In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2010. As of March 31, 2010, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
   The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,478,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2010
   Based on the Company’s ability to access cash and cash equivalents and its expected operating cash flows, management does not anticipate the current lack of liquidity of the Company’s BofA ARS will affect the Company’s ability to execute its current operating plan.
   The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Vicor Corporation
March 31, 2010
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes our exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Currently, changes in the fair value of the Failed Auction Securities held with UBS are recorded through earnings. Changes in the fair value of the Failed Auction Securities held with BofA attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2010.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2010). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of March 31, 2010, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II – Othr Information
March 31, 2010
Item 1 — Legal Proceedings
See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

January 1 - 31, 2010	-	$-	-	$8,541,000
February 1 - 28, 2010	-	$-	-	$8,541,000
March 1 - 31, 2010	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

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

VICOR CORPORATION
Date: May 5, 2010	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)