Form 10-Q
period 2010-06-30
VICOR CORP
filed 2010-08-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2010 was:

Common Stock, $.01 par value	29,921,267
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$46,604	$40,224
Restricted cash equivalents	-	192
Short-term investments	9,097	2,583
Accounts receivable, less allowance of $286 in 2010 and $260 in 2009	34,435	26,565
Inventories, net	25,686	21,357
Deferred tax assets	181	181
Other current assets	5,237	4,345

Total current assets	121,240	95,447
Restricted cash and cash equivalents	-	223
Long-term investments, net	18,380	29,995
Auction rate securities rights	-	962
Property, plant and equipment, net	48,775	49,009
Other assets	4,828	4,941

	$193,223	$180,577

Liabilities and Equity
Current liabilities:
Accounts payable	$11,613	$9,458
Accrued compensation and benefits	7,128	5,740
Accrued expenses	3,164	2,618
Accrued severance charges	-	259
Income taxes payable	427	60
Dividends payable	12,506	-
Deferred revenue	4,076	2,521

Total current liabilities	38,914	20,656

Long-term deferred revenue	2,064	2,196
Long-term income taxes payable	434	384
Deferred income taxes	1,355	1,275

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	384	384
Additional paid-in capital	162,273	161,746
Retained earnings	107,165	112,972
Accumulated other comprehensive loss	(1,711)	(1,608)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	146,402	151,785
Noncontrolling interest	4,054	4,281

Total equity	150,456	156,066

	$193,223	$180,577

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$57,377	$50,627	$109,086	$101,075
Cost of revenues	31,638	28,029	60,023	56,646

Gross margin	25,739	22,598	49,063	44,429
Operating expenses:
Selling, general and administrative	12,061	12,019	23,941	24,842
Research and development	9,037	7,611	17,905	15,362
Severance charges	-	859	-	3,957

Total operating expenses	21,098	20,489	41,846	44,161

Income from operations	4,641	2,109	7,217	268
Other income, net:
Total other than temporary impairment gains (losses) on available-for-sale securities	121	869	(358)	703
Portion of (gain) loss recognized in other comprehensive income (loss)	(120)	(1,342)	316	(1,176)

Net impairment gains (losses) recognized in earnings	1	(473)	(42)	(473)
Other income, net	424	666	534	784

Total other income, net	425	193	492	311

Income before income taxes	5,066	2,302	7,709	579
Provision for income taxes	319	544	957	972

Consolidated net income (loss)	4,747	1,758	6,752	(393)
Less: Net income attributable to noncontrolling interest	-	417	53	809

Net income (loss) attributable to Vicor Corporation	$4,747	$1,341	$6,699	$(1,202)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.11	$0.03	$0.16	$(0.03)
Diluted	$0.11	$0.03	$0.16	$(0.03)
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,686	41,665	41,676	41,665
Diluted	41,752	41,665	41,726	41,665

Cash dividends declared per share	$0.30	$-	$0.30	$-
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

Operating activities:
Consolidated net income (loss)	$6,752	$(393)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,957	5,234
Unrealized gain on trading securities	(970)	(425)
Unrealized loss on auction rate security rights	962	145
Stock compensation expense	298	363
Gain on disposals of equipment	(248)	(25)
(Decrease) increase in long-term deferred revenue	(132)	196
Deferred income taxes	44	94
Credit loss on available for sale securities	42	473
Severance charges	-	3,957
Change in current assets and liabilities, net	(7,158)	1,788

Net cash provided by operating activities	4,547	11,407

Investing activities:
Purchases of investments	(538)	(1,515)
Sales and maturities of investments	6,314	1,549
Additions to property, plant and equipment	(4,814)	(2,749)
Proceeds from sale of equipment	420	5
Change in restricted cash	415	173
Decrease (increase) in other assets	49	(435)

Net cash provided by (used in) investing activities	1,846	(2,972)

Financing activities:
Proceeds from exercise of stock options	229	-
Noncontrolling interest dividends paid	(297)	(612)

Net cash used in financing activities	(68)	(612)

Effect of foreign exchange rates on cash	55	(33)

Net increase in cash and cash equivalents	6,380	7,790
Cash and cash equivalents at beginning of period	40,224	22,639

Cash and cash equivalents at end of period	$46,604	$30,429

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010. The balance sheet at December 31, 2009, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
     The Company’s short-term and long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the Condensed Consolidated Statements of Operations each reporting period. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest and realized gains and losses, are included in “Other income, net” in the Condensed Consolidated Statements of Operations. The Company periodically evaluates investments to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Auction rate securities - student loans	$19,300	$-	$2,892	$16,408
Certificates of deposit	2,428	41	-	2,469

	$21,728	$41	$2,892	$18,877

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Auction rate securities - student loans	$19,700	$-	$2,590	$17,110
Certificates of deposit	2,504	34	-	2,538

	$22,204	$34	$2,590	$19,648

All of the auction rate securities - student loans as of June 30, 2010 have been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of available-for-sale securities on June 30, 2010, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,128	$1,135
Due in two to ten years	1,350	1,384
Due in ten to twenty years	-	-
Due in twenty to forty years	19,250	16,358

	$21,728	$18,877

The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Auction rate securities - student loans	$8,600	$-	$-	$8,600

December 31, 2009

Auction rate securities - student loans	$13,900	$-	$970	$12,930
The amortized cost and estimated fair value of trading securities on June 30, 2010 by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$-	$-
Due in two to ten years	-	-
Due in ten to twenty years	-	-
Due in twenty to forty years	8,600	8,600

	$8,600	$8,600

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     As of June 30, 2010, the Company held $27,900,000 of auction rate securities at par value, of which $19,300,000 are held by a broker-dealer affiliate of Bank of America (the “BofA ARS”) and $8,600,000 were held by a broker-dealer affiliate of UBS AG (the “UBS ARS”). These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer. On June 30, 2010, the majority of the auction rate securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.
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
     As of June 30, 2010, the Company held auction rate securities that had experienced failed auctions totaling $27,900,000 at par value (the “Failed Auction Securities”), of which $50,000 of the BofA ARS were redeemed by the issuer at par subsequent to June 30, 2010. The Company’s remaining $8,600,000 of UBS ARS were purchased by UBS at par on June 30, 2010, pursuant to an earlier rights agreement with UBS, with a trade settlement date of July 1, 2010. Accordingly, the UBS ARS were recorded at par and classified as short-term investments as of June 30, 2010.
     Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2010, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its auction rate security investments without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2010, except for the $8,650,000 in redemptions, noted above, which were reclassified to short-term.
     Based on the fair value measurements described in Note 3, the fair value of the BofA ARS on June 30, 2010, with a par value of $19,300,000, was estimated by the Company to be approximately $16,408,000, a decrease in fair value of $260,000, net of $400,000 of redemptions from December 31, 2009. The gross unrealized loss of $2,892,000 on the BofA ARS consists of two types of estimated loss: an aggregate credit loss of $506,000 and an aggregate temporary impairment of $2,386,000. For the six months ended June 30, 2010, the aggregate credit loss on the BofA ARS increased by a net amount of $42,000, which was recorded in “Net impairment losses recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     The following table sets forth activity related to the estimated credit loss on the BofA ARS recognized in earnings on available-for-sale auction rate securities held by the Company for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010

Balance at the beginning of the period	$507	$464
Reductions for securities sold during the period	—	(12)
Reduction for accretion of subsequent credit loss recovery
Additions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	(1)	54

Balance at the end of the period	$506	$506

     For the second quarter, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheet by $123,000 to reflect an increase in the estimated value of the BofA ARS.
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
     Based on the Company’s ability to access cash and other short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Securities held will affect the Company’s ability to execute its current operating plan.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     Assets measured at fair value on a recurring basis include the following as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010

Cash Equivalents:
Money market funds	$22,729	$—	$—	$22,729
Restricted money market	-	—	—	-
Short term investments:
Certificate of deposit	447	—	—	447
Auction rate securities	—	8,650	—	8,650
Long term investments:
Auction rate securities	—	—	16,358	16,358
Auction rate security rights	—	—	—	-
Certificate of deposit	2,022	—	—	2,022
Restricted long term investment	—	—	—	-
     As of June 30, 2010, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities and the ARS Right using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2010. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 3% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $800,000.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2010 (in thousands):

Level 3

Balance at the beginning of the period	$28,852
Redemptions	(3,550)
Transfers into Level 2 categorization (1)	(8,650)
Unrealized gain on trading securities included in Other income, net	8
Credit losses on available for sales securities included in Other income, net	(42)
Unrealized gain (loss) included in Other comprehensive (loss) income	(260)

Balance at the end of the period	$16,358

(1)	Transfers into Level 2 categorization represent redemptions of the Company’s auction rate securities subsequent to June 30, 2010.
4. Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. Stock-based compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of revenues	$2	$4	$6	$8
Selling, general and administrative	121	112	206	261
Research and development	50	48	86	94

Total stock based compensation	$173	$164	$298	$363

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
5. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) attributable to Vicor Corporation	$4,747	$1,341	$6,699	$(1,202)

Denominator:
Denominator for basic income (loss) per share-weighted	41,686	41,665	41,676	41,665
average shares (1)
Effect of dilutive securities:
Employee stock options (2)	66	-	50	-

Denominator for diluted income (loss) per share – adjusted
weighted-average shares and assumed conversions	41,752	41,665	41,726	41,665

Basic income (loss) per share	$0.11	$0.03	$0.16	$(0.03)

Diluted income (loss) per share	$0.11	$0.03	$0.16	$(0.03)

(1) Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2) Options to purchase 368,452 and 780,148 shares of Common Stock for the three months ended June 30, 2010 and June 30, 2009, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. Options to purchase 512,859 shares of Common Stock for the six months ended June 30, 2010 were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. Options to purchase 884,875 shares of Common Stock were outstanding for the six months ended June 30, 2009, but were not included in the calculation of net loss per share as the effect would have been antidilutive.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     Inventories were as follows (in thousands):

	June 30, 2010	December 31, 2009

Raw materials	$23,122	$18,675
Work-in-process	3,398	3,434
Finished goods	4,587	5,191

	31,107	27,300
Inventory reserves	(5,421)	(5,943)

Net balance	$25,686	$21,357

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2010, and December 31, 2009, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,333,000 and $491,000 for the six months ended June 30, 2010, and 2009, respectively.
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
     There was no allocation of equity method income (loss) for the six months ended June 30, 2010 and 2009, as GWS incurred a net loss in each period. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of June 30, 2010, and December 31, 2009.
8. Severance Charges
     During 2009, the Company initiated workforce reductions and pre-tax charges were recorded for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s respective length of service. Total severance charges of $4,099,000 were recorded in 2009, of which $3,957,000 was recorded through the first six months of 2009. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     A summary of the activity related to the severance charges, by segment, for the six months ended June 30, 2010 is as follows (in thousands):

	BBU	V*I Chip	Total

Balance as of December 31, 2009	$255	$4	$259
Payments	(255)	(4)	(259)

Balance as of June 30, 2010	$-	$-	$-

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
     Product warranty activity for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$720	$904	$772	$896
Accruals for warranties for products sold in the period	371	72	418	103
Fulfillment of warranty obligations	(8)	(40)	(17)	(82)
Revisions of estimated obligations	(45)	(37)	(135)	(18)

Balance at the end of the period	$1,038	$899	$1,038	$899

10. Income Taxes
     In 2010, the tax provision is based on the estimated annual effective tax rate for 2010, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards. The tax provision in 2009 provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The 2010 and 2009 tax provisions also include discrete items, principally expense for net increases in state taxes and accrued interest for potential liabilities.
     The Company recorded income tax expense for the three and six months ended June 30, 2009, based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at that time. This was due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would have caused wide variability in the estimated tax rate. That variability in the estimated effective annual tax rate is more limited when projecting annual pre-tax income for 2010 and, thus, the Company utilized the effective tax rate method in calculating the tax provision for the three and six months ended June 30, 2010.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
     The provision for income taxes and the effective income tax rate for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Provision for income taxes	$319	$544	$957	$972
Effective income tax rate	6.3%	23.6%	12.4%	167.9%
     The decrease in the provision for income taxes and effective income tax rates for the three and six months ended June 30, 2010 compared to 2009 was principally due to the impact of using the effective tax rate method in 2010 versus a discrete-period computation in 2009 and lower tax expense in 2010 for one of the minority-owned subsidiaries that is not part of the Company’s consolidated income tax returns.
     The Company continues to maintain a valuation allowance against a significant portion of its deferred tax assets. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, in light of the Company’s continued positive operating performance and other factors, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.
     In January 2010, the Company received notices from the Commonwealth of Massachusetts and the State of New York that its Massachusetts corporate excise tax returns and New York corporate tax returns, respectively, for tax years 2006 and 2007 had been selected for audit. In April 2010, Vicor Japan Company, Ltd. received notice from the Regional Taxation Bureau that its corporate tax and tax returns, respectively, for tax years from 2007 to 2009 have been selected for audit. The audits with the State of New York and the Regional Taxation Bureau of Japan were both settled in the second quarter for immaterial amounts. While the Massachusetts audit was underway as of June 30, 2010, there are no other income tax audits currently in process.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
11. Comprehensive Income (Loss)
     The following table sets forth the computation of “Comprehensive income (loss)” for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Consolidated net income (loss)	$4,747	$1,758	$6,752	$(393)
Foreign currency translation gains (losses)	135	50	168	(95)
Unrealized gains (losses) (net of tax) on available-for-sale securities	119	1,342	(254)	1,176

Comprehensive income	5,001	3,150	6,666	688
Less: comprehensive income attributable to noncontrolling interest	13	415	70	813

Comprehensive income (loss) attributable to Vicor Corporation	$4,988	$2,735	$6,596	$(125)

12. Commitments and Contingencies
     At June 30, 2010, the Company had approximately $1,789,000 of capital expenditure commitments.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
(“FPA”) products. Picor designs, develops, manufactures and markets power management integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.
     The following table provides significant segment financial data as of and for the three months ended June 30, 2010 and 2009 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2010:
Net revenues	$51,857	$6,024	$2,873	$-	$(3,377)	$57,377
Income (loss) from operations	12,034	(6,804)	(297)	(146)	(146)	4,641
Total assets	213,636	23,358	8,564	97,479	(149,814)	193,223
Depreciation and amortization	1,155	890	98	382	-	2,525

2009:
Net revenues	$47,622	$3,711	$1,614	$-	$(2,320)	$50,627
Income (loss) from operations	8,379	(5,470)	(1,075)	(171)	446	2,109
Total assets	187,022	14,330	9,244	95,667	(131,677)	174,586
Depreciation and amortization	1,391	728	96	394	-	2,609
     The following table provides significant segment financial data as of and for the six months ended June 30, 2010 and 2009 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2010:
Net revenues	$99,034	$11,304	$4,683	$-	$(5,935)	$109,086
Income (loss) from operations	21,868	(13,247)	(987)	(283)	(134)	7,217
Total assets	213,636	23,358	8,564	97,479	(149,814)	193,223
Depreciation and amortization	2,310	1,688	213	746	-	4,957

2009:
Net revenues	$96,382	$6,962	$2,899	$-	$(5,168)	$101,075
Income (loss) from operations	13,833	(11,873)	(2,299)	(339)	946	268
Total assets	187,022	14,330	9,244	95,667	(131,677)	174,586
Depreciation and amortization	2,808	1,463	188	775	-	5,234
     The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.
     For the period ended June 30, 2009, the Company restated its total assets by segment for the BBU (decrease of $4,917,000, or 2.8% of total assets), Corporate (increase of $1,655,000, or 0.9% of total assets) and Eliminations (increase of $3,262,000, or 1.9% of total assets) due to an error in the calculation of this segment data. The error did not have any impact on the condensed consolidated financial statements for the period ending June 30, 2009, and management does not believe the error is material to the segment information taken as a whole.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
15. Dividends
     On June 28, 2010, the Company announced that its Board of Directors had approved a cash dividend of $.30 per share of the Company’s stock. The aggregate dividend of approximately $12,506,000 is payable on July 30, 2010 to shareholders of record at the close of business on July 16, 2010.
     Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
     During the second quarter ended June 30, 2010, a subsidiary paid a dividend of $1,650,000, of which $297,000 was paid to an outside shareholder and accounted for as a reduction in noncontrolling interests.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
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
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including defense electronics, enterprise and high performance computing, industrial equipment and automation, and vehicles and transportation, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the six months ended June 30, 2010 and 2009 were approximately 48% and 38%, respectively.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     Revenues for the second quarter increased by 13.3% to $57,377,000, compared to $50,627,000 for the corresponding period a year ago, and increased 11.0% on a sequential basis from $51,709,000 for the first quarter of 2010. Gross margin increased to $25,739,000 for the second quarter of 2010, compared to $22,598,000 for the corresponding period a year ago, and increased on a sequential basis from $23,324,000 for the first quarter of 2010. Gross margin, as a percentage of revenue, increased to 44.9% for the second quarter of 2010 compared to 44.6% for the second quarter of 2009, but decreased on a sequential basis from 45.1% for the first quarter of 2010. Net income (loss) attributable to Vicor Corporation for the second quarter was $4,747,000, or $0.11 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $1,341,000, or $0.03 per diluted share, for the corresponding period a year ago and net income (loss) attributable to Vicor Corporation of $1,952,000, or $0.05 per diluted share, for the first quarter of 2010.
     Revenues for the six months ended June 30, 2010 increased by 7.9% to $109,086,000, compared to $101,075,000 for the corresponding period a year ago. Gross margin increased to $49,063,000 for the six months ended June 30, 2010, compared to $44,429,000 for the corresponding period a year ago. Gross margin, as a percentage of revenue, increased to 45.0% for the six months ended June 30, 2010 compared to 44.0% for the corresponding period a year ago. Net income (loss) attributable to Vicor Corporation for the six months ended June 30, 2010 was $6,699,000, or $0.16 per diluted share, compared to net income (loss) attributable to Vicor Corporation of $(1,202,000), or $(0.03) per diluted share, for the corresponding period a year ago. The net loss for the six months ended June 30, 2009 was primarily due to an aggregate pre-tax charge of $3,957,000 for the cost of severance and other employee-related costs in connection with the Company’s workforce reductions implemented in the first and second quarters of 2009.
     The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.43:1 for the second quarter of 2010, compared to 1.39:1 for the first quarter of 2010. The book-to-bill ratio for the six months ended June 30, 2010 was 1.41:1 compared to 1.18:1 for the six months ended December 31, 2009. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $103,227,000 at the end of the second quarter of 2010, as compared to $78,407,000 at the end of the first quarter of 2010.
     Operating expenses for the three months ended June 30, 2010 increased $609,000, or 3.0%, to $21,098,000 from $20,489,000 in 2009, principally due to an increase in research and development expenses of $1,426,000, partially offset by a pre-tax charge of $859,000 recorded in the second quarter of 2009 for severance and other employee-related costs in connection with a workforce reduction implemented during that quarter. The key increases in research and development expenses were compensation expenses of $498,000, project materials of $294,000, deferred costs of $166,000 and outside services of $160,000.
     Operating expenses for the six months ended June 30, 2010 decreased $2,315,000, or 5.2%, to $41,846,000 from $44,161,000 in 2009, principally due to a pre-tax charge of $3,957,000 recorded for the six months ended June 30, 2009 for severance and other employee-related costs in connection with workforce reduction implemented during the six months ended June 30, 2009 and a decrease in selling, general and administrative expenses of $901,000, partially offset by an increase in research and development expenses of $2,543,000. The key decreases in selling, general and administrative expenses were compensation expenses of $761,000, legal fees of $228,000, commission expense of $145,000 and depreciation and amortization of $131,000. The key increases in research and development expenses were compensation expenses of $962,000, project materials of $471,000, outside services of $402,000, and deferred costs of $324,000.
     Other income (expense), net for the three months ended June 30, 2010 increased $232,000 to $425,000 from $193,000 in 2009. The primary reason for the increase was a decrease in credit losses on available-for-sale securities of $474,000 and an increase in gain on disposals of equipment of $227,000, partially offset by an increase in loss on trading securities of $345,000 and a decrease in interest income of $71,000.
     Other income (expense), net for the six months ended June 30, 2010 increased $181,000 to $492,000 from $311,000 in 2009. The primary reason for the increase was a decrease in credit losses on available-for-sale securities of $431,000 and an increase in gain on disposals of equipment of $222,000, partially offset by an increase in loss on trading securities of $288,000 and a decrease in interest income of $189,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     For the six months ended June 30, 2010, depreciation and amortization was $4,957,000 and capital additions were $4,814,000, compared to $5,234,000 and $2,749,000, respectively, for the first six months of 2009.
     Inventories increased by approximately $4,329,000 or 20.3% to $25,686,000 as compared with $21,357,000 at December 31, 2009 in order to meet the increase in demand. The increase was primarily attributed to increases in BBU and V*I Chip’s inventories of approximately $2,142,000 and $1,979,000, respectively.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a complete summary of the critical accounting policies and estimates.
Three months ended June 30, 2010, compared to three months ended June 30, 2009
     Net revenues for the second quarter of June 30, 2010, were $57,377,000, an increase of $6,750,000 or 13.3%, as compared to $50,627,000 for the same period a year ago, and an increase of 11.0% on a sequential basis from the first quarter of 2010.
     The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	June 30,		Increase (decrease)
	2010	2009	$	%

BBU	$51,857	$47,621	$4,236	8.9%
V*I Chip	4,322	2,431	1,891	77.8%
Picor	1,198	575	623	108.3%

Total	$57,377	$50,627	$6,750	13.3%

     The increased revenues in each of the three business units reflects increases in bookings over the last several quarters. Orders during the three months ended June 30, 2010 increased by 14.8% compared with the first quarter of 2010. This increase was caused by increases during the period in BBU and Picor orders of 19.6% and 102.4%, respectively, offset by a decrease in V*I Chip orders of 19.5%. The consolidated book to bill ratio for the three months ending June 30, 2010, was 1.43:1, as compared to 0.79:1 for the corresponding period a year ago, and 1.39:1 for the first quarter of 2010. The quarterly book-to-bill ratio has been volatile and management believes the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the second quarter of 2010 increased $3,141,000, or 13.9%, to $25,739,000 from $22,598,000 in the second quarter of 2009. Gross margin, as a percentage of net revenues, increased to 44.9% from 44.6% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage was the increase in net revenues and lower brick production costs.
     Selling, general and administrative expenses were $12,061,000 for the quarter ended June 30, 2010, an increase of $42,000, or 0.3%, as compared to $12,019,000 for the same period in 2009. Selling, general and administrative expenses as a percentage of net revenues, decreased to 21.0% from 23.7% for the same period in 2009, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The components of the $42,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)

Advertising expenses	$262	45.5%	(1)
Commissions expense	197	12.6%	(2)
Outside services	74	102.3%
Audit and tax fees	(227)	(61.1)%	(3)
Compensation	(134)	(2.1)%	(4)
Legal fees	(94)	(32.8)%
Depreciation and amortization	(60)	(7.4)%
Other, net	24	1.2%

	$42	0.3%

(1)	Increase attributed due to increased trade publication advertising and increased participation in trade shows, primarily by V*I Chip.

(2)	Increase primarily attributed to changes in the mix of revenues subject to commissions.

(3)	Decrease is primarily attributed to differences in the timing of services rendered in 2010 compared to 2009.

(4)	Decrease primarily attributable to the workforce reductions completed in the first and second quarters of 2009, partially offset by annual compensation adjustments in May 2010 and an increase in fringe expense due to increases in premiums for employee health benefits.
     Research and development expenses were $9,037,000 for the quarter ended June 30, 2010, an increase of $1,426,000, or 18.7%, as compared to $7,611,000 for the same period in 2009. As a percentage of net revenues, research and development increased to 15.8% from 15.0%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The components of the $1,426,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)

Compensation	$498	8.9%	(1)
Project materials	294	35.3%	(2)
Outside services	228	113.5%	(3)
Deferred costs	166	49.0%	(4)
Engineering manufacturing supplies	53	301.7%	(5)
Other, net	187	14.3%

	$1,426	18.7%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(3)	Increase primarily attributed to increased use of outside services due to increased activity at one of the Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(4)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(5)	Increase primarily attributed to an increase in manufacturing engineering supplies for new V*I Chip products.
   The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2010	2009	(decrease)

Interest income	$145	$216	$(71)
Gain on disposals of equipment	247	20	227
Foreign currency gains	27	63	(36)
Unrealized loss on auction rate securities rights	(929)	(145)	(784)
Unrealized gain on trading securities	933	494	439
Credit loss on available for sale securities	1	(473)	474
Other	1	18	(17)

	$425	$193	$232

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The unrealized gains (losses) and estimated credit loss on the Company’s auction rate securities and securities rights result from the change in the estimated fair value of these investments during the quarter ended June 30, 2010. The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income (loss) before income taxes was $5,066,000 for the second quarter of 2010 compared to $2,302,000 for the same period in 2009.
     The provision for income taxes and the effective income tax rate for the three months ended June 30, were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009
Provision for income taxes	$319	$544
Effective income tax rate	6.3%	23.6%
     The decrease in the provision for income taxes and the effective income tax rate for the three months ended June 30, 2010, compared to 2009, was principally due to the impact of using an effective tax rate method in 2010 versus a discrete-period computation in 2009 and lower tax expense in 2010 for one of the minority-owned subsidiaries that is not part of the Company’s consolidated income tax returns.
     The Company continues to maintain a valuation allowance against a significant portion of its deferred tax assets. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, in light of the Company’s continued positive operating performance and other factors, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.
     Net income of noncontrolling interest decreased $417,000 to zero in the second quarter of 2010. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.11 for the second quarter of 2010 compared to $0.03 for the second quarter of 2009.
Six months ended June 30, 2010 compared to Six months ended June 30, 2009
     Net revenues for the six months of 2010 were $109,086,000, an increase of $8,011,000 or 7.9%, as compared to $101,075,000, for the same period a year ago.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The components of revenue were as follows (dollars in thousands):

	Six Months Ended
	June 30,		Increase (decrease)
	2010	2009	$	%

BBU	$99,035	$96,382	$2,653	2.8%
V*I Chip	8,206	3,707	4,499	121.4%
Picor	1,845	986	859	87.1%

Total	$109,086	$101,075	$8,011	7.9%

     The increased revenues in each of the three business units reflects increases in bookings over the last several quarters. Orders during the six months ending June 30, 2010 increased by 35.1% compared with the second half of 2009. This increase was caused by increases in BBU, V*I Chip, and Picor orders of 20.7%, 193.4%, and 401.2%, respectively. The consolidated book to bill ratio for the six months ending June 30, 2010, was 1.41:1, as compared to 0.89:1 for the corresponding period a year ago, and 1.18:1 for the second half of 2009. The quarterly book-to-bill ratio has been volatile, and management believes the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the first six months of 2010 increased $4,634,000, or 10.4%, to $49,063,000 from $44,429,000 compared to the same period a year ago. Gross margin, as a percentage of net revenues, increased to 45.0% from 44.0% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage was the increase in net revenues and lower brick production costs.
     Selling, general and administrative expenses were $23,941,000 for the six months ended June 30, 2010, a decrease of $901,000, or 3.6%, as compared to $24,842,000 for the same period in 2009. Selling, general and administrative expenses as a percentage of net revenues, decreased to 21.9% from 24.6% for the same period in 2009 due to the increase in net revenues and decrease in expenses.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The components of the $901,000 decrease in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)

Compensation	$(761)	(5.8)%	(1)
Legal fees	(228)	(37.7)%	(2)
Commissions expense	(145)	(4.2)%	(3)
Depreciation and amortization	(131)	(8.0)%
Audit and tax fees	(68)	(9.2)%
Advertising expenses	298	26.8%	(4)
Outside services	139	69.0%
Travel expenses	43	5.6%
Other, net	(48)	(1.5)%

	$(901)	(3.6)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first and second quarters of 2009, partially offset by an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Decrease primarily attributed to a decrease in activity associated with the Company’s litigation brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2010 compared to 2009.

(3)	Decrease primarily attributed to changes in the mix of revenues subject to commissions.

(4)	Increase attributed due to increased trade publication advertising and increased participation in trade shows, primarily by V*I Chip.
     Research and development expenses were $17,905,000 for the six months ended June 30, 2010, an increase of $2,543,000, or 16.6%, as compared to $15,362,000 for the same period in 2009. As a result, research and development expenses as a percentage of net revenues, increased to 16.4% from 15.2%.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The components of the $2,543,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)

Compensation	$962	8.5%	(1)
Project materials	471	30.6%	(2)
Outside services	453	117.2%	(3)
Deferred costs	324	56.2%	(4)
Personnel expenses	102	122.6%	(5)
Tooling expenses	99	122.9%	(6)
Engineering manufacturing supplies	83	261.4%	(7)
Other, net	49	1.9%

	$2,543	16.6%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(3)	Increase primarily attributed to increased use of outside services due to increased activity at Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(4)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(5)	Increase primarily attributed to relocation costs for newly hired research and development personnel for the V*I Chip business unit.

(6)	Increase primarily attributed to an increase in tooling expenses for new V*I Chip products.

(7)	Increase primarily attributed to an increase in manufacturing engineering supplies for new V*I Chip products.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
     The major changes in the components of the other income (expense), net for the decrease were as follows (in thousands):

			Increase
	2010	2009	(decrease)

Interest income	$257	$446	$(189)
Gain on disposals of equipment	247	25	222
Foreign currency losses	(40)	(2)	(38)
Unrealized loss on auction rate securities rights	962	(145)	1,107
Unrealized gain on trading securities	(970)	425	(1,395)
Credit loss on available for sale securities	(42)	(473)	431
Other	78	35	43

	$492	$311	$181

     The unrealized gains (losses) and estimated credit loss on the Company’s auction rate securities and securities rights result from the change in the estimated fair value of these investments during the six months ended June 30, 2010. The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income (loss) before income taxes was $7,709,000 for the first six months of 2010 compared to $579,000 for the same period in 2009.
     The provision for income taxes and the effective income tax rate for the six months ended June 30, were as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Provision for income taxes	$957	$972
Effective income tax rate	12.4%	167.9%
     The decrease in the provision for income taxes and the effective income tax rate for the six months ended June 30, 2010, compared to 2009 was principally due to the impact of using an effective tax rate method in 2010 versus a discrete-period computation in 2009 and lower tax expense in 2010 for one of the minority-owned subsidiaries that is not part of the Company’s consolidated income tax returns.
     Net income of noncontrolling interest decreased $756,000 to $53,000 in the first six months of 2010 from $809,000 for the same period in 2009. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.16 for the first six months of 2010 compared to $(0.03) for the first six months of 2009.
Liquidity and Capital Resources
     At June 30, 2010, the Company had $46,604,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 3.1:1 as of June 30, 2010, and 4.6:1 as of December 31, 2009. The decrease in the ratio from year end was primarily due to an increase in dividends payable of $12,506,000 as of June 30, 2010. Working capital increased $7,535,000 to $82,326,000 as

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2010
of June 30, 2010, from $74,791,000 as of December 31, 2009. The primary factors affecting the working capital increase were increases in accounts receivable of $7,870,000, short term investments of $6,514,000, cash and cash equivalents of $6,380,000, inventories of $4,329,000, other current assets of $892,000, offset by increase in dividends payable of $12,506,000, accounts payable of $2,155,000, deferred revenue of $1,555,000, accrued compensation and benefits of $1,388,000, and other accrued liabilities of $913,000 The primary source of cash for the three months ended June 30, 2010, was $5,776,000 in net sales of short-term and long-term investments and $4,547,000 from operating activities. The primary use of cash for the three months ended June 30, 2010 was $4,814,000 for the purchase of equipment.
     As of June 30, 2010, the Company held $19,250,000 of auction rate securities at par value classified as long-term investments and $8,650,000 classified as short-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     On June 28, 2010, the Company announced that its Board of Directors had approved a cash dividend of $.30 per share of the Company’s stock. The aggregate dividend of approximately $12,506,000 is payable on July 30, 2010 to shareholders of record at the close of business on July 16, 2010.
     Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
     During the second quarter ended June 30, 2010, a subsidiary paid a $1,650,000 dividend, of which $297,000 was paid to an outside shareholder and accounted for as a reduction in noncontrolling interests.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2010. As of June 30, 2010, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,789,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2010.
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
June 30, 2010
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities held with BofA attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities held with BofA be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of June 30, 2010.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2010). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of June 30, 2010, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
June 30, 2010
(b)	Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2010
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

April 1 - 30, 2010	-	$-	-	$8,541,000
May 1 - 31, 2010	-	$-	-	$8,541,000
June 1 - 30, 2010	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 5 — Other Information
Not applicable.

Vicor Corporation
Part II – Other Information
June 30, 2010
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

VICOR CORPORATION
Date: August 3, 2010	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2010	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)