Form 10-Q
period 2010-09-30
VICOR CORP
filed 2010-11-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2010 was:

Common Stock, $.01 par value	29,957,014
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$46,749	$40,224
Restricted cash equivalents	-	192
Short-term investments	-	2,583
Accounts receivable, less allowance of $298 in 2010 and $260 in 2009	39,440	26,565
Inventories, net	29,878	21,357
Deferred tax assets	3,678	181
Other current assets	5,624	4,345

Total current assets	125,369	95,447
Restricted cash and cash equivalents	-	223
Long-term investments, net	18,984	29,995
Auction rate securities rights	-	962
Property, plant and equipment, net	49,104	49,009
Long-term deferred tax assets, net	222	-
Other assets	4,754	4,941

	$198,433	$180,577

Liabilities and Equity
Current liabilities:
Accounts payable	$12,879	$9,458
Accrued compensation and benefits	7,188	5,740
Accrued expenses	3,093	2,618
Accrued severance charges	-	259
Income taxes payable	276	60
Deferred revenue	4,575	2,521

Total current liabilities	28,011	20,656

Long-term deferred revenue	2,291	2,196
Long-term income taxes payable	953	384
Deferred income taxes	-	1,275

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	385	384
Additional paid-in capital	162,499	161,746
Retained earnings	122,984	112,972
Accumulated other comprehensive loss	(1,100)	(1,608)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	163,059	151,785
Noncontrolling interest	4,119	4,281

Total equity	167,178	156,066

	$198,433	$180,577

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$68,672	$47,746	$177,758	$148,821
Cost of revenues	36,199	27,078	96,222	83,724

Gross margin	32,473	20,668	81,536	65,097
Operating expenses:
Selling, general and administrative	12,166	11,625	36,107	36,467
Research and development	8,925	7,831	26,830	23,193
Severance charges	-	126	-	4,083
Gain from litigation-related and other settlements, net	-	(846)	-	(846)

Total operating expenses	21,091	18,736	62,937	62,897

Income from operations	11,382	1,932	18,599	2,200
Other income, net:
Total other than temporary impairment gains on available-for-sale securities	407	183	112	886
Portion of gain recognized in other comprehensive income	(476)	(177)	(223)	(1,353)

Net impairment (losses) gains recognized in earnings	(69)	6	(111)	(467)
Other income, net	156	245	690	1,029

Total other income, net	87	251	579	562

Income before income taxes	11,469	2,183	19,178	2,762
(Benefit) provision for income taxes	(4,400)	193	(3,443)	1,165

Consolidated net income	15,869	1,990	22,621	1,597
Less: Net income attributable to noncontrolling interest	50	299	103	1,108

Net income attributable to Vicor Corporation	$15,819	$1,691	$22,518	$489

Net income per common share attributable to Vicor Corporation:
Basic	$0.38	$0.04	$0.54	$0.01
Diluted	$0.38	$0.04	$0.54	$0.01
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,693	41,665	41,682	41,665
Diluted	41,774	41,675	41,742	41,668

Cash dividends per share	$0.30	$-	$0.30	$-
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Operating activities:
Consolidated net income	$22,621	$1,597
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,552	7,741
Deferred income taxes	(5,115)	(6)
Unrealized gain on trading securities	(970)	(696)
Unrealized loss on auction rate security rights	962	402
Stock compensation expense	458	505
Gain on disposals of equipment	(249)	(25)
Credit loss on available for sale securities	111	467
Increase in long-term deferred revenue	95	182
Severance charges	-	4,083
Change in current assets and liabilities, net	(14,476)	1,793

Net cash provided by operating activities	10,989	16,043

Investing activities:
Purchases of investments	(808)	(1,515)
Sales and maturities of investments	15,484	4,037
Additions to property, plant and equipment	(7,741)	(4,282)
Proceeds from sale of equipment	421	5
Change in restricted cash	415	150
Decrease (increase) in other assets	148	(566)

Net cash provided by (used in) investing activities	7,919	(2,171)

Financing activities:
Proceeds from exercise of stock options	296	-
Noncontrolling interest dividends paid	(297)	(612)
Common stock dividends paid	(12,506)	-

Net cash used in financing activities	(12,507)	(612)

Effect of foreign exchange rates on cash	124	(4)

Net increase in cash and cash equivalents	6,525	13,256
Cash and cash equivalents at beginning of period	40,224	22,639

Cash and cash equivalents at end of period	$46,749	$35,895

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Vicor Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010. The balance sheet at December 31, 2009, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
2. Short-Term and Long-Term Investments
     The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.
     As of September 30, 2010, the Company held par value of $19,179,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.
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
     As of September 30, 2010, the Company held auction rate securities that had experienced failed auctions totaling $19,179,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of September 30, 2010, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2010, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2010.
     The Company’s short-term and long-term investments are classified as either available-for-sale or trading securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering, among other factors, credit default risk probabilities and changes in credit ratings as significant inputs. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the Condensed Consolidated Statements of Operations each reporting period.
     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in “Other income, net” in the Condensed Consolidated Statements of Operations. The Company periodically evaluates investments to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value

Failed Auction Securities	$19,179	$-	$2,480	$16,699
Certificates of deposit	2,248	37	-	2,285

	$21,427	$37	$2,480	$18,984

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Failed Auction Securities	$19,700	$-	$2,590	$17,110
Certificates of deposit	2,504	34	-	2,538

	$22,204	$34	$2,590	$19,648

     All of the Failed Auction Securities as of September 30, 2010, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     The amortized cost and estimated fair value of available-for-sale securities on September 30, 2010, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$766	$773
Due in two to ten years	1,482	1,512
Due in ten to twenty years	-	-
Due in twenty to forty years	19,179	16,699

	$21,427	$18,984

     The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value

Failed Auction Securities	$-	$-	$-	$-

December 31, 2009

Failed Auction Securities	$13,900	$-	$970	$12,930
     As of December 31, 2009, the Company held auction rate securities that had experienced failed auctions totaling $13,900,000 at par value, that were classified as trading securities, all of which had been purchased through and were held by a broker-dealer affiliate of UBS AG (“UBS”). Pursuant to a settlement agreement reached with UBS, the Company’s then remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010.
     Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on September 30, 2010, with a par value of $19,179,000, was estimated by the Company to be approximately $16,699,000, an increase in fair value of $110,000, net of $421,000 of redemptions from December 31, 2009. The gross unrealized loss of $2,480,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $575,000 and an aggregate temporary impairment of $1,905,000. For the nine months ended September 30, 2010, the aggregate credit loss on the Failed Auction Securities increased by a net amount of $111,000, which was recorded in “Net impairment (losses) gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     The following table sets forth activity related to the estimated credit loss on the Failed Auction Securities recognized in earnings on available-for-sale auction rate securities held by the Company for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010

Balance at the beginning of the period	$506	$464
Reductions for securities sold during the period	(1)	(13)
Additions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	70	124
Balance at the end of the period	$575	$575
     For the third quarter, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheet by $481,000 to reflect an increase in the estimated value of the Failed Auction Securities.
     At this time, the Company has no intent to sell any of the impaired Failed Auction Securities and does not believe it is more likely than not the Company will be required to sell any of these securities. Management expects the securities to regain liquidity as the financial markets recover from the current economic downturn. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statement of Operations, and any such impairment adjustments may be material.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     Assets measured at fair value on a recurring basis include the following as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Cash Equivalents:
Money market funds	$17,049	$—	$—	$17,049
Long term investments:
Auction rate securities	—	—	16,699	16,699
Certificate of deposit	2,285	—	—	2,285
     As of September 30, 2010, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2010. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 3% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which management estimates to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $800,000.
     The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2010 (in thousands):

Level 3

Balance at the beginning of the period	$28,852
Redemptions	(12,271)
Unrealized gain on trading securities included in Other income, net	8
Credit losses on available for sales securities included in Other income, net	(111)
Unrealized gain included in Other comprehensive (loss) income	221

Balance at the end of the period	$16,699

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
4. Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$6	$7	$12	$15
Selling, general and administrative	120	96	326	357
Research and development	34	39	120	133

Total stock based compensation	$160	$142	$458	$505

     During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of September 30, 2010, the Company could not determine that it was probable that the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of September 30, 2010. The fair value for the options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 2.0%, 2.3%, 2.5% and 2.7%, respectively, for each of four potential vesting tranches; expected dividend yield of 2.2%; expected volatility of 55%; and expected lives of 6.5, 7.5, 8.5, and 9.5 years, respectively, for each of four potential vesting tranches.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
5. Net Income per Share
     The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income attributable to Vicor Corporation	$15,819	$1,691	$22,518	$489

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,693	41,665	41,682	41,665
Effect of dilutive securities:
Employee stock options (2)	81	10	60	3

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,774	41,675	41,742	41,668

Basic income per share	$0.38	$0.04	$0.54	$0.01

Diluted income per share	$0.38	$0.04	$0.54	$0.01

(1) Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2) Options to purchase 292,834 and 728,469 shares of Common Stock for the three months ended September 30, 2010, and September 30, 2009, respectively, and options to purchase 407,897 and 845,860 shares of Common Stock for the nine months ended September 30, 2010, and September 30, 2009, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. During the third quarter, the Company granted 1,243,750 stock options that will vest upon certain performance conditions (See Note 4). The Company did not meet the performance conditions as of September 30, 2010, and therefore, the options were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2010.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     Inventories were as follows (in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$27,201	$18,675
Work-in-process	4,361	3,434
Finished goods	3,896	5,191

	35,458	27,300
Inventory reserves	(5,580)	(5,943)

Net balance	$29,878	$21,357

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2010, and December 31, 2009, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements, and the Company purchases certain components from GWS. Purchases from GWS totaled approximately $2,448,000 and $491,000 for the nine months ended September 30, 2010, and 2009, respectively.
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
     There was no allocation of equity method income (loss) for the nine months ended September 30, 2010 and 2009, as GWS incurred a net loss in each period. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets related to the net GWS investment were zero as of September 30, 2010, and December 31, 2009.
8. Severance Charges
     During 2009, the Company initiated workforce reductions and pre-tax charges were recorded for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s respective length of service. Total severance charges of $4,099,000 were recorded in 2009, of which $4,083,000 was recorded through the first nine months of 2009. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     A summary of the activity related to the severance charges, by segment, for the nine months ended September 30, 2010 is as follows (in thousands):

	BBU	V*I Chip	Total
Balance as of December 31, 2009	$255	$4	$259
Payments	(255)	(4)	(259)

Balance as of September 30, 2010	$-	$-	$-

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
     Product warranty activity for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$1,038	$899	$772	$896
Accruals for warranties for products sold in the period	47	(1)	465	102
Fulfillment of warranty obligations	(365)	(13)	(382)	(95)
Revisions of estimated obligations	(13)	(167)	(148)	(185)

Balance at the end of the period	$707	$718	$707	$718

10. Income Taxes
     Prior to September 30, 2010, the Company maintained a valuation allowance against a significant portion of its deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Based on the Company’s pre-tax income for the nine months ended September 30, 2010 being sufficient to fully utilize its net operating loss carryforwards, a history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period, and expected future taxable income, management determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at September 30, 2010, the Company determined that it was appropriate to reverse a portion of its valuation allowance by $5,158,000 as a discrete benefit for income taxes for certain deductible temporary differences expected to be realized in future periods. Management could not make such a determination in the prior quarters of fiscal 2010 due to a lack of confidence in being able to accurately forecast the expected ordinary income (loss) for the year largely due to global economic conditions and the possible impact continued economic and business uncertainty would have on the Company’s business at those times. This tax benefit was partially offset by estimated federal, state and foreign income taxes on the Company’s projected annual 2010 pre-tax income and estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The tax provision in 2009 provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain minority-owned subsidiaries that are not part of the Company’s consolidated income tax returns. The 2010 and 2009 tax provisions also include discrete items, principally related to tax credits and expense for net increases in state taxes and accrued interest for potential liabilities.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     The Company recorded income tax expense for the three and nine months ended September 30, 2009, based on a discrete-period computation because it believed a reliable estimate of its effective annual tax rate could not be made at that time. This was due to the difficulty in accurately forecasting the expected ordinary income (loss) for the year and that small variations in any forecast would have caused wide variability in the estimated tax rate. That variability in the estimated effective annual tax rate is more limited when projecting annual pre-tax income for 2010 and, thus, the Company utilized the effective tax rate method in calculating the tax provision for the three and nine months ended September 30, 2010.
     The (benefit) provision for income taxes and the effective income tax rate for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
(Benefit) provision for income taxes	$(4,400)	$193	$(3,443)	$1,165
Effective income tax rate	(38.4)%	8.8%	(18.0)%	42.2%
     The decrease in the (benefit) provision for income taxes and effective income tax rates for the three and nine months ended September 30, 2010 compared to 2009 was principally due to the tax benefit recorded as a result of releasing a portion of its deferred tax valuation allowance in the third quarter of 2010, discussed above.
     As of September 30, 2010, the Company has a remaining valuation allowance of approximately $7,285,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relates to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.
     In January 2010, the Company received notices from the Commonwealth of Massachusetts and the State of New York that its Massachusetts corporate excise tax returns and New York corporate tax returns, respectively, for tax years 2006 and 2007 had been selected for audit. In April 2010, Vicor Japan Company, Ltd. received notice from the Regional Taxation Bureau that its corporate tax and tax returns, respectively, for tax years from 2007 to 2009 have been selected for audit. The audits with the State of New York and the Regional Taxation Bureau of Japan were both settled in the second quarter for immaterial amounts. While the Massachusetts audit was underway as of September 30, 2010, there are no other income tax audits currently in process.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
11. Comprehensive Income
     The following table sets forth the computation of “Comprehensive income” for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consolidated net income	$15,869	$1,990	$22,621	$1,597
Foreign currency translation gains	149	144	317	49
Unrealized gains (net of tax) on available-for-sale securities	477	178	223	1,354

Comprehensive income	16,495	2,312	23,161	3,000
Less: comprehensive income attributable to noncontrolling interest	65	312	135	1,126

Comprehensive income attributable to Vicor Corporation	$16,430	$2,000	$23,026	$1,874

12. Commitments and Contingencies
     At September 30, 2010, the Company had approximately $1,335,000 of capital expenditure commitments.
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation–related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation–related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
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
September 30, 2010
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
     The following table provides significant segment financial data as of and for the three months ended September 30, 2010 and 2009 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2010:
Net revenues	$60,456	$8,695	$3,240	$-	$(3,719)	$68,672
Income (loss) from operations	17,522	(5,999)	83	(168)	(56)	11,382
Total assets	239,570	27,805	3,963	94,771	(167,676)	198,433
Depreciation and amortization	1,240	894	96	365	-	2,595

2009:
Net revenues	$44,347	$4,492	$1,557	$-	$(2,650)	$47,746
Income (loss) from operations	5,851	(4,191)	(1,030)	(179)	1,481	1,932
Total assets	192,190	14,815	9,162	98,364	(138,418)	176,113
Depreciation and amortization	1,274	750	106	378	-	2,508
     The following table provides significant segment financial data as of and for the nine months ended September 30, 2010 and 2009 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2010:
Net revenues	$159,490	$19,999	$7,923	$-	$(9,654)	$177,758
Income (loss) from operations	39,390	(19,246)	(904)	(451)	(190)	18,599
Total assets	239,570	27,805	3,963	94,771	(167,676)	198,433
Depreciation and amortization	3,550	2,582	309	1,111	-	7,552

2009:
Net revenues	$140,729	$11,454	$4,456	$-	$(7,818)	$148,821
Income (loss) from operations	19,702	(16,064)	(3,329)	(518)	2,409	2,200
Total assets	192,190	14,815	9,162	98,364	(138,418)	176,113
Depreciation and amortization	4,081	2,213	294	1,153	-	7,741
     The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
     As of September 30, 2009, the Company restated its total assets by segment for Picor (decrease of $154,000, or 1.7% of total assets), Corporate (decrease of $1,651,000, or 1.7% of total assets) and Eliminations (increase of $1,805,000, or 1.3% of total assets) due to an error in the calculation of this segment data. The error did not have any impact on the condensed consolidated financial statements as of and for the period ended September 30, 2010, and management does not believe the error was material to the segment information taken as a whole.
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
15. Dividends
     On June 28, 2010, the Company announced that its Board of Directors had approved a cash dividend of $0.30 per share of the Company’s stock. The aggregate dividend of approximately $12,506,000 was paid on July 30, 2010 to shareholders of record at the close of business on July 16, 2010. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
     During the second quarter, a subsidiary in which the Company holds a majority interest paid a dividend of $1,650,000, of which $1,353,000 was paid to the Company and $297,000 was paid to a minority (i.e., third-party) shareholder. This transaction was accounted for as a reduction in noncontrolling interests.
     In October 2010, a subsidiary in which the Company holds a minority interest paid a dividend of $500,000, of which $245,000 was paid to the Company and $255,000 was paid to the majority (i.e., third-party) shareholder. This transaction will be accounted for as a reduction in noncontrolling interests.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
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
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including defense electronics, enterprise and high performance computing, industrial equipment and automation, and vehicles and transportation, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the nine months ended September 30, 2010 and 2009 were approximately 49% and 39%, respectively.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
     Revenues for the third quarter increased by 43.8% to $68,672,000, compared to $47,746,000 for the corresponding period a year ago, and increased 19.7% on a sequential basis from $57,377,000 for the second quarter of 2010. Gross margin increased to $32,473,000 for the third quarter of 2010, compared to $20,668,000 for the corresponding period a year ago, and increased on a sequential basis from $25,739,000 for the second quarter of 2010. Gross margin, as a percentage of revenue, increased to 47.3% for the third quarter of 2010 compared to 43.3% for the third quarter of 2009 and increased on a sequential basis from 44.9% for the second quarter of 2010. Net income attributable to Vicor Corporation for the third quarter was $15,819,000, or $0.38 per diluted share, compared to net income attributable to Vicor Corporation of $1,691,000, or $0.04 per diluted share, for the corresponding period a year ago and net income attributable to Vicor Corporation of $4,747,000, or $0.11 per diluted share, for the second quarter of 2010. During the third quarter of 2010, the Company recorded a non-recurring, non-cash tax benefit of $5,158,000, or approximately $0.12 per diluted share, due to releasing a portion of its deferred tax valuation allowance (See Note 10).
     Revenues for the nine months ended September 30, 2010 increased by 19.4% to $177,758,000, compared to $148,821,000 for the corresponding period a year ago. Gross margin increased to $81,536,000 for the nine months ended September 30, 2010, compared to $65,097,000 for the corresponding period a year ago. Gross margin, as a percentage of revenue, increased to 45.9% for the nine months ended September 30, 2010, compared to 43.7% for the corresponding period a year ago. Net income attributable to Vicor Corporation for the nine months ended September 30, 2010 was $22,518,000, or $0.54 per diluted share, compared to net income attributable to Vicor Corporation of $489,000, or $0.01 per diluted share, for the corresponding period a year ago. The operating results for the nine months ended September 30, 2009, were negatively impacted by aggregate pre-tax charges of $4,083,000 for the cost of severance and other employee-related costs in connection with the Company’s workforce reductions implemented during the nine months ended September 30, 2009, partially offset by a settlement payment discussed below.
     The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 1.02:1 for the third quarter of 2010, compared to 1.43:1 for the second quarter of 2010. The book-to-bill ratio for the nine months ended September 30, 2010 was 1.26:1 compared to 1.04:1 for the nine months ended December 31, 2009. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $104,706,000 at the end of the third quarter of 2010, as compared to $103,227,000 at the end of the second quarter of 2010.
     Operating expenses for the three months ended September 30, 2010, increased $2,355,000, or 12.6%, to $21,091,000 from $18,736,000 in 2009, principally due to an increase in research and development expenses of $1,094,000, selling, general and administrative expenses of $541,000, and a decrease in gain from litigation-related and other settlements, net of $846,000. The key increases in research and development expenses were in compensation expenses of $718,000, outside services of $136,000, sub-contract labor of $61,000, facilities expenses of $57,000, employee recruitment expenses of $48,000, and depreciation and amortization of $44,000, partially offset by a decrease in project materials of $153,000. The key increases in selling, general and administrative expenses were in commissions expense of $249,000, compensation expenses of $166,000, outside services of $80,000, and travel expenses of $75,000.
     Operating expenses for the nine months ended September 30, 2010, increased $40,000, or 0.1%, to $62,937,000 from $62,897,000 in 2009, principally due to an increase in research and development expenses of $3,637,000 and a decrease in the gain from litigation-related and other settlements, net of $846,000, partially offset by decreases in severance charges of $4,083,000 and selling, general and administrative expenses of $360,000. The key increases in research and development expenses were in compensation expenses of $1,638,000, outside services of $538,000, deferred costs of $336,000, project materials of $328,000, employee recruitment expenses of $138,000, sub-contract labor of $112,000, facilities expenses of $100,000, and set-up and tooling expense of $93,000. The key decreases in selling, general and administrative expenses were in compensation expenses of $817,000, legal expense of $318,000, partially offset by increases in advertising expenses of $263,000, outside services of $244,000, commission expenses of $150,000, and travel expenses of $120,000.
     During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain of the vendor’s products. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying consolidated statement of operations. In addition, the Company completed discussions with Exar Corp. and Rohm Device U.S.A., LLC and Rohm Co. Ltd.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
(Rohm entities collectively “Rohm”) resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, the Company reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Condensed Consolidated Statement of Operations.
     Other income, net for the three months ended September 30, 2010 decreased $164,000 to $87,000 from $251,000 in 2009. The primary reasons for the decrease were an increase in credit losses on available-for-sale securities of $75,000, a decrease in foreign currency gains of $61,000 and lower interest income of $29,000.
     Other income, net for the nine months ended September 30, 2010 increased $17,000 to $579,000 from $562,000 in 2009. The primary reasons for the increase was a decrease in credit losses on available-for-sale securities of $356,000 and an increase in gain on disposals of equipment of $223,000, partially offset by an increase in loss on trading securities of $286,000 and decreases in interest income of $218,000 and gains on foreign currency of $99,000.
     For the nine months ended September 30, 2010, depreciation and amortization was $7,552,000 and capital additions were $7,741,000, compared to $7,741,000 and $4,282,000, respectively, for the first nine months of 2009.
     Inventories increased by approximately $8,521,000 or 39.9% to $29,878,000 as compared with $21,357,000 at December 31, 2009 in order to meet the increase in demand, across all three segments. V*I Chip, BBU and Picor inventories increased approximately $4,261,000, $3,674,000, $586,000, respectively.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a complete summary of the critical accounting policies and estimates.
Three months ended September 30, 2010, compared to three months ended September 30, 2009
     Net revenues for the third quarter of September 30, 2010, were $68,672,000, an increase of $20,926,000 or 43.8%, as compared to $47,746,000 for the same period a year ago, and an increase of 19.7% on a sequential basis from the second quarter of 2010.
     The components of revenue were as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase (decrease)
	2010	2009	$	%

BBU	$60,456	$44,347	$16,109	36.3%
V*I Chip	6,786	2,919	3,867	132.5%
Picor	1,430	480	950	197.9%

Total	$68,672	$47,746	$20,926	43.8%

     The increased revenues in each of the three business units reflects increases in overall bookings over the last several quarters, though total orders during the three months ended September 30, 2010 decreased by 14.7% compared with the second quarter of 2010. This decrease was caused by decreases during the period in BBU and Picor orders of 19.4% and 68.1%, respectively, partially offset by an increase in V*I Chip orders of 35.9%. The consolidated book to bill ratio for the three months ended September 30, 2010, was 1.02:1, as compared to 1.19:1 for the corresponding period a year ago, and 1.43:1 for the second quarter of 2010. The quarterly book-

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
to-bill ratio has been volatile and management believes the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the third quarter of 2010 increased $11,805,000, or 57.1%, to $32,473,000 from $20,668,000 in the third quarter of 2009. Gross margin, as a percentage of net revenues, increased to 47.3% from 43.3% as a percentage of net revenues. The increases in gross margin dollars and percentage were primarily due to the increase in net revenues and lower BBU Andover and V*I Chip per unit production costs.
     Selling, general and administrative expenses were $12,166,000 for the quarter ended September 30, 2010, an increase of $541,000, or 4.7%, as compared to $11,625,000 for the same period in 2009. Selling, general and administrative expenses as a percentage of net revenues, decreased to 17.7% from 24.3% for the same period in 2009, primarily due to the increase in net revenues.
     The components of the $541,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Commissions expense	$249	16.2	% (1)
Compensation	166	2.6	% (2)
Outside services	80	35.6%
Travel expenses	75	19.2%
Other, net	(29)	1.1%

	$541	4.7%

(1)	Increase primarily attributed to the increase in net revenues, subject to changes in the mix of revenues subject to commissions.

(2)	Increase primarily attributable to annual compensation adjustments in May 2010 and an increase in fringe expense due to increases in premiums for employee health benefits.
     Research and development expenses were $8,925,000 for the quarter ended September 30, 2010, an increase of $1,094,000, or 14.0%, as compared to $7,831,000 for the same period in 2009. As a percentage of net revenues, research and development decreased to 13.0% from 16.4%, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
     The components of the $1,094,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$718	12.4	% (1)
Outside services/subcontract labor	197	94.2	% (2)
Facilities expenses	57	14.5%
Employment recruiting	48	173.5%
Depreciation and amortization	44	12.6%
Project materials	(153)	(18.5	)% (3)
Other, net	183	74.4	% (4)

	$1,094	14.0%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to increased use of outside services and subcontract labor due to increased activity at one of the Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(3)	Decrease primarily attributed to a decrease in project materials associated with the development of V*I Chip and Picor products.

(4)	Other, net consists of a variety of items, none of which was greater than $35,000.
     The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2010	2009	(decrease)
Interest income	$103	$132	$(29)
Foreign currency gains	28	89	(61)
Unrealized loss on auction rate securities rights	-	(257)	257
Unrealized gain on trading securities	-	271	(271)
Credit loss on available for sale securities	(69)	6	(75)
Other, net	25	10	15

	$87	$251	$(164)

     As of December 31, 2009, the Company held auction rate securities that had experienced failed auctions totaling $13,900,000 at par value, that were classified as trading securities, all of which had been purchased through and were held by a broker-dealer affiliate of UBS AG (“UBS”). Pursuant to a settlement agreement reached with UBS, the Company’s then remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010, and therefore, no unrealized gain (loss) on the UBS auction rate securities rights and trading securities were recorded during the quarter. The estimated credit losses on the

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
Company’s other auction rate securities result from the change in the estimated fair value of these investments as of September 30, 2010 and 2009 compared to June 30, 2010, and 2009, respectively. The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income before income taxes was $11,469,000 for the third quarter of 2010 compared to $2,183,000 for the same period in 2009.
     The (benefit) provision for income taxes and the effective income tax rate for the three months ended September 30, were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010		2009
(Benefit) provision for income taxes	$(4,400)		$193
Effective income tax rate	(38.4%	)	8.8%
     The decrease in the provision for income taxes and the effective income tax rate for the three months ended September 30, 2010, compared to 2009, was principally due to the tax benefit recorded as a result of reversing a portion of its deferred tax valuation allowance in the third quarter of 2010. Please see Note 10 of the Condensed Consolidated Financial Statements for a discussion of the accounting for the tax benefit, deferred tax assets and deferred tax valuation allowances.
     Net income of noncontrolling interest decreased $249,000 to $50,000 in the third quarter of 2010 from $299,000 for the same period in 2009. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income per share attributable to Vicor Corporation was $0.38 for the third quarter of 2010 compared to $0.04 for the third quarter of 2009.
Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009
     Net revenues for the nine months of 2010 were $177,758,000, an increase of $28,937,000 or 19.4%, as compared to $148,821,000, for the same period a year ago.
     The components of revenue were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (decrease)
	2010	2009	$	%

BBU	$159,490	$140,729	$18,761	13.3%
V*I Chip	14,993	6,626	8,367	126.3%
Picor	3,275	1,466	1,809	123.4%

Total	$177,758	$148,821	$28,937	19.4%

     The increased revenues in each of the three business units reflects increases in bookings over the last several quarters. Orders during the nine months ended September 30, 2010 increased by 45.5% compared with the last nine months of 2009. This increase was caused by increases in BBU, V*I Chip, and Picor orders of 28.81%, 245.87%, and 262.58%, respectively. The consolidated book-to-

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
bill ratio for the nine months ending September 30, 2010, was 1.26:1, as compared to 0.99:1 for the corresponding period a year ago, and 1.04:1 for the last nine months of 2009. The quarterly book-to-bill ratio has been volatile, and management believes the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the first nine months of 2010 increased $16,439,000, or 25.3%, to $81,536,000 from $65,097,000 compared to the same period a year ago. Gross margin, as a percentage of net revenues, increased to 45.9% from 43.7% as a percentage of net revenues. The primary component of the increase in gross margin dollars and percentage was the increase in net revenues and lower BBU Andover and V*I Chip per unit production costs.
     Selling, general and administrative expenses were $36,107,000 for the nine months ended September 30, 2010, a decrease of $360,000, or 1.0%, as compared to $36,467,000 for the same period in 2009. Selling, general and administrative expenses as a percentage of net revenues, decreased to 20.3% from 24.5% for the same period in 2009 primarily due to the increase in net revenues, along with the decrease in expenses.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
     The components of the $360,000 decrease in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$(817)	(4.1)%	(1)
Legal fees	(318)	(34.6)%	(2)
Depreciation and amortization	(147)	(5.7)%
Audit and tax fees	(143)	(12.8)%
Telephone	52	7.0%
Employment recruiting	86	98.4%
Travel expenses	120	9.8%
Commissions expense	150	3.1%	(3)
Outside services	244	36.4%	(4)
Advertising expenses	263	15.0%	(5)
Other, net	150	6.3%

	$(360)	(1.0)%

(1)	Decrease primarily attributable to the workforce reductions completed in the first and second quarters of 2009, partially offset by an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Decrease primarily attributed to a decrease in activity associated with the Company’s litigation brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2010 compared to 2009.

(3)	Increase primarily attributed to the increase in net revenues, subject to changes in the mix of revenues subject to commissions.

(4)	Increase primarily attributed to the outsourcing of certain information technology functions that were performed in-house in prior periods.

(5)	Increase attributed due to increased trade publication advertising and increased participation in trade shows, primarily by V*I Chip.
     Research and development expenses were $26,830,000 for the nine months ended September 30, 2010, an increase of $3,637,000, or 15.7%, as compared to $23,193,000 for the same period in 2009. Research and development expenses as a percentage of net revenues, decreased to 15.1% from 15.6% for the same period in 2009 due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
     The components of the $3,637,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,638	9.3%	(1)
Outside services/subcontract labor	650	109.1%	(2)
Deferred costs	336	(47.5)%	(3)
Project materials	328	15.7%	(4)
Employment recruiting	138	402.6%	(5)
Facilities expenses	100	7.6%
Set-up and tooling expenses	93	60.1%
Depreciation and amortization	55	5.0%
Other, net	299	31.7%	(6)

	$3,637	15.7%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to increased use of outside services and subcontract labor due to increased activity at Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(3)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(4)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(5)	Increase primarily attributed to relocation costs for newly hired research and development personnel for the V*I Chip business unit.

(6)	Other, net consists of a variety of items, none of which was greater than $47,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
     The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2010	2009	(decrease)
Interest income	$360	$578	$(218)
Gain on disposals of equipment	248	25	223
Foreign currency (losses) gains	(12)	87	(99)
Unrealized loss on auction rate securities rights	(962)	(402)	(560)
Unrealized gain on trading securities	970	696	274
Credit loss on available for sale securities	(111)	(467)	356
Other, net	86	45	41

	$579	$562	$17

     The unrealized gains (losses) and estimated credit loss on the Company’s auction rate securities and securities rights result from the change in the estimated fair value of these investments as of September 30, 2010 and 2009, compared to December 31, 2009 and 2008, respectively. The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income before income taxes was $19,178,000 for the first nine months of 2010 compared to $2,762,000 for the same period in 2009.
     The (benefit) provision for income taxes and the effective income tax rate for the nine months ended September 30, were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010		2009
(Benefit) provision for income taxes	$(3,443)		$1,165
Effective income tax rate	(18.0%	)	42.2%
     The decrease in the (benefit) provision for income taxes and the effective income tax rate for the three months ended September 30, 2010, compared to 2009, was principally due to the tax benefit recorded as a result of reversing a portion of its deferred tax valuation allowance in the third quarter of 2010. Please see Note 10. of the Condensed Consolidated Financial Statements for a discussion of the accounting for the tax benefit, deferred tax assets and deferred tax valuation allowances.
     Net income of noncontrolling interest decreased $1,005,000 to $103,000 in the first nine months of 2010 from $1,108,000 for the same period in 2009. This was due to lower net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income per share attributable to Vicor Corporation was $0.54 for the first nine months of 2010 compared to $0.01 for the first nine months of 2009.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2010
Liquidity and Capital Resources
     At September 30, 2010, the Company had $46,749,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 4.5:1 as of September 30, 2010, and 4.6:1 as of December 31, 2009. Working capital increased $22,567,000 to $97,358,000 as of September 30, 2010, from $74,791,000 as of December 31, 2009. The primary factors affecting the working capital increase were increases in accounts receivable of $12,875,000, inventories of $8,521,000, cash and cash equivalents of $6,525,000, deferred tax assets of $3,497,000 and other current assets of $1,279,000, partially offset by increases in accounts payable of $3,421,000, deferred revenue of $2,054,000, accrued compensation and benefits of $1,448,000 and a decrease in short-term investments of $2,583,000. The primary sources of cash for the three months ended September 30, 2010, were $14,676,000 in net sales of short-term and long-term investments and $10,989,000 from operating activities. The primary use of cash for the nine months ended September 30, 2010 were common stock dividends paid of $12,506,000 and $7,741,000 for the purchase of equipment.
     As of September 30, 2010, the Company held $19,179,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     On June 28, 2010, the Company announced that its Board of Directors had approved a cash dividend of $.30 per share of the Company’s stock. The aggregate dividend of approximately $12,506,000 was paid on July 30, 2010, to shareholders of record at the close of business on July 16, 2010. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant.
     During the second quarter, a subsidiary in which the Company holds a majority interest paid a $1,650,000 dividend, of which $1,353,000 was paid to the Company and $297,000 was paid to a minority (i.e., third-party) outside shareholder. This transaction was accounted for as a reduction in noncontrolling interests.
     In October 2010, a subsidiary in which the Company holds a minority interest paid a dividend of $500,000, of which $245,000 was paid to the Company and $255,000 was paid to the majority (i.e., third-party) shareholder. This transaction will be accounted for as a reduction in noncontrolling interests.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2010. As of September 30, 2010, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,335,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2010.
     Based on the Company’s ability to access cash and cash equivalents and its expected operating cash flows, management does not anticipate the current lack of liquidity of the Company’s auction rate securities will affect the Company’s ability to execute its current operating plan.
     The Company does not consider the impact of inflation and changing prices on its business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Vicor Corporation
September 30, 2010
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income, net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of September 30, 2010.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2010). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of September 30, 2010, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
September 30, 2010
(b) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II – Other Information
September 30, 2010
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 1 - 31, 2010	-	$-	-	$8,541,000
August 1 - 31, 2010	-	$-	-	$8,541,000
September 1 - 30, 2010	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 5 — Other Information
Not applicable.

Vicor Corporation
Part II – Other Information
September 30, 2010
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

VICOR CORPORATION
Date: November 3, 2010	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)