Form 10-K
period 2010-12-31
VICOR CORP
filed 2011-03-03
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $246,164,100 as of June 30, 2010.

On February 28, 2011, there were 30,003,149 shares of Common Stock outstanding and 11,767,052 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2011 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding: the level of customer orders and the delivery lead times associated therewith; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our plans to invest in research and development and expanded manufacturing capacity; our belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; our continued success depending in part on its ability to attract and retain qualified personnel; our belief that cash generated from operations and the total of our cash and cash equivalents and short-term investments will be sufficient to fund operations for the foreseeable future; our intention regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon our current expectations and estimates as to the prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including our ability to: hire and retain key personnel; develop and market new products and technologies cost effectively and on a timely basis; leverage our new technologies in standard products to promote market acceptance of our new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing our market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for our products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce our intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including our ability to obtain required financial information for investments on a timely basis, our ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in this Annual Report on Form 10-K, including but not limited to those described under Part I, Item I — “Business,” under Part  I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update the factors discussed in this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

Our product strategy is now increasingly focused on the next generation of component-level building block, the V*I Chiptm module, which incorporates our latest advances in ZCS/ZVS technology and other proprietary power conversion innovations. We believe V*I Chip converters offer unprecedented power conversion density (i.e., the output power in Watts as a function of the size of the component in cubic inches), performance (i.e., benchmarks related to the capabilities of the component, such as conversion efficiency), and flexibility (i.e., the ability of our customers to implement a broad range of possible configurations).

The applications in which these power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market, including, in alphabetical order, aerospace and defense electronics, enterprise and high performance computing, industrial automation, telecommunications and networking infrastructure, test and measurement instrumentation, and vehicles and transportation. Our products are sold worldwide to customers ranging from global original equipment manufacturers (“OEMs”) and their contract manufacturers to smaller, independent manufacturers of highly specialized electronic devices.

Our business segments are organized by key product lines:

•	Our Brick Business Unit (“BBU”) segment designs, develops, manufactures and markets modular power converters in two formats: our well-established encapsulated modules , known as bricks, and our newer line of modular power converters that incorporate our V*I Chip technology into innovative packaging, which we market as VI Bricktm modules. The BBU also designs, develops, manufactures and markets a line of “configurable” products, which are complete power supplies assembled using our modular power components. The BBU includes the operations of our Westcortm division, which is focused only on AC-input configurable products, the operations of Vicor Custom Powertm (previously known as Vicor Integration Architectstm), which is our turnkey custom power solutions business, and Vicor Japan Company, Ltd. (“VJCL”), our Japanese subsidiary.

•	Our V*I Chip Business Unit (“V*I Chip”) consists of V*I Chip Corporation, a wholly-owned subsidiary that designs, develops, manufactures and markets a range of advanced power conversion components, including those that enable our Factorized Power Architecturetm (“FPA”). In 2003, we introduced FPA, a new power system architecture based on an array of proprietary power conversion innovations building upon our long-standing leadership in the design of power conversion technologies. We believe FPA provides power system designers enhanced performance at a lower cost than can be attained with conventional power architectures. In 2010, we introduced two new power converter products, the PFMtm and the DCMtm, which exploit proprietary V*I Chip power conversion innovations. The PFM and DCM can be used either as components of FPA or other power system distribution architectures. As V*I Chip converters and FPA represent innovative alternatives to such conventional products and architectures, we established a separate business unit to enable the organizational focus necessary to support early adopters of these disruptive technologies.

•	Our Picor Business Unit (“Picor”) consists of Picor Corporation, a majority-owned subsidiary of Vicor. Picor is a fabless (i.e., it utilizes third parties to manufacture its products) designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into Vicor’s products, to be sold as a complement to our products, or for sale to third parties for separate applications. Much of the differentiation of our BBU and V*I Chip products has been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Because of the considerable design expertise embodied in this captive organization and the potential for success as a merchant vendor of an expanding portfolio of proprietary products, we established Picor as a separate business unit to enable organizational focus and to facilitate a distinct go-to-market strategy.

Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, serves as a European distribution center. VLT, Inc. is our wholly-owned licensing subsidiary. VICR Securities Corporation is our wholly-owned subsidiary established to hold certain investment securities.

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. V*I Chip Corporation also is headquartered in Andover, Massachusetts. Our Westcor division has a design and assembly facility in Sunnyvale, California. Our VJCL subsidiary, which is engaged in sales and customer support activities exclusively for the Japanese market, is located in Tokyo, Japan. Our six Vicor Custom Power locations are geographically distributed around the United States. We have customer support and engineering offices, which we call Technical Support Centers, in the United States, the United Kingdom, France, Germany, Italy, and Hong Kong, China. Picor Corporation is headquartered in North Smithfield, Rhode Island.

All of the above named entities are consolidated in the financial statements presented herein.

We were incorporated in Delaware in 1981, and our common stock was listed on the NASDAQ National Market System in April 1990 under the ticker symbol of VICR.

We maintain a website with the address www.vicorpower.com and make available free of charge through this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

In 1984, we introduced an enhancement of the standardized, high-density power converter to the market: the fully-encapsulated brick, utilizing our ZCS/ZVS technology, in standardized dimensions of 4.6” x 2.4” x 0.5”. Our innovative, patented technology provided superior efficiency and overall performance in a small form factor, while full encapsulation provided not only full shielding from environmental influences, but enhanced thermal performance characteristics. Such thermal performance enhancement has been critical to the differentiated performance of our power converters, as the by-product of voltage conversion is heat, which must be dissipated in order to assure the performance of the converter itself and the overall system to which it is delivering power.

In response to market and technology trends and changes in our customer requirements, we have implemented a strategy addressing both the realities of the current power conversion marketplace and our vision of the long-term direction of that marketplace. Our strategy involves maintaining a viable, profitable legacy business, while investing in the next generation of power management components.

Our early technical and performance leadership contributed to the development of an image in the market as a power component innovator. The BBU experienced strong revenue growth and robust profitability during the 1980s and 1990s, as important markets for our products expanded. However, a significant amount of our revenue was derived from the telecommunications infrastructure market and, when that market collapsed in the early 2000s, we had to reassess our product portfolio and overall competitive positioning. Many of our domestic competitors faced the same circumstances and reoriented their strategies to serve high volume applications of large OEMs. In doing so, they moved much of their manufacturing from the United States to lower cost countries where the contract manufacturers used by their OEM customers were based. We chose not to follow these competitors, remained a domestic manufacturer, and shifted our competitive positioning to one based on “mass customization”, thereby offering customers a wider range of possible solutions than those offered by our competitors.

As a part of our repositioning, we invested significantly in new product designs that emphasized low cost and flexible manufacturing, as well as the plant equipment and information technology necessary to support such low cost and flexible manufacturing, as well as shorter delivery lead times. We also modified our go-to-market strategy to emphasize serving lower volume customers requiring higher value solutions. As such, today our product portfolio is extremely broad, while our customer base and the market segments we serve are far more diverse than prior to the change in our go-to-market strategy. Our mass customization model allows us to profitably meet the specific design and volume requirements of numerous, relatively low volume customers, while avoiding the costs associated with maintaining extensive inventories of finished goods. Our decision to not pursue higher volume commodity opportunities constrained our growth during the economic recovery from 2004 into 2008, but our profitability during this period benefited from our value-added approach. We believe this approach has contributed to reduced volatility of our financial performance during the current period of economic decline, as our customers rely on us for power conversion solutions they generally cannot obtain from our volume-oriented, commodity-focused competitors.

At the same time we undertook a repositioning of the BBU, our legacy business, we announced our vision for the future of component-based power conversion: FPA and V*I Chip modules. Since our founding, our products have been based on advanced, highly-differentiated designs. Much of our intellectual property is patented or otherwise proprietary to us. However, as is typical across the information technology and electronics markets, the segments in which we have competed matured relatively quickly and became characterized by product commoditization and price competition. Given our extensive experience with power conversion technologies and our understanding of trends in both technology and our markets, we concluded the appropriate complement to maintaining our legacy business would be to seek to redefine the competitive landscape in the long-term in targeted market segments with our innovative, flexible new power distribution architecture and our next generation of advanced designs appropriate for applications requiring highly differentiated performance (i.e., conversion efficiency) and power density.

Picor is a highly complementary element of our strategy to redefine the competitive landscape in the long term. Many of the differentiated capabilities of our Brick and V*I Chip products have been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Most notably, proprietary, highly advanced microcontroller circuits are found in many of our most successful switching power components. While the majority of Picor’s activities to date have involved supplying integrated circuits for internal use, Picor’s strategy is to become a merchant vendor of innovative power management circuitry, whether in individual packages, multi-chip modules, or subassemblies. Picor’s product roadmap includes the development of integrated power management products targeted at lower power applications. As such, Picor’s current and planned products represent a complement to FPA and V*I Chip modules.

An important element of our strategy is to protect our competitive leadership with domestic and foreign patents and patent applications that cover our products and much of their enabling technologies. We believe our competitive leadership is further protected by proprietary trade secrets associated with our use of certain components and materials of our own design, as well as our significant experience with manufacturing, packaging and testing these complex devices.

We continue to believe traditional power architectures, in the longer run, may not provide the performance necessary to address future power system requirements, given the trends toward lower bus and load voltages, higher currents, more and diverse on-board voltages, and the higher speeds and performance demands of numerous complex loads. Our overall strategy is to develop differentiated products to address these trends, while providing competitively superior performance and reliability at a lower overall cost.

Our Products

Our website, www.vicorpower.com, sets forth detailed information describing all of products and the applications for which they may be used. The information contained on our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

All of our traditional brick modules are encapsulated with a dielectric, elastomeric, thermally conductive material, thereby providing electrical insulation, thermal conductivity, and environmental protection of the electronic circuitry.

Our Custom Module Design Systemtm (“CMDS”), a core component of the Vicor PowerBenchtm tool suite on our website, is a proprietary system enabling our customers to specify on-line, and verify in real time, the performance and attributes of its DC-DC converters. Not merely a product configuration tool like those offered by competitors, the CMDS enables the comprehensive design of DC-DC converters in all of our established brick form factors (i.e., full, half and quarter size), using patented web-based technology. CMDS is an important element of our mass customization strategy.

The VI Brick combines the superior technical attributes of our V*I Chip technology with robust packaging offering superior thermal characteristics and facilitating a range of board mounting alternatives. VI Brick models include high current density / low voltage DC-DC converters, a wide range of highly efficient bus converters, and individual models for both regulation and transformation. We continue to focus our product development efforts within the BBU on the design of VI Brick modules. During 2010, we introduced the VI Brick PFMtm, an innovative AC-DC converter using V*I Chip technology. The module incorporates active power factor correction and operates over a wide rectified AC input voltage range providing a regulated and isolated 48 Volt direct current output at up to 330 Watts. The high efficiency (93%) of the module and its thermally adept VI Brick package provide a flexible AC to DC power component.

Accessory Power System Components

Accessory power system components, used with our component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. These other functions include input filtering, power factor correction, transient protection and AC line rectification. In general, our broad line of proprietary accessory components are used to condition and/or filter the input and output voltages of the modular power components, and therefore represents an important complement to our converter component lines.

Examples of accessory products include our VI-HAMtm (Harmonic Attenuator Module), a universal-AC-input, power-factor-correcting front end for use with compatible DC-DC power converters, and our VI-AIMtm (AC Input Module), which provides input filtering, transient protection and rectification of the AC line.

Configurable Products

Utilizing our modular power components as core elements, we have developed several configurable product families that provide complete power solutions configured to a customer’s specific needs. These products exploit the benefits and flexibility of the modular approach to offer higher performance, higher power densities, lower costs, and faster delivery than many competitive offerings. Configurable products are designed, developed and manufactured by the BBU, which offers a range of AC-DC and DC-DC products, by its Westcor division, which focuses on high-power AC-DC power supplies, and by VJCL, which offers configurable power supplies addressing the specific requirements of Japanese customers.

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

Customer Specific Power System Products

Certain customers rely on us to design, develop and manufacture customized power systems to meet performance and/or form factor requirements that cannot be met with off-the-shelf system solutions. By utilizing our power components as building-blocks in developing these custom power systems, we have been able to meet such customers’ needs with reliable, high power density, turnkey solutions. These low-volume, high value-add products, besides meeting customers’ specific requirements, frequently are designed to function reliably in the harsh environments associated with aerospace and defense applications.

We pursue custom opportunities through our Vicor Custom Power network, which consists of six regional design, assembly and customer support locations. Of the six locations, one is a division, three are either wholly-owned or majority-owned subsidiaries, and two are less than 50%-owned subsidiaries.

V*I Chip Products

We have pioneered an innovative new board level power architecture, FPA, which separates (or “factorizes”) the basic functions of DC-DC power conversion (voltage transformation, regulation, and isolation) into separate power components called V*I Chip modules. Our V*I Chip converters represent the next generation of modular power components, providing power systems designers the ability to address increasingly challenging requirements. With each new generation of microprocessor, application specific integrated circuit, and memory, the trend has been toward lower voltages, higher currents, higher speeds and more on-board voltages. System designers must contend with a range of lower voltages, improve overall power system efficiency, and deliver the solution in an ever-smaller form factor.

We believe FPA provides power system designers superior power density, conversion efficiency, transient responsiveness, noise performance, reliability, and design flexibility at a lower overall cost than attained with conventional board level power architectures. We currently offer three V*I Chip modules for implementation of FPA designs: the BCMtm (Bus Converter Module), an intermediate bus converter; the PRMtm (Pre-Regulator Module), a non-isolated regulator; and the VTMtm (Voltage Transformation Module), an isolated current multiplier. All three modules are offered in full (i.e., 1.1 square inch) and half (i.e., 0.57 square inch) modules.

The BCM provides an isolated, unregulated intermediate bus voltage, at efficiencies up to 96%, to power non-isolated converters at the point-of-load from a narrow range DC input. The PRM is a non-isolated regulator, operating at up to 97% efficiency, capable of both boosting (i.e., increasing) and bucking (i.e., reducing) an input voltage and providing a regulated, adjustable output voltage or “factorized bus”. VTMs are designed to meet the demands of advanced microprocessor and memory applications at the point of load with fixed ratio voltage transformation with extremely fast transient response, while providing isolation from input to output.

We have successfully deployed V*I Chip modules in FPA implementations in several demanding application categories for which they are well suited, including high performance computing, advanced test and measurement, and defense electronics.

As addressed above in the context of its use in a VI Brick product, in 2010 V*I Chip introduced the PFM converter, an isolated AC-DC module offering active PFC. The PFM has dimensions of 1.92” x 1.91” x 0.37” (approximately twice size of a full size BCM, PRM or VTM module).

Picor Products

Picor designs, develops, and markets high performance integrated circuits and related products for use in a variety of power system applications. Picor is pursuing a merchant strategy and offers a growing range of products for sale to third parties.

In 2010, Picor introduced the Cool-Powertm module, a DC-DC converter delivering 60 Watts of output power in half the size of competitive solutions. Picor’s product portfolio includes a range of Cool-ORingtm full-function Active ORing solutions and discrete Active ORing controllers. These solutions address the requirements of redundant power architectures implemented in today’s high-availability systems such as enterprise servers, high performance computing, and telecom and communications infrastructure systems. Picor also offers a range of QuietPowertm output (QPO) and input (QPI) electromagnetic interference filters differentiated by their small, surface mount System-in-Package and low cost. Products are targeted at a range of industry and customer applications.

MIL-COTS Products

We offer versions of our commercial-off-the-shelf brick converters and accessories, configurable power supplies, and V*I Chip converters meeting certain specification standards established by the U.S. Department of Defense. Such “MIL-COTS” products meet the performance and reliability requirements associated with use in harsh and demanding environments.

Sales and Marketing

We sell our products in North America and South America through a network of independent sales representative organizations and in other areas of the world through independent distributors. Sales activities are managed by a staff of Area Sales Directors, Regional and National Account Sales Managers, and sales personnel in the following locations: our world headquarters in Andover, Massachusetts; a Technical Support Center in Lombard, Illinois; our Westcor division in Sunnyvale, California; Vicor Custom Power locations in Cedar Park (Austin), Texas, Milwaukie (Portland), Oregon, and Oceanside (San Diego), California; our subsidiary in Tokyo, Japan; and our Technical Support Centers in Munich, Germany, Camberley, Surrey, England, Milan, Italy, Paris, France, and Hong Kong, China.

International sales, as a percentage of total net revenues, were approximately 49% in 2010, 41% in 2009, and 42% in 2008, respectively.

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

During 2010, we introduced an electronic commerce capability through our website, www.vicorpower.com. Registered customers in the U.S., Canada and certain European countries are now able to purchase prototype quantities of selected products online. We intend to expand our online capability in the near future to include customers from other countries.

We also sell directly to customers through Vicor Expresstm, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of certain standard products. Through Vicor B.V., Vicor Express operates in Germany, France, Italy and England.

Applications and Customers

The applications in which our power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market. Our products are sold worldwide to customers ranging from global OEMs and their contract manufacturers to smaller, independent manufacturers of highly specialized electronic devices. For the years ended December 31, 2010, two customers accounted for approximately 12.3% and 11.5% of net revenues, respectively. During 2009 and 2008, no single customer accounted for more than 10% of our net revenues.

Backlog

As of December 31, 2010, we had a backlog of approximately $78,900,000 compared to $57,200,000 on December 31, 2009. Backlog is comprised of orders for products for which shipment is scheduled within the next 12 months. A portion of our sales in any quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of our long-term strategy, we are committed to the continued advancement of power conversion technology and power component product development. We invested approximately $36,000,000, $31,600,000, and $31,400,000 in research and development in 2010, 2009, and 2008, respectively. Investment in research and development represented approximately 14.4%, 16.0%, and 15.3% of net revenues in 2010, 2009, and 2008, respectively. We intend to continue to invest a significant percentage of revenues in research and development activities.

Manufacturing and Quality Assurance

Our principal manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation of converter subassemblies, final environmental stress screening of certain products and product test using automatic test equipment.

We continue to pursue a manufacturing strategy based upon the phased acquisition and/or fabrication, qualification and integration of automated manufacturing equipment to reduce manufacturing costs, increase product quality and reliability and enable rapid and effective expansion of capacity, as needed. We intend to make continuing investments in manufacturing equipment, particularly for our V*I Chip and VI Brick products and replacement of manufacturing equipment utilized by the BBU.

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

With the BBU, our strategy is largely based on differentiated responsiveness to customer requirements enabled by our mass customization capabilities. We believe we have a strong competitive position, particularly with customers who need small, high density power system solutions requiring a variety of input-output configurations. We compete on the basis of differentiation, offering a broad product line and mass customization abilities. We also compete by emphasizing technical innovation, product performance, and service and technical support. We believe the principal competitive variables in the market segments in which the BBU competes are price, performance, and the level of service and technical support offered.

With V*I Chip, our strategy is largely based on differentiated products offered to, at least during the early adoption of such products, a limited number of larger potential customers well-positioned to benefit from the advantages offered by our products (e.g., global original equipment manufacturers in computing, networking, and test and measurement). V*I Chip currently competes with vendors of power component solutions, many of which are the manufacturers with which the BBU competes. In the coming years, we anticipate a significantly broadened market for V*I Chip, as awareness of the advantages of V*I Chip spreads and a broader audience of potential customers is reached. We also anticipate the introduction of the PFM and DCM concepts will accelerate adoption of our broadened V*I Chip product line, as we will be well-positioned to offer comprehensive AC-DC and DC-DC solutions across a wider range of applications.

Picor and, to a lesser extent, V*I Chip compete with suppliers of integrated circuits for power conversion applications, many of which have significantly greater financial and marketing resources and longer operating histories. We believe Picor is developing a strong competitive position based on innovative semiconductor design and PSiP packaging. Based on Picor’s expanding product roadmap, we anticipate Picor will experience more direct competition with these larger suppliers, as we target their customers with our increasingly silicon-centric power conversion solutions.

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

We have been issued 129 patents in the United States (which expire between 2010 and 2026). We also have a number of patent applications pending in the United States, Europe and the Far East. We intend to vigorously protect our rights under these patents. Although we believe patents are an effective way of protecting our technology, there can be no assurances that our patents will prove to be enforceable.

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

Employees

As of December 31, 2010, we had approximately 1,002 full time employees and 68 part time employees.

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

Our future operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis, are difficult to predict, and may be materially affected by a number of factors, many of which are beyond our control, including:

•	the effects of adverse economic conditions in the United States and international markets, especially in light of the continued challenges in global credit and financial markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of our new product announcements or introductions, as well as those by our competitors;

•	our ability to effectively coordinate changes in the mix of products we manufacture and sell, while managing our ongoing transition in organizational focus from traditional brick power components to our new V*I Chip, VI Brick and Picor products;

•	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

•	changes in order lead times and our “turns” volumes (i.e., the volumes of purchase orders received and shipped within an individual quarter);

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities at efficient levels, maintaining production capacity and manufacturing yields;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of investors, the market price of our common stock may decline.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the recent unprecedented volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	investor perception of our company and the industry in which we operate;

•	the absence of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our common stock;

•	the uncertainty of the declaration and payment of future cash dividends on our common stock; and

•	the concentration of ownership of our common stock by Dr. Vinciarelli, our Chairman of the Board, Chief Executive Officer, and President.

Public stock markets have recently experienced extreme price and trading volume volatility. This volatility significantly and negatively affected the market prices of securities of many technology companies, including the market price of our common stock in late 2008 and early 2009. The return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our common stock for indefinite periods. In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to certain categories of investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

The ownership of our common stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. Dr. Vinciarelli owned, as of December 31, 2010, 9,675,480 shares of our common stock, as well as 11,023,648 shares of our Class B common stock (convertible on a one-for-one basis into common stock), together representing 50.5% of total issued and outstanding shares. Certain institutional investors have been long-term owners of our common stock and held in aggregate, as of September 30, 2010 (the most recent reporting date for institutional holders), over 15% of our issued and outstanding shares. Accordingly, the market float for our common stock and average daily trading volumes are relatively small, which can negatively impact investors’ ability to buy or sell shares of our common stock in a timely manner.

We do not actively communicate with investment analysts and, as a consequence, there are no earnings estimates or supporting research coverage of our company. Because operating results have fluctuated on a quarterly and annual basis, investors may have difficulty in assessing our current and future performance.

In the past, we have declared and paid cash dividends on our common stock. The payment of dividends is based on the periodic determination by the Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to shareholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof.

Dr. Vinciarelli owns 93.7% of our issued and outstanding Class B shares, which possess 10 votes per share. (Dr. Estia J. Eichten, a member of our Board of Directors, owns the balance of Class B shares issued and outstanding.) As such, Dr. Vinciarelli, controlling in aggregate 81.3% of share voting power, has effective control of the governance of the Company.

The ongoing disruptions in the global economy, as well as continued uncertainty in global financial markets, could materially and adversely affect our business and results of operations.

While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past two years, uncertainty about continuing economic stability remains. Global financial markets continue to experience disruptions, including diminished liquidity and credit availability. In particular, the recent European debt crisis and related financial restructuring efforts has contributed to the instability in global credit markets. Further disruption and deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. The recent debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. Any of these items individually, or in combination, could materially and adversely affect our business and the results of operations. In 2009, we took actions to address the effects of the economic crisis, including a reduction in force and the implementation of cost control and reduction efforts. While these actions contributed to the positive operating results in 2010, it is possible that we may need to take further cost control and reduction efforts if economic conditions deteriorate again.

We compete with many companies possessing far greater resources.

Some of our competitors have greater financial, manufacturing, technical, sales and marketing resources than we have. We compete with domestic and foreign manufacturers of integrated power supplies and power conversion components. With the growth of our V*I Chip and Picor product lines, we increasingly are competing with global manufacturers of power management products. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality or lower cost. If we fail to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, and introduce them to the market on a timely basis, our competitive position and results of operations could be materially adversely affected.

Our future success increasingly depends upon our ability to develop and market differentiated, leading-edge power conversion products for larger customers, potentially contributing to lengthy product development and sales cycles that may result in significant expenditures before revenues are generated.

The power system industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on our results of operations. We are following a strategy based on the development of differentiated products addressing what we believe to be the long-term limitations of traditional power architectures. The development of such new products is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance we will be able to develop and introduce new and improved products in a timely or efficient manner or new and improved products, if developed, will achieve market acceptance.

Our future success depends substantially upon customer acceptance of our innovative products. As we have been in the early stages of market penetration for these products, we have experienced lengthy periods during which we have focused our product development efforts on the specific requirements of a limited number of large customers, followed by further periods of delay before meaningful purchase orders are received. These lengthy development and sales cycle times increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result, we may incur significant product development expenses, as well as significant sales and marketing expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

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

In particular, revenue growth in the V*I Chip segment and the Vicor Custom Power group over the last several years has come from either a limited number of customers or from a limited number of significant customer programs. A decline in or deferral of demand from one or several of these large customers or the discontinuation of certain programs, or declines in our other end-user markets in general, could have a material adverse impact on our results of operations. In 2009 and 2010 several large customers, due to uncertain conditions in their own businesses, deferred placing purchase orders with us and/or deferred delivery of scheduled product shipments. As a result, we incurred additional costs associated with managing our inventory levels and scheduling our production activity. In addition, our increased focus on either a limited number of customers or a limited number of significant customer programs, as well as our experience with the deferred purchase orders and/or delivery of certain scheduled product shipments, have contributed to large variances in our reported quarterly ratio of bookings to billings. Accordingly, comparison of our “book to bill” ratios on a quarter-to-quarter basis can be misleading and may not accurately represent revenue trends.

We rely on third-party vendors and subcontractors for supply of components and assemblies and, therefore, cannot control their availability or quality.

We depend on third party vendors and subcontractors to supply components and assemblies used in our products, some of which are sole-sourced. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to grow, we may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third-parties.

We may not be able to procure necessary key components for our products, or we may purchase excess raw material inventory or unusable inventory, possibly impacting our results of operations.

The power systems industry, and the electronics industry as a whole, can be subject to pronounced business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of raw materials and components to match production schedules and customer delivery requirements. Many of our products, notably V*I Chip modules and Picor PSiPs, require raw materials and components supplied by a limited number of vendors and, in some instances, a single vendor. During periods of demand growth, key materials and components required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient materials and components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain raw materials and components. Such increased inventory levels may increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets, leading to order cancellation. If we purchase excess inventory or determine certain inventory is unusable, we may have to record additional inventory reserves or write-off the unneeded inventory, which could have a material adverse effect on our gross margins and on our results of operations.

Our revenues and profits may not increase enough to offset the expense of additional production capacity.

We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for both our new V*I Chip products and for BBU products. During 2010, we added equipment to the V*I Chip production lines that more than doubled production capacity. We have also replaced certain equipment and added new, more efficient equipment for certain processes on the BBU production lines. If overall revenue levels do not increase enough to offset the increased fixed costs, or significant revenues do not materialize for the V*I Chip products, or if there is deterioration in our overall business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time, resulting in impairment charges that could have a material adverse effect on our financial position and results of operations.

If we were unable to use our manufacturing facility in Andover, Massachusetts, we would not be able to manufacture for an extended period of time.

All modular power components, whether for direct sale to customers or for sale to our subsidiaries and divisions for incorporation into their respective products, are manufactured at our Andover, Massachusetts, production facility. Substantial damage to this facility due to fire, natural disaster, power loss or other events could interrupt manufacturing. Any prolonged inability to utilize all or a significant portion of this facility could have a material adverse effect on our results of operations.

We are exposed to foreign economic, political and other risks.

International sales have been and are expected to be a significant component of total sales. Dependence on unaffiliated third party distributors for our international sales exposes us to special risks, such as foreign economic and political instability, foreign currency controls and market fluctuations, trade barriers and tariffs, foreign regulations and exchange rates. Our international customers’ business may be negatively affected by the current crisis in the global credit and financial markets. Sudden or unexpected changes in the foregoing could have a material adverse effect on our results of operations.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse affect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been and may need to continue to defend or challenge patents. We have incurred and expect to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our results of operations and financial position.

We may face intellectual property infringement claims that could be costly to resolve.

The power supply industry is characterized by vigorous protection and pursuit of intellectual property rights. We may in the future receive communications from third parties asserting that our products or manufacturing processes infringe on a third party’s patent or other intellectual property rights. In January 2011, we were named in a complaint for patent infringement filed by SynQor, Inc. (see Part I — Item 3- Legal Proceedings). In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced to either redesign or stop production of products incorporating that technology, and our operating results could be materially and adversely affected. In addition, litigation may be necessary to defend us against claims of infringement, and this litigation could be costly and divert the attention of key personnel. An adverse outcome in these types of matters could have a material adverse impact on the results of our operations and financial condition.

We may face legal claims and litigation from product warranty or other claims that could be costly to resolve.

We may in the future encounter legal action from customers, vendors or others concerning product warranty or other claims. We generally offer a two-year warranty from the date title passes from us for all of our standard products. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to our warranty policies. These issues may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product returns, which may adversely impact our operating results. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

Our ability to successfully implement our business strategy may be limited if we do not retain our key personnel and attract and retain skilled and experienced personnel.

Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely affect our business and financial results. In particular, we are dependent on the services of Dr. Vinciarelli, our founder, Chairman of the Board, Chief Executive Officer, and President. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our results of operations. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain these employees, our ability to successfully implement our business strategy may be harmed.

Funds associated with our investments in auction rate securities may not be accessible at par value in the short term, and given this illiquidity, we may be required to make additional adjustments to their carrying value.

As of December 31, 2010, we held $19,075,000 of auction rate securities at par value, consisting of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. We purchased these securities through the investment banking affiliate of Bank of America, N.A. Before February 2008, the investment banks conducting the periodic “Dutch auctions” by which interest rates for the securities had been established had committed their capital to support such auctions in the event of insufficient third-party investor demand. Starting the week of February 11, 2008, a substantial number of auctions failed, as demand from third-party investors weakened and the investment banks conducting the auctions chose not to commit capital to support such auctions (i.e., investment banks chose not to purchase securities themselves in order to balance supply and demand, thereby facilitating a successful auction, as they had done in the past). We accepted a settlement offer from UBS AG (“UBS”) in November 2008, and, as called for in the settlement, UBS purchased the then outstanding par value of $8,600,000 of auction rate securities purchased through UBS on June 30, 2010. However, we have received no settlement offer from Bank of America to date. While we do not currently anticipate the lack of liquidity of our auction rate securities to adversely affect our ability to conduct business, the funds associated with auction rate securities may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured.

In order to record the value of our auction rate securities appropriately each quarter, we have estimated their market value and recorded an impairment charge. Deemed “available-for-sale”, these securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors reported in “Accumulated other comprehensive (loss) income,” a component of Stockholders’ Equity. We periodically evaluate if an investment is considered impaired, whether impairment is other than temporary, and the measurement of an impairment loss.

The following circumstances, among others, may cause us to record such impairment charges to our Consolidated Statements of Operations:

•	the default of an issuer or a specific security of that issuer;

•	the significant deterioration of the credit rating of a security or its issuer;

•	a tender offer for a specific security from the issuer valuing the security at less than par that is accepted by the number of holders necessary to require all holders to tender their securities; and

•	development of a robust secondary market for auction rate securities, establishing an active market value for our securities or similar securities that represents a substantial discount to par.

Such impairment charges or, in the event of a sale, realized losses could be material in amount and be detrimental to our financial position, potentially impacting our ability to fund operations.

Changes in our effective tax rate may impact our results of operations.

Our effective tax rate has been difficult to predict in recent reporting periods due to the volatility of our financial performance, as well as a range of factors outside of our control. Factors that may increase our future effective tax rate include: increases in tax rates in various jurisdictions; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income in future periods.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for the Company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and to continuously improve and remediate internal controls over financial reporting.

While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we may be unable to produce reliable financial reports or prevent fraud, which could materially adversely affect our business. In addition, we may be subject to sanctions or investigation by government authorities or self-regulatory organizations, such as the Securities and Exchange Commission or The NASDAQ Stock Market, LLC. Any such actions could affect investor perceptions of the Company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common shares to decline or limit our access to capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2010 and remain unresolved. There are no unresolved comments from the Securities and Exchange Commission as of December 31, 2010.

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

On February 22, 2007, we announced an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. We have been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of us in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to us, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (the “Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007 through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment yet has been entered by the court.

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

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain products the vendor had sold to us. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and us in U.S. District Court for the Eastern District of Texas. This immediately followed a complaint filed by us on January 26, 2011 in U.S. District Court for the District of Massachusetts, in which we sought a declaratory judgment that our bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to us, SynQor’s complaint alleges that our products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents.

SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining us from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, we dismissed our Massachusetts action without prejudice to allow the litigation to proceed in Texas. We do not believe any of our products, including our unregulated bus converters, infringe any valid claim of the SynQor patents, either alone or when used in an intermediate bus architecture implementation. We believe SynQor’s claims lack merit and therefore plan to vigorously defend ourselves against SynQor’s patent infringement allegations.

We are involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against us cannot be predicted with certainty, we do not expect any current litigation or claims to have a material adverse impact on our financial position or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market for the periods indicated:

2010	High	Low

First Quarter	$14.31	$7.98
Second Quarter	16.24	10.87
Third Quarter	16.35	11.98
Fourth Quarter	19.50	14.65

2009	High	Low

First Quarter	$6.75	$3.86
Second Quarter	7.30	4.63
Third Quarter	7.97	6.42
Fourth Quarter	9.68	6.50

As of February 28, 2011, there were 228 holders of record of our Common Stock and 16 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements, and any other factors the Board of Directors may consider relevant.

On June 28, 2010, the Company’s Board of Directors approved a cash dividend of $0.30 per share of the Company’s stock. The total dividend of approximately $12,506,000 was paid on July 30, 2010 to shareholders of record at the close of business on July 16, 2010.

From time to time, excess cash held at the subsidiary level is transferred to the Company via cash dividends. Because we own less than 100% of the common stock of certain subsidiaries, such subsidiary dividends can result in payments to outside shareholders of those subsidiaries. During the year ending December 31, 2009, two subsidiaries paid a total of $4,690,000 in cash dividends on subsidiary common stock, of which $3,421,000 was paid to the Company and $1,269,000 was paid to outside shareholders (i.e., paid to certain subsidiary employees who own common stock in the subsidiary). During the year ending December 31, 2010, three subsidiaries paid a total of $5,457,000 in cash dividends, of which $4,905,000 was paid to the Company and $552,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

Issuer Purchases of Equity Securities

				Maximum
				Number (of
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as	that May Yet Be
	of Shares		Part of Publicly	Purchased Under
	(or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs

October 1 — 31, 2010	-	$-	-	$8,541,000
November 1 — 30, 2010	-	$-	-	$8,541,000
December 1 — 31, 2010	-	$-	-	$8,541,000

Total	-	$-	-	$8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2010.

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

The graph assumes an investment of $100 on December 31, 2005, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and S&P SmallCap 600 Index

	2005	2006	2007	2008	2009	2010
Vicor Corporation	$100.00	$71.62	$103.31	$45.02	$63.34	$113.84
S&P 500 Index	$100.00	$115.79	$122.16	$76.97	$97.32	$111.99
S&P SmallCap 600 Index	$100.00	$115.11	$114.77	$79.12	$99.35	$125.48

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2010, 2009, and 2008, and with respect to our balance sheets as of December 31, 2010 and 2009, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2007 and 2006, and with respect to our balance sheets as of December 31, 2008, 2007 and 2006 are derived from our Consolidated Financial Statements, which are not included herein.

	Year Ended December 31,
Statement of Operations Data	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Net revenues	$250,733	$197,959	$205,368	$195,827	$192,047
Income (loss) from operations	29,122	4,773	(1,142)	1,071	(33,182)
Consolidated net income (loss)	33,539	4,093	(1,778)	5,874	(28,497)
Net income attributable to noncontrolling interest	214	1,295	1,817	539	562
Net income (loss) attributable to Vicor Corporation	33,325	2,798	(3,595)	5,335	(29,059)
Net income (loss) per share — basic and diluted attributable to Vicor Corporation	0.80	0.07	(0.09)	0.13	(0.69)
Weighted average shares — basic	41,700	41,665	41,651	41,597	41,839
Weighted average shares — diluted	41,772	41,671	41,651	41,687	41,839
Cash dividends per share	$0.30	$-	$0.30	$0.30	$0.27

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
	(In thousands)

Working capital	$105,454	$74,791	$65,297	$114,924	$123,467
Total assets	204,912	180,577	171,922	192,458	247,461
Total liabilities	25,900	24,511	20,496	23,978	73,696
Total equity	179,012	156,066	151,426	168,480	173,765

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, manufacture and market modular power components and complete power systems based upon a portfolio of patented technologies. We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market, including aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. International sales as a percentage of total revenues were approximately 49% in 2010, 41% in 2009 and 42% in 2008, respectively.

We have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets modular power converters and configurable products, and also includes the operations of our Westcor division, the six entities comprising Vicor Custom Power, and the BBU activities through VJCL. The V*I Chip segment includes V*I Chip Corporation which designs, develops, manufactures and markets our FPA products. V*I Chip activities conducted through VJCL are included in the V*I Chip segment. Picor develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to be sold to third parties for separate applications.

For the year ended December 31, 2010, revenues increased to $250,733,000 from $197,959,000 in 2009. We had income before taxes of $29,619,000 in 2010 as compared to $5,455,000 in 2009. We reported net income in 2010 of $33,325,000 as compared to $2,798,000 in 2009, and a diluted income per share of $0.80 in 2010 as compared with a diluted income per share of $0.07 in 2009. The gross margin for 2010 increased to 45.7%, compared with 44.2% in 2009. The primary components of the increase in gross margin dollars and percentage were the increase in net revenues and lower BBU Andover and V*I Chip per unit productions costs. During the third and fourth quarters of 2010, respectively, the Company recorded non-recurring, non-cash tax benefits of $5,158,000, or approximately $0.12 per diluted share, and $1,159,000, or approximately $0.03 per diluted share, due to the release of portions of its deferred tax valuation allowance (See Note 14).

The book to bill ratio, calculated as the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, for the third and fourth quarters of 2010 was 1.02:1 and 0.66:1, respectively. The book to bill ratio for the year ended December 31, 2010 was 1.09:1, compared to 1.03:1 for the year ended December 31, 2009. We ended 2010 with approximately $78,900,000 in backlog, representing the total of purchase orders received for which product has not yet been shipped, compared to $57,200,000 at the end of 2009.

Operating expenses for 2010 increased $2,577,000, or 3.1%, to $85,398,000 from $82,821,000 in 2009, principally due to increases in research and development of $4,345,000, selling, general and administrative expenses of $1,485,000, and a decrease in “Gain from litigation-related and other settlements, net” of $846,000, offset by a decrease in aggregate pre-tax severance charges of $4,099,000 in connection with workforce reductions implemented during 2009. The key increases in research and development expenses were compensation expenses of $2,101,000, outside services of $787,000, deferred costs of $454,000, project materials of $328,000, facilities expenses of $152,000, employment recruiting of $117,000, depreciation and amortization of $110,000, and set-up and tooling charges of $100,000. The key increases in selling, general and administrative expenses were commissions expense of $543,000, advertising expenses of $465,000, outside services of $237,000, travel expenses of $185,000, employment advertising and recruiting of $136,000, and facilities expense of $114,000, offset by a decrease in legal fees of $302,000.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain products the vendor had sold to us. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations. In addition, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

“Other income, net” decreased $185,000 to $497,000 from $682,000 in 2009. The primary reasons for the decline were decreases in unrealized gain on trading securities of $298,000, interest income of $279,000, and foreign currency gains of $193,000, offset by an increase in credit losses on available for sale securities of $318,000 and gain on disposal of equipment of $218,000.

In 2010, depreciation and amortization totaled $10,222,000, and capital additions were $12,103,000, compared to $10,198,000 and $10,643,000, respectively, for 2009.

Inventories increased by approximately $14,132,000, or 66.2%, to $35,489,000 in 2010 as compared with $21,357,000 at the end of 2009 in order to meet the increase in demand across all three segments. V*I Chip, BBU, and Picor inventories increased approximately $8,105,000, $5,334,000, and $693,000, respectively.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Gross margin	45.7%	44.2%	42.0%
Selling, general and administrative expenses	19.7%	24.2%	27.4%
Research and development expenses	14.4%	16.0%	15.3%
Income before income taxes	11.8%	2.8%	0.4%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, product warranties, inventories, investments, intangible assets, income taxes, impairment of long-lived assets, share-based compensation, contingencies and litigation. Management bases its estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

We employ a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory, based upon its known backlog and historical usage, and assumptions about future demand and market conditions. For BBU products produced at our Andover facility, our principal manufacturing location, the model used is based upon a comparison of on-hand quantities to projected demand, such that amounts of inventory on hand in excess of a three-year projected usage are fully reserved. Since V*I Chip products are still at a relatively early stage, a one-year projected usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

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

Short-Term and Long-Term Investments

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

As of December 31, 2010, we held $19,075,000 of auction rate securities at par value. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by us traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

As of December 31, 2010, we held auction rate securities that had experienced failed auctions totaling $19,075,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The majority of the Failed Auction Securities held by us were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by us are presently at risk of default. Through December 31, 2010, we have continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. We believe that all of our auction rate security investments will ultimately be liquidated without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led us to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, we have continued to classify the Failed Auction Securities as long-term as of December 31, 2010.

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

During 2010, we granted stock-based awards with performance-based vesting provisions tied to achievements of certain performance conditions. For performance-based awards, we assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement of the performance criteria is deemed probable, we begin to recognize the associated compensation expense for the stock options over the relevant performance period.

Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation could occur.

Product Warranties

We generally warrant our products for a period of two years. We maintain allowances for estimated product returns under warranty based upon a review of known or potential product failures in the field and upon historical patterns of product returns. If unforeseen product issues arise or product returns increase above expected rates, additional allowances may be required.

Income Taxes

We recognize deferred tax assets and liabilities using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to September 30, 2010, we maintained a valuation allowance against a significant portion of our deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Based on our pre-tax income for the nine months ended September 30, 2010 being sufficient to fully utilize our net operating loss carryforwards, a history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period, and expected future taxable income, we determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at September 30, 2010, we determined that it was appropriate to reverse a portion of its valuation allowance by $5,158,000 as a discrete benefit for income taxes for certain deductible temporary differences expected to be realized in future periods. An additional benefit of $1,159,000 was recorded in the fourth quarter of 2010. We could not make such a determination in the prior quarters of fiscal 2010 due to a lack of confidence in being able to accurately forecast the expected ordinary income (loss) for the year largely due to global economic conditions and the possible impact continued economic and business uncertainty would have on our business at those times.

As of December 31, 2010, we have a remaining valuation allowance of approximately $10,259,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relates to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. We assess the need for the valuation allowance on a quarterly basis. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires us to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates. If and when we determine the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

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

Contingencies

From time to time, we receive notices of product failure claims, infringement of patent or intellectual property rights of others or for other claims. In fact, we have recently been named in a complaint for patent infringement filed by SynQor, Inc. in January 2011 (see Part I — Item 3 - Legal Proceedings). We assess each matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

Year ended December 31, 2010 compared to Year ended December 31, 2009

Net revenues for fiscal 2010 were $250,733,000, an increase of $52,774,000 or 26.7%, as compared to $197,959,000 for the same period in 2009.

The components of revenue for the years ended December 31 were as follows (dollars in thousands):

			Increase
	2010	2009	$	%

BBU	$217,018	$186,980	$30,038	16.1%
V*I Chip(1)	28,972	8,960	20,012	223.3%
Picor	4,743	2,019	2,724	134.9%

Total	$250,733	$197,959	$52,774	26.7%

(1)	V*I Chip products sold by VJCL are included in the V*I Chip amounts in both years. The 2009 amounts were previously included in BBU.

Overall orders for fiscal year 2010 increased by 33.5% compared with 2009. This increase was caused by increases in BBU, V*I Chip, and Picor orders during the period of 18.3%, 197.1% and 174.5%, respectively. The book-to-bill ratio for fiscal year 2010 was 1.09:1 as compared to 1.03:1 in 2009.

Gross margin for fiscal 2010 increased $26,926,000, or 30.7%, to $114,520,000 from $87,594,000 in 2009. Gross margin as a percentage of net revenues increased to 45.7% from 44.2% compared to the same period a year ago. The primary components of the increase in gross margin dollars and percentage were the increase in net revenues and lower BBU Andover and V*I Chip per unit productions costs.

Selling, general and administrative expenses were $49,417,000 for 2010, an increase of $1,485,000, or 3.1%, as compared to $47,932,000 for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses decreased to 19.7% from 24.2%, due to the increase in net revenues.

The components of the $1,485,000 increase were as follows (in thousands):

	Increase (decrease)

Commissions expense	$543	8.6%	(1)
Advertising expenses	465	19.0%	(2)
Outside services	237	23.1%	(3)
Travel expenses	185	10.8%	(4)
Employment advertising and recruiting	136	111.4%	(5)
Facilities expense	114	8.6%
Telephone	98	9.9%
Audit and tax fees	64	5.1%
Legal fees	(302)	(28.5)%	(6)
Depreciation and amortization	(167)	(4.9)%	(7)
Other, net	112	0.4%

	$1,485	3.1%

(1)	Increase primarily attributed to the increase in net revenues, subject to changes in the mix of revenues subject to commissions.

(2)	Increase primarily attributed to the increase trade publication advertising and increased participation in trade shows, primarily by V*I Chip.

(3)	Increase primarily attributed to the outsourcing of certain information technology functions that were performed in-house in prior periods.

(4)	Represents an overall increase in travel across all business units.

(5)	Increase due to increase in recruiting costs for newly hired personnel.

(6)	Decrease primarily attributed to a decrease in activity associated with the Company’s litigation brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2010 compared to 2009.

(7)	Decrease due to certain fixed assets becoming fully depreciated during 2010.

Research and development expenses increased $4,345,000, or 13.7%, to $35,981,000 in 2010 from $31,636,000 in 2009. As a percentage of net revenues, research and development decreased to 14.4% from 16.0%, due to the increase in net revenues.

The components of the $4,345,000 increase were as follows (in thousands):

	Increase

Compensation	$2,101	8.8%	(1)
Outside services/subcontract labor	787	98.1%	(2)
Deferred costs	454	53.6%	(3)
Project materials	328	11.3%	(4)
Facilities expenses	152	8.8%
Employment recruiting	117	132.3%	(5)
Depreciation and amortization	110	7.6%
Set-up and tooling charges	100	47.1%
Other, net	196	13.2%

	$4,345	13.7%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increase in premiums for employee health benefits.

(2)	Increase primarily attributed to increased use of outside services and subcontract labor due to increased activity at Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(3)	Increase primarily attributed to a decrease as compared to the prior year, in the deferral of costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(4)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(5)	Increase primarily attributed to relocation costs for newly hired research and development personnel for the V*I Chip business unit.

During 2009, we initiated and completed workforce reductions and pre-tax charges were recorded for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s length of service. Total severance charges of $4,099,000 were recorded in 2009.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain products the vendor had sold to us. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations. In addition, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

The major changes in the components of the “Other income, net” for the years ended December 31 were as follows (in thousands):

			Increase
	2010	2009	(decrease)

Interest income	$438	$717	$(279)
Unrealized gain on trading securities	970	1,268	(298)
Unrealized loss on auction rate securities rights	(962)	(964)	2
Credit losses on available for sale securities	(146)	(464)	318
Foreign currency (losses) gains, net	(158)	35	(193)
Gain on disposal of equipment	248	30	218
Other	107	60	47

	$497	$682	$(185)

The unrealized gains (losses) and estimated credit loss on our auction rate securities and securities rights results from the change in the estimate fair value of these investments as of December 31, 2010 and 2009, compared to December 31, 2009 and 2008, respectively. The decrease in interest income is due to lower average balances on certain of our cash accounts that bear interest as well as a decrease in interest rates. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar.

Income before income taxes was $29,619,000 in 2010 compared to $5,455,000 for 2009.

The (benefit) provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2010	2009

(Benefit) provision for income taxes	$(3,920)	$1,362
Effective income tax rate	(13.2%)	25.0%

The increase in the benefit for income taxes and the decrease in the effective income tax rate for the year ended December 31, 2010, compared to 2009, was principally due to the tax benefits of ($5,158,000) and ($1,159,000) recorded as a result of reversing portions of our deferred tax valuation allowance in the third and fourth quarters of 2010, respectively, partially offset by an increase in federal, state and foreign income taxes as compared to 2009. Please see Note 14 of the Consolidated Financial Statements for a discussion of the accounting for the tax benefit, deferred tax assets and deferred tax valuation allowances.

Net income of noncontrolling interest decreased $1,081,000 from $1,295,000 for 2009 to $214,000 in 2010. This was due to lower net income at certain entities in which we hold a noncontrolling interest.

Basic and diluted income per share attributable to Vicor Corporation was $0.80 for the year ended December 31, 2010 compared to $0.07 for the year ended December 31, 2009.

Year ended December 31, 2009 compared to Year ended December 31, 2008

Net revenues for fiscal 2009 were $197,959,000, a decrease of $7,409,000 or 3.6%, as compared to $205,368,000 for the same period in 2008.

The components of revenue for the years ended were as follows (dollars in thousands):

			Increase (decrease)
	2009	2008	$	%

BBU	$186,980	$189,360	$(2,380)	(1.3)%
V*I Chip (1)	8,960	14,991	(6,031)	(40.2)%
Picor	2,019	1,017	1,002	98.5%

Total	$197,959	$205,368	$(7,409)	(3.6)%

(1)	V*I Chip products sold by VJCL are included in the V*I Chip amounts in 2009. The 2009 amounts were previously included in BBU. Sales of V*I Chip products by VJCL in 2008 were not material.

Overall orders for fiscal year 2009 decreased by 3.6% compared with 2008. This decrease was caused by a decrease in BBU orders during the period of 4.8%, offset by an increase in V*I Chip orders of 6.1% and an increase in Picor orders of 140.1%. The book-to-bill ratio for fiscal year 2009 and 2008 was 1.03:1.

Gross margin for fiscal 2009 increased $1,309,000, or 1.5%, to $87,594,000 from $86,285,000 in 2008. Gross margin as a percentage of revenues increased to 44.2% from 42.0% compared to the same period a year ago. The increase in gross margin dollars and gross margin percentage was the result of a more favorable product mix, principally due to increased shipments of higher gross margin products from the Vicor Custom Power subsidiaries and a decrease in shipments of lower gross margin V*I Chip products. Lower production costs also contributed to the higher gross margin.

Selling, general and administrative expenses were $47,932,000 for 2009, a decrease of $8,274,000, or 14.7%, as compared to $56,206,000 for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.2% from 27.4%.

The components of the $8,274,000 decrease were as follows (in thousands):

	Increase (decrease)

Compensation	$(3,000)	(10.6)%	(1)
Legal fees	(1,672)	(61.7)%	(2)
Audit and tax fees	(923)	(42.6)%	(3)
Advertising expenses	(886)	(27.9)%	(4)
Travel expenses	(657)	(29.2)%	(5)
Training expenses	(245)	(17.0)%
Depreciation and amortization	(197)	(5.8)%
International office expenses	(104)	(28.5)%
Employment advertising and recruiting	(97)	(87.0)%
Facilities expense	(53)	(3.3)%
Stockholder reporting	(82)	(32.7)%
Commissions expense	75	1.2%
Other, net	(433)	(10.9)%

	$(8,274)	(14.7)%

(1)	Decrease primarily attributable to the workforce reductions completed in 2009.

(2)	Decrease primarily attributed to a decrease in activity associated with our lawsuit brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2009 compared to 2008.

(3)	Decrease primarily attributed to the late filings of our 2007 Forms 10-Q and additional work related to accounting for our investment in GWS in the first quarter of 2008.

(4)	Decrease primarily attributed to decreased advertising in trade publications.

(5)	Represents an overall reduction in travel across all business units and functional groups.

Research and development expenses increased $238,000, or 0.8%, to $31,636,000 in 2009 from $31,398,000 in 2008. As a percentage of net revenues, research and development increased to 16.0% from 15.3%.

The components of the $238,000 increase were as follows (in thousands):

	Increase (decrease)

Project materials	$710	19.5%	(1)
Picor non-recurring engineering charges	371	(79.2)%	(2)
Set-up and tooling expenses	55	38.0%
Travel expenses	(83)	(30.2)%
Compensation	(380)	(1.6)%	(3)
Deferred costs	(666)	(368.5)%	(4)
Other, net	231	4.5%

	$238	0.8%

(1)	Increase primarily attributed to an increase in materials associated with the development of V*I Chip and Picor products.

(2)	The Picor business unit provides engineering services to BBU and V*I Chip to support certain manufacturing processes and research and development activities. A decline in services related to manufacturing processes resulted in an increase in the amount of charges allocated to research and development expense.

(3)	Decrease primarily attributable to the workforce reduction completed in the first quarter of 2009.

(4)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

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

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain product the vendor had sold to us. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations. In addition, we completed negotiations with Exar and Rohm, resulting in separate settlement agreements calling for a final payment to Exar of $70,000 and no additional payment due Rohm. As a result of the settlements, we reversed a remaining excess accrual of approximately $96,000 in the third quarter of 2009, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

The major changes in the components of the “Other income, net” for the years ended December 31 were as follows (in thousands):

			Increase
	2009	2008	(decrease)

Interest income	$717	$2,138	$(1,421)
Unrealized gain (loss) on trading securities	1,268	(2,238)	3,506
Unrealized (loss) gain on auction rate securities rights	(964)	1,926	(2,890)
Credit losses on available for sale securities	(464)	-	(464)
Foreign currency gains, net	35	82	(47)
Gain on disposal of equipment	30	19	11
Other	60	101	(41)

	$682	$2,028	$(1,346)

The decrease in interest income is due to lower average balances on our cash equivalents and short and long-term investments as well as a decrease in interest rates. The unrealized gains (losses) and credit loss on our auction rate securities and securities rights results from the change in fair value of these investments during the period.

Income before income taxes was $5,455,000 in 2009 compared to $886,000 for 2008.

The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2009	2008

Provision for income taxes	$1,362	$976
Effective income tax rate	25.0%	110.2%

The lower effective income tax rate for the year ended December 31, 2009 compared to the same period in 2008 is principally due an increase in income before income taxes from $886,000 in 2008 to $5,455,000 in 2009, with only a $386,000 increase in the provision for income taxes from 2008 to 2009. The provision for income taxes was higher in 2009 than 2008 due to a reduction in tax reserves due to closing tax periods in certain jurisdictions of $1,123,000 in 2008, partially offset by higher estimated federal and state income taxes for one of the noncontrolling interests that is not part of our consolidated tax return in 2008 compared to 2009.

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

Basic and diluted income (loss) per share attributable to Vicor Corporation was $0.07 for the year ended December 31, 2009, compared to $(0.09) for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had $49,279,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 5.6:1 at December 31, 2010, compared to 4.6:1 at December 31, 2009. Working capital increased $30,663,000 to $105,454,000 at December 31, 2010 from $74,791,000 at December 31, 2009. The primary factors affecting the working capital increase were increases in inventories of $14,132,000, accounts receivable of $12,260,000, cash and cash equivalents of $9,055,000, deferred tax assets of $1,983,000, as well as a decrease in deferred revenue of $1,832,000, offset by increases in accounts payable of $2,541,000, accrued compensation and benefits of $1,032,000, as well a decreases in short term investments of $2,583,000 and other current assets of $1,948,000. The primary source of cash for the year ended December 31, 2010, was $16,894,000 from operating activities and $14,860,000 in net sales of short-term and long-term investments. The primary use of cash for the year ended December 31, 2010 was $12,103,000 for the purchase of equipment, $12,506,000 for the payments of common stock dividends, and $552,000 for the payments of noncontrolling interest dividends, discussed below.

As of December 31, 2010, we held $19,075,000 of auction rate securities classified as long-term investments. Please see Note 4 of the Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2010. As of December 31, 2010, we had approximately $8,541,000 remaining under the November 2000 Plan.

On June 28, 2010, our Board of Directors approved a cash dividend of $0.30 per share of the Company’s common stock. The total dividend of approximately $12,506,000 was paid on July 30, 2010, to shareholders of record at the close of business on July 16, 2010.

During the year ending December 31, 2010, three subsidiaries paid a total of $5,457,000 in dividends, of which $552,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

The table below summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	5 Years

Operating lease obligations	$2,607	$1,264	$1,059	$284	$-
Purchase obligations	1,332	305	625	402	-

	$3,939	$1,569	$1,684	$686	$-

We also have a contract with a third-party to supply nitrogen for our manufacturing and research and development activities. Under the contract, we are obligated to pay a minimum of $300,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $958,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $77,000 on December 31, 2010.

Our primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products and to upgrade equipment for BBU production. We believe cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $2,080,000 of capital expenditure commitments, principally for manufacturing equipment, as of December 31, 2010.

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

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income.” Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of December 31, 2010. We estimate that our annual interest income would change by approximately $1,200,000 in 2010 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, we believe market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing on December 31, 2010, we estimate that a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $157,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vicor Corporation:

We have audited the accompanying consolidated balance sheets of Vicor Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the three years in the period ended December 31, 2010 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 3, 2011

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$49,279	$40,224
Restricted cash equivalents	-	192
Short-term investments	-	2,583
Accounts receivable, less allowance of $309 in 2010 and $260 in 2009	38,825	26,565
Inventories, net	35,489	21,357
Deferred tax assets	2,164	181
Other current assets	2,397	4,345

Total current assets	128,154	95,447
Restricted cash and cash equivalents	-	223
Long-term investments, net	18,417	29,995
Auction rate securities rights	-	962
Property, plant and equipment, net	50,848	49,009
Long-term deferred tax assets	2,805	-
Other assets	4,688	4,941

	$204,912	$180,577

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,999	$9,458
Accrued compensation and benefits	6,772	5,740
Accrued expenses	3,138	2,618
Accrued severance charges	-	259
Income taxes payable	102	60
Deferred revenue	689	2,521

Total current liabilities	22,700	20,656
Long-term deferred revenue	2,178	2,196
Long-term income taxes payable	1,022	384
Deferred income taxes	-	1,275
Commitments and contingencies (Note 15)	-	-
Equity:
Vicor Corporation stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,767,052 shares issued and outstanding	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 38,400,897 shares issued and 30,002,499 shares outstanding (38,296,408 shares issued and 29,898,010 shares outstanding in 2009)	385	384
Additional paid-in capital	163,933	161,746
Retained earnings	133,791	112,972
Accumulated other comprehensive loss	(1,369)	(1,608)
Treasury stock at cost: 8,398,398 shares in 2010 and 2009	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	175,031	151,785
Noncontrolling interest	3,981	4,281

Total equity	179,012	156,066

	$204,912	$180,577

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008

Net revenues	$250,733	$197,959	$205,368
Cost of revenues	136,213	110,365	119,083

Gross margin	114,520	87,594	86,285
Operating expenses:
Selling, general and administrative	49,417	47,932	56,206
Research and development	35,981	31,636	31,398
Severance charges	-	4,099	-
Gain from litigation-related and other settlements, net	-	(846)	(177)

Total operating expenses	85,398	82,821	87,427

Income (loss) from operations	29,122	4,773	(1,142)
Other income, net:
Total other than temporary impairment (losses) gains on available-for-sale securities	(271)	759	-
Portion of gains (losses) recognized in other comprehensive income	125	(1,223)	-

Net impairment losses recognized in earnings	(146)	(464)	-
Other income, net	643	1,146	2,028

Total other income, net	497	682	2,028

Income before income taxes	29,619	5,455	886
(Benefit) provision for income taxes	(3,920)	1,362	976
Loss from equity method investment (net of tax)	-	-	1,688

Consolidated net income (loss)	33,539	4,093	(1,778)
Less: Net income attributable to noncontrolling interest	214	1,295	1,817

Net income (loss) attributable to Vicor Corporation	$33,325	$2,798	$(3,595)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.80	$0.07	$(0.09)
Diluted	$0.80	$0.07	$(0.09)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	41,700	41,665	41,651
Diluted	41,772	41,671	41,651
Cash dividends declared per share	$0.30	$-	$0.30

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Operating activities:
Consolidated net income (loss)	$33,539	$4,093	$(1,778)
Adjustments to reconcile consolidated net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	10,222	10,198	10,515
Deferred income taxes	(6,274)	(74)	127
Unrealized (gain) loss on trading securities	(970)	(1,268)	2,238
Unrealized loss on auction rate security rights	962	964	-
Stock compensation expense	871	657	1,121
Gain on disposal of equipment	(249)	(30)	(22)
Excess tax benefit of share-based compensation	(213)	-	-
Credit loss on available for sale securities	146	464	-
(Decrease) increase in long-term deferred revenue	(18)	1,078	1,076
Severance charges	-	4,099	-
Unrealized gain on acquisition of auction rate security rights	-	-	(1,926)
Loss from equity method investee (net of tax)	-	-	1,688
Change in current assets and liabilities, net	(21,122)	4,617	(3,976)

Net cash provided by operating activities	16,894	24,798	9,063
Investing activities:
Purchases of investments	(908)	(1,695)	(11,574)
Sales and maturities of investments	15,768	6,650	28,004
Additions to property, plant and equipment	(12,103)	(10,643)	(8,265)
Purchase of equity method investment	-	-	(1,000)
Proceeds from sale of equipment	421	32	25
Change in restricted cash	415	322	215
Decrease (increase) in other assets	172	(572)	(229)

Net cash provided by (used in) investing activities	3,765	(5,906)	7,176
Financing activities:
Proceeds from issuance of Common Stock	1,104	-	202
Common stock dividends paid	(12,506)	-	(12,494)
Noncontrolling interest dividends paid	(552)	(1,269)	(1,168)
Excess tax benefit of share-based compensation	213	-	-

Net cash used in financing activities	(11,741)	(1,269)	(13,460)
Effect of foreign exchange rates on cash	137	(38)	(157)

Net increase in cash and cash equivalents	9,055	17,585	2,622
Cash and cash equivalents at beginning of period	40,224	22,639	20,017

Cash and cash equivalents at end of period	$49,279	$40,224	$22,639

Change in assets and liabilities:
Accounts receivable	(11,926)	2,148	3,684
Inventories, net	(13,928)	5,291	(3,311)
Other current assets	2,050	(2,065)	559
Accounts payable and accrued liabilities	3,881	2,550	(4,410)
Accrued severance	(259)	(3,840)	-
Accrual for litigation settlement	-	(162)	(78)
Income taxes payable	892	(1,164)	(141)
Deferred revenue	(1,832)	1,859	(279)

	$(21,122)	$4,617	$(3,976)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$1,113	$3,122	$602

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance on December 31, 2007	$118	$384	$159,332	$126,263	$170	$(121,827)	$164,440	$4,040	$168,480

Sales of Common Stock			202				202		202

Common stock dividends paid				(12,494)			(12,494)		(12,494)

Noncontrolling interest dividends paid								(1,168)	(1,168)

Stock-based compensation expense			1,121				1,121		1,121

Noncontrolling interest adjustment (1)			434				434	(434)	-

Net loss				(3,595)			(3,595)	1,817	(1,778)

Unrealized loss on investments					(3,314)		(3,314)		(3,314)

Currency translation adjustments, net of tax of $226					377		377		377

Comprehensive loss							(6,532)		(4,715)

Balance on December 31, 2008	118	384	161,089	110,174	(2,767)	(121,827)	147,171	4,255	151,426

Noncontrolling interest dividends paid								(1,269)	(1,269)

Stock-based compensation expense			657				657		657

Net income				2,798			2,798	1,295	4,093

Unrealized gain on investments					1,223		1,223		1,223

Currency translation adjustments, net of tax of $30					(64)		(64)		(64)

Comprehensive income							3,957		5,252

Balance on December 31, 2009	118	384	161,746	112,972	(1,608)	(121,827)	151,785	4,281	156,066

Sales of Common Stock		1	1,103				1,104		1,104

Common stock dividends paid				(12,506)			(12,506)		(12,506)

Noncontrolling interest dividend paid								(552)	(552)

Excess tax benefit of share-based compensation			213				213		213

Stock-based compensation expense			871				871		871

Net income				33,325			33,325	214	33,539

Unrealized gain on investments					(123)		(123)	(2)	(125)

Currency translation adjustments, net of tax of $169					362		362	40	402

Comprehensive income							33,564	252	33,816

Balance on December 31, 2010	$118	$385	$163,933	$133,791	$(1,369)	$(121,827)	$175,031	$3,981	$179,012

(1)	A noncontrolling interest had a redemption of preferred stock that resulted in a $434,000 adjustment to Additional Paid-In-Capital.

See accompanying notes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures and markets modular power converters, power system components, and power systems. The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the power converters and systems are large Original Equipment Manufacturers and their contract manufacturers, and smaller, lower volume users which are broadly distributed across several major market areas.

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

Revenue recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is considered probable. License fees are recognized as earned. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the undelivered elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available.

The Company enters into arrangements containing multiple elements which may include a combination of non-recurring engineering services (“NRE”), prototype units and production units. The Company has determined that the NRE and prototype units represent one unit of accounting and the production units a separate unit of accounting, based on an assessment of the respective standalone value. When possible, revenue is allocated to the elements based on VSOE or TPE for each element. For arrangements where VSOE or TPE cannot be established, the Company uses BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would typically transact a standalone sale of the product or service. BESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross margin objectives, current market conditions, information gathered from experience in customer negotiations and the competitive landscape.

The Company defers revenue recognition for the NRE and prototype units until completion of the final milestone under the NRE arrangement. Recognition generally takes place within six to twelve months of the initiation of the arrangement. Revenue for the production units is recognized upon shipment, as for product revenue, as summarized above. For certain multiple-element arrangements entered into prior to January 1, 2009 which contained a combination of technical support services, NRE, minimum license payments and future royalties, separate units of accounting could not be established. Therefore, revenue under these arrangements is deferred and recognized over the term of the arrangement. During 2010, 2009 and 2008, revenue recognized under multi-element arrangements accounted for less than 3% of net revenues.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Transaction gains and losses and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income, net. Foreign currency gains (losses) included in other income, net, were approximately ($158,000), $35,000, and $82,000 in 2010, 2009 and 2008, respectively.

Cash and cash equivalents

Cash and cash equivalents include funds held in checking and money market accounts, certificates of deposit and debt securities with maturities of less than three months at the time of purchase. Cash and cash equivalents are valued at cost which approximates market value. The Company’s money market securities, which are classified as cash equivalents on the balance sheet, are purchased and redeemed at par. The estimated fair value is equal to the cost of the securities and due to the nature of the securities there are no unrealized gains or losses at the balance sheet dates.

Restricted cash and short-term investments

Restricted cash and short-term investments represent the amount of cash and short-term investments required to be set aside as a guarantee for certain foreign letters of credit.

Short-term and long-term investments

The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds, brokered certificates of deposit and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.

The Company’s short-term and long-term investments are classified as either available-for-sale or trading securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering, among other factors, credit default risk probabilities and changes in credit ratings as significant inputs. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the Consolidated Statements of Operations each reporting period.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in “Other income, net” in the Consolidated Statements of Operations. The Company periodically evaluates investments to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing net realizable value is based upon its known backlog, projected future demand and expected market conditions. If the Company’s estimated demand and/or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company’s short-term and long-term investments consist of highly rated

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(AAA/Aaa) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of December 31, 2010, the Company was holding a total of approximately $19,075,000 in auction rate securities, the significant majority of which are student loan backed securities. Through December 31, 2010, auctions held for all of the Company’s auction rate securities have failed. The funds associated with auction rate securities that have failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2010, one customer accounted for approximately 10.7% of trade account receivables. Credit losses have consistently been within management’s expectations.

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

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $2,378,000, $1,969,000 and $2,735,000 in advertising costs during 2010, 2009 and 2008, respectively.

Product warranties

The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns and the cost per return. The Company periodically assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.

Net income (loss) per common share

The Company computes basic earnings per share using the weighted average number of common shares outstanding and diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, if any. The following table sets forth the computation of

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basic and diluted income (loss) per share for the years ended December 31 (in thousands, except per share amounts):

	2010	2009	2008

Numerator:
Net income (loss) attributable to Vicor Corporation	$33,325	$2,798	$(3,595)

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,700	41,665	41,651
Effect of dilutive securities:
Employee stock options(2)	72	6	-

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions(3)	41,772	41,671	41,651

Basic income (loss) per share	$0.80	$0.07	$(0.09)

Diluted income (loss) per share	$0.80	$0.07	$(0.09)

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 345,998 and 720,823 shares of Common Stock were outstanding in 2010 and 2009, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive. Options to purchase 1,084,175 shares of Common Stock in 2008 were not included in the calculation of net loss per share as the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The resulting compensation expense, net of expected forfeitures, for non performance-based stock options is recognized on a straight-line basis over the service period of the award, which is generally five years for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance criteria is deemed probable. The compensation expense, net of expected forfeitures, for performance-based stock options is recognized over the relevant performance period.

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

Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:

Amended and Restated 2000 Stock Option and Incentive Plan (the ‘‘Vicor 2000 Plan”) — Under the Vicor 2000 Plan, the Board of Directors or the Compensation Committee of the Board of Directors may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Discretionary awards of stock options to non-employee directors shall be in lieu of any automatic grant of stock options under the Company’s 1993 Stock Option Plan (the “Vicor 1993 Plan”) and the Company’s 1998 Stock Option and Incentive Plan (the “Vicor 1998 Plan”). Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the Vicor 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

1998 Stock Option and Incentive Plan (the “Vicor 1998 Plan”) — The Vicor 1998 Plan permitted the grant of share options to its employees and other key persons, including non-employee directors for the purchase of up to 2,000,000 shares of common stock. As a result of the approval of the Vicor 2000 Plan, no further grants were made under the Vicor 1998 Plan.

1993 Stock Option Plan (the “Vicor 1993 Plan”) — The Vicor 1993 Plan permitted the grant of share options to its employees and non-employee directors for the purchase of up to 4,000,000 shares of common stock. As a result of the approval of the Vicor 2000 Plan, no further grants were made under the 1993 Plan.

Picor Corporation (“Picor”), a privately held majority-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — The 2001 Picor Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for the purchase of up to 80,000,000 shares of common stock.

V*I Chip Corporation (“V*I Chip”), a privately held wholly-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 V*I Chip Plan”) — The 2007 V*I Chip Plan permits the grant of share options to its employees and other key persons, including non-employee directors and full or part-time officers, for the purchase of up to 100,000,000 shares of common stock.

All non performance-based option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at a price equal to or greater than the estimated fair value for both Picor and V*I Chip at the date of grant. Options generally vest over various periods of up to five years and may be exercised for up to 10 years from the date of grant, which is the maximum contractual term. The Company uses the graded attribution method to recognize expense for all stock-based awards.

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor 2000 Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of December 31, 2010, the Company determined that it was not probable that the revenue targets could be achieved and, accordingly, has not recorded compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of December 31, 2010. The fair value for the options was estimated at the date of grant using the Black Scholes option pricing model.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 V*I Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by the V*I Chip Business Unit. As of December 31, 2010, the Company determined that it was probable that the margin targets could be achieved and, accordingly, will begin recording compensation expense relating to these options beginning January 1, 2011. The unrecognized compensation expense of these performance-based options was approximately $1,481,000 as of December 31, 2010. The fair value for the options was estimated at the date of grant using the Black Scholes option pricing model.

Stock compensation expense for the years ended December 31 was as follows (in thousands):

	2010	2009	2008

Cost of revenues	$19	$20	$52
Selling, general and administrative	618	456	818
Research and development	234	181	251

Total stock based compensation	$871	$657	$1,121

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

	Non Performance-based Stock			Performance-based Stock
	Options			Options(1)
Vicor:	2010	2009	2008	2010

Risk-free interest rate	2.3%	1.1%	2.8%	2.0-2.7%
Expected dividend yield	1.6%	1.0%	2.6%	2.5%
Expected volatility	54%	67%	47%	55%
Expected lives (years)	3.9	2.7	3.1	6.5-9.5

V*I Chip:	2010	2009(2)	2008	2010

Risk-free interest rate	2.7%	-	3.7%	2.7%
Expected dividend yield	-	-	-	-
Expected volatility	49%	-	61%	49%
Expected lives (years)	6.5	-	6.5	6.5

Picor:	2010	2009(2)	2008

Risk-free interest rate	2.0%	-	3.7%
Expected dividend yield	-	-	-
Expected volatility	52%	-	56%
Expected lives (years)	6.5	-	6.5

(1)	There were no Vicor or V*I Chip performance-based options granted prior to 2010.

(2)	There were no Picor or V*I Chip options granted during 2009.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

V*I Chip — As V*I Chip is a nonpublic entity, historical volatility information is not available. An industry sector index of twelve publicly traded fabless semiconductor firms was developed for calculating historical volatility for V*I Chip. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

Expected term:

Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of the Company’s employees exhibit similar exercise behavior.

Picor and V*I Chip— Due to the lack of historical information, the “simplified” method as prescribed by the Security and Exchange Commission was used to determine the expected term on grant awards that meet the definition of “plain vanilla”. For options that did not meet the criteria of “plain vanilla”, the Company calculated the expected term based on its best estimate of what the expected term would be.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 71% of its options will actually vest, and therefore has applied an annual forfeiture rate of 11.25% to all unvested options as of December 31, 2010. For 2009, the Company expected 75% of its options would actually vest and applied an annual forfeiture rate of 9.5%. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 94% of its options will actually vest, and therefore has applied an annual forfeiture rate of 2.0% to all unvested options as of December 31, 2010 and 2009. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

V*I Chip — The Company currently expects that for V*I Chip options, based on an analysis of its historical forfeitures, that approximately 83% of its options will actually vest, and therefore has applied an annual forfeiture rate of 6.25% to all unvested options as of December 31, 2010 and 2009. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Vicor Stock Options

A summary of the activity under the Company’s stock option plans as of December 31, 2010 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2009	765,563	17.11
Granted	1,336,242	13.66
Forfeited and expired	(198,989)	25.93
Exercised	(104,489)	10.55

Outstanding on December 31, 2010	1,798,327	13.95	7.76	$5,204

Exercisable on December 31, 2010	359,264	15.89	2.10	$939

Vested or expected to vest as of December 31, 2010 (1)	884,670	14.25	5.98	$2,678

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2009 and 2008, the Company had shares exercisable of 575,482 and 883,696 respectively, for which the weighted average exercise prices were $19.12 and $17.57, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2010, 2009, and 2008 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $723,000, $1,000 and $109,000, respectively. The total amount of cash received by the Company from options exercised in 2010 was $1,104,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $422,000, $432,000, and $462,000, respectively.

As of December 31, 2010, there was $275,000 of total unrecognized compensation cost related to unvested non-performance share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 8.56 years for all Vicor awards. The expense will be recognized as follows: $180,000 in 2011, $61,000 in 2012, $23,000 in 2013, $9,000 in 2014, and 2,000 in 2015. In addition, as of December 31, 2010, there was $7,790,000 of unrecognized compensation cost related to performance-based options, for which expensing has not commenced.

The weighted-average fair value of Vicor options granted was $4.78, $2.69 and $3.32 in 2010, 2009 and 2008, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2010 is 7.8 years.

Picor Stock Options

Under the 2001 Picor Plan, the Board of Directors of Picor may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 80,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2001 Picor Plan as of December 31, 2010 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2009	5,021,040	0.62
Granted	5,412,123	0.57
Forfeited and expired	(431,400)	0.74
Exercised	-	-

Outstanding on December 31, 2010	10,001,763	0.59	6.80	$610

Exercisable on December 31, 2010	4,213,640	0.56	3.04	$610

Vested or expected to vest as of December 31, 2010 (1)	9,700,333	0.59	6.72	$610

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009 and 2008, Picor had shares exercisable of 3,977,940 and 3,526,220, respectively, for which the weighted average exercise prices were $0.54 and $0.49, respectively.

For years ended December 31, 2010, 2009, and 2008, Picor did not have any options exercised. The total grant-date fair value of stock options that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $68,000, $189,000, and $276,000, respectively.

As of December 31, 2010, there was $1,571,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 4.09 years for all Picor awards. The expense will be recognized as follows: $475,000 in 2011, $342,000 in 2012, $300,000 in 2013, $259,000 in 2014, and $195,000 in 2015.

The weighted-average fair value of Picor options granted was $0.60 in 2008. The weighted-average contractual life for Picor options outstanding as of December 31, 2010 is 6.8 years.

V*I Chip Stock Options

Under the 2007 V*I Chip Plan, the Board of Directors of V*I Chip may grant stock incentive awards based on the V*I Chip Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the V*I Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 100,000,000 shares of V*I Chip Common Stock have been reserved for issuance under the 2007 V*I Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the V*I Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

A summary of the activity under the 2007 V*I Chip Plan as of December 31, 2010 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Outstanding on December 31, 2009	7,617,500	1.00
Granted	3,322,750	1.00
Forfeited and expired	(150,000)	1.00
Exercised	-	-

Outstanding on December 31, 2010(2)	10,790,250	1.00	8.14	$-

Exercisable on December 31, 2010	4,436,200	1.00	6.41	$-

Vested or expected to vest as of December 31, 2010 (1)	10,202,748	1.00	8.06	$-

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(2)	Of the total V*I Chip options outstanding on December 31, 2010, 5,500,000 options have been granted to the Company’s Chief Executive Officer.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009 and 2008, V*I Chip had shares exercisable of 2,987,200 and 1,516,600, respectively, for which the weighted average exercise price was $1.00. For the years ended December 31, 2010, 2009 and 2008, V*I Chip did not have any options exercised.

As of December 31, 2010, there was $1,944,000 of total unrecognized compensation cost related to unvested share-based awards for V*I Chip. That cost is expected to be recognized over a weighted-average period of 3.48 years for all V*I Chip awards. The expense will be recognized as follows: $508,000 in 2011, $426,000 in 2012, $350,000 in 2013, $330,000 in 2014 and $330,000 in 2015.

The weighted-average fair value of V*I Chip options granted was $0.43 in 2008. The weighted-average contractual life for V*I Chip options outstanding as of December 31, 2010 is 8.1 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $760,000, $697,000 and $759,000 in 2010, 2009 and 2008, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2010, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

4.	SHORT-TERM AND LONG-TERM INVESTMENTS

As of December 31, 2010, the Company held par value of $19,075,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

As of December 31, 2010, the Company held auction rate securities that had experienced failed auctions totaling $19,075,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of December 31, 2010, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through December 31, 2010, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of December 31, 2010.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Failed Auction Securities	$19,075	$-	$2,856	$16,219
Certificates of deposit	448	-	-	448
Brokered certificates of deposit	1,720	30	-	1,750

	$21,243	$30	$2,856	$18,417

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Failed Auction Securities	$19,700	$-	$2,590	$17,110
Certificates of deposit	434	-	-	434
Brokered certificates of deposit	2,070	34	-	2,104

	$22,204	$34	$2,590	$19,648

All of the Failed Auction Securities as of December 31, 2010 and 2009, respectively have been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2010, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,078	$1,089
Due in two to ten years	1,090	1,109
Due in ten to twenty years	-	-
Due in twenty to forty years	19,075	16,219

	$21,243	$18,417

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Securities

The following is a summary of trading securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Failed Auction Securities	$-	$-	$-	$-

December 31, 2009
Failed Auction Securities	$13,900	$-	$970	$12,930

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

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Securities on December 31, 2010, with a par value of $19,075,000, was estimated by the Company to be approximately $16,219,000, a decrease in fair value of $266,000, net of $625,000 of redemptions from December 31, 2009. The gross unrealized loss of $2,856,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $610,000 and an aggregate temporary impairment of $2,246,000. For the year ended December 31, 2010, the aggregate credit loss on the Failed Auction Securities increased by a net amount of $146,000, which was recorded in “Net impairment (losses) gains recognized in earnings” in the Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale ARS securities held by the Company for the year ended December 31, 2010 (in thousands):

Balance at the beginning of the period	$464
Reductions for securities sold during the period	(18)
Additions for the amount related to credit loss for which other-than-temporary impairment was not previously recognized	164

Balance at the end of the period	$610

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis include the following as of December 31, 2010 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Cash Equivalents:
Money market funds	$16,629	$-	$-	$16,629
Long term investments:
Auction rate securities	-	-	16,219	16,219
Certificates of deposit	448	-	-	448
Brokered certificates of deposit	-	1,750	-	1,750

As of December 31, 2010, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of December 31, 2010. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 2% for AAA rated securities, the rate of return required by investors to own these securities in the current environment, which we estimate to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $900,000.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the year ended December 31, 2010 (in thousands):

Balance at the beginning of the period	$28,852
Redemptions	(12,375)
Unrealized loss on trading securities included in Other income, net	8
Credit losses on available for sales securities included in Other income, net	(146)
Unrealized gain included in Other comprehensive (loss) income	(120)

Balance at the end of the period	$16,219

6.	INVENTORIES

Inventories as of December 31 were as follows (in thousands):

	2010	2009

Raw materials	$31,750	$18,675
Work-in-process	4,182	3,434
Finished goods	5,001	5,191

	40,933	27,300
Inventory reserves	(5,444)	(5,943)

Net balance	$35,489	$21,357

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 32 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment as of December 31 were as follows (in thousands):

	2010	2009

Land	$2,089	$2,089
Buildings and improvements	41,791	41,569
Machinery and equipment	203,744	192,805
Furniture and fixtures	5,847	5,808
Construction in-progress and deposits	4,499	5,810

	257,970	248,081
Accumulated depreciation and amortization	(207,122)	(199,072)

Net balance	$50,848	$49,009

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $9,778,000, $9,882,000, and $10,266,000 respectively. As of December 31, 2010, the Company had approximately $2,080,000 of capital expenditure commitments.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	OTHER INVESTMENTS

The Company’s gross investment in non-voting convertible preferred stock of GWS totaled $5,000,000 as of December 31, 2010, and December 31, 2009, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $5,362,000, $1,608,000 and $1,702,000 in 2010, 2009, and 2008, respectively. The Company owed GWS approximately $555,000 and $146,000 as of December 31, 2010 and 2009, respectively. During 2009, the Company made payments totaling $650,000 under the license agreement.

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

Loss from equity method investment, net of tax for the years ended December 31 consists of the following (in thousands):

	2010	2009	2008

Allocation of losses from equity method investment (net of tax)	$-	$-	$321
Amortization of intangible assets and other (net of tax)	-	-	106
Other than temporary decline in investment	-	-	1,261

	$-	$-	$1,688

There was no allocation of equity method income (loss) in 2010 and 2009 as GWS incurred a net loss for those years. Due to an adjustment to the investment for a decline in value judged to be other than temporary during the fourth quarter of 2008, the amounts included in “Other assets” in the accompanying Consolidated Balance Sheets related to the net GWS investment were zero as of December 31, 2010 and 2009.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests goodwill and other indefinite lived intangible assets for impairment at least annually at the reporting unit level. Definite lived intangible assets, such as patent rights, are amortized and tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2010 and determined that there was no impairment to the carrying value.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patent costs, which are included in other assets in the accompanying balance sheets, as of December 31 were as follows (in thousands):

	2010	2009

Patent costs	$3,459	$3,456
Accumulated amortization	(1,827)	(1,683)

	$1,632	$1,773

In 2010 and 2009, the Company wrote off patent costs associated with abandoned patents with net book values of approximately $19,000 and $82,000, respectively, which was charged to amortization expense. Patent renewal fees were $55,000 and $62,000 in 2010 and 2009, respectively.

Amortization expense was approximately $318,000, $254,000 and $249,000 in 2010, 2009 and 2008, respectively. The estimated future amortization expense from patent assets held as of December 31, 2010, is projected to be $200,000, $187,000, $180,000, $166,000, and $138,000, in fiscal years 2011, 2012, 2013, 2014, and 2015, respectively.

During the second quarter of 2009, the Company entered into a license agreement with GWS in which the Company paid $500,000 to obtain certain rights to several GWS semiconductor devices (See Note 8). The amount is being amortized on a straight-line basis over four years, and is included in “Other assets” in the accompanying Consolidated Balance Sheets. Balances as of December 31 were as follows (in thousands):

	2010	2009

GWS intangibles	$500	$500
Accumulated amortization	(187)	(62)

	$313	$438

The estimated future amortization expense from GWS intangible assets held as of December 31, 2010, is projected to be $125,000, $125,000, and $63,000 in fiscal years 2011, 2012, and 2013, respectively.

10.	SEVERANCE CHARGES

During 2009, the Company initiated workforce reductions and recorded pre-tax charges for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s respective length of service. Total severance charges of $4,099,000 were recorded as “Severance charges” in the Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Consolidated Balance Sheets.

A summary of the activity related to the severance charges, by segment, is as follows (in thousands):

	BBU	V*I Chip	Total

Balance as of December 31, 2009	$255	$4	$259
Payments	(255)	(4)	(259)

Balance as of December 31, 2010	$-	$-	$-

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2010	2009	2008

Balance at the beginning of the period	$772	$896	$679
Accruals for warranties for products sold in the period	573	205	595
Fulfillment of warranty obligations	(548)	(101)	(385)
Revisions of estimated obligations	(148)	(228)	7

Balance at the end of the period	$649	$772	$896

12.	STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2009, 2008 or 2007. On December 31, 2010 and 2009, the Company had approximately $8,541,000 available for use under the November 2000 Plan.

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

On June 28, 2010, the Company’s Board of Directors approved a cash dividend of $0.30 per share of the Company’s stock. The total dividend of approximately $12,506,000 was paid on July 30, 2010 to shareholders of record at the close of business on July 16, 2010.

During the year ending December 31, 2008, a subsidiary paid a total of $2,290,000 in cash dividends on subsidiary common stock, of which $1,122,000 was paid to the Company and $1,168,000 was paid to an

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outside shareholder. During the year ending December 31, 2009, two subsidiaries paid a total of $4,690,000 in cash dividends on subsidiary common stock, of which $3,421,000 was paid to the Company and $1,269,000 was paid to outside shareholders. During the year ending December 31, 2010, three subsidiaries paid a total of $5,457,000 in cash dividends, of which $4,905,000 was paid to the Company and $552,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

During 2010, a total of 104,489 shares of Common Stock were issued upon the exercise of stock options. There were no shares of Class B Common Stock converted into Common Stock during 2010.

On December 31, 2010, there were 14,957,861 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

13.	OTHER INCOME, NET

The major changes in the components of the other income, net for the years ended December 31 were as follows (in thousands):

	2010	2009	2008

Interest income	$438	$717	$2,138
Unrealized gain (loss) on trading securities	970	1,268	(2,238)
Unrealized (loss) gain on auction rate securities rights	(962)	(964)	1,926
Credit losses on available for sale securities	(146)	(464)	-
Foreign currency (losses) gains, net	(158)	35	82
Gain on disposal of equipment	248	30	19
Other	107	60	101

	$497	$682	$2,028

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2010	2009

Deferred tax assets
Research and development tax credit carryforwards	$7,772	$9,122
Inventory reserves	1,905	2,229
Vacation accrual	1,500	1,228
Investment tax credit carryforwards	1,249	978
Stock-based compensation	1,224	974
Net operating loss carryforwards	1,075	8,130
Alternative minimum tax credit carryforward	1,045	590
Unrealized loss on investments	1,023	993
Capital loss carryforward	700	700
Deferred revenue	395	407
Warranty reserves	189	253
Bad debt reserves	103	87
Other	588	138

Total deferred tax assets	18,768	25,829
Less: Valuation allowance for deferred tax assets	(10,259)	(24,803)

Net deferred tax assets	8,509	1,026
Deferred tax liabilities
Depreciation	(1,564)	(380)
Patent amortization	(594)	(646)
Goodwill	(549)	(478)
Unremitted Vicor Custom earnings	(320)	(314)
Other	(513)	(303)

Total deferred tax liabilities	(3,540)	(2,121)

Net deferred tax assets (liabilities)	$4,969	$(1,095)

Prior to September 30, 2010, the Company maintained a valuation allowance against a significant portion of its deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Based on the Company’s pre-tax income for the nine months ended September 30, 2010 being sufficient to fully utilize its net operating loss carryforwards, a history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period, and expected future taxable income, management determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at September 30, 2010, the Company determined that it was appropriate to reverse a portion of its valuation allowance by $5,158,000 as a discrete benefit for income taxes for certain deductible temporary differences expected to be realized in future periods. An additional benefit of $1,159,000 was recorded in the fourth quarter of 2010. Management could not make such a determination in the prior quarters of fiscal 2010 due to a lack of confidence in being able to accurately forecast the expected ordinary

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income (loss) for the year largely due to global economic conditions and the possible impact continued economic and business uncertainty would have on the Company’s business at those times. This tax benefit was partially offset by estimated federal, state and foreign income taxes on the Company’s 2010 pre-tax income and estimated federal and state income taxes for certain noncontrolling interests that are not part of the Company’s consolidated income tax returns. The 2010 tax provision also includes discrete items, principally related to tax credits and expense for net increases in state taxes and accrued interest for potential liabilities.

The tax provisions in 2009 and 2008 provided for estimated income taxes due in various state and international taxing jurisdictions for which losses incurred by the Company cannot be offset, and for estimated federal and state income taxes for certain noncontrolling interests that are not part of the Company’s consolidated income tax returns, offset by the expected utilization of federal and foreign net operating loss carryforwards and the reduction in tax reserves in 2008 discussed below. The 2009 tax provision also includes discrete items, including benefits for the receipt of refunds for net operating loss carryback claims and for an expected refund due to certain monetized credits, and expense for increases in state taxes and accrued interest for potential liabilities. The 2008 tax provision also included discrete items principally for increases in accrued interest for potential liabilities and expense associated with a reduction in state income tax refunds receivable. During 2008, the Company reduced its tax reserves by $1,123,000 due to closing tax periods in certain jurisdictions.

As of December 31, 2010, the Company has a remaining valuation allowance of approximately $10,259,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relates to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2010	2009	2008

Domestic	$28,973	$5,236	$654
Foreign	646	219	232

	$29,619	$5,455	$886

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2010	2009	2008

Current:
Federal	$1,187	$939	$1,355
State	958	422	(533)
Foreign	209	75	27

	2,354	1,436	849
Deferred:
Federal	(6,274)	(74)	127

	$(3,920)	$1,362	$976

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,570,000 of unremitted earnings of international subsidiaries. As of December 31, 2010, the amount of unrecognized deferred tax liability on these earnings was $195,000.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31 is as follows:

	2010	2009	2008

Statutory federal tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	9.2	37.0
Increase (reduction) in tax reserves	2.3	(2.1)	(104.3)
Permanent items	0.2	4.0	31.8
Foreign rate differential and deferred items	(1.0)	(0.9)	(5.4)
Tax credits	-	2.3	(30.9)
Book income attributable to noncontrolling interest	(0.3)	(8.3)	(71.8)
(Decrease) increase in valuation allowance	(49.7)	(14.2)	218.8
Other	(1.4)	-	-

	(13.2)%	25.0%	110.2%

As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $1,949,000 of federal research and development tax credit and $760,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income, which are included in the components of deferred tax assets disclosed above. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against “Additional paid-in capital”. The research and development tax credit carryforwards expire beginning in 2015 for state purposes and in 2028 for federal purposes. The Company has net operating loss carryforwards in certain states, which expire beginning in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance on January 1, 2010	$712
Additions based on tax provisions related to the current year	746
Reductions based on tax provisions related to prior years	(356)

Balance on December 31, 2010	$1,102

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, on December 31, 2010 of $1,102,000 including accrued interest, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2010 are expected to significantly change during the next twelve months. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, the Company has accrued approximately $77,000 for the potential payment of interest and recorded approximately $33,000 of income tax expense for interest, net of related tax benefits, for the year ended December 31, 2010.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2007 through 2009 and 2000 through 2009, respectively. In addition, the 2003 and 2004 tax years resulted in losses. These years may be subject to examination when the losses are carried forward and utilized in the future. In January 2010, the Company received notices from the Commonwealth of Massachusetts and the State of New York that its Massachusetts corporate excise tax returns and New York corporate tax returns, respectively, for tax years 2006 and 2007 had been selected for audit. In April 2010, Vicor Japan Company, Ltd. received notice from the Regional Taxation Bureau that its corporate tax and tax returns, respectively, for tax years from 2007 to 2009 have been selected for audit. The audits with the State of New York and the Regional Taxation Bureau of Japan were both settled in the second quarter for immaterial amounts. While the Massachusetts audit was still in process as of December 31, 2010, there are no other income tax audits currently in process.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year

2011	$1,264
2012	722
2013	337
2014	173
2015 and thereafter	111

Rent expense was approximately $1,492,000, $1,496,000 and $1,445,000 in 2010, 2009 and 2008, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

The Company also has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $300,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $958,000 of unrecognized tax benefits has been recorded as liabilities as the settlement amounts are uncertain. The Company has recorded a liability related to these unrecognized tax benefits for potential interest and penalties of approximately $77,000 on December 31, 2010.

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

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation — related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment yet has been entered by the Court.

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

During the third quarter of 2009, the Company entered into a release and settlement agreement with a vendor over alleged product performance issues with certain products the vendor had sold to the Company. The Company received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and Vicor in U.S. District Court for the Eastern District of Texas. This immediately followed a complaint filed by the Company on January 26, 2011 in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to Vicor, SynQor’s complaint alleges that Vicor’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining Vicor from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company dismissed its Massachusetts action without prejudice to allow the litigation to proceed in Texas. Vicor does not believe any of its products, including its unregulated bus converters, infringe any valid claim of the SynQor patents, either alone or when used in an intermediate bus architecture implementation. Vicor believes SynQor’s claims lack merit and therefore the Company plans to vigorously defend itself against SynQor’s patent infringement allegations.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

16.	SEGMENT INFORMATION

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the Brick operations of VJCL. The V*I Chip segment includes V*I Chip Corporation that designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products along with the V*I Chip business through VJCL. Picor designs, develops, manufactures and markets Power Management Integrated Circuits and related products for use in a variety of power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

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

During the fourth quarter of 2010, the Company began to include the net revenues and cost of revenues for shipments of V*I Chip products by VJCL in the V*I Chip segment, along with an allocation of certain VJCL operating expenses from the BBU to the V*I Chip segment. Previously, all VJCL operating activity had been included in the BBU segment. The 2009 segment information has been reclassified to conform to this new presentation. The 2008 segment information was not reclassified as V*I Chip revenues included in VJCL was not material in 2008.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides significant segment financial data as of and for the years ended December 31 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1)(2)

2010:
Net revenues	$217,018	$33,842	$11,061	$-	$(11,188)	$250,733
Income (loss) from operations	55,619	(24,565)	(1,282)	(640)	(10)	29,122
Total assets	78,014	31,278	7,463	103,486	(15,329)	204,912
Depreciation and amortization	4,788	3,500	470	1,464	-	10,222
2009:
Net revenues	$186,975	14,599	$6,143	$-	$(9,758)	$197,959
Income (loss) from operations	29,173	(22,642)	(4,265)	(716)	3,223	4,773
Total assets	204,611	19,124	9,352	98,209	(150,719)	180,577
Depreciation and amortization	5,283	2,968	403	1,544	-	10,198
2008:
Net revenues	$189,362	$16,766	$5,096	$-	$(5,856)	$205,368
Income (loss) from operations	26,317	(25,123)	(2,817)	(441)	922	(1,142)
Total assets	177,331	14,850	9,011	87,072	(116,342)	171,922
Depreciation and amortization	5,920	2,645	384	1,566	-	10,515

(1)	During the fourth quarter of 2010, the Company completed a recapitalization of V*I Chip. The impact of the recapitalization on V*I Chip was to eliminate its intercompany payable to BBU of approximately $172,100,000 and institute capital accounts totaling $50,000,000 as of December 31, 2010. The impact on segment reporting was to reduce Total assets for BBU and increase Eliminations by $172,100,000 as of December 31, 2010. There was no impact on the consolidated financial statements as a result of this recapitalization.

(2)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

During 2010, two customers accounted for approximately 12.3% and 11.5% of net revenues, respectively. During 2009 and 2008, no customer accounted for more than 10% of net revenues. International sales, as a percentage of total net revenues, were approximately 49% in 2010 and 41% in 2009 and 42% in 2008, respectively. During 2010, net revenues from customers in Taiwan and Hong Kong, China accounted for approximately 11.8% and 11.4%, respectively, of total net revenues.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the years ended December 31 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2010:
Net revenues	$51,709	$57,377	$68,672	$72,975	$250,733
Gross margin	23,324	25,739	32,473	32,984	114,520
Consolidated net income	2,005	4,747	15,869	10,918	33,539
Net income attributable to noncontrolling interest	53	-	50	111	214
Net income attributable to Vicor Corporation	1,952	4,747	15,819	10,807	33,325
Net income per share attributable to Vicor Corporation:
Basic and diluted	0.05	0.11	0.38	0.26	0.80

	First	Second	Third	Fourth	Total

2009:
Net revenues	$50,448	$50,627	$47,746	$49,138	$197,959
Gross margin	21,831	22,598	20,668	22,497	87,594
Consolidated net income (loss)	(2,151)	1,758	1,990	2,496	4,093
Net income attributable to noncontrolling interest	392	417	299	187	1,295
Net income (loss) attributable to Vicor Corporation	(2,543)	1,341	1,691	2,309	2,798
Net income (loss) per share attributable to Vicor Corporation:
Basic and diluted	(0.06)	0.03	0.04	0.06	0.07

In the fourth quarter of 2010, the Company recorded the following adjustments:

•	Recognition of deferred revenue of $4,729,000 and $4,524,000 in deferred costs in connection with the accounting for a multiple-element revenue arrangement.

In the fourth quarter of 2009, the Company recorded the following adjustments:

•	Reversal to defer $1,476,000 in Net revenues and $1,045,000 in Cost of revenues in connection with the accounting for a multiple-element revenue arrangement. The impact on prior quarters in 2009 was not material.

•	An unrealized gain of $476,000 in connection with the fair value measurements for its UBS ARS, which are classified as trading securities, in “Other income, net” in the Consolidated Statements of Operations.

•	An unrealized loss of $466,000 in connection with the fair value measurements for its ARS Right, in “Other income, net” in the Consolidated Statements of Operations.

•	An increase of $290,000 to inventory reserves for potential excess and obsolete inventory charged against Cost of revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To The Board of Directors and Stockholders of
Vicor Corporation:

We have audited Vicor Corporation (a Delaware Corporation) and its subsidiaries (collectively, “the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vicor Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Vicor Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Vicor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vicor Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 3, 2011

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

(d)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2011 annual meeting of stockholders.

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

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009 and 2008

		(Credit)
		Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(1)	End of Period

Allowance for doubtful accounts:
Year ended:
December 31, 2010	$260,000	$57,000	$(8,000)	$309,000
December 31, 2009	300,000	3,000	(43,000)	260,000
December 31, 2008	398,000	39,000	(137,000)	300,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

		(Credit)
		Charge
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions(2)	End of Period

Inventory Reserves:
Year ended:
December 31, 2010	$5,943,000	$1,721,000	$(2,220,000)	$5,444,000
December 31, 2009	6,358,000	1,010,000	(1,425,000)	5,943,000
December 31, 2008	7,646,000	923,000	(2,211,000)	6,358,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Date: March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2011

/s/ James A. Simms James A. Simms	Chief Financial Officer Vice President (Principal Financial Officer and Principal Accounting Officer)	March 3, 2011

/s/ Estia J. Eichten Estia J. Eichten	Director	March 3, 2011

/s/ David T. Riddiford David T. Riddiford	Director	March 3, 2011

/s/ Barry Kelleher Barry Kelleher	Director	March 3, 2011

/s/ Samuel Anderson Samuel Anderson	Director	March 3, 2011

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 3, 2011

/s/ Jason L. Carlson Jason L. Carlson	Director	March 3, 2011

/s/ Liam K. Griffin Liam K. Griffin	Director	March 3, 2011