Form 10-Q
period 2011-03-31
VICOR CORP
filed 2011-05-02
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2011 was:

Common Stock, $.01 par value	30,010,713
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$56,400	$49,279
Accounts receivable, less allowance of $330 in 2011 and $309 in 2010	39,796	38,825
Inventories, net	35,610	35,489
Deferred tax assets	2,499	2,164
Other current assets	2,273	2,397

Total current assets	136,578	128,154
Long-term investments, net	18,354	18,417
Property, plant and equipment, net	51,199	50,848
Long-term deferred tax assets, net	1,830	2,805
Other assets	4,601	4,688

	$212,562	$204,912

Liabilities and Equity
Current liabilities:
Accounts payable	$12,794	$11,999
Accrued compensation and benefits	7,489	6,772
Accrued expenses	4,236	3,138
Income taxes payable	769	102
Deferred revenue	520	689

Total current liabilities	25,808	22,700

Long-term deferred revenue	2,065	2,178
Long-term income taxes payable	1,039	1,022

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	385	385
Additional paid-in capital	164,362	163,933
Retained earnings	137,809	133,791
Accumulated other comprehensive loss	(1,318)	(1,369)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	179,529	175,031
Noncontrolling interest	4,121	3,981

Total equity	183,650	179,012

	$212,562	$204,912

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net revenues	$70,455	$51,709
Cost of revenues	40,001	28,385

Gross margin	30,454	23,324
Operating expenses:
Selling, general and administrative	14,180	11,880
Research and development	9,854	8,868

Total operating expenses	24,034	20,748

Income from operations	6,420	2,576
Other income (expense), net:
Total other than temporary impairment gains (losses) on available-for-sale securities	127	(479)
Portion of (gain) loss recognized in other comprehensive income	(120)	436

Net impairment gains (losses) recognized in earnings	7	(43)
Other income (expense), net:	(205)	110

Total other income (expense), net	(198)	67

Income before income taxes	6,222	2,643
Provision for income taxes	2,053	638

Consolidated net income	4,169	2,005
Less: Net income attributable to noncontrolling interest	151	53

Net income attributable to Vicor Corporation	$4,018	$1,952

Net income per common share attributable to Vicor Corporation:
Basic	$0.10	$0.05
Diluted	$0.10	$0.05
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,771	41,666
Diluted	41,859	41,700
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Consolidated net income	$4,169	$2,005
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,628	2,432
Stock compensation expense	384	124
Deferred income taxes	71	23
Increase in long-term deferred revenue	(35)	(53)
Excess tax benefit of share-based compensation	(12)	—
Credit (gain) loss on available for sale securities	(7)	43
Gain on disposal of equipment	(1)	—
Unrealized gain on trading securities	—	(37)
Unrealized loss on auction rate security rights	—	33
Change in current assets and liabilities, net	2,709	(4,109)

Net cash provided by operating activities	9,906	461

Investing activities:
Purchases of investments	(90)	(538)
Sales and maturities of investments	280	3,924
Additions to property, plant and equipment	(2,973)	(2,429)
Increase in other assets	(5)	(1)

Net cash (used in) provided by investing activities	(2,788)	956

Financing activities:
Proceeds from exercise of stock options	33	12
Excess tax benefit of share-based compensation	12	—

Net cash used in financing activities	45	12

Effect of foreign exchange rates on cash	(42)	8

Net increase in cash and cash equivalents	7,121	1,437
Cash and cash equivalents at beginning of period	49,279	40,224

Cash and cash equivalents at end of period	$56,400	$41,661

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011. The balance sheet at December 31, 2010, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
2. Short-Term and Long-Term Investments
     The Company’s principal sources of liquidity are its existing balances of cash and cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.
     The Company’s long-term investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering, among other factors, credit default risk probabilities and changes in credit ratings as significant inputs.
     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The Company periodically evaluates investments to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.
     As of March 31, 2011, the Company held par value of $18,975,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 90 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
     As of March 31, 2011, the Company held auction rate securities that had experienced failed auctions totaling $18,975,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of March 31, 2011, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2011, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. In April 2011, two of the Failed Auction Securities outstanding as of March 31, 2011 with an aggregate par value of $5,500,000 were redeemed at par. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of March 31, 2011.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
Failed Auction Securities	$18,975	$—	$2,724	$16,251
Brokered certificates of deposit	1,630	25	—	1,655
Certificates of deposit	448	—	—	448

	$21,053	$25	$2,724	$18,354

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Failed Auction Securities	$19,075	$—	$2,856	$16,219
Brokered certificates of deposits	1,720	30	—	1,750
Certificates of deposit	448	—	—	448

	$21,243	$30	$2,856	$18,417

     All of the Failed Auction Securities as of March 31, 2011, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
     The amortized cost and estimated fair value of available-for-sale securities on March 31, 2011, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$1,168	$1,180
Due in two to ten years	910	923
Due in ten to twenty years	—	—
Due in twenty to forty years	18,975	16,251

	$21,053	$18,354

     Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on March 31, 2011, with a par value of $18,975,000, was estimated by the Company to be approximately $16,251,000, an increase in fair value of $32,000, net of $100,000 of redemptions from December 31, 2010. The gross unrealized loss of $2,724,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $603,000 and an aggregate temporary impairment of $2,121,000. For the three months ended March 31, 2011, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $7,000, which was recorded in “Net impairment gains (losses) recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
     The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the three months ended March 31, 2011 (in thousands):

Balance at the beginning of the period	$610
Reductions for securities sold during the period	(7)

Balance at the end of the period	$603

     For the first quarter, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $132,000 to reflect an increase in the estimated fair value of the Failed Auction Securities.
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
March 31, 2011
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
     Assets measured at fair value on a recurring basis include the following as of March 31, 2011 (in thousands):

		Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Cash Equivalents:
Money market funds	$14,313	$—	$—	$14,313
Long term investments:
Auction rate securities	—	—	16,251	16,251
Brokered certificates of deposit		1,655	—	1,655
Certificate of deposit	448	—	—	448
     The Company has brokered certificates of deposit that are classified as Level 2 due to the fact that the fair value for these investments is determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates which are derived from information available in publicly quoted markets.
     As of March 31, 2011, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2011. The major assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 3%, the rate of return required by investors to own these securities in the current environment, which management estimates to be 5% above the risk free rate of return, and the estimated timeframe for successful auctions for these securities to occur being three to five years. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. The estimate of the rate of return required by investors to own these securities also considered the currently reduced liquidity for auction rate securities. An increase or decrease in the liquidity risk premium (i.e., the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $800,000.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
     The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2011 (in thousands):

Balance at the beginning of the period	$16,219
Redemptions	(100)
Credit gains on available for sales securities included in Other income (expense), net	7
Unrealized gain included in Other comprehensive loss	125

Balance at the end of the period	$16,251

4.Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	2011	2010
Cost of revenues	$17	$4
Selling, general and administrative	230	84
Research and development	137	36

Total stock based compensation	$384	$124

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of March 31, 2011, the Company determined that it was not probable that the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of March 31, 2011.
On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 V*I Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by the V*I Chip Business Unit. As of December 31, 2010, the Company determined that it was probable that the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. The unrecognized compensation expense of these performance-based options was approximately $1,410,000 as of March 31, 2011.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
5. Net Income per Share
     The following table sets forth the computation of basic and diluted income per share for three months ended March 31 (in thousands, except per share amounts):

	2011	2010
Numerator:
Net income attributable to Vicor Corporation	$4,018	$1,952

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,771	41,666
Effect of dilutive securities:
Employee stock options (2)	88	34

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions	41,859	41,700

Basic income per share	$0.10	$0.05

Diluted income per share	$0.10	$0.05

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 234,639 and 589,814 shares of Common Stock for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. During the third quarter of 2010, the Company granted 1,243,750 stock options that will vest upon certain performance conditions (See Note 4). The Company did not meet the performance conditions as of March 31, 2011, and therefore, the options were excluded from the calculation of diluted income per share.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
Inventories were as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$32,674	$31,750
Work-in-process	4,019	4,182
Finished goods	4,979	5,001

	41,672	40,933
Inventory reserves	(6,062)	(5,444)

Net balance	$35,610	$35,489

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2011, and December 31, 2010, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $804,000 and $671,000 for the three months ended March 31, 2011, and 2010, respectively.
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
      There was no allocation of equity method income (loss) for the three months ended March 31, 2011 and 2010, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of March 31, 2011 and December 31, 2010.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
Product warranty activity for the three months ended March 31, was as follows (in thousands):

	2011	2010
Balance at the beginning of the period	$649	$772
Accruals for warranties for products sold in the period	725	47
Fulfillment of warranty obligations	(128)	(9)
Revisions of estimated obligations	14	(90)

Balance at the end of the period	$1,260	$720

     The increase in Accruals for warranties for products sold in the period in 2011 was primarily due to additional reserves for expected future replacements of certain products under warranty that were manufactured with a component that exhibited a higher than expected failure rate.
9. Income Taxes
     In 2011 and 2010, the tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns, offset in 2010 by the expected utilization of federal and foreign net operating loss carryforwards. The 2011 and 2010 tax provisions also include discrete items, principally expense for increases in state taxes and accrued interest for potential liabilities.
     The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (in thousands):

	2011	2010
Provision for income taxes	$2,053	$638
Effective income tax rate	33.0%	24.1%
     For the three months ended March 31, 2011 compared to 2010, the provision for income taxes increased due to the increase in income before income taxes and the increase in the effective income tax rate. The increase in the effective tax rate was primarily due to the complete utilization of remaining federal, foreign and a significant portion of remaining state net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010.
     As of March 31, 2011, the Company had a remaining valuation allowance of approximately $10,600,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.
     In January 2010, the Company received notice from the Commonwealth of Massachusetts that its Massachusetts corporate excise tax returns, for tax years 2006 and 2007 had been selected for audit. Other than the Massachusetts audit still in process as of March 31, 2011, there are no other income tax audits currently in process.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
10. Comprehensive Income
     The following table sets forth the computation of “Comprehensive income (loss)” for the three months ended March 31, (in thousands):

	2011	2010
Consolidated net income	$4,169	$2,005
Foreign currency translation (losses) gains	(81)	34
Unrealized gains (losses) (net of tax) on available-for-sale securities	121	(378)

Comprehensive income	4,209	1,661
Less: comprehensive income attributable to noncontrolling interest	140	57

Comprehensive income attributable to Vicor Corporation	$4,069	$1,604

11. Commitments and Contingencies
     At March 31, 2011, the Company had approximately $1,192,000 of capital expenditure commitments.
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation — related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to Vicor, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment has been entered by the Court yet.
     On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and Vicor in U.S. District Court for the Eastern District of Texas. This immediately followed a complaint filed by the Company on January 26, 2011 in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to Vicor, SynQor’s complaint alleges that Vicor’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining Vicor from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company dismissed its Massachusetts action without prejudice to allow the litigation to proceed in Texas. An initial hearing has been scheduled for late May 2011 in Marshall, Texas.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
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
12. Segment Information
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the Brick operations of Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment includes V*I Chip Corporation that designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products along with the V*I Chip business through VJCL. Picor designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.
     During the fourth quarter of 2010, the Company began to include the net revenues and cost of revenues for shipments of V*I Chip products by VJCL in the V*I Chip segment, along with an allocation of certain VJCL operating expenses from the BBU to the V*I Chip segment. Previously, all VJCL operating activity had been included in the BBU segment. The segment information for the three months ended March 31, 2010 has been reclassified to conform to this new presentation.
     The following table provides significant segment financial data as of and for the three months ended March 31, (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1) (2)
2011:
Net revenues	$55,591	$14,307	$3,302	$—	$(2,745)	$70,455
Income (loss) from operations	10,893	(4,313)	61	(221)	—	6,420
Total assets	81,303	31,316	7,846	108,514	(16,417)	212,562
Depreciation and amortization	1,288	873	112	355	—	2,628

2010:
Net revenues	$47,119	$5,034	$1,810	$—	$(2,254)	$51,709
Income (loss) from operations	9,816	(6,409)	(690)	(137)	(4)	2,576
Total assets	218,102	21,394	9,556	95,516	(161,193)	183,375
Depreciation and amortization	1,155	798	115	364	—	2,432

(1)	During the fourth quarter of 2010, the Company completed a recapitalization of V*I Chip. The impact of the recapitalization on V*I Chip was to eliminate its intercompany payable to BBU of approximately $172,100,000 and institute capital accounts totaling $50,000,000 as of December 31, 2010. There was no impact on the consolidated financial statements as a result of this recapitalization.

(2)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter, the Company’s plans to invest in research and development and manufacturing equipment, the Company’s belief regarding market risk being mitigated because of limited foreign exchange fluctuation exposure, the Company’s continued success depending in part on its ability to attract and retain qualified personnel, the Company’s belief that cash generated from operations and the total of its cash and cash equivalents and short-term investments will be sufficient for the foreseeable future, the Company’s intention regarding protecting its rights under its patents and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including our ability to develop and market new products and technologies cost effectively, to leverage design wins into increased product sales, to continue to make progress with key customers and prospects, to decrease manufacturing costs, to enter into licensing agreements that amplify the market opportunity and accelerate market penetration, to realize significant royalties under license agreements, to achieve a sustainable increased bookings rate over a longer period, to hire key personnel and to continue to build our three business units, to successfully enforce our intellectual property rights, to successfully defend outstanding litigation, to successfully leverage the V*I Chips in standard products to promote market acceptance of Factorized Power Architecture, to develop or maintain an effective system of internal controls, to obtain required financial information for certain investments on a timely basis, and factors impacting the Company’s various end markets, the impact of write-downs in the value of assets, the effects of equity accounting with respect to certain affiliates, the failure of auction rate securities to sell at their reset dates as well as those factors described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in this report may not be exhaustive. Therefore, the information contained in this report should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation, through a network of independent sales representative organizations in North and South America and, internationally, through independent distributors. Export sales as a percentage of total revenues for the three months ended March 31, 2011 and 2010 were approximately 56% and 49%, respectively.
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU activities through Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment includes V*I Corporation which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. V*I Chip activities conducted through VJCL are included in the V*I Chip segment. Picor designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
     Revenues for the first quarter increased by 36.3% to $70,455,000, compared to $51,709,000 for the corresponding period a year ago, but decreased by 3.5% on a sequential basis from $72,975,000 for the fourth quarter of 2010. Gross margin increased to $30,454,000 for the first quarter of 2011, compared to $23,324,000 for the corresponding period a year ago, but decreased on a sequential basis from $32,984,000 for the fourth quarter of 2010. Gross margin, as a percentage of revenue, decreased to 43.2% for the first quarter of 2011 compared to 45.1% for the first quarter of 2010 and decreased on a sequential basis from 45.2% for the fourth quarter of 2010. Net income attributable to Vicor Corporation for the first quarter was $4,018,000, or $0.10 per diluted share, compared to net income attributable to Vicor Corporation of $1,952,000, or $0.05 per diluted share, for the corresponding period a year ago and net income attributable to Vicor Corporation of $10,807,000, or $0.26 per diluted share, for the fourth quarter of 2010.
     The book-to-bill ratio, calculated by the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 0.94:1 for the first quarter of 2011, compared to 0.66:1 for the fourth quarter of 2010. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $74,757,000 at the end of the first quarter of 2011, as compared to $78,876,000 at the end of the fourth quarter of 2010.
     Operating expenses for the three months ended March 31, 2011 increased $3,286,000, or 15.8%, to $24,034,000 from $20,748,000 in 2010, principally due to an increase in selling, general and administrative expenses of $2,300,000, and research and development expenses of $986,000. The key increases in selling, general and administrative expenses were in compensation expense of $1,029,000, legal expense of $871,000, and commissions expense of $318,000, partially offset by a decrease in audit and tax fees of $75,000. The key increases in research and development expenses were in compensation expense of $705,000, deferred costs of $80,000, depreciation and amortization of $60,000, project materials of $58,000, and computer expense of $36,000, partially offset by a decrease in outside services of $87,000.
     Other income (expense), net for the three months ended March 31, 2011 decreased $265,000 to $(198,000) from $67,000 in the corresponding period in 2010. The primary reasons for the decrease were an increase in foreign currency losses of $239,000 and a decrease in interest income of $71,000, partially offset by an increase in credit gain on available-for-sale securities of $50,000.
     For the three months ended March 31, 2011, depreciation and amortization was $2,628,000 and capital additions were $2,973,000, compared to $2,432,000 and $2,429,000, respectively, for the first three months of 2010.
     Inventories increased by approximately $121,000 or 0.3% to $35,610,000 as compared with $35,489,000 at December 31, 2010. This increase was primarily attributed to an increase in BBU inventories of $478,000, partially offset by a decrease in V*I Chip and Picor inventories of approximately $320,000, and $37,000, respectively.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a complete summary of the critical accounting policies and estimates.
Three months ended March 31, 2011, compared to three months ended March 31, 2010
     Net revenues for the first quarter of March 31, 2011 were $70,455,000, an increase of $18,746,000 or 36.3%, as compared to $51,709,000 for the same period a year ago, and a decrease of 3.5% on a sequential basis from the fourth quarter of 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
     The components of revenue for the three months ending March 31, were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$55,591	$47,120	$8,471	18.0%
V*I Chip	13,403	3,943	9,460	239.9%
Picor	1,461	646	815	126.2%

Total	$70,455	$51,709	$18,746	36.3%

     Orders during the three months ending March 31, 2011 increased by 37.1% compared with the fourth quarter of 2010. This increase was caused by increases during the period in BBU, V*I Chip, and Picor orders of 21.5%, 118.7% and 212.7%, respectively. The consolidated book to bill ratio for the three months ended March 31, 2011, was 0.94:1, as compared to 1.39:1 for the corresponding period a year ago, and 0.66:1 for the fourth quarter of 2010. The quarterly book-to-bill ratio has been volatile and management believes that the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the first quarter of 2011 increased $7,130,000, or 30.6%, to $30,454,000 from $23,324,000 in the first quarter of 2010. Gross margin, as a percentage of net revenues, decreased to 43.2% from 45.1% as a percentage of net revenues. The increase in gross margin dollars was primarily due to the increase in net revenues. The decrease in gross margin percentage was primarily due to a shift in product mix to a higher proportion of lower margin V*I Chip products, partially offset by lower average unit costs of both BBU and V*I Chip products, in the first quarter of 2011 compared to 2010. In addition, during the first quarter of 2011, the Company increased inventory and warranty reserves by approximately $743,000 through charges to cost of revenues for inventory to be scrapped and for expected future replacements of certain products under warranty, both of which were manufactured with a component that exhibited a higher than expected failure rate.
     Selling, general and administrative expenses were $14,180,000 for the quarter ended March 31, 2011, an increase of $2,300,000, or 19.4%, as compared to $11,880,000 for the same period in 2010. Selling, general and administrative expenses as a percentage of net revenues, decreased to 20.1% from 23.0% for the same period in 2010, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
     The components of the $2,300,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,029	16.2%	(1)
Legal fees	871	465.7%	(2)
Commissions expense	318	21.3%	(3)
Audit and tax fees	(75)	(14.2)%
Other, net	157	4.7%	(4)

	$2,300	19.4%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2010 and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 of the Condensed Consolidated Financial Statements for discussion of this matter.

(3)	Increase primarily attributed to the increase in net revenues.

(4)	Other, net consists of a variety of items, none of which is greater than $65,000.
     Research and development expenses were $9,854,000 for the quarter ended March 31, 2011, an increase of $986,000, or 11.1%, as compared to $8,868,000 for the same period in 2010. As a percentage of net revenues, research and development decreased to 14.0% from 17.1%, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
     The components of the $986,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$705	10.9%	(1)
Deferred costs	80	100.0%	(2)
Depreciation and amortization	60	16.4%
Project materials	58	8.0%
Computer expense	36	61.2%
Outside services	(87)	(20.1)%	(3)
Other, net	134	14.9%	(4)

	$986	11.1%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to a decrease, as compared to the prior year, in the deferral of costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(3)	Decrease primarily attributed to decreased use of outside services due to decreased activity at one of the Vicor Custom subsidiaries.

(4)	Other, net consists of a variety of items, none of which was greater than $35,000.
     The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2011	2010	(decrease)
Interest income	$84	$155	$(71)
Foreign currency losses	(306)	(67)	(239)
Unrealized loss on auction rate securities rights	—	(33)	33
Unrealized gain on trading securities	—	37	(37)
Credit gain (loss) on available for sale securities	7	(43)	50
Other, net	17	18	(1)

	$(198)	$67	$(265)

     The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in interest income is due to lower average balances on the Company’s short and long-term investments as well as a decrease in interest rates. The estimated credit gains (losses) on the Company’s other auction rate securities result from the change in the estimated fair value of these investments at March 31, 2011 and March 31, 2010, compared to December 31, 2010 and December 31, 2009, respectively.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
     Income before income taxes was $6,222,000 for the first quarter of 2011 compared to $2,643,000 for the same period in 2010.
     The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (dollars in thousands):

	2011	2010
Provision for income taxes	$2,053	$638
Effective income tax rate	33.0%	24.1%
     For the three months ended March 31, 2011 compared to 2010, the provision for income taxes increased due to the increase in income before income taxes and the increase in the effective income tax rate. The increase in the effective tax rate was primarily due to the complete utilization of remaining federal, foreign and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010.
     Net income of noncontrolling interest increased $98,000 to $151,000 in the first quarter of 2011 from $53,000 for the same period in 2010. This was due to higher net income at certain entities in which the Company holds a noncontrolling interest.
     Basic and diluted income per share attributable to Vicor Corporation was $0.10 for the first quarter of 2011 compared to $0.05 for the first quarter of 2010.
Liquidity and Capital Resources
     At March 31, 2011, the Company had $56,400,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.3:1 as of March 31, 2011, and 5.6:1 as of December 31, 2010. Working capital increased $5,316,000 to $110,770,000 as of March 31, 2011, from $105,454,000 as of December 31, 2010. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $7,121,000, accounts receivable of $971,000, deferred tax assets of $335,000 and inventories of $121,000, partially offset by increases in accrued expenses of $1,098,000, accounts payable of $795,000, accrued compensation and benefits of $717,000, and income taxes payable of $667,000. The primary source of cash for the three months ended March 31, 2011, was $9,906,000 from operating activities. The primary use of cash for the three months ended March 31, 2011 was $2,973,000 for the purchase of equipment.
     As of March 31, 2011, the Company held $18,975,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2011. As of March 31, 2011, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment, particularly equipment to increase capacity for our V*I Chip products. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,192,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2011.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2011
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
March 31, 2011
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2011.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2011). In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, management, including the Company’s CEO and CFO, has concluded the Company’s disclosure controls and procedures as of March 31, 2011, were reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls over financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.
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
March 31, 2011
(b) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II — Other Information
March 31, 2011
Item 1 — Legal Proceedings
See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 — Financial Statements.
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
January 1 - 31, 2011	—	$—	—	$8,541,000
February 1 - 28, 2011	—	—	—	8,541,000
March 1 - 31, 2011	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Vicor Corporation
Part II — Other Information
March 31, 2011
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

VICOR CORPORATION
Date: May 2, 2011	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2011	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)