Form 10-Q
period 2011-06-30
VICOR CORP
filed 2011-07-28
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-18277
VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
(978) 470-2900
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2011 was:

Common Stock, $.01 par value	30,041,077
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION
INDEX TO FORM 10-Q

Page
Part I — Financial Information:
Item 1 — Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 — Controls and Procedures	26
Part II — Other Information:
Item 1 — Legal Proceedings	28
Item 1A — Risk Factors	28
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6 — Exhibits	28
Signature(s)	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$69,779	$49,279
Accounts receivable, less allowance of $331 in 2011 and $309 in 2010	34,484	38,825
Inventories, net	36,177	35,489
Deferred tax assets	2,527	2,164
Other current assets	3,641	2,397

Total current assets	146,608	128,154
Long-term investments, net	11,721	18,417
Property, plant and equipment, net	50,456	50,848
Long-term deferred tax assets, net	1,780	2,805
Other assets	4,535	4,688

	$215,100	$204,912

Liabilities and Equity
Current liabilities:
Accounts payable	$11,619	$11,999
Accrued compensation and benefits	7,273	6,772
Accrued expenses	3,132	3,138
Income taxes payable	251	102
Deferred revenue	741	689

Total current liabilities	23,016	22,700

Long-term deferred revenue	2,411	2,178
Long-term income taxes payable	1,058	1,022

Commitments and contingencies (Note 11)	—	—

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	386	385
Additional paid-in capital	165,234	163,933
Retained earnings	140,875	133,791
Accumulated other comprehensive loss	(437)	(1,369)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	184,349	175,031
Noncontrolling interest	4,266	3,981

Total equity	188,615	179,012

	$215,100	$204,912

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$65,402	$57,377	$135,857	$109,086
Cost of revenues	38,093	31,638	78,094	60,023

Gross margin	27,309	25,739	57,763	49,063
Operating expenses:
Selling, general and administrative	13,022	12,061	27,202	23,941
Research and development	9,903	9,037	19,757	17,905

Total operating expenses	22,925	21,098	46,959	41,846

Income from operations	4,384	4,641	10,804	7,217
Other income (expense), net:
Total other than temporary impairment gains (losses) on available-for-sale securities	1,167	121	1,294	(358)
Portion of (gain) loss recognized in other comprehensive income	(807)	(120)	(927)	316

Net impairment gains (losses) recognized in earnings	360	1	367	(42)
Other income (expense), net:	186	424	(19)	534

Total other income (expense), net	546	425	348	492

Income before income taxes	4,930	5,066	11,152	7,709
Provision for income taxes	1,726	319	3,779	957

Consolidated net income	3,204	4,747	7,373	6,752
Less: Net income attributable to noncontrolling interest	138	—	289	53

Net income attributable to Vicor Corporation	$3,066	$4,747	$7,084	$6,699

Net income per common share attributable to Vicor Corporation:
Basic	$0.07	$0.11	$0.17	$0.16
Diluted	$0.07	$0.11	$0.17	$0.16
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,798	41,686	41,785	41,676
Diluted	41,887	41,752	41,873	41,726

Cash dividends per share	$—	$0.30	$—	$0.30
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Consolidated net income	$7,373	$6,752
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,401	4,957
Stock compensation expense	839	298
Deferred income taxes	280	44
Increase (decrease) in long-term deferred revenue	420	(132)
Excess tax benefit of share-based compensation	(44)	—
Credit (gain) loss on available for sale securities	(367)	42
Loss (gain) on disposal of equipment	1	(248)
Unrealized gain on trading securities	—	(970)
Unrealized loss on auction rate security rights	—	962
Change in current assets and liabilities, net	3,195	(7,158)

Net cash provided by operating activities	17,098	4,547

Investing activities:
Purchases of investments	(270)	(538)
Sales and maturities of investments	8,260	6,314
Additions to property, plant and equipment	(5,035)	(4,814)
Proceeds from sale of equipment	4	420
Change in restricted cash	—	415
(Increase) decrease in other assets	(10)	49

Net cash provided by investing activities	2,949	1,846

Financing activities:
Proceeds from exercise of stock options	418	229
Excess tax benefit of share-based compensation	44	—
Noncontrolling interest dividends paid	—	(297)

Net cash provided by (used in) financing activities	462	(68)

Effect of foreign exchange rates on cash	(9)	55

Net increase in cash and cash equivalents	20,500	6,380
Cash and cash equivalents at beginning of period	49,279	40,224

Cash and cash equivalents at end of period	$69,779	$46,604

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011. The balance sheet at December 31, 2010, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
     As of June 30, 2011, the Company held par value of $11,175,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in each security’s indenture.
     As of June 30, 2011, the Company held auction rate securities that had experienced failed auctions totaling $11,175,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of June 30, 2011, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, all of which are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2011, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2011.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
Failed Auction Securities	$11,175	$—	$1,549	$9,626
Brokered certificates of deposit	1,630	17	—	1,647
Certificates of deposit	448	—	—	448

	$13,253	$17	$1,549	$11,721

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Failed Auction Securities	$19,075	$—	$2,856	$16,219
Brokered certificates of deposits	1,720	30	—	1,750
Certificates of deposit	448	—	—	448

	$21,243	$30	$2,856	$18,417

     All of the Failed Auction Securities as of June 30, 2011, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
     The amortized cost and estimated fair value of available-for-sale securities on June 30, 2011, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$1,258	$1,268
Due in two to ten years	820	827
Due in ten to twenty years	—	—
Due in twenty to forty years	11,175	9,626

	$13,253	$11,721

     Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on June 30, 2011, with a par value of $11,175,000, was estimated by the Company to be approximately $9,626,000, an increase in fair value of $1,307,000, net of $7,900,000 of redemptions from December 31, 2010. The gross unrealized loss of $1,549,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $243,000 and an aggregate temporary impairment of $1,306,000. For the six months ended June 30, 2011, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $367,000, which was recorded in “Net impairment gains (losses) recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
     The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the six months ended June 30, 2011 (in thousands):

Balance at the beginning of the period	$610
Reductions for securities sold during the period	(366)
Reductions for the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	(1)

Balance at the end of the period	$243

     For the second quarter of 2011, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $815,000, of which $753,000 relates to $7,800,000, at par, in redemptions of the Company’s auctions rate securities during the second quarter and $62,000 to reflect an increase in the estimated fair value of the Failed Auction Securities.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
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
     Assets measured at fair value on a recurring basis include the following as of June 30, 2011 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Cash Equivalents:
Money market funds	$13,973	$—	$—	$13,973
Long term investments:
Auction rate securities	—	—	9,626	9,626
Brokered certificates of deposit		1,647	—	1,647
Certificate of deposit	448	—	—	448
     The Company has brokered certificates of deposit classified as Level 2 because the fair value for these investments has been determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates obtained from information available in publicly quoted markets.
     As of June 30, 2011, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2011. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of approximately 2.5%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.
     The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the six months ended June 30, 2011 (in thousands):

Balance at the beginning of the period	$16,219
Redemptions , at par	(7,900)
Credit gains on available for sales securities included in Other income (expense), net	367
Unrealized gain included in Other comprehensive loss	940

Balance at the end of the period	$9,626

4.Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$18	$2	$35	$6
Selling, general and administrative	295	121	525	206
Research and development	142	50	279	86

Total stock based compensation	$455	$173	$839	$298

     During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of June 30, 2011, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of June 30, 2011.
     On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 V*I Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by the V*I Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. The unrecognized compensation expense of these performance-based options was approximately $1,338,000 as of June 30, 2011.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
5. Net Income per Share
     The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Vicor Corporation	$3,066	$4,747	$7,084	$6,699

Denominator:
Denominator for basic income per share-weighted	41,798	41,686	41,785	41,676
average shares (1)
Effect of dilutive securities:
Employee stock options (2)	89	66	88	50

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions	41,887	41,752	41,873	41,726

Basic income per share	$0.07	$0.11	$0.17	$0.16

Diluted income per share	$0.07	$0.11	$0.17	$0.16

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 231,687 and 368,452 shares of Common Stock for the three months ended June 30, 2011 and 2010, respectively, and options to purchase 235,439 and 512,859 shares of Common Stock for the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. During the third quarter of 2010, the Company granted 1,243,750 stock options that will vest upon certain performance conditions (See Note 4). The Company did not meet the performance conditions as of June 30, 2011, and therefore, the options were excluded from the calculation of diluted income per share.
6. Inventories
     Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. Fixed production overhead is allocated to the inventory cost per unit based on the normal capacity of the production facilities. Abnormal production costs, including fixed cost variances from normal production capacity, if any, are charged to cost of revenues in the period incurred. All shipping and handling costs incurred in connection with the sale of products are included in cost of revenues.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
     Inventories were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$33,324	$31,750
Work-in-process	3,991	4,182
Finished goods	4,840	5,001

	42,155	40,933
Inventory reserves	(5,978)	(5,444)

Net balance	$36,177	$35,489

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2011, and December 31, 2010, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $2,092,000 and $1,333,000 for the six months ended June 30, 2011, and 2010, respectively.
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
     There was no allocation of equity method income (loss) for the six months ended June 30, 2011 and 2010, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of June 30, 2011, and December 31, 2010.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
     Product warranty activity for the three and six months ended June 30, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$1,260	$720	$649	$772
Accruals for warranties for products sold in the period	309	371	1,034	418
Fulfillment of warranty obligations	(281)	(8)	(409)	(17)
Revisions of estimated obligations	11	(45)	25	(135)

Balance at the end of the period	$1,299	$1,038	$1,299	$1,038

     The increase in Accruals for warranties for products sold for the six months ended June 30, 2011 was primarily due to additional reserves established during the first quarter of 2011 for expected future replacements of certain products under warranty that were manufactured with a component that exhibited a higher than expected failure rate.
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
     The provision for income taxes and the effective income tax rate for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Provision for income taxes	$1,726	$319	$3,779	$957
Effective income tax rate	35.0%	6.3%	33.9%	12.4%
     For the three and six months ended June 30, 2011 compared to 2010, the provision for income taxes and the effective income tax rate increased due to the complete utilization of remaining federal, foreign and a significant portion of remaining state net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010.
     As of June 30, 2011, the Company had a remaining valuation allowance of approximately $10,400,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
     In January 2010, the Company received notice from the Commonwealth of Massachusetts that its Massachusetts corporate excise tax returns, for tax years 2006 and 2007 had been selected for audit. The Massachusetts audit was completed and settled in the second quarter of 2011 for an immaterial amount. There are no other income tax audits currently in process.
10. Comprehensive Income (Loss)
     The following table sets forth the computation of “Comprehensive income (loss)” for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated net income	$3,204	$4,747	$7,373	$6,752
Foreign currency translation gains	81	135	—	168
Unrealized gains (losses) (net of tax) on available-for-sale securities	807	119	928	(254)

Comprehensive income	4,092	5,001	8,301	6,666
Less: comprehensive income attributable to noncontrolling interest	145	13	285	70

Comprehensive income attributable to Vicor Corporation	$3,947	$4,988	$8,016	$6,596

11. Commitments and Contingencies
     At June 30, 2011, the Company had approximately $1,220,000 of capital expenditure commitments.
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation — related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment has been entered by the Court as of June 30, 2011.
     On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas. This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. The Company does not believe any of its products, including its unregulated bus converters, infringe any valid claim of the SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and therefore plans to vigorously defend itself against SynQor’s patent infringement allegations.
     The Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.
12. Segment Information
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment includes V*I Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The V*I Chip segment also includes the V*I Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.
     During the fourth quarter of 2010, the Company began to include the net revenues and cost of revenues for shipments of V*I Chip products by VJCL in the V*I Chip segment, along with an allocation of certain VJCL operating expenses from the BBU to the V*I Chip segment. Previously, all VJCL operating activity had been included in the BBU segment. The segment information for the three and six months ended June 30, 2010 has been reclassified to conform to this new presentation.
     The Corporate segment consists of those operations and assets shared by all segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably the Company’s facilities, real estate, and certain investments.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited).
     The following table provides significant segment financial data as of and for the three months ended June 30, (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1) (2)
2011:
Net revenues	$49,066	$15,048	$3,638	$—	$(2,350)	$65,402
Income (loss) from operations	8,433	(3,706)	(103)	(240)	—	4,384
Total assets	80,490	30,866	7,861	115,115	(19,232)	215,100
Depreciation and amortization	1,403	901	112	357	—	2,773

2010:
Net revenues	$51,664	$5,776	$2,873	$—	$(2,936)	$57,377
Income (loss) from operations	11,961	(6,873)	(297)	(146)	(4)	4,641
Total assets	213,636	23,358	8,564	97,479	(149,814)	193,223
Depreciation and amortization	1,155	890	98	382	—	2,525
     The following table provides significant segment financial data as of and for the six months ended June 30, (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2011:
Net revenues	$104,657	$29,355	$6,940	$—	$(5,095)	$135,857
Income (loss) from operations	19,326	(8,019)	(42)	(461)	—	10,804
Total assets	80,490	30,866	7,861	115,115	(19,232)	215,100
Depreciation and amortization	2,691	1,774	225	711	—	5,401

2010:
Net revenues	$98,783	$10,810	$4,683	$—	$(5,190)	$109,086
Income (loss) from operations	21,777	(13,282)	(987)	(283)	(8)	7,217
Total assets	213,636	23,358	8,564	97,479	(149,814)	193,223
Depreciation and amortization	2,310	1,688	213	746	—	4,957

(1)	During the fourth quarter of 2010, the Company completed a recapitalization of V*I Chip Corporation. The impact of the recapitalization on V*I Chip was to eliminate its intercompany payable to BBU of approximately $172,100,000 and institute capital accounts totaling $50,000,000 as of December 31, 2010. There was no impact on the consolidated financial statements as a result of this recapitalization.

(2)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.
13. Impact of Recently Issued Accounting Standards
     The Company will be adopting new accounting guidance related to the presentation of comprehensive income beginning January 1, 2012. The new accounting guidance will allow the Company the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
comprehensive income or in two separate but consecutive statements. With both choices, the Company will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The new accounting guidance will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new accounting guidance will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. While the Company has not decided which presentation option it will select, the Company does not believe the adoption of this new guidance will have a material effect on the Company’s financial position or results of operations.
14. Subsequent Event
     On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s common stock. The total dividend of approximately $6,300,000 will be paid on August 31, 2011, to shareholders of record at the close of business on August 9, 2011.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
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
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation. On June 22, 2011, the Company announced the adoption of a multi-tiered distribution model, with direct sales, regional manufacturers’ representatives in North and South America, and, for the first time in North America, a distribution partnership with Future Electronics Incorporated, a leading electronic components distributor. The Company will continue to utilize independent distributors to serve certain international markets. Export sales as a percentage of total revenues for the six months ended June 30, 2011 and 2010 were approximately 59% and 48%, respectively.
     The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The V*I Chip segment includes V*I Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The V*I Chip segment also includes the V*I Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.
     Revenues for the second quarter increased by 14.0% to $65,402,000, compared to $57,377,000 for the corresponding period a year ago, but decreased by 7.2% on a sequential basis from $70,455,000 for the first quarter of 2011. Gross margin increased to $27,309,000 for the second quarter of 2011, compared to $25,739,000 for the corresponding period a year ago, but decreased on a sequential basis from $30,454,000 for the first quarter of 2011. Gross margin, as a percentage of revenue, decreased to 41.8% for the second quarter of 2011 compared to 44.9% for the second quarter of 2010 and decreased on a sequential basis from 43.2% for the first quarter of 2011. Net income attributable to Vicor Corporation for the second quarter was $3,066,000, or $0.07 per diluted share, compared to net income attributable to Vicor Corporation of $4,747,000, or $0.11 per diluted share, for the corresponding period a year ago, and net income attributable to Vicor Corporation of $4,018,000, or $0.10 per diluted share, for the first quarter of 2011.
     Revenues for the six months ended June 30, 2011, increased by 24.5% to $135,857,000, compared to $109,086,000 for the corresponding period a year ago. Gross margin increased to $57,763,000 for the six months ended June 30, 2011, compared to $49,063,000 for the corresponding period a year ago. Gross margin, as a percentage of revenue, decreased to 42.5% for the six months ended June 30, 2011, compared to 45.0% for the corresponding period a year ago. Net income attributable to Vicor Corporation for the six months ended June 30, 2011, was $7,084,000, or $0.17 per diluted share, compared to net income attributable to Vicor Corporation of $6,699,000, or $0.16 per diluted share, for the corresponding period a year ago.
     The book-to-bill ratio, calculated as the dollar amount of orders placed with scheduled delivery dates within one year divided by the net revenues in the respective period, was 0.85:1 for the second quarter of 2011, compared to 0.94:1 for the first quarter of 2011. The book-to-bill ratio for the six months ended June 30, 2011, was 0.90:1 compared to 0.84:1 for the six months ended December 31, 2010. Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $64,914,000 at the end of the second quarter of 2011, as compared to $74,757,000 at the end of the first quarter of 2011.
     Operating expenses for the three months ended June 30, 2011, increased $1,827,000, or 8.7%, to $22,925,000 from $21,098,000 in 2010, due to an increase in selling, general and administrative expenses of $961,000 and research and development expenses of $866,000. The primary increases in selling, general and administrative expenses were compensation expenses of $798,000, legal fees of $394,000, and outside services of $279,000, partially offset by decreases in commissions expense of $455,000 and advertising expenses of $338,000. The primary increases in research and development expenses were compensation expenses of $923,000, deferred costs of $145,000, and depreciation and amortization of $64,000, partially offset by decreases in project and pre-production materials of $97,000, outside services of $97,000, and set-up and tooling expenses of $67,000.
     Operating expenses for the six months ended June 30, 2011 increased $5,113,000, or 12.2%, to $46,959,000 from $41,846,000 in 2010, due to an increase in selling, general and administrative expenses of $3,261,000 and research and development expenses of $1,852,000. The primary increases in selling, general and administrative expenses were compensation expenses of $1,827,000, legal fees of $1,265,000, and outside services of $332,000, partially offset by decreases in advertising expenses of $345,000, commissions expense of $137,000, and computer related expenses of $82,000. The primary increases in research and development expenses were compensation expenses of $1,568,000, deferred costs of $225,000, project and pre-production materials of $147,000, and depreciation and amortization of $124,000, partially offset by a decrease in outside services of $197,000.
     Other income (expense), net for the three months ended June 30, 2011, increased $121,000 to $546,000 from $425,000 in the corresponding period in 2010. The primary reason for the increase was an increase in credit gain on available for sale securities of $359,000, offset by a decrease in gain on disposals of equipment of $248,000.
     Other income (expense), net for the six months ended June 30, 2011, decreased $144,000 to $348,000 from $492,000 in 2010. The primary reasons for the decrease were decreases in gain on disposals of equipment of $249,000, foreign currency losses of $182,000, and interest income of $104,000, offset by an increase in credit gain on available for sale securities of $409,000.
     For the six months ended June 30, 2011, depreciation and amortization totaled $5,401,000 and capital additions totaled $5,035,000, compared to $4,957,000 and $4,814,000, respectively, for the first six months of 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
     Inventories increased by approximately $688,000 or 1.9% to $36,177,000, compared to $35,489,000 at December 31, 2010. This increase was associated with an increase in BBU inventories of $1,877,000, partially offset by decreases in V*I Chip and Picor inventories of approximately $843,000 and $346,000, respectively.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a complete summary of the critical accounting policies and estimates.
Three months ended June 30, 2011, compared to three months ended June 30, 2010
     Net revenues for the second quarter of June 30, 2011, were $65,402,000, an increase of $8,025,000 or 14.0%, as compared to $57,377,000 for the same period a year ago, but a decrease of 7.2% on a sequential basis from the first quarter of 2011.
     The components of revenue for the three months ending June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$49,066	$51,664	$(2,598)	(5.0)%
V*I Chip	14,685	4,515	10,170	225.2%
Picor	1,651	1,198	453	37.8%

Total	$65,402	$57,377	$8,025	14.0%

     While orders during the three months ending June 30, 2011, decreased by 16.2% compared with the first quarter of 2011, consolidated revenues increased primarily due to the growth of V*I Chip revenues. The decrease in BBU revenues was due to a decrease of Vicor Custom Power revenue of approximately $6,197,000, partially offset by an increase in BBU component revenues of approximately $3,163,000. The consolidated book to bill ratio for the three months ended June 30, 2011, was 0.85:1, as compared to 1.43:1 for the corresponding period a year ago, and 0.94:1 for the first quarter of 2011. The quarterly book-to-bill ratio has been volatile and management believes that the ratio is not always an accurate indicator of the amount or timing of future revenue.
     Gross margin for the second quarter of 2011 increased $1,570,000, or 6.1%, to $27,309,000 from $25,739,000 in the second quarter of 2010. Gross margin, as a percentage of net revenues, decreased to 41.8% from 44.9% as a percentage of net revenues. The increase in gross margin dollars was primarily due to the increase in net revenues. The decrease in gross margin percentage was primarily due to a shift in product mix to a higher proportion of lower margin V*I Chip products, along with lower volumes of higher-margin Vicor Custom Power products.
     Selling, general and administrative expenses were $13,022,000 for the quarter ended June 30, 2011, an increase of $961,000, or 8.0%, as compared to $12,061,000 for the same period in 2010. Selling, general and administrative expenses as a percentage of net revenues, decreased to 19.9% from 21.0% for the same period in 2010, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
     The components of the $961,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$798	11.1%	(1)
Legal fees	394	203.1%	(2)
Outside services	279	44.7%	(3)
Travel expenses	61	13.1%
Depreciation and amortization	55	6.8%
Audit fees	51	22.0%
Commissions expense	(455)	(25.9)%	(4)
Advertising expenses	(338)	(39.9)%	(5)
Other, net	116	9.7%

	$961	8.0%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, and an increase in fringe benefit expense due to increases in premiums for employee health insurance coverage.
(2)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 of the Condensed Consolidated Financial Statements for discussion of this matter.
(3)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.
(4)	Decrease primarily attributed to the decrease in net revenues subject to commissions, in particular due to an increase in international revenues, which are generally not subject to commissions.
(5)	Decrease primarily due to decreases in sales support expenses, direct mailings and advertising in trade publications.
     Research and development expenses were $9,903,000 for the quarter ended June 30, 2011, an increase of $866,000, or 9.6%, as compared to $9,037,000 for the same period in 2010. As a percentage of net revenues, research and development decreased to 15.1% from 15.8%, primarily due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
     The components of the $866,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$923	15.1% (1)
Deferred costs	145	84.0% (2)
Depreciation and amortization	64	16.7%
Computer related expenses	48	99.5%
Project and pre-production materials	(97)	(9.6)%
Outside services	(97)	(20.4)%
Set-up and tooling expenses	(67)	(71.7)%
Facilities expenses	(42)	(8.6)%
Other, net	(11)	(1.8)%

	$866	9.6%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip, annual compensation adjustments in May 2011, and an increase in fringe expense due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to a decrease, as compared to the prior year, in the deferral of costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
     The major changes in the components of the other income (expense), net were as follows (in thousands):

			Increase
	2011	2010	(decrease)
Interest income	$68	$145	$(77)
(Loss) gain on disposals of equipment	(1)	247	(248)
Foreign currency gains	84	27	57
Unrealized loss on auction rate securities rights	—	(929)	929
Unrealized gain on trading securities	—	933	(933)
Credit gain on available for sale securities	360	1	359
Other, net	35	1	34

	$546	$425	$121

     Pursuant to a settlement agreement reached with UBS AG in 2008, the Company’s then-remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010. The unrealized gain and (loss) on the Company’s auction rate securities and associated rights for the quarter ended June 30, 2010, resulted from this sale and the termination of the associated rights. Because the Company recorded, for the quarter ended March 31, 2010, an income statement gain of $4,000, representing the net of the decrease in estimated value of the auction rate securities held by UBS and the increase in the estimated value of the associated rights, the Company recognized no net loss on the sale of the auction rate securities to UBS. The increase in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,800,000 of auction rate securities during the three months ended June 30, 2011, for which credit losses had previously been recorded. The decrease in interest income for the period was due to lower average

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
balances on the Company’s long-term investments, lower balances on auction rate securities earning higher penalty rates, as well as a general decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income before income taxes was $4,930,000 for the second quarter of 2011,compared to $5,066,000 for the same period in 2010.
     The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2011	2010
Provision for income taxes	$1,726	$319
Effective income tax rate	35.0%	6.3%
     For the three months ended June 30, 2011, compared to same period in 2010, the provision for income taxes and the effective tax rate increased due to the complete utilization of remaining Federal, foreign, and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010.
     Net income of noncontrolling interest increased $138,000 from zero for the same period in 2010. This was due to higher net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).
     Basic and diluted income per share attributable to Vicor Corporation was $0.07 for the second quarter of 2011, compared to $0.11 for the second quarter of 2010.
Six months ended June 30, 2011 compared to six months ended June 30, 2010
     Net revenues for the six months of 2011 were $135,857,000, an increase of $26,771,000 or 24.5%, as compared to $109,086,000, for the same period a year ago.
     The components of revenue for the six months ended June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$104,657	$98,784	$5,873	5.9%
V*I Chip	28,088	8,457	19,631	232.1%
Picor	3,112	1,845	1,267	68.7%

Total	$135,857	$109,086	$26,771	24.5%

     The revenue increase in 2011 in each of the three business units reflects increases in bookings over the preceding several quarters. Bookings during the six months ended June 30, 2011, increased by 2.8%, compared with the last six months of 2010. This increase was caused by increases in V*I Chip and Picor orders of 18.0%, and 81.2%, respectively, offset by a decrease in BBU orders of 2.1%. The consolidated book to bill ratio for the six months ending June 30, 2011, was 0.90:1, as compared to 1.41:1 for the corresponding period a year ago, and 0.84:1 for the last six months of 2010. The quarterly book-to-bill ratio has been volatile, and management believes the ratio is not always an accurate indicator of the amount or timing of future revenue.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
     Gross margin for the first six months of 2011 increased $8,700,000, or 17.7%, to $57,763,000 from $49,063,000, compared to the same period a year ago. Gross margin, as a percentage of net revenues, decreased to 42.5% from 45.0% as a percentage of net revenues. The increase in gross margin dollars was the result of the increase in net revenues. The decrease in gross margin percentage was primarily due to a shift in product mix to a higher proportion of lower margin V*I Chip products.
     Selling, general and administrative expenses were $27,202,000 for the six months ended June 30, 2011, an increase of $3,261,000, or 13.6%, compared to $23,941,000 for the same period in 2010. Selling, general and administrative expenses as a percentage of net revenues decreased to 20.0% from 21.9% for the same period in 2010 primarily due to the increase in net revenues.
     The components of the $3,261,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,827	12.5% (1)
Legal fees	1,265	332.0% (2)
Outside services	332	31.5% (3)
Employment recruiting	82	73.3%
Travel expenses	78	8.9%
Depreciation and amortization	77	4.8%
Advertising expenses	(345)	(23.8)% (4)
Commissions expense	(137)	(4.2)% (5)
Computer related expenses	(82)	(13.6)%
Other, net	164	7.4%

	$3,261	13.6%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, and an increase in fringe benefit expense, due to increase in premiums for employee health insurance coverage.

(2)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 of the Condensed Consolidated Financial Statement for discussion of this matter.

(3)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.

(4)	Decrease primarily due to decreases in sales support expenses, direct mailings and advertising in trade publications.

(5)	Decrease primarily attributed to the decrease in net revenues subject to commissions, in particular due to an increase in international revenues, which are generally not subject to commissions.
     Research and development expenses were $19,757,000 for the six months ended June 30, 2011, an increase of $1,852,000, or 10.3%, compared to $17,905,000 for the same period in 2010. Research and development expenses as a percentage of net revenues decreased to 14.5% from 16.4% for the same period in 2010, due to the increase in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
     The components of the $1,852,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,568	12.7% (1)
Deferred costs	225	(89.1)% (2)
Project and pre-production materials	147	8.4% (3)
Depreciation and amortization	124	16.5%
Computer related expenses	84	78.4%
Outside services	(197)	(21.3)% (4)
Set-up and tooling expenses	(74)	(39.8)%
Supplies	(60)	(14.3)%
Facilities expenses	(51)	(5.1)%
Other, net	86	12.3%

	$1,852	10.3%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip, annual compensation adjustments in May 2011, and an increase in fringe benefit expense due to increases in premiums for employee health insurance coverage.

(2)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(3)	Increase primarily attributed to an increase in materials associated with the development of BBU and V*I Chip products, offset by a decrease in pre-production materials for V*I Chip.

(4)	Decrease primarily attributed to decreased use of outside services and subcontract labor due to decreased activity at Vicor Custom Power subsidiaries.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2011	2010	(decrease)
Interest income	$152	$256	$(104)
(Loss) gain on disposals of equipment	(1)	248	(249)
Foreign currency losses	(222)	(40)	(182)
Unrealized loss on auction rate securities rights	—	(962)	962
Unrealized gain on trading securities	—	970	(970)
Credit gain (loss) on available for sale securities	367	(42)	409
Other, net	52	62	(10)

	$348	$492	$(144)

     Pursuant to a settlement agreement reached with UBS AG in 2008, the Company’s then-remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010. The unrealized gain and (loss) on the Company’s auction rate securities and associated rights for the quarter ended June 30, 2010, resulted from this sale and the termination of the associated rights. Because the Company recorded, for the quarter ended March 31, 2010, an income statement gain of $4,000, representing the net of the decrease in estimated value of the auction rate securities held by UBS and the increase in the estimated value of the associated rights, the Company recognized no net loss on the sale of the auction rate securities to UBS. The increase in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,900,000 of auction rate securities during the six months ended June 30, 2011, for which credit losses had previously been recorded. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments, lower balances on auction rate securities earning higher penalty rates, as well as a general decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income before income taxes was $11,152,000 for the first six months of 2011 compared to $7,709,000 for the same period in 2010.
     The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2011	2010
Provision for income taxes	$3,779	$957
Effective income tax rate	33.9%	12.4%
     For the six months ended June 30, 2011 compared to 2010, the provision for income taxes increased due to the increase in income before income taxes and the increase in the effective tax rate. The increase in the effective tax rate was primarily due to the complete utilization of remaining Federal, foreign and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010.
     Net income of noncontrolling interest increased $236,000 to $289,000 in the first six months of 2011 from $53,000 for the same period in 2010. This was due to higher net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).
     Basic and diluted income per share attributable to Vicor Corporation was $0.17 for the first six months of 2011, compared to $0.16 for the first six months of 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2011
Liquidity and Capital Resources
     At June 30, 2011, the Company had $69,779,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.4:1 as of June 30, 2011, and 5.6:1 as of December 31, 2010. Working capital increased $18,138,000 to $123,592,000 as of June 30, 2011, from $105,454,000 as of December 31, 2010. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $20,500,000, inventories of $688,000 and other current assets of $1,244,000, as well as a decrease in accounts payable of $380,000, partially offset by a decrease in accounts receivable of $4,341,000. The primary sources of cash for the six months ended June 30, 2011, were $17,098,000 from operating activities and net proceeds of $7,990,000 from the sale of investments. The primary use of cash for the six months ended June 30, 2011, was $5,035,000 for the purchase of equipment.
     As of June 30, 2011, the Company held $11,175,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2011. As of June 30, 2011, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s common stock. The total dividend of approximately $6,300,000 will be paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,220,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2011.
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
June 30, 2011
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of June 30, 2011.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2011). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
June 30, 2011
(b) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2011
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
April 1 — 30, 2011	—	$—	—	$8,541,000
May 1 — 31, 2011	—	—	—	8,541,000
June 1 — 30, 2011	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 6 — Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: July 28, 2011	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)