Form 10-Q
period 2011-09-30
VICOR CORP
filed 2011-10-28
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2011 was:

Common Stock, $.01 par value	30,043,077
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION
INDEX TO FORM 10-Q

Page
Part I — Financial Information:
Item 1 — Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 — Controls and Procedures	26
Part II — Other Information:
Item 1 — Legal Proceedings	28
Item 1A — Risk Factors	28
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6 — Exhibits	28
Signature(s)	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

VICOR CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)
Item 1. Financial Statements

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$66,889	$49,279
Accounts receivable, less allowance of $325 in 2011 and $309 in 2010	31,963	38,825
Inventories, net	36,461	35,489
Deferred tax assets	2,343	2,164
Other current assets	3,034	2,397

Total current assets	140,690	128,154
Long-term investments, net	11,613	18,417
Property, plant and equipment, net	48,857	50,848
Long-term deferred tax assets, net	2,320	2,805
Other assets	4,504	4,688

	$207,984	$204,912

Liabilities and Equity
Current liabilities:
Accounts payable	$8,732	$11,999
Accrued compensation and benefits	8,354	6,772
Accrued expenses	2,606	3,138
Income taxes payable	317	102
Deferred revenue	760	689

Total current liabilities	20,769	22,700

Long-term deferred revenue	2,268	2,178
Long-term income taxes payable	1,076	1,022

Commitments and contingencies (Note 11)	—	—

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	386	385
Additional paid-in capital	165,499	163,933
Retained earnings	135,685	133,791
Accumulated other comprehensive loss	(362)	(1,369)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	179,499	175,031
Noncontrolling interest	4,372	3,981

Total equity	183,871	179,012

	$207,984	$204,912

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$58,560	$68,672	$194,417	$177,758
Cost of revenues	34,120	36,199	112,214	96,222

Gross margin	24,440	32,473	82,203	81,536
Operating expenses:
Selling, general and administrative	13,072	12,166	40,274	36,107
Research and development	9,694	8,925	29,451	26,830

Total operating expenses	22,766	21,091	69,725	62,937

Income from operations	1,674	11,382	12,478	18,599
Other income, net:
Total other than temporary impairment losses on available-for-sale securities, net of settlement gains	(125)	407	1,169	112
Portion of loss (gain) recognized in other comprehensive income	53	(476)	(874)	(223)

Net impairment (losses) gains recognized in earnings	(72)	(69)	295	(111)
Other income, net:	72	156	53	690

Total other income, net	—	87	348	579

Income before income taxes	1,674	11,469	12,826	19,178
Provision (benefit) for income taxes	499	(4,400)	4,278	(3,443)
Consolidated net income	1,175	15,869	8,548	22,621
Less: Net income attributable to noncontrolling interest	93	50	382	103

Net income attributable to Vicor Corporation	$1,082	$15,819	$8,166	$22,518

Net income per common share attributable to Vicor Corporation:
Basic	$0.03	$0.38	$0.20	$0.54
Diluted	$0.03	$0.38	$0.20	$0.54
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,810	41,693	41,793	41,682
Diluted	41,851	41,774	41,865	41,742

Cash dividends per share	$0.15	$0.30	$0.15	$0.30
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Consolidated net income	$8,548	$22,621
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,214	7,552
Stock compensation expense	1,444	458
Deferred income taxes	124	(5,115)
Increase in long-term deferred revenue	386	95
Excess tax benefit of share-based compensation	(44)	—
Credit (gain) loss on available for sale securities	(295)	111
Gain on disposal of equipment	(31)	(249)
Unrealized gain on trading securities	—	(970)
Unrealized loss on auction rate security rights	—	962
Change in current assets and liabilities, net	3,308	(14,476)

Net cash provided by operating activities	21,654	10,989

Investing activities:
Purchases of investments	(603)	(808)
Sales and maturities of investments	8,576	15,484
Additions to property, plant and equipment	(6,251)	(7,741)
Proceeds from sale of equipment	10	421
Change in restricted cash	—	415
(Increase) decrease in other assets	(43)	148

Net cash provided by investing activities	1,689	7,919

Financing activities:
Proceeds from exercise of stock options	446	296
Excess tax benefit of share-based compensation	44	—
Noncontrolling interest dividends paid	—	(297)
Common stock dividends paid	(6,272)	(12,506)

Net cash used in financing activities	(5,782)	(12,507)

Effect of foreign exchange rates on cash	49	124

Net increase in cash and cash equivalents	17,610	6,525
Cash and cash equivalents at beginning of period	49,279	40,224

Cash and cash equivalents at end of period	$66,889	$46,749

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011. The balance sheet at December 31, 2010, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.
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
     As of September 30, 2011, the Company held par value of $11,175,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.
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
September 30, 2011
(unaudited)
outside of the auction process) and (b) the interest rate on the security generally resets to an interest rate set forth in each security’s indenture.
     As of September 30, 2011, the Company held auction rate securities that had experienced failed auctions totaling $11,175,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of September 30, 2011, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, all of which are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2011, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. In October 2011, one of the Failed Auction Securities outstanding as of September 30, 2011 with a par value of $2,075,000 was redeemed at par. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2011.
     The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
Failed Auction Securities	$11,175	$—	$1,669	$9,506
Brokered certificates of deposit	1,640	12	—	1,652
Certificates of deposit	455	—	—	455

	$13,270	$12	$1,669	$11,613

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Failed Auction Securities	$19,075	$—	$2,856	$16,219
Brokered certificates of deposits	1,720	30	—	1,750
Certificates of deposit	448	—	—	448

	$21,243	$30	$2,856	$18,417

     All of the Failed Auction Securities as of September 30, 2011, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
     The amortized cost and estimated fair value of available-for-sale securities on September 30, 2011, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$942	$947
Due in two to ten years	1,063	1,070
Due in ten to twenty years	90	90
Due in twenty to forty years	11,175	9,506

	$13,270	$11,613

     Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on September 30, 2011, with a par value of $11,175,000, was estimated by the Company to be approximately $9,506,000, an increase in fair value of $1,187,000, net of $7,900,000 of redemptions from December 31, 2010. The gross unrealized loss of $1,669,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $315,000 and an aggregate temporary impairment of $1,354,000. For the nine months ended September 30, 2011, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $295,000, which was recorded in “Net impairment (losses) gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).
     The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the nine months ended September 30, 2011 (in thousands):

Balance at the beginning of the period	$610
Reductions for securities sold during the period	(366)
Additions for the amount related to credit loss for which other-than-temporary impairment was not previously recognized	71

Balance at the end of the period	$315

     For the third quarter of 2011, the Company increased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $48,000, to reflect a decrease in the estimated fair value of the Failed Auction Securities.
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
September 30, 2011
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
     Assets measured at fair value on a recurring basis include the following as of September 30, 2011 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Cash Equivalents:
Money market funds	$13,656	$—	$—	$13,656
Long term investments:
Failed Auction Securities	—	—	9,506	9,506
Brokered certificates of deposit		1,652	—	1,652
Certificate of deposit	455	—	—	455
     The Company has brokered certificates of deposit classified as Level 2 because the fair value for these investments has been determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates obtained from information available in publicly quoted markets.
     As of September 30, 2011, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2011. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.8%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.
     The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the nine months ended September 30, 2011 (in thousands):

Balance at the beginning of the period	$16,219
Redemptions, at par	(7,900)
Credit gains on available for sales securities included in Other income, net	295
Unrealized gain included in Other comprehensive loss	892

Balance at the end of the period	$9,506

4.Stock Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$16	$6	$51	$12
Selling, general and administrative	362	120	887	326
Research and development	227	34	506	120

Total stock based compensation	$605	$160	$1,444	$458

     During the third quarter of 2011, the Picor Board of Directors (the “Picor Board”) authorized different alternatives of net settlement to holders of Picor stock options in the tenth and final year of their respective terms. In addition, the Picor Board approved an offer to repurchase up to 1,142,000 shares of Picor Common Stock from a limited number of holders who purchase these shares via exercise before October 31, 2011. As a result, the Company accrued $368,000 as of September 30, 2011, representing the maximum repurchase obligation to these holders assuming all holders sold their shares. This resulted in additional stock-based compensation expense of $169,000 and $132,000 to Selling, general and administrative and Research and development, respectively, along with a charge of $67,000 against Additional paid-in-capital, in the third quarter of 2011. During the fourth quarter of 2011, the Company will account for those options for which repurchase was not elected by the holder.
     During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of September 30, 2011, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of September 30, 2011.
     On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 V*I Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by the V*I Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. The unrecognized compensation expense of these performance-based options was approximately $1,266,000 as of September 30, 2011.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
5. Net Income per Share
     The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Vicor Corporation	$1,082	$15,819	$8,166	$22,518

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,810	41,693	41,793	41,682
Effect of dilutive securities:
Employee stock options (2)	41	81	72	60

Denominator for diluted income per share-adjusted weighted-average shares and assumed conversions	41,851	41,774	41,865	41,742

Basic income per share	$0.03	$0.38	$0.20	$0.54

Diluted income per share	$0.03	$0.38	$0.20	$0.54

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 366,833 and 292,834 shares of Common Stock for the three months ended September 30, 2011 and 2010, respectively, and options to purchase 259,047 and 407,897 shares of Common Stock for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. During the third quarter of 2010, the Company granted 1,243,750 stock options that will vest upon certain performance conditions (See Note 4). The Company did not meet the performance conditions as of September 30, 2011, and therefore, the options were excluded from the calculation of diluted income per share.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
     Inventories were as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$33,183	$31,750
Work-in-process	4,097	4,182
Finished goods	5,742	5,001

	43,022	40,933
Inventory reserves	(6,561)	(5,444)

Net balance	$36,461	$35,489

7. Other Investments
     The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2011, and December 31, 2010, giving the Company an approximately 30% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon patented technology. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $3,980,000 and $2,448,000 for the nine months ended September 30, 2011, and 2010, respectively.
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
     There was no allocation of equity method income (loss) for the nine months ended September 30, 2011 and 2010, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of September 30, 2011, and December 31, 2010.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
     Product warranty activity for the three and nine months ended September 30, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$1,299	$1,038	$649	$772
Accruals for warranties for products sold in the period	282	47	1,316	465
Fulfillment of warranty obligations	(616)	(365)	(1,025)	(382)
Revisions of estimated obligations	(369)	(13)	(344)	(148)

Balance at the end of the period	$596	$707	$596	$707

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
     The provision for income taxes and the effective income tax rate for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Provision for income taxes	$499	$(4,400)	$4,278	$(3,443)
Effective income tax rate	29.8%	(38.4%)	33.4%	(18.0%)
     For the three and nine months ended September 30, 2011 compared to 2010, the provision for income taxes and the effective income tax rate increased due to the complete utilization of remaining federal, foreign and a significant portion of remaining state net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010. During the third quarter of 2010, the Company recorded a non-recurring, non-cash tax benefit of $5,158,000 due to releasing a portion of its deferred tax valuation allowance.
     As of September 30, 2011, the Company had a remaining valuation allowance of approximately $9,800,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
     In January 2010, the Company received notice from the Commonwealth of Massachusetts that its Massachusetts corporate excise tax returns, for tax years 2006 and 2007 had been selected for audit. The Massachusetts audit was completed and settled in the second quarter of 2011 for an immaterial amount. There are no other income tax audits currently in process.
10. Comprehensive Income (Loss)
     The following table sets forth the computation of “Comprehensive income (loss)” for the three and nine months ended September 30, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated net income	$1,175	$15,869	$8,548	$22,621
Foreign currency translation gains	141	149	141	317
Unrealized (losses) gains (net of tax) on available-for-sale securities	(53)	477	875	223

Comprehensive income	1,263	16,495	9,564	23,161
Less: comprehensive income attributable to noncontrolling interest	106	65	391	135

Comprehensive income attributable to Vicor Corporation	$1,157	$16,430	$9,173	$23,026

11. Commitments and Contingencies
     At September 30, 2011, the Company had approximately $416,000 of capital expenditure commitments.
     On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation — related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment has been entered by the Court as of September 30, 2011.
     On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts (the “Massachusetts Action”), in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew the Massachusetts Action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“ ‘290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges that the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. The Company does not believe any of its products, including its unregulated bus converters, infringe any valid claim of the SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and therefore continues to vigorously defend itself against SynQor’s patent infringement allegations.
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
     During the fourth quarter of 2010, the Company began to include the net revenues and cost of revenues for shipments of V*I Chip products by VJCL in the V*I Chip segment, along with an allocation of certain VJCL operating expenses from the BBU to the V*I Chip segment. Previously, all VJCL operating activity had been included in the BBU segment. The segment information for the three and nine months ended September 30, 2010 has been reclassified to conform to this new presentation.
     The Corporate segment consists of those operations and assets shared by all segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably the Company’s facilities, real estate, and certain investments.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)
     The following table provides significant segment financial data as of and for the three months ended September 30, (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1) (2)
2011:
Net revenues	$43,968	$13,609	$3,421	$—	$(2,438)	$58,560
Income (loss) from operations	5,941	(3,646)	(508)	(113)	—	1,674
Total assets	80,801	30,611	7,885	112,465	(23,778)	207,984
Depreciation and amortization	1,410	899	117	386	—	2,812

2010:
Net revenues	$60,199	$8,501	$3,240	$—	$(3,268)	$68,672
Income (loss) from operations	17,425	(5,958)	83	(168)	—	11,382
Total assets	239,570	27,805	3,963	94,771	(167,676)	198,433
Depreciation and amortization	1,240	894	96	365	—	2,595
     The following table provides significant segment financial data as of and for the nine months ended September 30, (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
2011:
Net revenues	$148,625	$42,964	$10,361	$—	$(7,533)	$194,417
Income (loss) from operations	25,267	(11,665)	(550)	(574)	—	12,478
Total assets	80,801	30,611	7,885	112,465	(23,778)	207,984
Depreciation and amortization	4,100	2,674	342	1,098	—	8,214

2010:
Net revenues	$158,982	$19,311	$7,923	$—	$(8,458)	$177,758
Income (loss) from operations	39,202	(19,240)	(904)	(451)	(8)	18,599
Total assets	239,570	27,805	3,963	94,771	(167,676)	198,433
Depreciation and amortization	3,550	2,582	309	1,111	—	7,552

(1)	During the fourth quarter of 2010, the Company completed a recapitalization of V*I Chip Corporation. The impact of the recapitalization on V*I Chip was to eliminate its intercompany payable to BBU of approximately $172,100,000 and institute capital accounts totaling $50,000,000 as of December 31, 2010. There was no impact on the consolidated financial statements as a result of this recapitalization.

(2)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.
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
September 30, 2011
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
     The Company will be adopting new accounting guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is then necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is considering early adoption in the fourth quarter of 2011 and does not believe the adoption of this new guidance will have a material effect on the Company’s financial position or results of operations.
     The Company will be adopting new accounting guidance related to fair value measurement which will result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board does not intend for this new guidance to result in a change in the application of the requirements in ASC Topic 820 (“Fair Value Measurements and Disclosure”). The amendments to the guidance are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this new guidance will have a material effect on the Company’s financial position or results of operations.
14. Dividends
     On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share on shares of the Company’s Common Stock. The aggregate dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements, the requirements of Delaware law and any other factors the Company’s Board of Directors may consider relevant.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
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
Overview
     Vicor Corporation designs, develops, manufactures and markets modular power components and complete power systems based upon a portfolio of patented technologies. The Company sells its products primarily to customers in the higher-performance, higher-power segments of the power systems market, including aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation. On June 22, 2011, the Company announced the adoption of a multi-tiered distribution model, with direct sales, regional manufacturers’ representatives in North and South America, and, for the first time in North America, a distribution partnership with Future Electronics Incorporated, a leading electronic components distributor. In July 2011, the Company entered into a similar distribution arrangement with Digi-Key Corporation. Revenues to date under these new arrangements have not been material. The Company will continue to utilize independent distributors to serve international markets. Export sales as a percentage of total revenues for the nine months ended September 30, 2011 and 2010 were approximately 58% and 49%, respectively.
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
September 30, 2011
use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.
     Revenues for the third quarter decreased by 14.7% to $58,560,000, compared to $68,672,000 for the corresponding period a year ago, and decreased by 10.5% on a sequential basis from $65,402,000 for the second quarter of 2011. Gross margin decreased to $24,440,000 for the third quarter of 2011, compared to $32,473,000 for the corresponding period a year ago, and decreased on a sequential basis from $27,309,000 for the second quarter of 2011. Gross margin, as a percentage of revenue, decreased to 41.7% for the third quarter of 2011 compared to 47.3% for the third quarter of 2010 and decreased on a sequential basis from 41.8% for the second quarter of 2011. Net income attributable to Vicor Corporation for the third quarter was $1,082,000, or $0.03 per diluted share, compared to net income attributable to Vicor Corporation of $15,819,000, or $0.38 per diluted share, for the corresponding period a year ago, and net income attributable to Vicor Corporation of $3,066,000, or $0.07 per diluted share, for the second quarter of 2011. During the third quarter of 2010, the Company recorded a non-recurring, non-cash benefit of $5,158,000, or approximately $0.12 per diluted share, due to releasing a portion of its deferred tax valuation allowance.
     Revenues for the nine months ended September 30, 2011, increased by 9.4% to $194,417,000, compared to $177,758,000 for the corresponding period a year ago. Gross margin increased to $82,203,000 for the nine months ended September 30, 2011, compared to $81,536,000 for the corresponding period a year ago. Gross margin, as a percentage of revenue, decreased to 42.3% for the nine months ended September 30, 2011, compared to 45.9% for the corresponding period a year ago. Net income attributable to Vicor Corporation for the nine months ended September 30, 2011, was $8,166,000, or $0.20 per diluted share, compared to net income attributable to Vicor Corporation of $22,518,000, or $0.54 per diluted share, for the corresponding period a year ago.
     Backlog, representing the total of purchase orders received for which product has not yet been shipped, was $62,803,000 at the end of the third quarter of 2011, as compared to $64,914,000 at the end of the second quarter of 2011.
     Operating expenses for the three months ended September 30, 2011, increased $1,675,000, or 7.9%, to $22,766,000 from $21,091,000 in 2010, due to increases in selling, general and administrative expenses of $906,000 and research and development expenses of $769,000. The primary increases in selling, general and administrative expenses were compensation expenses of $747,000, travel expenses of $200,000, legal fees of $167,000, outside services of $162,000, and employment recruiting expense of $82,000, partially offset by a decrease in commissions expense of $442,000. The primary increases in research and development expenses were compensation expenses of $802,000, project and pre-production materials of $86,000, and depreciation and amortization of $66,000, partially offset by decreases in outside services of $163,000, and employment recruiting expense of $68,000.
     Operating expenses for the nine months ended September 30, 2011 increased $6,788,000, or 10.8%, to $69,725,000 from $62,937,000 in 2010, due to an increase in selling, general and administrative expenses of $4,167,000 and research and development expenses of $2,621,000. The primary increases in selling, general and administrative expenses were compensation expenses of $2,573,000, legal fees of $1,432,000, outside services of $494,000, travel expenses of $279,000, and employment recruiting expense of $164,000, partially offset by decreases in commissions expense of $579,000, advertising expenses of $346,000, and computer related expenses of $110,000. The primary increases in research and development expenses were compensation expenses of $2,370,000, deferred costs of $272,000, project and pre-production materials of $233,000, and depreciation and amortization of $190,000, partially offset by decreases in outside services of $360,000, and employment recruiting expense of $117,000.
     Other income, net for the three months ended September 30, 2011, decreased $87,000 to zero. The primary reasons for the decrease were an increase in foreign currency losses of $83,000 and a decrease in interest income of $30,000, offset by an increase in gain on disposals of equipment of $31,000.
     Other income, net for the nine months ended September 30, 2011, decreased $231,000 to $348,000 from $579,000 in 2010. The primary reasons for the decrease were an increase in foreign currency losses of $266,000, and decreases in gain on disposals of equipment of $217,000 and interest income of $136,000, offset by an increase in credit gain on available for sale securities of $406,000.
     For the nine months ended September 30, 2011, depreciation and amortization totaled $8,214,000 and capital additions totaled $6,251,000, compared to $7,552,000 and $7,741,000, respectively, for the first nine months of 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     Inventories increased by approximately $972,000 or 2.7% to $36,461,000, compared to $35,489,000 at December 31, 2010. This increase was associated with increases in BBU and V*I Chip inventories of $1,198,000 and $16,000, respectively, offset by a decrease in Picor inventories of approximately $242,000.
Critical Accounting Policies and Estimates
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a complete summary of the critical accounting policies and estimates.
Three months ended September 30, 2011, compared to three months ended September 30, 2010
     Net revenues for the third quarter of 2011, were $58,560,000, a decrease of $10,112,000 or 14.7%, as compared to $68,672,000 for the same period a year ago and decreased 10.5% on a sequential basis from the second quarter of 2011.
The components of net revenues for the three months ending September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$43,968	$60,199	$(16,231)	(27.0)%
V*I Chip	12,888	7,043	5,845	83.0%
Picor	1,704	1,430	274	19.2%

Total	$58,560	$68,672	$(10,112)	(14.7)%

     The net decrease in BBU revenues was due to decreases in BBU component revenues of approximately $8,507,000 and Vicor Custom Power revenue of approximately $8,174,000, partially offset by an increase in Vicor Japan revenues of approximately $1,071,000. The decreases are attributed to decreases in defense electronics bookings and the completion of two major programs for Vicor Customer Power entities in the first part of 2011. Orders during the three months ending September 30, 2011, increased by 1.8% compared with the second quarter of 2011, but were 19.4% lower than the same period in 2010.
     Gross margin for the third quarter of 2011 decreased $8,033,000, or 24.7%, to $24,440,000 from $32,473,000 in the third quarter of 2010. Gross margin, as a percentage of net revenues, decreased to 41.7% from 47.3%. The decrease in gross margin dollars and gross margin percentage was primarily due to the decrease in net revenues. Also contributing to the decrease in gross margin percentage was a shift in product mix to a higher proportion of lower margin V*I Chip products, along with lower volumes of higher-margin BBU component products and Vicor Custom Power products.
     Selling, general and administrative expenses were $13,072,000 for the quarter ended September 30, 2011, an increase of $906,000, or 7.4%, as compared to $12,166,000 for the same period in 2010. Selling, general and administrative expenses as a percentage of net revenues, increased to 22.3% from 17.7% for the same period in 2010, primarily due to the decrease in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
The components of the $906,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$747	11.4%	(1)
Travel expenses	200	43.4%	(2)
Legal fees	167	76.1%	(3)
Outside services	162	42.5%	(4)
Employment recruiting	82	84.8%
Commissions expense	(442)	(24.8)%	(5)
Other, net	(10)	(0.3)%

	$906	7.4%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, an increase in fringe benefit expense due to increases in premiums for employee health benefits, and additional stock-based compensation expense related to Picor stock options (See Note 4 of the Condensed Consolidated Financial Statements).

(2)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel.

(3)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 of the Condensed Consolidated Financial Statements for discussion of this matter.

(4)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.

(5)	Decrease primarily attributed to the decrease in net revenues subject to commissions, in particular due to an increase in international revenues, which are generally not subject to commissions.
     Research and development expenses were $9,694,000 for the quarter ended September 30, 2011, an increase of $769,000, or 8.6%, as compared to $8,925,000 for the same period in 2010. As a percentage of net revenues, research and development increased to 16.6% from 13.0%, primarily due to the decrease in net revenues.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
The components of the $769,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$802	12.8%	(1)
Project and pre-production materials	86	12.6%	(2)
Depreciation and amortization	66	16.6%
Employment recruiting	(68)	(90.3)%
Outside services/subcontract labor	(163)	(36.1)%	(3)
Other, net	46	4.4%

	$769	8.6%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip, annual compensation adjustments in May 2011, an increase in fringe expense due to increases in premiums for employee health benefits, and additional stock-based compensation expense related to Picor stock options (See Note 4 of the Condensed Consolidated Financial Statements).

(2)	Increase primarily attributed to an increase in project materials associated with the development of V*I Chip and Picor products.

(3)	Decrease attributable to decreased use of outside services due to decreased activities at one of the Vicor Custom subsidiaries.
The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2011	2010	(decrease)
Interest income	$73	$103	$(30)
Gain on disposals of equipment	33	2	31
Foreign currency (losses) gains	(55)	28	(83)
Credit loss on available for sale securities	(72)	(69)	(3)
Other, net	21	23	(2)

	$—	$87	$(87)

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
     Income before income taxes was $1,674,000 for the third quarter of 2011, compared to $11,469,000 for the same period in 2010.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2011	2010
Provision for income taxes	$499	$(4,400)
Effective income tax rate	29.8%	(38.4%)
     For the three months ended September 30, 2011, compared to same period in 2010, the provision for income taxes and the effective tax rate increased due to the complete utilization of remaining Federal, foreign, and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010. During the third quarter of 2010, the Company recorded a non-recurring, non-cash benefit of $5,158,000 due to releasing a portion of its deferred tax valuation allowance.
     Net income of noncontrolling interest increased $43,000 from $50,000 to $93,000 for the same period in 2010. This was due to higher net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).
     Basic and diluted income per share attributable to Vicor Corporation was $0.03 for the third quarter of 2011, compared to $0.38 for the third quarter of 2010.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
     Net revenues for the nine months ended September 30, 2011 were $194,417,000, an increase of $16,659,000 or 9.4%, as compared to $177,758,000, for the same period a year ago.
     The components of net revenues for the nine months ended September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$148,625	$158,982	$(10,357)	(6.5)%
V*I Chip	40,976	15,501	25,475	164.3%
Picor	4,816	3,275	1,541	47.1%

Total	$194,417	$177,758	$16,659	9.4%

     The primary decrease in BBU revenues was due to a decrease in Vicor Custom Power revenue of approximately $11,741,000 primarily due to the completion of two major programs in the first part of 2011. Bookings during the nine months ended September 30, 2011, decreased by 11.1%, compared with the last nine months of 2010. This decrease was caused by decreases in BBU and Picor orders of 16.7%, and 23.4%, respectively, offset by an increase in V*I Chip orders of 18.2%. The increase in V*I Chip bookings has led to their revenue increases.
     Gross margin for the first nine months of 2011 increased $667,000, or 0.8%, to $82,203,000 from $81,536,000, compared to the same period a year ago. Gross margin, as a percentage of net revenues, decreased to 42.3% from 45.9%. The increase in gross margin dollars was the result of the increase in net revenues. The decrease in gross margin percentage was primarily due to a shift in product mix to a higher proportion of lower margin V*I Chip products.
     Selling, general and administrative expenses were $40,274,000 for the nine months ended September 30, 2011, an increase of

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     $4,167,000, or 11.5%, compared to $36,107,000 for the same period in 2010. Selling, general and administrative expenses as a percentage of net revenues increased to 20.7% from 20.3% for the same period in 2010.
     The components of the $4.167,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$2,573	13.3%	(1)
Legal fees	1,432	238.5%	(2)
Outside services	494	44.8%	(3)
Travel expenses	279	20.8%	(4)
Employment recruiting	164	78.6%	(5)
Depreciation and amortization	134	5.5%
Audit, tax and accounting fees	(91)	(8.2)%
Computer related expenses	(110)	(12.7)%
Advertising expenses	(346)	(17.1)%	(6)
Commissions expense	(579)	(11.5)%	(7)
Other, net	217	10.3%	(8)

	$4,167	11.5%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, and an increase in fringe benefit expense, due to increase in premiums for employee health insurance coverage.

(2)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 of the Condensed Consolidated Financial Statement for discussion of this matter.

(3)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.

(4)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel.

(5)	Increase primarily due to the hiring of certain sales and marketing personnel.

(6)	Decrease primarily due to decreases in sales support expenses, direct mailings and advertising in trade publications.

(7)	Decrease primarily attributed to the decrease in net revenues subject to commissions, in particular due to an increase in international revenues, which are generally not subject to commissions.

(8)	Other, net consists of a variety of items, none of which was greater than $67,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     Research and development expenses were $29,451,000 for the nine months ended September 30, 2011, an increase of $2,621,000, or 9.8%, compared to $26,830,000 for the same period in 2010. Research and development expenses as a percentage of net revenues was 15.1% for the nine months ending September 30, 2011 and 2010.
     The components of the $2,621,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$2,370	12.8	%(1)
Deferred costs	272	73.3	%(2)
Project and pre-production materials	233	9.6	%(3)
Depreciation and amortization	190	16.5	%(4)
Computer related expenses	96	60.6%
Set-up and tooling expenses	(30)	(7.5)%
Employment recruiting	(117)	(67.7)%
Outside services/subcontract labor	(360)	(26.2	)%(5)
Other, net	(33)	(1.1)%

	$2,621	9.8%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip, annual compensation adjustments in May 2011, and an increase in fringe benefit expense due to increases in premiums for employee health insurance benefits.

(2)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(3)	Increase primarily attributed to an increase in project materials associated with the development of BBU and V*I Chip products, offset by a decrease in pre-production materials for V*I Chip.

(4)	Increase primarily attributed to additions of engineering equipment over the past several quarters for the BBU and V*I Chip.

(5)	Decrease primarily attributed to decreased use of outside services and subcontract labor due to decreased activity at Vicor Custom Power subsidiaries.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     The major changes in the components of the other income, net were as follows (in thousands):

			Increase
	2011	2010	(decrease)
Interest income	$224	$360	$(136)
Gain on disposals of equipment	31	248	(217)
Foreign currency losses	(278)	(12)	(266)
Unrealized loss on auction rate securities rights	—	(962)	962
Unrealized gain on trading securities	—	970	(970)
Credit gain (loss) on available for sale securities	295	(111)	406
Other, net	76	86	(10)

	$348	$579	$(231)

     Pursuant to a settlement agreement reached with UBS AG in 2008, the Company’s then-remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010. The unrealized gain and (loss) on the Company’s auction rate securities and associated rights for the quarter ended June 30, 2010, resulted from this sale and the termination of the associated rights. Because the Company recorded, for the quarter ended March 31, 2010, an income statement gain of $4,000, representing the net of the decrease in estimated value of the auction rate securities held by UBS and the increase in the estimated value of the associated rights, the Company recognized no net loss on the sale of the auction rate securities to UBS. The increase in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,900,000 of auction rate securities during the nine months ended September 30, 2011, for which credit losses had previously been recorded. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments, lower balances on auction rate securities earning higher penalty rates, as well as a general decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.
     Income before income taxes was $12,826,000 for the first nine months of 2011 compared to $19,178,000 for the same period in 2010.
     The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2011	2010
Provision for income taxes	$4,278	$(3,443)
Effective income tax rate	33.4%	(18.0)%
     For the nine months ended September 30, 2011 compared to 2010, the provision for income taxes increased due to the increase in income before income taxes and the increase in the effective tax rate. The increase in the effective tax rate was primarily due to the complete utilization of remaining Federal, foreign and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision in 2010. During the third quarter of 2010, the Company recorded a non-recurring, non-cash benefit of $5,158,000 due to releasing a portion of its deferred tax valuation allowance.
     Net income of noncontrolling interest increased $279,000 to $382,000 in the first nine months of 2011 from $103,000 for the same period in 2010. This was due to higher net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2011
     Basic and diluted income per share attributable to Vicor Corporation was $0.20 for the first nine months of 2011, compared to $0.54 for the first nine months of 2010.
Liquidity and Capital Resources
     At September 30, 2011, the Company had $66,889,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.8:1 as of September 30, 2011 and 5.6:1 as of December 31, 2010. Working capital increased $14,467,000 to $119,921,000 as of September 30, 2011 from $105,454,000 as of December 31, 2010. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $17,610,000, inventories of $972,000, other current assets of $637,000, as well as a decrease in accounts payable of $3,267,000 and other accrued expenses of $532,000, partially offset by a decrease in accounts receivable of $6,862,000, and increases in accrued compensation and benefits of $1,582,000 and income taxes payable of $215,000. The primary sources of cash for the nine months ended September 30, 2011, were $21,654,000 from operating activities and net proceeds of $7,973,000 from the sale of investments. The primary uses of cash for the nine months ended September 30, 2011, were for the payment of Common Stock dividends of $6,272,000 and $6,251,000 for the purchase of equipment.
     As of September 30, 2011, the Company held $11,175,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.
     In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2011. As of September 30, 2011, the Company had approximately $8,541,000 remaining under the November 2000 Plan.
     On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s Common Stock. The aggregate dividend of $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.
     The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $416,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2011.
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
September 30, 2011
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of September 30, 2011.
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
     As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2011). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

Vicor Corporation
September 30, 2011
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation
Part II — Other Information
September 30, 2011
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
				Maximum Number
				(of Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as Part	that May Yet Be
	of Shares	Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 1 - 31, 2011	—	$—	—	$8,541,000
August 1 - 31, 2011	—	—	—	8,541,000
September 1 - 30, 2011	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.
Item 6 — Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: October 28, 2011	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2011	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)