Form 10-K
period 2011-12-31
VICOR CORP
filed 2012-03-02
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
25 Frontage Road, Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(978) 470-2900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par Value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Each Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $321,888,200 as of June 30, 2011.

On February 29, 2012, there were 30,043,677 shares of Common Stock outstanding and 11,767,052 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2012 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor®,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding: the transition of our business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; our plans to invest in expanded manufacturing capacity and the timing thereof; our belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; our continued success depending in part on our ability to attract and retain qualified personnel; our belief cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations for the foreseeable future; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon our current expectations and estimates as to the prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including our ability to: hire and retain key personnel; develop and market new products and technologies cost effectively and on a timely basis; leverage our new technologies in standard products to promote market acceptance of our new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing our market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for our products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce our intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including our ability to obtain required financial information for investments on a timely basis, our ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in this Annual Report on Form 10-K, including but not limited to those described under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update the factors discussed in this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

Our product strategy is focused increasingly on the next generation of component-level building block, the V*I Chip™ module and derivations thereof. An important element of our product strategy is expanding the applicability of V*I Chip technology with broadened product offerings and innovative packaging solutions. The VI Chip module incorporates our latest advances in switching topologies and other proprietary power conversion innovations. We believe V*I Chip technology offers unprecedented power conversion density (i.e., the output power in Watts as a function of the size of the component in cubic inches), performance (i.e., benchmarks related to the capabilities of the component, such as conversion efficiency), and flexibility (i.e., the ability of our customers to implement a broad range of possible configurations).

Our product roadmap is focused on the development of a full line of products capable of delivering power conversion and power management solutions from the AC source (e.g., the wall outlet) to the DC point of load. Our Picor subsidiary, which develops microcontroller solutions enabling our innovations in switching topology, is pursuing a merchant strategy focused on high performance low voltage products for application at or near the point of load. These products complement our other component offerings, thereby allowing us to offer a complete solution from AC conversion to DC transformation and regulation at the point of load.

The applications in which these next-generation power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market, and our customers generally are global original equipment manufacturers (“OEMs”).

Our business segments are organized by key product lines:

•

Our Brick Business Unit (“BBU”) segment designs, develops, manufactures and markets modular power converters in two formats: our well-established encapsulated modules, known as bricks, and our newer line of modular power converters that incorporate our V*I Chip technology into innovative packaging, which we market as VI Brick™ modules. The BBU also designs, develops, manufactures and markets a line of “configurable” products, which are complete power supplies assembled using our modular power components. The BBU includes the operations of our Westcor™ division, which is focused only on AC-input configurable products, the operations of Vicor Custom Power™, which is our turnkey custom power solutions business, and Vicor Japan Company, Ltd. (“VJCL”), our majority-owned Japanese subsidiary.

•

Our V*I Chip Business Unit (“V*I Chip”) consists of V*I Chip Corporation, a wholly-owned subsidiary that designs, develops, manufactures and markets a range of advanced power conversion components, including those that enable our Factorized Power Architecture™ (“FPA”). In 2003, we introduced FPA, a new power system architecture based on an array of proprietary power conversion innovations building upon our long-standing leadership in the design of power conversion technologies. We believe FPA provides power system designers enhanced performance at a lower cost than can be attained with conventional power architectures. As V*I Chip modules and FPA represent innovative alternatives to such conventional products and architectures, we established a separate business unit to enable the organizational focus necessary to support early adopters of these disruptive technologies.

•

Our Picor® Business Unit (“Picor”) consists of Picor Corporation, a majority-owned subsidiary of Vicor. Picor is a fabless (i.e., it utilizes third parties to manufacture its products) designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into Vicor’s products, to be sold as a complement to our products, or for sale to third parties for separate applications. Much of the differentiation of our BBU and V*I Chip products has been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Because of the considerable design expertise embodied in this captive organization and the potential for success as a merchant vendor of an expanding portfolio of proprietary products, we established Picor as a separate business unit to enable organizational focus and to facilitate a distinct go-to-market strategy.

Our products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices to larger OEMs and their contract manufacturers. The customer applications we address include, in alphabetical order, aerospace and defense electronics, enterprise and high performance computing, industrial automation, telecommunications and networking infrastructure, test and measurement instrumentation, and vehicles and transportation.

Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, serves as a European distribution center. VLT, Inc. is our wholly-owned licensing subsidiary. VICR Securities Corporation is our wholly-owned subsidiary established to hold certain investment securities.

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. V*I Chip Corporation also is headquartered in Andover, Massachusetts. Our Westcor division has a design and assembly facility in Sunnyvale, California. VJCL, which is engaged in sales and customer support activities exclusively for the Japanese market, is located in Tokyo, Japan. Our six Vicor Custom Power locations are geographically distributed around the United States. We have customer support and engineering offices, which we call Technical Support Centers, in the United States, the United Kingdom, France, Germany, Italy, and Hong Kong, China. Picor Corporation is headquartered in North Smithfield, Rhode Island.

All of the above named entities are consolidated in the financial statements presented herein.

We were incorporated in Delaware in 1981. Shares of our Common Stock were listed on the NASDAQ National Market System in April 1990 under the ticker symbol VICR, and we completed an initial public offering of our shares in May 1991.

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

Market Background, Product Trends and Vicor Strategy

The market for power supplies and their enabling components continues to evolve in response to advancing technologies and corresponding changes in customer requirements. Similarly, we adapted our strategy to address evolving market challenges and opportunities. Many of the ongoing changes in the market, particularly in those segments in which we compete, have been characterized by improvement in product performance (e.g., power conversion efficiency), reduction in product form factor (i.e., size), and increased design flexibility (i.e., the ability of customers to address their power requirements with a broad range of alternative solutions). Product trends have been characterized by the disaggregation of the functions of power components such as DC-DC converters, thereby driving further improvement in overall power supply performance, further reduction in form factor, and greater flexibility in the way designers implement power supply solutions.

In 1984, we introduced an enhancement of the standardized, high-density power converter to the market: the fully-encapsulated brick, utilizing our ZCS/ZVS technology, in standardized dimensions of 4.6” x 2.4” x 0.5”. Our innovative, patented technology provided superior efficiency and overall performance in a small form factor, while full encapsulation provided full shielding from environmental influences and enhanced thermal performance characteristics. Such thermal performance enhancement has been critical to the differentiated performance of our power converters, as the by-product of voltage conversion is heat, which must be dissipated in order to assure the performance of the converter itself and the overall system to which it is delivering power.

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

As a part of our repositioning, we invested significantly in new product designs that emphasized low cost and flexible manufacturing, as well as the plant equipment and information technology necessary to support such low cost and flexible manufacturing, as well as shorter delivery lead times. We also modified our go-to-market strategy to emphasize serving lower volume customers requiring higher value solutions. As such, today our product portfolio is extremely broad, while our customer base and the market segments we serve are far more diverse than prior to the change in our go-to-market strategy. Our mass customization model allows us to profitably meet the specific design and volume requirements of numerous, relatively low volume customers, while avoiding the costs associated with maintaining extensive inventories of finished goods. Our decision to not pursue higher volume commodity opportunities constrained our growth during the economic recovery from 2004 into 2008, but our profitability during this period benefited from our value-added approach. We believe this approach has contributed to reduced volatility of our financial performance during the current period of economic uncertainty, as our customers rely on us for power conversion solutions they generally cannot obtain from our volume-oriented, commodity-focused competitors.

At the same time we undertook to reposition the BBU with mass customization, we announced our vision for the future of component-based power conversion: FPA and V*I Chip modules. Since our founding, our products have been based on advanced, highly-differentiated designs. Much of our intellectual property is patented or otherwise proprietary to us. However, as is typical across the information technology and electronics markets, the segments in which we have competed matured relatively quickly and became characterized by product commoditization and price competition. Given our extensive experience with power conversion technologies and our understanding of trends in both technology and our markets, we concluded the appropriate complement to maintaining our legacy business would be to seek to redefine the competitive landscape in the long-term in targeted market segments with our innovative, flexible new power distribution architecture and our next generation of advanced designs appropriate for applications requiring highly differentiated performance (i.e., conversion efficiency) and power density.

Picor is a highly complementary element of our strategy to redefine the competitive landscape in the long term. Many of the differentiated capabilities of our Brick and V*I Chip products have been a result of implementation of our power conversion innovations in proprietary semiconductor circuitry. Most notably, proprietary, highly advanced microcontroller circuits developed by Picor are found in many of our most successful switching power components. While the majority of Picor’s activities to date have involved supplying integrated circuits for internal use, Picor’s long-term strategy is to become a merchant vendor of innovative power management circuitry, whether in individual packages, multi-chip modules, or subassemblies. Picor’s product roadmap includes the development of integrated power management products targeted at lower power applications. As such, Picor’s current and planned products represent a complement to FPA and V*I Chip modules.

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

Our principal product lines are:

Bricks: Modular Power Converters

Brick DC-DC power converters are well-established as an important enabling component of conventional power systems architectures. The BBU currently offers seven families of high power density, component-level DC-DC power converters: the VI-200™, VI-J00™, MI-200™, MI-J00™, Maxi, Mini and Micro families. Designed to be mounted directly on a printed circuit board chassis using contemporary manufacturing processes, each brick family is a comprehensive set of products offered in a wide range of input voltage (10 to 425 Volts DC) and output power (10 to 600 Watts). This allows end users to select power component products appropriate to their individual applications. The product families differ in maximum power ratings, performance characteristics, package size and, in certain cases, characteristics specific to the targeted market.

All of our traditional brick modules are encapsulated with a dielectric, elastomeric, thermally conductive material, thereby providing electrical insulation, thermal conductivity, and environmental protection of the electronic circuitry.

Our Custom Module Design System™ (“CMDS”), a core component of the Vicor PowerBench™ tool suite on our website, is a proprietary system enabling our customers to specify on-line, and verify in real time, the performance and attributes of its DC-DC converters. Not merely a product configuration tool like those offered by competitors, the CMDS enables the comprehensive design of DC-DC converters in all of our established brick form factors (i.e., full, half and quarter size), using patented web-based technology. CMDS is an important element of our mass customization strategy.

The VI Brick combines the superior technical attributes of our V*I Chip technology with robust packaging offering superior thermal characteristics and facilitating a range of board mounting alternatives. VI Brick models include high current density / low voltage DC-DC converters, a wide range of highly efficient bus converters, and individual models for both regulation and transformation. We continue to focus our product development efforts within the BBU on the design of VI Brick modules, notably focusing on VI Brick implementations of V*I Chip’s innovative PFM™ and DCM™ modules.

In February 2011, we announced the introduction of the IBC048 series of VI Brick Intermediate Bus Converters, which utilize our patented Sine Amplitude Converter™ topology, the ZCS/ZVS resonant converter technology powering our V*I Chip bus converter line. Switching at approximately 10 times the frequency of competing square wave converters, our VI Bricks cut transient response time by a factor of 10, eliminating the need for external bulk capacitors, while offering double the power density and half the conversion loss of competitive devices. These products are available as drop-in replacements for industry standard eighth-brick and quarter-brick 5:1 and 4:1 intermediate bus converters. The product line includes 300, 500, 650 and 750 Watt models.

In February 2012, we added a proprietary IBC Power Simulation tool, what we believe to be an industry-first online simulation capability providing a means for power systems designers to interactively model the electrical and thermal performance of intermediate bus converters in application — specific operating conditions and thermal environments, to the Vicor PowerBench tool suite. We believe this simulation tool reduces time-consuming bench-level manual evaluation, streamlining design and development cycles. The ability to track changes across simulations with different parametric settings is intended to accelerate design optimization.

Accessory Power System Components

Accessory power system components, used with our component-level power converters, integrate other important functions of the power system, facilitating the design of complete power systems by interconnecting several modules. These other functions include input filtering, power factor correction, transient protection and AC line rectification. In general, our broad line of proprietary accessory components are used to condition and/or filter the input and output voltages of the modular power components and, therefore, represents an important complement to our converter component lines.

Examples of accessory products include our VI-HAM™ (Harmonic Attenuator Module), a universal-AC-input, power-factor-correcting front end for use with compatible DC-DC power converters, and our VI-AIM™ (AC Input Module), which provides input filtering, transient protection and rectification of the AC line.

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

Most information technology, process control, and industrial electronic products operate directly off of AC lines and, as such, require circuitry to convert AC line voltage into the required DC voltage. Our configurable AC-DC power systems, the FlatPAC™, VIPAC™ Power System, and LoPAC™ families, incorporate front-end AC-DC circuitry subassemblies, thereby providing a complete power solution from AC line input to one or more DC outputs. These configurable products are characterized by their low-profile design and are configurable in a range of sizes and outputs up to 1,500 Watts.

Many telecommunications switching, transportation and defense electronic products are powered from central DC sources (e.g., generators or banks of batteries). Our configurable DC-DC power systems, the VIPAC Array, ComPAC™, and MegaMod™ families, also are characterized by a low-profile design, including rugged, compact assemblies for chassis-mounted, bulk power applications.

Our highest power configurable product line, the MegaPAC™ family, is also among our most flexible solutions. A MegaPAC consists of a fan-cooled chassis with up to 10 slots into which are placed ConverterPAC™ modules, which incorporate our brick power conversion modules, allowing for a broad range of customer-specific configurations. The MegaPAC itself can be configured to accept either AC or DC inputs, and output power can be as high as 4,000 Watts with up to 20 outputs.

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

V*I Chip Products

We have pioneered an innovative new board level power architecture, FPA, which separates (or “factorizes”) the basic functions of DC-DC power conversion (voltage transformation, regulation, and isolation) into separate power components called V*I Chip modules. Our V*I Chip modules represent the next generation of modular power components, providing power systems designers the ability to address increasingly challenging requirements. With each new generation of microprocessor, application specific integrated circuit, and memory, the trend has been toward lower voltages, higher currents, higher speeds and more on-board voltages. System designers must contend with a range of lower voltages, improve overall power system efficiency, and deliver the solution in an ever-smaller form factor.

We believe FPA provides power system designers superior power density, conversion efficiency, transient responsiveness, noise performance, reliability, and design flexibility at a lower overall cost than attained with conventional board level power architectures. We currently offer three V*I Chip modules for implementation of FPA designs: the BCM™ (Bus Converter Module), an intermediate bus converter; the PRM® (Pre-Regulator Module), a non-isolated regulator; and the VTM® (Voltage Transformation Module), an isolated current multiplier. All three modules are offered in full (i.e., 1.1 square inch) and half (i.e., 0.57 square inch) modules.

The BCM provides an isolated, unregulated intermediate bus voltage, at efficiencies up to 96%, to power non-isolated converters at the point-of-load from a narrow range DC input. The PRM is a non-isolated regulator, operating at up to 97% efficiency, capable of both bucking (i.e., reducing) and boosting (i.e., increasing) an input voltage and providing a regulated, adjustable output voltage or “factorized bus”. VTMs are designed to meet the demands of advanced microprocessor and memory applications at the point of load with fixed ratio voltage transformation with extremely fast transient response, while providing isolation from input to output.

We have successfully deployed BCM, PRM and VTM modules in FPA implementations in several demanding application categories for which they are well suited, including high performance computing, advanced test and measurement, and defense electronics.

As addressed above in the context of its use in a VI Brick product, V*I Chip also offers the PFM, an isolated AC-DC voltage transformer, enabled by V*I Chip’s Adaptive Cell™ topology, a high frequency, soft switching technology derived from our earlier advances in ZCS/ZVS topologies. The PFM offers active power factor correction in a single stage for use in implementations of FPA or other board-level power architectures across the worldwide range of AC supply voltage levels. The PFM has dimensions of 1.92” x 1.91” x 0.37”, being approximately twice size of a full size BCM, PRM or VTM module. A complementary module under development, the FEM™ (Front End Module), provides AC current rectification and filtering, as well as transient voltage suppression, when required. We believe the extremely thin profile of the FEM-PFM solution will allow much greater flexibility and creativity in end-product design, while its differentiated performance should appeal to worldwide customers seeking to maximize the power efficiency of their own products. The PFM is indicative of our renewed commitment to the AC-DC segment of the power conversion market, and is an important element of our strategy to offer differentiated power components from the AC source to the point of load.

During the fourth quarter of 2011, we began sampling our latest V*I Chip innovation, the DCM, an isolated, regulated DC-DC voltage transformer offering very high conversion efficiency across a wide range of voltage inputs. Like the PFM, the DCM is a low profile, light weight solution enabled by our Adaptive Cell topology. We are targeting the DCM for use in demanding high voltage applications, such as electric vehicles, for which its small size, low weight, high power density, and high efficiency are especially well-suited.

The PFM and DCM modules are Vicor’s new flagship products for our vision of a far-reaching power component methodology. Across major electronic markets, requirements for power systems operating from AC- or DC-input voltages will be addressed more predictably and cost-effectively with modular components that support efficient power distribution and dense power conversion with the requisite flexibility and scalability.

Picor Products

Picor designs, develops, and markets high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into our BBU and V*I Chip modules, to be sold as a complement to our products, or for sale to third parties for separate applications. We believe Picor is competitively differentiated among vendors of power path management, filter, converter solutions targeted at a wide range of industries and applications, as our products have been designed with emphasis on high performance operation, board space savings, and reduced design complexity.

Picor’s portfolio of merchant products includes a range of Cool-ORing® full-function Active ORing solutions and discrete Active ORing controllers, as well as the QuietPower® range of output and input electromagnetic interference filters, differentiated by their small, surface mount System-in-Package (SiP) and low cost. Notable recent product introductions include the Cool-Switch® line of electronic circuit breaker, load disconnect switch solutions (launched in 2011) and the Cool-Power® module, a DC-DC converter delivering 60 Watts of output power in half the size of competitive solutions (launched in 2010). This module combines voltage transformation, output regulation and isolation in a high density, surface mount device utilizing V*I Chip assembly and packaging technology.

In 2011, Picor announced the future direction of its Cool-Power product line, which will be expanded in 2012 to include non-isolated SiP switching regulator solutions with a very high level of silicon integration, allowing for lower cost and design reuse across the product line. Picor’s proprietary switching topologies allow for very high switching frequencies that will drive differentiated performance for lower power buck, boost, and buck-boost applications.

MIL-COTS Products

We offer versions of our commercial-off-the-shelf brick converters and accessories, configurable power supplies, and V*I Chip modules meeting certain specification standards established by the U.S. Department of Defense. Such “MIL-COTS” products meet the performance and reliability requirements associated with use in harsh and demanding environments.

Sales and Marketing

In 2011, we reorganized our Sales and Marketing organization, consolidating management at the corporate level and employing new professionals to lead our newly unified go-to-market strategy and expanded marketing communications effort. This unified go-to-market strategy is focused on certain defined market segments that are the responsibility of our newly formed Business Creation Teams (“BCTs”). Each BCT is focused on the requirements of customers in specific market segments and consists of product marketing, applications engineering, field application engineering, and regional sales personnel.

Specific sales activities are managed by a staff of Area Sales Directors, Regional and National Account Sales Managers, and sales personnel in the following locations: our world headquarters in Andover, Massachusetts; a Technical Support Center in Lombard, Illinois; our Westcor division in Sunnyvale, California; Vicor Custom Power locations in Cedar Park (Austin), Texas, Milwaukie (Portland), Oregon, and Oceanside (San Diego), California; our subsidiary in Tokyo, Japan; and our Technical Support Centers in Munich, Germany, Camberley, Surrey, England, Milan, Italy, Paris, France, and Hong Kong, China.

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

In 2011, we also announced the adoption of a multi-tiered distribution model. We traditionally have sold our products in North America and South America through a network of independent sales representative organizations and in other areas of the world through independent non-stocking distributors. We announced a stocking distribution relationship with Future Electronics Incorporated in June 2011 and with Digi-Key Corporation in January 2012. While initial dollar and unit volumes sold through these distributors are small to date, we anticipate these relationships will become meaningful contributors to our long-term revenue growth.

In 2010, we introduced an electronic commerce capability through our website, www.vicorpower.com. Registered customers in the U.S., Canada and certain European countries are now able to purchase prototype quantities of selected products online. We intend to expand our online capability in the near future to include customers from other countries.

We also sell directly to customers through Vicor Express™, an in-house distribution group. Through advertising and periodic mailing of its catalogs, Vicor Express generally offers customers rapid delivery on small quantities of certain standard products. Through Vicor B.V., Vicor Express operates in Germany, France, Italy and England.

We generally warrant our products for a period of two years.

Applications and Customers

The applications in which our power conversion and power management products are used are in the higher-performance, higher-power segments of the power systems market. Our products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices to global OEMs and their contract manufacturers. Industries served include aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation markets.

During 2011, one customer (AcBel Polytech, Inc.) accounted for approximately 14.9% of net revenues. For the year ended December 31, 2010, two customers accounted for approximately 12.3% and 11.5% of net revenues, respectively. For the year ended December 31, 2009, no single customer accounted for more than 10% of our net revenues.

International sales, as a percentage of total net revenues, were approximately 57% in 2011, 49% in 2010, and 41% in 2009, respectively.

Backlog

As of December 31, 2011, we had a backlog of approximately $54,200,000 compared to $78,900,000 on December 31, 2010. Backlog is comprised of orders for products for which shipment is scheduled within the next 12 months. A portion of our sales in any quarter is, and will continue to be, derived from orders booked in the same quarter.

Research and Development

As a basic element of our long-term strategy, we are committed to the continued advancement of power conversion technology and power component product development. We invested approximately $39,000,000, $36,000,000, and $31,600,000 in research and development in 2011, 2010, and 2009, respectively. Investment in research and development represented approximately 15.4%, 14.4%, and 16.0% of net revenues in 2011, 2010, and 2009, respectively. We intend to continue to invest a significant percentage of revenues in research and development activities.

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

Product quality and reliability are critical to our success and, as such, we emphasize quality and reliability in our design and manufacturing activities. We follow industry best practices in manufacturing and are compliant with ISO 9001 certification standards (as set forth by the International Organization for Standardization). Our quality assurance practices include rigorous testing and, as necessary, burn-in of our products using automated equipment.

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

Picor and, to a lesser extent, V*I Chip compete with suppliers of integrated circuits for power conversion applications, many of which have significantly greater financial and marketing resources and longer operating histories. We believe Picor is developing a strong competitive position based on innovative semiconductor design and SiP packaging. Based on Picor’s expanding product roadmap, we anticipate Picor will experience more direct competition with these larger suppliers, as we target their customers with our increasingly silicon-centric power conversion solutions.

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

We have been issued 109 patents in the United States (which expire between 2012 and 2029). We also have a number of patent applications pending in the United States, Europe and the Far East. We intend to vigorously protect our rights under these patents. Although we believe patents are an effective way of protecting our technology, there can be no assurances that our patents will prove to be enforceable.

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

Employees

As of December 31, 2011, we had 1,017 full time employees and 28 part time employees.

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

•	our ability to provide and maintain a high level of support to an increasing number of large, high volume customers;

•	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

•	changes in order lead times and our “turns” volumes (i.e., the volumes of purchase orders received and shipped within an individual quarter);

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities at efficient levels, maintaining production capacity and manufacturing yields;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

As a result of these and other factors, we cannot assure you that we will not experience significant fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of investors, the market price of our Common Stock may decline.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the recent unprecedented volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	actual or anticipated fluctuations in our operating performance;

•	the performance and prospects of our major customers;

•	announcements by us or our competitors of significant new products, technical innovations or litigation;

•	investor perception of our company and the industry in which we operate;

•	the absence of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our Common Stock;

•	the uncertainty of the declaration and payment of future cash dividends on our Common Stock; and

•	the concentration of ownership of our Common Stock by Dr. Vinciarelli, our Chairman of the Board, Chief Executive Officer, and President.

Public stock markets have recently experienced extreme price and trading volume volatility. This volatility significantly and negatively affected the market prices of securities of many technology companies, including the market price of our Common Stock in late 2008, early 2009, and again in the second half of 2011. The return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our Common Stock for indefinite periods. In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to certain categories of investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. Dr. Vinciarelli owned, as of December 31, 2011, 9,675,480 shares of our Common Stock, as well as 11,023,648 shares of our Class B Common Stock (convertible on a one-for-one basis into Common Stock), together representing 50.5% of total issued and outstanding shares. Certain institutional investors have been long-term owners of our Common Stock and held in aggregate, as of September 30, 2011 (the most recent reporting date for institutional holders), over 15% of our issued and outstanding shares. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which can negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

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

Dr. Vinciarelli owns 93.7% of our issued and outstanding Class B shares, which possess 10 votes per share. (Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of Class B shares issued and outstanding.) As such, Dr. Vinciarelli, controlling in aggregate 81.3% of share voting power, has effective control of the governance of the Company.

The ongoing disruptions in the global economy, as well as continued uncertainty in global financial markets, could materially and adversely affect our business and consolidated operating results.

Global economic conditions remain uncertain. Further disruption and deterioration in inter-related global economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

The ongoing European debt crisis and related financial restructuring efforts have contributed to the instability of global financial markets and regional economies. The debt crisis in Europe could cause further deterioration of the value of the Euro relative to the U.S. dollar, thus reducing the purchasing power of our European customers. If a European economic recession occurs in 2012, we could experience a significant decline in revenue and profitability, as European activities represented over one third of our international revenue in 2011.

China recently has experienced a deceleration of its rapid rise to be the world’s second largest economy. While robust, high single-digit growth is expected for China’s economy in 2012, this expectation does not take into consideration the impact of a European recession on China’s export activity. Also, certain industrial sectors may experience further slowing of growth or actual contraction, as the Chinese government shifts priorities to meet state objectives. Such shifts or continued deceleration of Chinese economic growth may have a material and adverse affect on our revenue and profitability in the Asia-Pacific region, which represented, exclusive of Japan, approximately one half of our international revenue in 2011.

VJCL, which serves Japan exclusively and represented less than 10% of our international revenue in 2011, experienced relatively stable performance for the year, despite poor domestic economic conditions and the natural disasters of March 2011. While the Japanese economy has structural weaknesses, it is expected to expand slightly in 2012, despite the global risks to its export-oriented economy. However, recession in Europe, further deterioration of the Euro relative to the Yen, or reduced export demand from China could have a material and adverse affect on our revenue and profitability in Japan.

Any of these inter-related conditions and circumstances individually, or in combination, could materially and adversely affect our business and operating results.

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

Our future success increasingly depends upon our ability to develop and market differentiated, leading-edge power conversion products for larger customers, potentially contributing to lengthy product development and sales cycles that may result in significant expenditures before revenues are generated. Our future operating results are dependent on the growth in such customers’ businesses and on our ability to profitably develop and deliver products meeting customer requirements.

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

Our future success depends substantially upon customer acceptance of our innovative products. As we have been in the early stages of market penetration for these products, we have experienced lengthy periods during which we have focused our product development efforts on the specific requirements of a limited number of large customers, followed by further periods of delay before meaningful purchase orders are received. These lengthy development and sales cycle times increase the possibility a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result, we may incur significant product development expenses, as well as significant sales and marketing expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

We are shifting our market strategy to focus on larger opportunities with global manufacturers. Our growth is therefore dependent on the growth in the sales of these customers’ products as well as their own development of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or successfully identify and enter new markets, our results of operations and financial position could be negatively impacted. We cannot assure you the markets we serve will grow in the future, our existing and new products will meet the requirements of these markets, or we can maintain adequate gross margins or profits in these markets.

Further reductions of spending by the U.S. Department of Defense or a pronounced shift in the nature of such spending may negatively influence our operating results.

Customers in the defense electronics segment have contributed a meaningful portion of the BBU’s revenue to date. Such revenues represented approximately 29% of BBU revenue in 2011, down from approximately 37% in 2010. Defense electronics customers have represented the majority of revenue for Vicor Custom Power, which designs and manufactures sophisticated power solutions for primarily C4I (Command, Control, Communications, Computing, and Intelligence) applications. Recent reductions in Department of Defense spending, particularly those associated with reduced troop deployment in Iraq, have resulted in declines in orders and revenue from certain defense contractors. As the Department of Defense re-prioritizes spending to address both current requirements and federal budget constraints, we may experience further declines in orders and revenue from defense contractors.

Customers in defense electronics typically place orders with us based on the requirements of certain platform programs that may continue over several years, and the conclusion or termination of such programs may negatively influence our operating results. Two such programs, cumulatively representing approximately $8 million and $28 million of revenue for Vicor Custom Power in 2011 and 2010, respectively, were substantially concluded by the first quarter of 2011. While we currently do not have any single program approaching the magnitude of these two programs, our operating results may be negatively impacted by the termination of any program by the Department of Defense.

Our operating results recently have been influenced by a limited number of customers, and our future results may be similarly influenced.

Since it was established, our V*I Chip subsidiary has derived a substantial portion of its revenue from one customer, whether through sales directly to the customer or indirectly to the customer’s contract manufacturers. Similarly, our Picor subsidiary has derived a substantial portion of its third-party revenue from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered by these subsidiaries, and their targeting of market leading innovators as initial customers. Our new sales and marketing strategy is, in part, focused on accelerating the adoption of V*I Chip and Picor products by a diversified customer base across a number of identified market segments. However, we cannot assure you our new strategy will be successful and such diversification of customers will be achieved.

Growth in the V*I Chip segment and the Vicor Custom Power business within the BBU over the last several years has come from either a limited number of customers or from a limited number of significant customer programs. A decline in or deferral of demand from one or several of these large customers or the discontinuation of certain programs, or declines in our other end-user markets in general, could have a material adverse impact on our results of operations. Vicor Custom Power experienced a significant revenue decrease in 2011 due to the completion of two major programs in the first part of 2011. In addition, several large V*I Chip customers, due to uncertain conditions in their own businesses, deferred placing purchase orders with us or deferred delivery of scheduled product shipments during 2011. As a result, we incurred additional costs associated with managing our inventory levels and scheduling our production activity.

We rely on third-party vendors and subcontractors for supply of components and assemblies and, therefore, cannot control the availability or quality of such components and assemblies.

We depend on third party vendors and subcontractors to supply components and assemblies used in our products, some of which are supplied by a single vendor. In the third and fourth quarters of 2011, we experienced shortages of certain semiconductor components, supplied by a single vendor, and incurred additional and unexpected costs to address the shortages, while experiencing delays in production and shipping. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to grow, we likely will need to identify and qualify new suppliers and subcontractors to supplant or replace existing suppliers and subcontractors. This may cause disruptions in production, delays in shipping, or increases in prices paid to third-parties.

We may not be able to procure necessary key components for our products, or we may purchase excess raw material inventory or unusable inventory, possibly impacting our operating results.

The power systems industry, and the electronics industry as a whole, can be subject to pronounced business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of raw materials and components to match production schedules and customer delivery requirements. Many of our products, notably V*I Chip modules and Picor components, require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During periods of demand growth, key materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient materials and components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain raw materials and components. Such increased inventory levels may increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets, leading to order cancellation. If we purchase excess inventory or determine certain inventory is unusable, we may have to record additional inventory reserves or write-off the unneeded inventory, which could have a material adverse effect on our gross margins and on our operating results.

Our revenues and profits may not increase enough to offset the expense of additional production capacity.

We have made significant additions to our manufacturing equipment and capacity over the past several years, including equipment for both our new V*I Chip products and for BBU products. During 2010 and 2011, we added equipment to the V*I Chip production lines that more than doubled production capacity. We have also replaced certain equipment and added new, more efficient equipment for certain processes on the BBU production lines. If overall revenue levels do not increase enough to offset the increased fixed costs, or if there is deterioration in our overall business, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time, resulting in impairment charges that could have a material adverse effect on our financial position and results of operations.

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

For the years ended December 31, 2011, 2010 and 2009, our net revenues from sales outside the United States were 57%, 49%, and 41%, respectively, of the Company’s total net revenues. We expect international sales will continue to be a significant component of total sales, since many of the global manufacturers we target as customers increasingly utilize offshore contract manufacturers and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to increase.

While our currency risks are limited, as our sales are denominated in dollars worldwide, with the exception of Japan, our international activities expose us to special risks including, but not limited to, regulatory requirements, economic and political instability, transportation delays, foreign currency controls and market fluctuations, trade barriers and tariffs, and foreign exchange rates. In addition, our international customers’ business may be negatively affected by the ongoing crisis in the global credit and financial markets. Sudden or unexpected changes in the foregoing could have a material adverse effect on our operating results.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse affect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been and may need to continue to defend or challenge patents. We have incurred and expect to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our operating results and financial position.

We may face intellectual property infringement claims that could be costly to resolve.

The power supply industry is characterized by vigorous protection and pursuit of intellectual property rights. We may in the future receive communications from third parties asserting that our products or manufacturing processes infringe on a third party’s patent or other intellectual property rights. In January 2011, we were named in a complaint for patent infringement filed by SynQor, Inc. (see Part I — Item 3 — Legal Proceedings). In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced to either redesign or stop production of products incorporating that technology, and our operating results could be materially and adversely affected. In addition, litigation may be necessary to defend us against claims of infringement, and this litigation could be costly and divert the attention of key personnel. An adverse outcome in these types of matters could have a material adverse impact on our operating results and financial condition.

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

Disruption of our information technology infrastructure could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives, particularly our computer-integrated manufacturing processes that control all aspects of our operations in our manufacturing facility in Andover, Massachusetts. If a problem occurs impairing this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. While we carry business interruption insurance that would mitigate losses to an extent, such insurance may be insufficient to compensate us for the potentially significant losses. Any such events, if prolonged, could have a material and adverse effect on our operating results and financial condition.

Our computing and communications systems are designed to protect us from network disruptions and security breaches. However, we are subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or malicious hacking, sabotage, acts of vandalism by third parties, or terrorism. Our security measures or those of our third party service providers may not detect or prevent such network disruptions or security breaches. Any such compromise of our systems security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could have a material and adverse affect on our operating results and financial condition, as well as significantly harm our business.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and to continuously improve and remediate internal controls over financial reporting.

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

None.

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

All other domestic and foreign facilities are leased from third-party lessors on arms’ length terms.

ITEM 3.	LEGAL PROCEEDINGS

As disclosed in prior filings, on January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and us in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by us on January 26, 2011 in U.S. District Court for the District of Massachusetts, in which we sought a declaratory judgment that our bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to us, SynQor’s complaint alleges our products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining us from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, we withdrew our Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injuction against us. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against us contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“ ‘290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that our products, including but not limited to our unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, we filed an answer and counterclaims to SynQor’s amended complaint, in which we allege the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seek damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against us. We do not believe any of our products, including our unregulated bus converters, infringe any valid claim of the SynQor patents, either alone or when used in an intermediate bus architecture implementation. We believe SynQor’s claims lack merit and, therefore, we continue to vigorously defend ourselves against SynQor’s patent infringement allegations.

During the third quarter of 2009, we entered into a release and settlement agreement with a vendor over alleged product performance issues with certain products the vendor had sold to us. We received a payment of $750,000 in consideration for the settlement, which is recorded in “Gain from litigation-related and other settlements, net” in the accompanying Consolidated Statement of Operations.

On February 22, 2007, we announced an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against us in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, we paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by our insurance carriers. Accordingly, we recorded a net loss of $37,200,000 from the litigation-related settlements in the fourth quarter of 2006. We have been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of us in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to us, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (the “Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007 through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment yet has been entered by the court as of December 31, 2011 and therefore no amounts are reflected in the accompanying consolidated financial statements.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market for the periods indicated:

2011	High	Low
First Quarter	$17.58	$14.05
Second Quarter	17.40	14.81
Third Quarter	16.74	8.15
Fourth Quarter	10.69	7.00

2010	High	Low
First Quarter	$14.31	$7.98
Second Quarter	16.24	10.87
Third Quarter	16.35	11.98
Fourth Quarter	19.50	14.65

As of February 29, 2012, there were 217 holders of record of our Common Stock and 16 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

Dividend Policy

We do not have a policy mandating the declaration of dividends at any particular time or on a regular basis. Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements, the recommendation of our management, and any other factors the Board of Directors may consider relevant.

On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s Common Stock. The total dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.

From time to time, excess cash held at the subsidiary level is transferred to the Company via cash dividends declared by the subsidiary. Because we own less than 100% of the common stock of certain subsidiaries, such subsidiary dividends can result in payments to outside shareholders of those subsidiaries. During the year ended December 31, 2011, two subsidiaries paid a total of $2,000,000 in cash dividends, of which $1,310,000 was paid to the Company and $690,000 was paid to outside shareholders (i.e., paid to certain subsidiary employees who own common stock in the subsidiary). During the year ended December 31, 2010, three subsidiaries paid a total of $5,457,000 in cash dividends, of which $4,905,000 was paid to the Company and $552,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2011	—	$—	—	$8,541,000
November 1 — 30, 2011	—	$—	—	$8,541,000
December 1 — 31, 2011	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2011.

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of the Company’s Common Stock, the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, and the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $200,000,000 and $1,000,000,000.

The graph assumes an investment of $100 on December 31, 2006, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index

and S&P SmallCap 600 Index

	2006	2007	2008	2009	2010	2011
Vicor Corporation	$100.00	$144.25	$62.85	$88.43	$158.95	$78.17
S&P 500 Index	$100.00	$105.50	$66.45	$84.04	$96.71	$98.75
S&P SmallCap 600 Index	$100.00	$99.70	$68.72	$86.29	$109.00	$110.10

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2011, 2010, and 2009, and with respect to our balance sheets as of December 31, 2011 and 2010, are derived from our Consolidated Financial Statements, which appear elsewhere in this report and which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2008 and 2007, and with respect to our balance sheets as of December 31, 2009, 2008 and 2007 are derived from our Consolidated Financial Statements, which are not included herein.

	Year Ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net revenues	$252,968	$250,733	$197,959	$205,368	$195,827
Income (loss) from operations	13,686	29,122	4,773	(1,142)	1,071
Consolidated net income (loss)	9,309	33,539	4,093	(1,778)	5,874
Net income attributable to noncontrolling interest	466	214	1,295	1,817	539
Net income (loss) attributable to Vicor Corporation	8,843	33,325	2,798	(3,595)	5,335
Net income (loss) per share — basic and diluted attributable to Vicor Corporation	0.21	0.80	0.07	(0.09)	0.13
Weighted average shares — basic	41,797	41,700	41,665	41,651	41,597
Weighted average shares — diluted	41,856	41,772	41,671	41,651	41,687
Cash dividends per share	$0.15	$0.30	$—	$0.30	$0.30

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
	(In thousands)
Working capital	$124,386	$105,454	$74,791	$65,297	$114,924
Total assets	208,141	204,912	180,577	171,922	192,458
Total liabilities	23,431	25,900	24,511	20,496	23,978
Total equity	184,710	179,012	156,066	151,426	168,480

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, manufacture and market modular power components and complete power systems based upon a portfolio of patented technologies. We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market, including aerospace and defense electronics, enterprise and high performance computing, industrial equipment and automation, telecommunications and network infrastructure, and vehicles and transportation. On June 22, 2011, we announced the adoption of a multi-tiered distribution model, consisting of direct sales, regional manufacturers’ representatives in North and South America, and a distribution partnership with Future Electronics Incorporated, a leading electronic components distributor. In January 2012, we announced a similar distribution arrangement with Digi-Key Corporation, a leading Internet-based electronic components distributor. Revenues to date under these new arrangements have not been material. We will continue to utilize independent distributors to serve international markets. Export sales as a percentage of total revenues were approximately 57% in 2011, 49% in 2010 and 41% in 2009, respectively.

We have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets our modular power converters and configurable products, and also includes the operations of our Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of VJCL. The V*I Chip segment includes V*I Chip Corporation, which designs, develops, manufactures and markets our FPA products. The V*I Chip segment also includes the V*I Chip business conducted through VJCL.

Picor designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to be sold to third parties for separate applications.

For the year ended December 31, 2011, revenues increased 0.9% to $252,968,000 from $250,733,000 in 2010. Gross margin decreased to $106,694,000 from $114,520,000 in 2010. Gross margin, as a percentage of revenue, decreased to 42.2% in 2011 from 45.7% in 2010. We reported net income in 2011 of $8,843,000 as compared to $33,325,000 in 2010, and a diluted income per share of $0.21 in 2011, as compared to a diluted income per share of $0.80 in 2010. The decrease in gross margin (dollars and percentage) was primarily due to a shift in product mix to a higher proportion of lower-margin V*I Chip products, along with lower volumes of higher-margin BBU component products and Vicor Custom Power products. During the third and fourth quarters of 2010, respectively, the Company recorded non-recurring, non-cash tax benefits of $5,158,000, or approximately $0.12 per diluted share, and $1,159,000, or approximately $0.03 per diluted share, respectively, due to the release of portions of its deferred tax valuation allowance (See Note 14).

Backlog, representing the total of purchase orders received for which product has not yet been shipped, was approximately $54,200,000 at the end of 2011 as compared to $78,900,000 at the end of 2010.

Operating expenses for 2011 increased $7,610,000, or 8.9%, to $93,008,000 from $85,398,000 in 2010, due to increases in selling, general and administrative expenses of $4,624,000 and research and development expenses of $2,986,000. The key increases in selling, general and administrative expenses were compensation expenses of $3,212,000, legal fees of $1,910,000, outside services of $608,000, travel expenses of $324,000, and depreciation and amortization of $185,000, partially offset by decreases in commissions expense of $974,000, advertising expenses $664,000, and audit and tax fees of $161,000. The key increases in research and development expenses were compensation expenses of $2,604,000, project and pre-production materials of $365,000, depreciation and amortization of $256,000, deferred costs of $217,000, and computer expenses of $119,000, partially offset by decreases in outside services of $447,000, supplies expenses of $154,000, and employment recruiting of $117,000.

“Other income, net” decreased $151,000 to $346,000 in 2011 from $497,000 in 2010. The primary reasons for the decline were decreases in gains on disposal of equipment of $227,000, interest income of $183,000, and an increase in foreign currency losses of $168,000, partially offset by an increase in credit gains on available for sale securities of $448,000.

In 2011, depreciation and amortization totaled $11,005,000 and capital additions were $7,466,000, compared to $10,222,000 and $12,103,000, respectively, for 2010.

Inventories increased by approximately $263,000, or 0.7%, to $35,752,000 at the end of 2011 as compared to $35,489,000 at the end of 2010. The increase was primarily due to increases in V*I Chip and Picor inventories of approximately $1,069,000 and $127,000, respectively, partially offset by a decrease in BBU inventories of approximately $933,000.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Gross margin	42.2%	45.7%	44.2%
Selling, general and administrative expenses	21.4%	19.7%	24.2%
Research and development expenses	15.4%	14.4%	16.0%
Income before income taxes	5.5%	11.8%	2.8%

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

Inventories

We employ a variety of methodologies to estimate allowances for its inventory for estimated obsolescence or unmarketable inventory, based upon its known backlog and historical usage, and assumptions about future demand and market conditions. For BBU products produced at our Andover facility, our principal manufacturing location, the model used is based upon a comparison of on-hand quantities to projected demand, such that amounts of inventory on hand in excess of a three-year projected usage are fully reserved. Since V*I Chip and Picor products are still at a relatively early stage, a one-year projected usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible that actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

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

Long-Term Investments

Our long-term investments are classified as either trading or available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors reported in “Accumulated other comprehensive (loss) income,” a component of Total Equity. In determining the amount of credit loss, we compare the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risks probabilities and changes in credit ratings as significant inputs, among other factors. Trading securities are carried at fair value, with unrealized gains and losses recognized through the consolidated statement of operations each reporting period. We periodically evaluate if an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. We consider a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.

As of December 31, 2011, we held par value of $9,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by us traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

As of December 31, 2011, we held auction rate securities that had experienced failed auctions totaling $9,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The majority of the Failed Auction Securities held by us were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. We are not aware of any reason to believe any of the issuers of the Failed Auction Securities held by us are presently at risk of default. Through December 31, 2011, we have continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. We believe that all of our auction rate security investments will ultimately be liquidated without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led us to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, we have continued to classify the Failed Auction Securities as long-term as of December 31, 2011.

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

As of December 31, 2011, we had a remaining valuation allowance of approximately $9,736,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relates to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. We assess the need for the valuation allowance on a quarterly basis. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. In addition, the assessment of the valuation allowance requires us to make estimates of future taxable income and to estimate reversals of temporary differences. Changes in the assumptions or other circumstances may require additional valuation allowances if actual reversals of temporary differences differ from those estimates. If and when we determine the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

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

Contingencies

From time to time, we receive notices of product failure claims, infringement of patent or other intellectual property rights of others or for other claims. In fact, we were named in a complaint for patent infringement filed by SynQor, Inc. in January 2011 (see Part I—Item 3—Legal Proceedings) that is ongoing. We assess each matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a loss. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

Year ended December 31, 2011 compared to Year ended December 31, 2010

Net revenues for fiscal 2011 were $252,968,000, an increase of $2,235,000 or 0.9%, as compared to $250,733,000 for fiscal 2010.

The components of revenue for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$194,830	$217,018	$(22,188)	(10.2)%
V*I Chip	52,271	28,972	23,299	80.4%
Picor	5,867	4,743	1,124	23.7%

Total	$252,968	$250,733	$2,235	0.9%

The decrease in BBU revenues is attributed to a decrease in Vicor Custom Power revenue of approximately $18,646,000, due to a decrease in defense electronics bookings and the completion of two major programs in the first part of 2011. In addition, BBU component revenues decreased by approximately $4,039,000, which was partially offset by an increase in VJCL revenues of approximately $2,334,000. The increases in V*I Chip and Picor revenues were driven by strong bookings from their lead customer, particularly in the third quarter of 2010 and the first quarter of 2011. Revenue growth for both V*I Chip and Picor is expected to decline in 2012. Overall orders for fiscal year 2011 decreased by 16.1% compared to 2010. This decrease was caused by decreases in BBU, V*I Chip, and Picor orders during the period of 18.8%, 2.0% and 25.9%, respectively.

Gross margin for fiscal 2011 decreased $7,826,000, or 6.8%, to $106,694,000 from $114,520,000 in 2010. Gross margin as a percentage of net revenues decreased to 42.2% in fiscal 2011 from 45.7% in fiscal 2010. The primary component of the decrease in gross margin (dollars and percentage) was primarily due to a shift in product mix to a higher proportion of lower-margin V*I Chip products, along with lower volumes of higher-margin BBU component products and Vicor Custom Power products.

Income (loss) from operations by segment for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2011	2010	$	%
BBU	$31,938	$55,619	$(23,681)	(42.6)%
V*I Chip	(16,294)	(24,565)	8,271	33.7%
Picor	(1,239)	(1,282)	43	3.4%

The decrease in BBU operating profit in 2011 compared to 2010 was due to a decrease in revenues and a related decrease in gross margin, as well as an increase in operating expenses. The decrease in V*I Chip operating loss in 2011 compared to 2010 was due to the increase in revenues and related improvement in gross margins, partially offset by an increase in operating expenses. The cash needs for each segment are primarily for working capital and capital expenditures. Positive cash flow from BBU has historically funded and is expected to continue to fund V*I Chip operations and the purchase of equipment for V*I Chip for the foreseeable future.

Selling, general and administrative expenses were $54,041,000 for 2011, an increase of $4,624,000, or 9.4%, as compared to $49,417,000 for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses increased to 21.4% in 2011 from 19.7% in 2010.

The components of the $4,624,000 increase in selling, general, and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$3,212	12.2	%(1)
Legal fees	1,910	251.9	%(2)
Outside services	608	39.8	%(3)
Travel expenses	324	17.0	%(4)
Depreciation and amortization	185	5.7%
Employment recruiting	144	48.8%
Commissions expense	(974)	(14.3	)%(5)
Advertising expenses	(664)	(22.8	)%(6)
Audit and tax fees	(161)	(10.8)%
Computer expenses	(159)	(13.8)%
Other, net	199	6.7%

	$4,624	9.4%

(1)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, an increase in fringe benefit expense due to increases in premiums for employee health benefits, and additional stock-based compensation expense related to Picor stock options.

(2)	Increase in legal fees due to a patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 15 of the Consolidated Financial Statement for discussion of this matter.

(3)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.

(4)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel.

(5)	Decrease primarily attributed to the decrease in net revenues subject to commissions, in particular due to an increase in international revenues, which are generally not subject to commissions.

(6)	Decrease primarily due to decreases in sales support expenses, direct mailings and advertising in trade publications.

Research and development expenses increased $2,986,000, or 8.3%, to $38,967,000 in 2011 from $35,981,000 in 2010. As a percentage of net revenues, research and development increased to 15.4% in 2011 from 14.4% in 2010.

The components of the $2,986,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$2,604	10.4	%(1)
Project and pre-production materials	365	11.1	%(2)
Depreciation and amortization	256	16.4	%(3)
Deferred costs	217	55.2	%(4)
Computer expenses	119	56.2%
Outside services/subcontract labor	(447)	(25.4	)%(5)
Supplies expenses	(154)	(17.7)%
Employment recruiting	(117)	(56.8)%
Other, net	143	4.0%

	$2,986	8.3%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip, annual compensation adjustments in May 2011, an increase in fringe expense due to increases in premiums for employee health benefits, and additional stock-based compensation expense related to Picor stock options.

(2)	Increase primarily attributed to an increase in materials used in the development of V*I Chip and Picor products.

(3)	Increase primarily attributed to additions of engineering equipment over the past several quarters for the BBU and V*I Chip.

(4)	Increase primarily attributed to a decrease, as compared to the prior year, in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(5)	Decrease attributable to decreased use of outside services due to decreased activities at one of the Vicor Custom subsidiaries.

The major changes in the components of “Other income, net” for the years ended December 31 were as follows (in thousands):

	2011	2010	Increase (decrease)
Interest income	$259	$442	$(183)
Unrealized gain on trading securities	—	970	(970)
Unrealized loss on auction rate securities rights	—	(962)	962
Credit gains (losses) on available for sale securities	302	(146)	448
Foreign currency losses, net	(326)	(158)	(168)
Gain on disposal of equipment	22	249	(227)
Other	89	102	(13)

	$346	$497	$(151)

Pursuant to a settlement agreement reached with UBS AG in 2008, the Company’s then-remaining par value of $8,600,000 of auction rate securities held by UBS were purchased by UBS at par value on June 30, 2010. The unrealized gain and (loss) on the Company’s auction rate securities and associated rights for the quarter ended June 30, 2010, resulted from this sale and the termination of the associated rights. Because the Company recorded, for the quarter ended March 31, 2010, an income statement gain of $4,000, representing the net of the decrease in estimated value of the auction rate securities held by UBS and the increase in the estimated value of the associated rights, the Company recognized no net loss on the sale of the auction rate securities to UBS. The increase in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $9,975,000 of auction rate securities during the year ended December 31, 2011, for which credit losses had previously been recorded. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments, lower balances on auction rate securities earning higher penalty rates, as well as a general decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.

Income before income taxes was $14,032,000 in 2011 compared to $29,619,000 in 2010.

The provision (benefit) for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2011	2010
Provision (benefit) for income taxes	$4,723	$(3,920)
Effective income tax rate	33.7%	(13.2%)

Compared to 2010, the provision for income taxes and the effective tax rate increased in 2011 due to the complete utilization of remaining Federal, foreign, and a significant portion of remaining state, net operating loss carryforwards through the end of 2010, which lowered the income tax provision and effective tax rate in 2010. During the third and fourth quarters of 2010, the Company recorded non-recurring, non-cash benefits of $5,158,000 and $1,159,000, respectively, due to releasing a portion of its deferred tax valuation allowance. See Note 14 of the Consolidated Financial Statements for a discussion of the accounting for the tax benefit, deferred tax assets and deferred tax valuation allowances.

Net income of noncontrolling interest increased by $252,000 in 2011 to $466,000 as compared to $214,000 in 2010. This was due to higher net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries and VJCL).

Basic and diluted income per share attributable to Vicor Corporation was $0.21 for the year ended December 31, 2011 as compared to $0.80 for the year ended December 31, 2010.

Year ended December 31, 2010 compared to Year ended December 31, 2009

Net revenues for fiscal 2010 were $250,733,000, an increase of $52,774,000 or 26.7%, as compared to $197,959,000 for the same period in 2009.

The components of revenue for the years ended were as follows (dollars in thousands):

			Increase (decrease)
	2010	2009	$	%
BBU	$217,018	$186,980	$30,038	16.1%
V*I Chip	28,972	8,960	20,012	223.3%
Picor	4,743	2,019	2,724	134.9%

Total	$250,733	$197,959	$52,774	26.7%

Overall orders for fiscal year 2010 increased by 33.5% compared with 2009. This increase was caused by increases in BBU, V*I Chip, and Picor orders during the period of 18.3%, 197.1%, and 174.5%, respectively.

Gross margin for fiscal 2010 increased $26,926,000, or 30.7%, to $114,520,000 from $87,594,000 in 2009. Gross margin as a percentage of revenues in 2010 increased to 45.7% from 44.2% compared to 2009. The primary components of the increase in gross margin dollars and percentage were the increase in net revenues and lower BBU Andover and V*I Chip per unit productions costs.

Income (loss) from operations by segment for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2010	2009	$	%
BBU	$55,619	$29,173	$26,446	90.7%
V*I Chip	(24,565)	(22,642)	(1,923)	(8.5)%
Picor	(1,282)	(4,265)	2,983	69.9%

The increase in BBU operating profit and decrease in Picor operating loss in 2010 compared to 2009 was primarily due to the increase in revenues and related improvement in gross margins for each segment. The increase in V*I Chip operating loss in 2010 compared to 2009 was primarily due to an increase in research and development expense. Overall gross margin for V*I Chip was negative in both 2010 and 2009.

Selling, general and administrative expenses were $49,417,000 for 2010, an increase of $1,485,000, or 3.1%, as compared to $47,932,000 for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses decreased to 19.7% from 24.2%, due to the increase in net revenues.

The components of the $1,485,000 increase in selling, general, and administrative expenses were as follows (in thousands):

	Increase (decrease)
Commissions expense	$543	8.6	%(1)
Advertising expenses	465	19.0	%(2)
Outside services	237	23.1	%(3)
Travel expenses	185	10.8	%(4)
Employment advertising and recruiting	136	111.4	%(5)
Facilities expense	114	8.6%
Telephone	98	9.9%
Audit and tax fees	64	5.1%
Legal fees	(302)	(28.5	)%(6)
Depreciation and amortization	(167)	(4.9	)%(7)
Other, net	112	0.4%

	$1,485	3.1%

(1)	Increase primarily attributed to the increase in net revenues, subject to changes in the mix of revenues subject to commissions.

(2)	Increase primarily attributed to the increase trade publication advertising and increased participation in trade shows, primarily by V*I Chip.

(3)	Increase primarily attributed to the outsourcing of certain information technology functions that were performed in-house in prior periods.

(4)	Represents an overall increase in travel across all business units.

(5)	Increase due to increase in recruiting costs for newly hired personnel.

(6)	Decrease primarily attributed to a decrease in activity associated with the Company’s litigation brought against certain of its insurance carriers with respect to the Ericsson, Inc. settlement of product liability litigation in 2010 as compared to 2009.

(7)	Decrease due to certain fixed assets becoming fully depreciated during 2010.

Research and development expenses increased $4,345,000, or 13.7%, to $35,981,000 in 2010 from $31,636,000 in 2009. As a percentage of net revenues, research and development decreased to 14.4% from 16.0%, due to the increase in net revenues.

The components of the $4,345,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$2,101	8.8	%(1)
Outside services/subcontract labor	787	98.1	%(2)
Deferred costs	454	53.6	%(3)
Project and pre-production materials	328	11.3	%(4)
Facilities expenses	152	8.8%
Employment recruiting	117	132.3	%(5)
Depreciation and amortization	110	7.6%
Set-up and tooling charges	100	47.1%
Other, net	196	13.2%

	$4,345	13.7%

(1)	Increase primarily attributed to an increase in research and development personnel for the BBU and V*I Chip business units, annual compensation adjustments in May 2010, and an increase in fringe expense due to increase in premiums for employee health benefits.

(2)	Increase primarily attributed to increased use of outside services and subcontract labor due to increased activity at Vicor Custom subsidiaries, in lieu of hiring permanent employees.

(3)	Increase primarily attributed to a decrease as compared to the prior year, in the deferral of costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(4)	Increase primarily attributed to an increase in materials used in the development of V*I Chip and Picor products.

(5)	Increase primarily attributed to relocation costs for newly hired research and development personnel for the V*I Chip business unit.

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

The major changes in the components of “Other income, net” for the years ended December 31 were as follows (in thousands):

	2010	2009	Increase (decrease)
Interest income	$442	$717	$(275)
Unrealized gain on trading securities	970	1,268	(298)
Unrealized loss on auction rate securities rights	(962)	(964)	2
Credit losses on available for sale securities	(146)	(464)	318
Foreign currency (losses) gains, net	(158)	35	(193)
Gain on disposal of equipment	249	30	219
Other	102	60	42

	$497	$682	$(185)

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

Income before income taxes was $29,619,000 in 2010 as compared to $5,455,000 for 2009.

The (benefit) provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2010	2009
(Benefit) provision for income taxes	$(3,920)	$1,362
Effective income tax rate	(13.2%)	25.0%

The increase in the benefit for income taxes and the decrease in the effective income tax rate for the year ended December 31, 2010, compared to 2009, was principally due to the tax benefits of ($5,158,000) and ($1,159,000) recorded as a result of reversing portions of our deferred tax valuation allowance in the third and fourth quarters of 2010, respectively, partially offset by an increase in federal, state, and foreign income taxes as compared to 2009.

Net income of noncontrolling interest decreased by $1,081,000 in 2010 to $214,000 as compared to $1,295,000 in 2009. This was due to lower net income at certain entities in which we hold a noncontrolling interest.

Basic and diluted income per share attributable to Vicor Corporation was $0.80 for the year ended December 31, 2010 as compared to $0.07 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had $71,908,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 7.2:1 at December 31, 2011 as compared to 5.6:1 at December 31, 2010. Working capital increased $18,932,000 to $124,386,000 at December 31, 2011 from $105,454,000 at December 31, 2010. The primary factors affecting the working capital increase were an increase in cash and cash equivalents of $22,629,000, as well as a decrease in accounts payable of $3,848,000, offset by a decrease in accounts receivable $7,415,000. The primary sources of cash for the year ended December 31, 2011 were $26,407,000 from operating activities and $10,038,000 in net sales of long-term investments. The primary uses of cash for the year ended December 31, 2011 were $7,466,000 for the purchase of equipment, $6,272,000 for the payments of cash dividends, and $690,000 for the payments of noncontrolling interest dividends, discussed below.

As of December 31, 2011, we held $9,100,000 of auction rate securities classified as long-term investments. See Note 4 of the Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock during the year ended December 31, 2011. As of December 31, 2011, we had approximately $8,541,000 remaining under the November 2000 Plan.

On July 22, 2011, our Board of Directors approved a cash dividend of $0.15 per share of the Company’s Common Stock. The total dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.

During the year ending December 31, 2011, two subsidiaries paid a total of $2,000,000 in cash dividends, of which $690,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

The table below summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	More Than 5 Years
Operating lease obligations	$2,552	$1,156	$1,178	$218	$—
Purchase obligations	1,012	307	625	80	—

	$3,564	$1,463	$1,803	$298	$—

Included in purchase obligations, above, are amounts for a contract with a third-party to supply nitrogen for our manufacturing and research and development activities. Under the contract, we are obligated to pay a minimum of $300,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition to the amounts shown in the table above, approximately $1,227,000 of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of approximately $145,000 as of December 31, 2011.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $1,024,000 of capital expenditure commitments, principally for manufacturing equipment, as of December 31, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in Other income, net. We do not believe there was an “other-than-temporary” decline in value in these securities as of December 31, 2011. We estimate that our annual interest income would change by approximately $112,000 in 2011 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Hong Kong is the U.S. dollar. Therefore, we believe market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing on December 31, 2011, we estimate that a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $15,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vicor Corporation:

We have audited the accompanying consolidated balance sheets of Vicor Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three years in the period ended December 31, 2011 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 2, 2012

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$71,908	$49,279
Accounts receivable, less allowance of $266 in 2011 and $309 in 2010	31,410	38,825
Inventories, net	35,752	35,489
Deferred tax assets	2,176	2,164
Other current assets	3,088	2,397

Total current assets	144,334	128,154
Long-term investments, net	9,585	18,417
Property, plant and equipment, net	47,241	50,848
Long-term deferred tax assets	2,542	2,805
Other assets	4,439	4,688

	$208,141	$204,912

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,151	$11,999
Accrued compensation and benefits	7,337	6,772
Accrued expenses	2,846	3,138
Income taxes payable	420	102
Deferred revenue	1,194	689

Total current liabilities	19,948	22,700
Long-term deferred revenue	2,124	2,178
Long-term income taxes payable	1,359	1,022
Commitments and contingencies (Note 15)
Equity:
Vicor Corporation stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,767,052 shares issued and outstanding	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 38,441,595 shares issued and 30,043,197 shares outstanding (38,400,897 shares issued and 30,002,499 shares outstanding in 2010)	387	385
Additional paid-in capital	166,227	163,933
Retained earnings	136,362	133,791
Accumulated other comprehensive loss	(322)	(1,369)
Treasury stock at cost: 8,398,398 shares in 2011 and 2010	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	180,945	175,031
Noncontrolling interest	3,765	3,981

Total equity	184,710	179,012

	$208,141	$204,912

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009
Net revenues	$252,968	$250,733	$197,959
Cost of revenues	146,274	136,213	110,365

Gross margin	106,694	114,520	87,594
Operating expenses:
Selling, general and administrative	54,041	49,417	47,932
Research and development	38,967	35,981	31,636
Severance charges	—	—	4,099
Gain from litigation-related and other settlements, net	—	—	(846)

Total operating expenses	93,008	85,398	82,821

Income from operations	13,686	29,122	4,773
Other income, net:
Total other than temporary impairment gains on available-for-sale securities, net of settlement losses	1,206	(271)	759
Portion of (losses) gains recognized in other comprehensive income	(904)	125	(1,223)

Net impairment gains (losses) recognized in earnings	302	(146)	(464)
Other income, net	44	643	1,146

Total other income, net	346	497	682

Income before income taxes	14,032	29,619	5,455
Provision (benefit) for income taxes	4,723	(3,920)	1,362

Consolidated net income	9,309	33,539	4,093
Less: Net income attributable to noncontrolling interest	466	214	1,295

Net income attributable to Vicor Corporation	$8,843	$33,325	$2,798

Net income per common share attributable to Vicor Corporation:
Basic	$0.21	$0.80	$0.07
Diluted	$0.21	$0.80	$0.07
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	41,797	41,700	41,665
Diluted	41,856	41,772	41,671
Cash dividends declared per share	$0.15	$0.30	$—

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Operating activities:
Consolidated net income	$9,309	$33,539	$4,093
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,005	10,222	10,198
Stock compensation expense	1,923	871	657
Increase (decrease) in long-term deferred revenue	350	(18)	1,078
Credit (gain) loss on available for sale securities	(302)	146	464
Deferred income taxes	148	(6,274)	(74)
Excess tax benefit of share-based compensation	(133)	(213)	—
Gain on disposal of equipment	(21)	(249)	(30)
Unrealized gain on trading securities	—	(970)	(1,268)
Unrealized loss on auction rate security rights	—	962	964
Severance charges	—	—	4,099
Change in current assets and liabilities, net	4,128	(21,122)	4,617

Net cash provided by operating activities	26,407	16,894	24,798
Investing activities:
Purchases of investments	(1,104)	(908)	(1,695)
Sales and maturities of investments	11,142	15,768	6,650
Additions to property, plant and equipment	(7,466)	(12,103)	(10,643)
Proceeds from sale of equipment	10	421	32
Change in restricted cash	—	415	322
(Increase) decrease in other assets	(55)	172	(572)

Net cash provided by (used in) investing activities	2,527	3,765	(5,906)
Financing activities:
Proceeds from issuance of Common Stock	452	1,104	—
Common Stock dividends paid	(6,272)	(12,506)	—
Noncontrolling interest dividends paid	(690)	(552)	(1,269)
Excess tax benefit of share-based compensation	133	213	—

Net cash used in financing activities	(6,377)	(11,741)	(1,269)
Effect of foreign exchange rates on cash	72	137	(38)

Net increase in cash and cash equivalents	22,629	9,055	17,585
Cash and cash equivalents at beginning of period	49,279	40,224	22,639

Cash and cash equivalents at end of period	$71,908	$49,279	$40,224

Change in assets and liabilities:
Accounts receivable	$7,546	$(11,926)	$2,148
Inventories, net	(162)	(13,928)	5,291
Other current assets	(224)	2,050	(2,065)
Accounts payable and accrued liabilities	(3,861)	3,881	2,550
Accrued severance charges	—	(259)	(3,840)
Accrual for litigation settlements	—	—	(162)
Income taxes payable	324	892	(1,164)
Deferred revenue	505	(1,832)	1,859

	$4,128	$(21,122)	$4,617

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$4,178	$1,113	$3,122

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2008	$118	$384	$161,089	$110,174	$(2,767)	$(121,827)	$147,171	$4,255	$151,426
Noncontrolling interest dividends paid								(1,269)	(1,269)
Stock-based compensation expense			657				657		657
Net income				2,798			2,798	1,295	4,093
Unrealized gain on investments					1,223		1,223		1,223
Currency translation adjustments, net of tax of $30					(64)		(64)		(64)

Comprehensive income							3,957		5,252

Balance on December 31, 2009	118	384	161,746	112,972	(1,608)	(121,827)	151,785	4,281	156,066
Sales of Common Stock		1	1,103				1,104		1,104
Common Stock dividends paid				(12,506)			(12,506)		(12,506)
Noncontrolling interest dividend paid								(552)	(552)
Excess tax benefit of share-based compensation			213				213		213
Stock-based compensation expense			871				871		871
Net income				33,325			33,325	214	33,539
Unrealized gain on investments					(123)		(123)	(2)	(125)
Currency translation adjustments, net of tax of $169					362		362	40	402

Comprehensive income							33,564	252	33,816

Balance on December 31, 2010	118	385	163,933	133,791	(1,369)	(121,827)	175,031	3,981	179,012
Sales of Common Stock		2	491				493		493
Common Stock dividends paid				(6,272)			(6,272)		(6,272)
Noncontrolling interest dividends paid							—	(690)	(690)
Excess tax benefit of share-based compensation			133				133		133
Stock-based compensation expense			1,567				1,567		1,567
Liability stock option awards reclassified to equity			103				103		103
Net income				8,843			8,843	466	9,309
Unrealized gain on investments					915		915	(11)	904
Currency translation adjustments, net of tax of $107					132		132	19	151

Comprehensive income							9,890	474	10,364

Balance on December 31, 2011	$118	$387	$166,227	$136,362	$(322)	$(121,827)	$180,945	$3,765	$184,710

See accompanying notes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures and markets modular power converters, power system components, and power systems. The Company also licenses certain rights to its technology in return for ongoing royalties. The principal markets for the Company’s power converters and systems are large Original Equipment Manufacturers and their contract manufacturers, and smaller, lower volume users which are broadly distributed across several major market areas.

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

Revenue recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is considered probable. License fees are recognized as earned. The Company recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable. The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the undelivered elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available. The Company defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers.

The Company enters into arrangements containing multiple elements which may include a combination of non-recurring engineering services (“NRE”), prototype units and production units. The Company has determined that the NRE and prototype units represent one unit of accounting and the production units a separate unit of accounting, based on an assessment of the respective standalone value. When possible, revenue is allocated to the elements based on VSOE or TPE for each element. For arrangements where VSOE or TPE cannot be established, the Company uses BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would typically transact a standalone sale of the product or service. BESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross margin objectives, current market conditions, information gathered from experience in customer negotiations and the competitive landscape. The Company defers revenue recognition for the NRE and prototype units until completion of the final milestone under the NRE arrangement. Recognition generally takes place within six to twelve months of the initiation of the arrangement. Revenue for the production units is recognized upon shipment, as for product revenue summarized above. For certain multiple-element arrangements entered into prior to January 1, 2009 which contained a combination of technical support services, NRE, minimum license payments and future royalties, separate units of accounting could not be established. Therefore, revenue under these arrangements is deferred and recognized over the term of the arrangement. During 2011, 2010 and 2009, revenue recognized under multi-element arrangements accounted for less than 3% of net revenues.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2011, the Company established distribution partnerships with two leading electronic components distributors. The agreements with these distributors allow the distributors to receive price adjustment credits to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Given the uncertainties associated with the levels of price adjustment credits to be granted to distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers and so the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor. Title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as “deferred income on shipments to distributors, net” and an account receivable is recorded. As of December 31, 2011, the Company had gross deferred revenue of approximately $176,000 and gross deferred cost of revenues of approximately $72,000 under these agreements (none as of December 31, 2010).

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

Transaction gains and losses and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income, net. Foreign currency gains (losses) included in other income, net, were approximately ($326,000), ($158,000), and $35,000 in 2011, 2010 and 2009, respectively.

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

Long-term investments

The Company’s principal sources of liquidity are its existing balances of cash and cash equivalents, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds, brokered certificates of deposit and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-term investments are classified as either available-for-sale or trading securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering, among other factors, credit default risk probabilities and changes in credit ratings as significant inputs. Trading securities are recorded at fair value, with unrealized gains and losses recorded through the Consolidated Statements of Operations each reporting period.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. Generally, amounts invested with these financial institutions are in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to significant credit risk. The Company’s long-term investments consist of highly rated (AAA/Aaa) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of December 31, 2011, the Company was holding a total of approximately $9,100,000 in auction rate securities, the significant majority of which are student loan backed securities. Through December 31, 2011, auctions held for all of the Company’s auction rate securities have failed. The funds associated with auction rate securities that have failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers. The applications in which these products are used are in the higher-performance, higher-power segments of the power systems market, including, in alphabetical order, aerospace and defense electronics, enterprise and high performance computing, industrial automation, telecommunications and networking infrastructure, test and measurement instrumentation, and vehicles and transportation. While, overall, the Company has a broad customer base and sells into a variety of industries, the Company’s V*I Chip subsidiary has derived a substantial portion of its revenue from one customer and the Company’s Picor subsidiary has derived a substantial portion of its revenue from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered by these subsidiaries, and their targeting of market leading innovators as initial customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2011, one customer accounted for approximately 15.4% of trade account receivables. Credit losses have consistently been within management’s expectations.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components and materials used in the Company’s products are purchased from a variety of vendors. While most of the components are available from multiple sources, some key components for certain V*I Chip and Picor products, in particular, are supplied by single vendors. In instances of single source items, the Company maintains levels of inventories management consider to be appropriate to enable meeting the delivery requirements of customers. If suppliers or subcontractors cannot provide their products or services on time or to the required specifications, the Company may not be able to meet the demand for its products and its delivery times may be negatively affected.

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

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $1,645,000, $2,378,000 and $1,969,000 in advertising costs during 2011, 2010 and 2009, respectively.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per common share

The Company computes basic earnings per share using the weighted average number of common shares outstanding and diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, if any. The following table sets forth the computation of basic and diluted income per share for the years ended December 31 (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income attributable to Vicor Corporation	$8,843	$33,325	$2,798

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,797	41,700	41,665
Effect of dilutive securities:
Employee stock options (2)	59	72	6

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions (3)	41,856	41,772	41,671

Basic income per share	$0.21	$0.80	$0.07

Diluted income per share	$0.21	$0.80	$0.07

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 305,268, 345,998 and 720,823 shares of Common Stock were outstanding in 2011, 2010 and 2009, respectively, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets, fair value of long-term investments, allowances for doubtful accounts, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Comprehensive income (loss)

The components of comprehensive income (loss) include, in addition to net income (loss), unrealized gains and losses on investments, net of tax and foreign currency translation adjustments related to VJCL.

Impact of recently issued accounting standards

The Company will be adopting new accounting guidance related to the presentation of comprehensive income beginning January 1, 2012. The new accounting guidance will allow the Company the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With both choices, the Company will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new accounting guidance will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. While the Company has not decided which presentation option it will select, the Company does not believe the adoption of this new guidance will have a material effect on the Company’s financial position or results of operations.

The Company will be adopting new accounting guidance related to fair value measurement beginning January 1, 2012, which will result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board does not intend for this new guidance to result in a change in the application of the requirements in ASC Topic 820 (“Fair Value Measurements and Disclosure”). The amendments to the guidance are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this new guidance will have a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective October 1, 2011, the Company adopted new accounting guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is then necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. While the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position or results of operations.

3.   STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Vicor currently grants stock options under the following equity compensation plans that are shareholder-approved:

Amended and Restated 2000 Stock Option and Incentive Plan (the “Vicor 2000 Plan”) — Under the Vicor 2000 Plan, the Board of Directors or the Compensation Committee of the Board of Directors may grant stock incentive awards based on the Company’s Common Stock, including stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock, deferred stock and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified options may be granted to non-employee directors at a price at least equal to 85% of the fair market value of the Common Stock on the date of grant. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the Vicor 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed ten years from the date of grant.

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

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — Under the 2001 Picor Plan, the Board of Directors of Picor may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 80,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

V*I Chip Corporation (“V*I Chip”), a privately held wholly-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 V*I Chip Plan”) — Under the 2007 V*I Chip Plan, the Board of Directors of V*I Chip may grant stock incentive awards based on the V*I Chip

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the V*I Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 100,000,000 shares of V*I Chip Common Stock have been reserved for issuance under the 2007 V*I Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the V*I Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

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

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor 2000 Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of December 31, 2011, the Company determined that it was not probable that the revenue targets could be achieved and, accordingly, has not recorded compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of December 31, 2011. The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 V*I Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by the V*I Chip Business Unit. As of December 31, 2010, the Company determined that it was probable that the margin targets could be achieved and, accordingly, will begin recording compensation expense relating to these options beginning January 1, 2011. The unrecognized compensation expense of these performance-based options was approximately $1,199,000 as of December 31, 2011. The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model.

Stock compensation expense for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Cost of revenues	$68	$19	$20
Selling, general and administrative	1,188	618	456
Research and development	667	234	181

Total stock based compensation	$1,923	$871	$657

The increase in stock compensation expense in 2011 compared to 2010 was primarily due to the recording of compensation expense for the V*I Chip performance-based options beginning on January 1, 2011, and to a grant of Picor stock options to all Picor employees in the fourth quarter of 2010.

During the third quarter of 2011, the Picor Board of Directors (the “Picor Board”) authorized different alternatives of net settlement to holders of Picor stock options in the tenth and final year of their respective terms. In addition, the Picor Board approved an offer to repurchase up to 1,142,000 shares of Picor Common Stock from a limited number of holders who purchase these shares via exercise before October 31, 2011. As a result, the

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company accrued $368,000 in the third quarter of 2011, representing the maximum repurchase obligation to these holders assuming all holders sold their shares. This resulted in additional stock-based compensation expense of $169,000 and $132,000 in Selling, general and administrative and Research and development expense, respectively, along with a charge of $67,000 against Additional paid-in-capital, in the third quarter of 2011. During the fourth quarter of 2011, the Company accounted for those options for which repurchase was ultimately not elected by the holder, reducing the accrual by $106,000, with the offset to Picor’s additional paid-in capital.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

	Non Performance- based Stock Options (1)			Performance- based Stock Options (2)
Vicor:	2011	2010	2009	2010
Risk-free interest rate	1.8%	2.3%	1.1%	2.0-2.7%
Expected dividend yield	1.6%	1.6%	1.0%	2.5%
Expected volatility	54%	54%	67%	55%
Expected lives (years)	5.0	3.9	2.7	6.5-9.5

V*I Chip:	2011	2010	2009	2010
Risk-free interest rate	1.5%	2.7%	—	2.7%
Expected dividend yield	—	—	—	—
Expected volatility	49%	49%	—	49%
Expected lives (years)	6.5	6.5	—	6.5

Picor:	2011	2010	2009
Risk-free interest rate	1.6%	2.0%	—
Expected dividend yield	—	—	—
Expected volatility	52%	52%	—
Expected lives (years)	6.5	6.5	—

(1)	There were no Picor or V*I Chip options granted during 2009.

(2)	There were no Vicor or V*I Chip performance-based options granted in 2011 or prior to 2010.

Risk-free interest rate:

Vicor — The Company uses the yield on zero-coupon U.S. Treasury “Strip” securities for a period that is commensurate with the expected term assumption for each vesting period.

Picor and V*I Chip — Picor and V*I Chip use the yield to maturity of a seven-year U.S. Treasury bond, as it most closely aligns to the expected exercise period.

Expected dividend yield:

Vicor — The Company determines the expected dividend yield by annualizing the most recent prior cash dividends declared by the Company’s Board of Directors and dividing that result by the closing stock price on the date of that dividend declaration. Dividends are not paid on options.

Picor and V*I Chip — Picor and V*I Chip have not and do not expect to declare and pay dividends in the foreseeable future. Therefore, the expected dividend yield is not applicable.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Picor and V*I Chip — Due to the lack of historical information, the “simplified” method as prescribed by the Security and Exchange Commission was used to determine the expected term on grant awards that meet the definition of “plain vanilla”. For options that did not meet the criteria of “plain vanilla”, the Company calculated the expected term based on its best estimate of what the expected term would be.

Forfeiture rate:

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The forfeiture analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 76% of its options will actually vest, and therefore has applied an annual forfeiture rate of 9.0% to all unvested options as of December 31, 2011. For 2010, the Company expected 71% of its options would actually vest and applied an annual forfeiture rate of 11.25%.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 92% of its options will actually vest, and therefore has applied an annual forfeiture rate of 2.75% to all unvested options as of December 31, 2011. For 2010, the Company expected 94% of its options would actually vest and applied an annual forfeiture rate of 2.0%.

V*I Chip — The Company currently expects that for V*I Chip options, based on an analysis of its historical forfeitures, that approximately 81% of its options will actually vest, and therefore has applied an annual forfeiture rate of 7.0% to all unvested options as of December 31, 2011. For 2010, the Company expected 83% of its options would actually vest and applied an annual forfeiture rate of 6.25%.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vicor Stock Options

A summary of the activity under the Company’s stock option plans as of December 31, 2011 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2010	1,798,327	13.95
Granted	207,876	14.12
Forfeited and expired	(209,690)	18.89
Exercised	(40,698)	10.97

Outstanding on December 31, 2011	1,755,815	13.45	7.75	$76

Exercisable on December 31, 2011	232,078	12.00	2.85	$65

Vested or expected to vest as of December 31, 2011 (1)	1,040,362	13.27	7.11	$74

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2010 and 2009, the Company had shares exercisable of 359,264 and 575,482 respectively, for which the weighted average exercise prices were $15.89 and $19.12, respectively.

During the years ended December 31, 2011, 2010, and 2009 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $217,000, $723,000 and $1,000, respectively. The total amount of cash received by the Company from options exercised in 2011 was $447,000. The total grant-date fair value of stock options that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $411,000, $422,000, and $432,000, respectively.

As of December 31, 2011, there was $881,000 of total unrecognized compensation cost related to unvested non-performance share-based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 7.34 years for all Vicor awards. The expense will be recognized as follows: $457,000 in 2012, $241,000 in 2013, $116,000 in 2014, $56,000 in 2015, and $11,000 in 2016. In addition, as of December 31, 2011, there was $7,790,000 of unrecognized compensation cost related to performance-based options, for which expensing has not commenced.

The weighted-average fair value of Vicor options granted was $5.79, $4.78 and $2.69 in 2011, 2010 and 2009, respectively. The weighted-average contractual life for Vicor options outstanding as of December 31, 2011 is 7.7 years.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Picor Stock Options

A summary of the activity under the 2001 Picor Plan as of December 31, 2011 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2010	10,001,763	0.59
Granted	895,000	0.62
Forfeited and expired	(104,780)	0.69
Exercised	(812,000)	0.25

Outstanding on December 31, 2011	9,979,983	0.62	6.76	$1,023

Exercisable on December 31, 2011	4,684,585	0.64	4.30	$556

Vested or expected to vest as of December 31, 2011 (1)	9,706,872	0.62	6.56	$998

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2010 and 2009, Picor had shares exercisable of 4,213,640 and 3,977,940, respectively, for which the weighted average exercise prices were $0.56 and $0.54, respectively.

During the year ended December 31, 2011, the total intrinsic value of Picor options exercised was $262,000. The total amount of cash received by the Company from options exercised in 2011 was $5,000. For years ended 2010 and 2009, Picor did not have any options exercised. The total grant-date fair value of stock options that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $357,000, $68,000, and $189,000, respectively.

As of December 31, 2011, there was $1,335,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 3.7 years for all Picor awards. The expense will be recognized as follows: $394,000 in 2012, $352,000 in 2013, $311,000 in 2014, $248,000 in 2015, and $30,000 in 2016.

The weighted-average fair value of Picor options granted was $0.32 and $0.30 in 2011 and 2010, respectively. The weighted-average contractual life for Picor options outstanding as of December 31, 2011 is 6.6 years.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V*I Chip Stock Options

A summary of the activity under the 2007 V*I Chip Plan as of December 31, 2011 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2010	10,790,250	1.00
Granted	122,250	1.04
Forfeited and expired	(397,750)	1.01
Exercised	—	—

Outstanding on December 31, 2011 (2)	10,514,750	1.00	6.48	$—

Exercisable on December 31, 2011	5,869,100	1.00	5.44	$—

Vested or expected to vest as of December 31, 2011 (1)	9,733,939	1.00	6.29	$—

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(2)	Of the total V*I Chip options outstanding on December 31, 2010, 5,500,000 options have been granted to the Company’s Chief Executive Officer.

As of December 31, 2010 and 2009, V*I Chip had shares exercisable of 4,436,200 and 2,987,200, respectively, for which the weighted average exercise price was $1.00. For the years ended December 31, 2011, 2010 and 2009, V*I Chip did not have any options exercised.

As of December 31, 2011, there was $755,000 of total unrecognized compensation cost related to unvested share-based awards for V*I Chip. That cost is expected to be recognized over a weighted-average period of 3.44 years for all V*I Chip awards. The expense will be recognized as follows: $256,000 in 2012, $180,000 in 2013, $159,000 in 2014, $157,000 in 2015 and $3,000 in 2016.

The weighted-average fair value of V*I Chip options granted was $0.53 and $0.50 in 2011 and 2010, respectively. The weighted-average contractual life for V*I Chip options outstanding as of December 31, 2011 is 6.5 years.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $810,000, $760,000 and $697,000 in 2011, 2010 and 2009, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2011, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  LONG-TERM INVESTMENTS

As of December 31, 2011, the Company held par value of $9,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

As of December 31, 2011, the Company held auction rate securities that had experienced failed auctions totaling $9,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). As of December 31, 2011, the majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through December 31, 2011, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of December 31, 2011.

The following is a summary of available-for-sale securities (in thousands):

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$9,100	$—	$1,628	$7,472
Brokered certificates of deposit	1,640	8	—	1,648
Certificates of deposit	465	—	—	465

	$11,205	$8	$1,628	$9,585

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$19,075	$—	$2,856	$16,219
Brokered certificates of deposit	1,720	30	—	1,750
Certificates of deposit	448	—	—	448

	$21,243	$30	$2,856	$18,417

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the Failed Auction Securities as of December 31, 2011 and 2010, respectively have been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2011, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$630	$634
Due in two to ten years	1,385	1,387
Due in ten to twenty years	3,090	2,729
Due in twenty to forty years	6,100	4,835

	$11,205	$9,585

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Securities on December 31, 2011, with a par value of $9,100,000, was estimated by the Company to be approximately $7,472,000, an increase in fair value of $1,228,000, net of $9,975,000 of redemptions from December 31, 2010. The gross unrealized loss of $1,628,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $308,000 and an aggregate temporary impairment of $1,320,000. For the year ended December 31, 2011, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $302,000, which was recorded in “Net impairment gains (losses) recognized in earnings” in the Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale ARS securities held by the Company for the year ended December 31, 2011 (in thousands):

	2011	2010	2009
Balance at the beginning of the period	$610	$464	$—
Reductions for securities sold during the period	(373)	(18)	(9)
Additions for the amount related to credit loss for which other-than-temporary impairment was not previously recognized	71	164	467
Subsequent loss recovery	—	—	6

Balance at the end of the period	$308	$610	$464

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis include the following as of December 31, 2011 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2011
Cash Equivalents:
Money market funds	$14,940	$—	$—	$14,940
Long-term investments:
Auction rate securities	—	—	7,472	7,472
Brokered certificates of deposit	—	1,648	—	1,648
Certificates of deposit	465	—	—	465

The Company has brokered certificates of deposit classified as Level 2 because the fair value for these investments has been determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates obtained from information available in publicly quoted markets. Management tested the reported fair values by comparing them to net present value calculations utilizing a discount rate based on U.S. Treasury “Strip” securities for similar maturities.

As of December 31, 2011, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of December 31, 2011. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 3.3%; the rate of return required by investors to own these securities in the current environment, which we estimate to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the year ended December 31, 2011 (in thousands):

Balance at the beginning of the period	$16,219
Redemptions	(9,975)
Credit losses on available for sales securities included in Other income, net	302
Unrealized gain included in Other comprehensive (loss) income	926

Balance at the end of the period	$7,472

6.  INVENTORIES

Inventories as of December 31 were as follows (in thousands):

	2011	2010
Raw materials	$32,213	$31,750
Work-in-process	3,524	4,182
Finished goods	6,382	5,001

	42,119	40,933
Inventory reserves	(6,367)	(5,444)

Net balance	$35,752	$35,489

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment as of December 31 were as follows (in thousands):

	2011	2010
Land	$2,089	$2,089
Buildings and improvements	42,540	41,791
Machinery and equipment	213,531	203,744
Furniture and fixtures	5,895	5,847
Construction in-progress and deposits	1,124	4,499

	265,179	257,970
Accumulated depreciation and amortization	(217,938)	(207,122)

Net balance	$47,241	$50,848

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $11,083,000, $9,778,000, and $9,882,000 respectively. As of December 31, 2011, the Company had approximately $1,024,000 of capital expenditure commitments.

8.  OTHER INVESTMENTS

The Company’s gross investment in non-voting convertible preferred stock of GWS totaled $5,000,000 as of December 31, 2011, and December 31, 2010, giving the Company an approximately 28% ownership interest

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $5,577,000, $5,362,000 and $1,608,000 in 2011, 2010, and 2009, respectively. The Company owed GWS approximately $500,000 and $555,000 as of December 31, 2011 and 2010, respectively. During 2009, the Company made payments totaling $650,000 under the license agreement.

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

There was no allocation of equity method income (loss) in 2011, 2010, and 2009 as GWS incurred a net loss in those years. The balance in the Company’s net investment in GWS was zero as of December 31, 2011 and 2010.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests goodwill and other indefinite lived intangible assets for impairment at least annually at the reporting unit level. Definite lived intangible assets, such as patent rights, are amortized and tested for impairment at least annually at the reporting unit level. The Company reassessed the carrying value of its goodwill of approximately $2,000,000 related to the operations of one of its subsidiaries, VJCL, during the fourth quarter of fiscal 2011 and determined that it was not more likely than not that the carrying value exceeded the fair value.

Patent costs, which are included in other assets in the accompanying balance sheets, as of December 31 were as follows (in thousands):

	2011	2010
Patent costs	$3,353	$3,459
Accumulated amortization	(1,877)	(1,827)

	$1,476	$1,632

In 2010, the Company wrote off patent costs associated with abandoned patents with net book values of approximately $19,000, which was charged to amortization expense (none in 2011). Patent renewal fees were $47,000 and $55,000 in 2011 and 2010, respectively.

Amortization expense was approximately $325,000, $318,000 and $254,000 in 2011, 2010 and 2009, respectively. The estimated future amortization expense from patent assets held as of December 31, 2011, is projected to be $188,000, $181,000, $167,000, $138,000, and $125,000, in fiscal years 2012, 2013, 2014, 2015, and 2016, respectively.

During the second quarter of 2009, the Company entered into a license agreement with GWS in which the Company paid $500,000 to obtain certain rights to several GWS semiconductor devices (See Note 8). The

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount is being amortized on a straight-line basis over four years, and is included in “Other assets” in the accompanying Consolidated Balance Sheets. Balances as of December 31 were as follows (in thousands):

	2011	2010
GWS intangibles	$500	$500
Accumulated amortization	(312)	(187)

	$188	$313

The estimated future amortization expense from GWS intangible assets held as of December 31, 2011, is projected to be $125,000, $63,000 in fiscal years 2012 and 2013, respectively.

10.  SEVERANCE CHARGES

During 2009, the Company initiated workforce reductions and recorded pre-tax charges for the cost of severance and other employee-related costs involving cash payments during 2009 and 2010 based on each employee’s respective length of service. Total severance charges of $4,099,000 were recorded as “Severance charges” in the Consolidated Statement of Operations. There was no remaining liability under this program as of December 31, 2010.

11.  PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Balance at the beginning of the period	$649	$772	$896
Accruals for warranties for products sold in the period	1,392	573	205
Fulfillment of warranty obligations	(1,134)	(548)	(101)
Revisions of estimated obligations	(335)	(148)	(228)

Balance at the end of the period	$572	$649	$772

12.  STOCKHOLDERS’ EQUITY

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2011, 2010 or 2009. On December 31, 2011 and 2010, the Company had approximately $8,541,000 available for use under the November 2000 Plan.

Common Stock

Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.

During the year ended December 31, 2009, two subsidiaries paid a total of $4,690,000 in cash dividends on subsidiary common stock, of which $3,421,000 was paid to the Company and $1,269,000 was paid to outside shareholders. During the year ended December 31, 2010, three subsidiaries paid a total of $5,457,000 in cash dividends, of which $4,905,000 was paid to the Company and $552,000 was paid to outside shareholders. During the year ended December 31, 2011, two subsidiaries paid a total of $2,000,000 in cash dividends, of which $1,310,000 was paid to the Company and $690,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

During 2011, a total of 40,698 shares of Common Stock were issued upon the exercise of stock options. There were no shares of Class B Common Stock converted into Common Stock during 2011.

On December 31, 2011, there were 14,858,774 shares of Vicor Common Stock reserved for issuance under Vicor stock options and upon conversion of Class B Common Stock.

13.  OTHER INCOME, NET

The major changes in the components of the other income, net for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Interest income	$259	$442	$717
Unrealized gain on trading securities	—	970	1,268
Unrealized loss on auction rate securities rights	—	(962)	(964)
Credit gains (losses) on available for sale securities	302	(146)	(464)
Foreign currency (losses) gains, net	(326)	(158)	35
Gain on disposal of equipment	22	249	30
Other	89	102	60

	$346	$497	$682

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Research and development tax credit carryforwards	$8,707	$7,772
Inventory reserves	2,255	1,905
Stock-based compensation	1,830	1,224
Vacation accrual	1,543	1,500
Investment tax credit carryforwards	1,381	1,249
Net operating loss carryforwards	1,201	1,075
Capital loss carryforward	700	700
Deferred revenue	635	395
Alternative minimum tax credit carryforward	556	1,045
Unrealized loss on investments	568	1,023
Warranty reserves	144	189
Bad debt reserves	92	103
Other	855	588

Total deferred tax assets	20,467	18,768
Less: Valuation allowance for deferred tax assets	(9,736)	(10,259)

Net deferred tax assets	10,731	8,509
Deferred tax liabilities:
Depreciation	(3,251)	(1,564)
Prepaid expenses	(660)	—
Goodwill	(628)	(549)
Patent amortization	(544)	(594)
Unremitted Vicor Custom earnings	(337)	(320)
Other	(593)	(513)

Total deferred tax liabilities	(6,013)	(3,540)

Net deferred tax assets	$4,718	$4,969

In 2011 and 2010, the tax provision is based on the annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns, offset in 2010 by the expected utilization of federal and foreign net operating loss carryforwards.

Prior to September 30, 2010, the Company maintained a valuation allowance against a significant portion of its deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Based on the Company’s pre-tax income for the nine months ended September 30, 2010 being sufficient to fully utilize its net operating loss carryforwards, a history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period, and expected future taxable income, management determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at September 30, 2010, the Company determined that it was appropriate to reverse a portion of its

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance by $5,158,000 as a discrete benefit for income taxes for certain deductible temporary differences expected to be realized in future periods. An additional benefit of $1,159,000 was recorded in the fourth quarter of 2010. Management could not make such a determination in the prior quarters of fiscal 2010 due to a lack of confidence in being able to accurately forecast the expected ordinary income (loss) for the year largely due to global economic conditions and the possible impact continued economic and business uncertainty would have on the Company’s business at those times. The 2011 and 2010 tax provisions also include discrete items, principally related to tax credits and expense for net increases in state taxes and accrued interest for potential liabilities.

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

As of December 31, 2011, the Company has a remaining valuation allowance of approximately $9,736,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2011	2010	2009
Domestic	$13,406	$28,973	$5,236
Foreign	626	646	219

	$14,032	$29,619	$5,455

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$3,624	$1,187	$939
State	496	958	422
Foreign	455	209	75

	4,575	2,354	1,436
Deferred:
Federal	148	(6,274)	(74)

	$4,723	$(3,920)	$1,362

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company intends to continue to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,610,000 of unremitted earnings of international subsidiaries. As of December 31, 2011, the amount of unrecognized deferred tax liability on these earnings was $204,000.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31 is as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	34.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	2.7	9.2
Increase (reduction) in tax reserves	0.6	2.3	(2.1)
Permanent items	0.5	0.2	4.0
Foreign rate differential and deferred items	0.6	(1.0)	(0.9)
Tax credits	(4.0)	—	2.3
U.S. manufacturing deduction	(2.0)	(0.9)	—
Book income attributable to noncontrolling interest	(1.4)	(0.3)	(8.3)
Decrease in valuation allowance	—	(49.7)	(14.2)
Other	1.0	(0.5)	—

	33.7%	(13.2%)	25.0%

As a result of the difference in treatment of excess stock option deductions available for income tax return and financial statement reporting purposes, the Company has approximately $1,012,000 of federal research and development tax credit and $396,000 of federal alternative minimum tax credit carryforwards that may be offset against future taxable income, which are included in the components of deferred tax assets disclosed above. It is anticipated that when these tax attributes are realized on an income tax return in the future, the related benefit will be recorded against “Additional paid-in capital”. The research and development tax credit carryforwards expire beginning in 2016 for state purposes and in 2025 for federal purposes. The Company has net operating loss carryforwards in certain states, which began expiring in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance on January 1, 2011	$1,102
Additions based on tax provisions related to the current year	269
Additions for tax positions of prior years	34

Balance on December 31, 2011	$1,405

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, on December 31, 2011 of $1,405,000 including accrued interest, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2011 are expected to significantly change during the next twelve months. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company has accrued approximately $145,000 for the potential payment of interest and recorded approximately $68,000 of income tax expense for interest, net of related tax benefits, for the year ended December 31, 2011.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2008 through 2010 and 2003 through 2010, respectively. In addition, the 2003, 2004 and 2007 tax years resulted in losses. These years may also be subject to examination since the losses were carried forward and utilized in future years. In January 2012, the Company received a notice from the State of New York that its New York corporate tax returns for the tax years 2008 through 2010 had been selected for audit. There are no other income tax audits currently in process.

15.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
2012	$1,156
2013	715
2014	463
2015	196
2016 and thereafter	22

Rent expense was approximately $1,592,000, $1,492,000 and $1,496,000 in 2011, 2010 and 2009, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

The Company also has a contract with a third-party to supply nitrogen for its manufacturing and research and development activities. Under the contract, the Company is obligated to pay a minimum of $300,000 annually, subject to semi-annual price adjustments, through March 2015.

In addition, approximately $1,227,000 of unrecognized tax benefits has been recorded as liabilities as the settlement amounts are uncertain. The Company has recorded a liability related to these unrecognized tax benefits for potential interest and penalties of approximately $145,000 as of December 31, 2011.

As disclosed in prior filings, on January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, amongst other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 20, 2011, SynQor filed an Amended Complaint in the Texas Action. The Amended Complaint repeated the

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“ ‘290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which Vicor alleges the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. The Company does not believe that any of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations.

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

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation–related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict is subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers have filed their appeal to this total judgment in the amount of approximately $16,479,000. No final and collectible judgment yet has been entered by the Court to date as of December 31, 2011 and therefore no amounts are reflected in the accompanying consolidated financial statements.

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

16.  SEGMENT INFORMATION

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of VJCL. The V*I Chip segment includes V*I Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The V*I Chip segment also includes the V*I Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of Vicor’s products or to third parties for separate applications.

The Company’s chief operating decision maker evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets and certain other assets. The Corporate segment consists of those operations and assets shared by all segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably cash and cash equivalents, deferred tax assets, long-term investments, the Company’s facilities in Massachusetts, real estate and other assets. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the Consolidated Financial Statements.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides significant segment financial data as of and for the years ended December 31 (in thousands):

	BBU	V*I Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1)(2)
2011:
Net revenues	$194,830	$55,154	$13,183	$—	$(10,199)	$252,968
Income (loss) from operations	31,938	(16,294)	(1,239)	(719)	—	13,686
Total assets	82,096	30,701	7,098	119,231	(30,985)	208,141
Depreciation and amortization	5,503	3,570	458	1,474	—	11,005
2010:
Net revenues	$217,018	$33,842	$11,061	$—	$(11,188)	$250,733
Income (loss) from operations	55,619	(24,565)	(1,282)	(640)	(10)	29,122
Total assets	78,014	31,278	7,463	103,486	(15,329)	204,912
Depreciation and amortization	4,788	3,500	470	1,464	—	10,222
2009:
Net revenues	$186,975	14,599	$6,143	$—	$(9,758)	$197,959
Income (loss) from operations	29,173	(22,642)	(4,265)	(716)	3,223	4,773
Total assets	204,611	19,124	9,352	98,209	(150,719)	180,577
Depreciation and amortization	5,283	2,968	403	1,544	—	10,198

(1)	During the fourth quarter of 2010, the Company completed a recapitalization of V*I Chip. The impact of the recapitalization on V*I Chip was to eliminate its intercompany payable to BBU of approximately $172,100,000 and institute capital accounts totaling $50,000,000 as of December 31, 2010. The impact on segment reporting was to reduce Total assets for BBU and increase Eliminations by $172,100,000 as of December 31, 2010. There was no impact on the consolidated financial statements as a result of this recapitalization.

(2)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and V*I Chip and for inter-segment revenues of V*I Chip to BBU. The elimination for total assets is principally related to inter-segment receivables due to BBU for the funding of V*I Chip operations and for the purchase of equipment for both V*I Chip and Picor.

During 2011, one customer accounted for approximately 14.9% of net revenues. The majority of this revenue was from the V*I Chip segment, with lesser amounts from BBU and Picor. During 2010, two customers accounted for approximately 12.3% and 11.5% of net revenues, respectively. During 2009, no customer accounted for more than 10% of net revenues. International sales, as a percentage of total net revenues, were approximately 57% in 2011 and 49% in 2010 and 41% in 2009, respectively. During 2011, net revenues from customers in Taiwan and Hong Kong, China accounted for approximately 15.3% and 11.8%, respectively, of total net revenues (11.8% and 11.4%, respectively, in 2010).

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the years ended December 31 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
2011:
Net revenues	$70,455	$65,402	$58,560	$58,551	$252,968
Gross margin	30,454	27,309	24,440	24,491	106,694
Consolidated net income	4,169	3,204	1,175	761	9,309
Net income attributable to noncontrolling interest	151	138	93	84	466
Net income attributable to Vicor Corporation	4,018	3,066	1,082	677	8,843
Net income per share attributable to Vicor Corporation:
Basic and diluted	0.10	0.07	0.03	0.02	0.21

	First	Second	Third	Fourth	Total
2010:
Net revenues	$51,709	$57,377	$68,672	$72,975	$250,733
Gross margin	23,324	25,739	32,473	32,984	114,520
Consolidated net income	2,005	4,747	15,869	10,918	33,539
Net income attributable to noncontrolling interest	53	—	50	111	214
Net income attributable to Vicor Corporation	1,952	4,747	15,819	10,807	33,325
Net income per share attributable to Vicor Corporation:
Basic and diluted	0.05	0.11	0.38	0.26	0.80

In the fourth quarter of 2010, the Company recorded the following adjustments:

•	Recognition of deferred revenue of $4,729,000 and $4,524,000 in deferred costs in connection with the accounting for a multiple-element revenue arrangement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(a)  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Vicor Corporation:

We have audited Vicor Corporation (a Delaware Corporation) and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vicor Corporation and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Boston, Massachusetts

March 2, 2012

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

(d)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2012 annual meeting of stockholders.

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

(b) Exhibits

Exhibits		Description of Document
3.1	•	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	•	Bylaws, as amended (9)
4.1	•	Specimen Common Stock Certificate (2)
10.1	•	1984 Stock Option Plan of the Company, as amended (2)
10.2	•	1993 Stock Option Plan (3)
10.3	•	1998 Stock Option and Incentive Plan (4)
10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (6)
10.6	•	Sales Incentive Plan (7)
10.7	•	Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.8	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.9	•	V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.10	•	Form of Non-Qualified Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11	•	Form of Incentive Stock Option Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.12	•	Form of Stock Restriction Agreement under the V*I Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
21.1	•	Subsidiaries of the Company (12)
23.1	•	Consent of Grant Thornton LLP (12)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
101	•	The following material from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidate Statements of Equity; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 incorporated herein by reference.
(12)	Filed herewith.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Period	(Credit) Charge to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2011	$309,000	$18,000	$(61,000)	$266,000
December 31, 2010	260,000	57,000	(8,000)	309,000
December 31, 2009	300,000	3,000	(43,000)	260,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

Description	Balance at Beginning of Period	(Credit) Charge to Costs and Expenses	Other Charges, Deductions (2)	Balance at End of Period
Inventory Reserves:
Year ended:
December 31, 2011	$5,444,000	$1,650,000	$(727,000)	$6,367,000
December 31, 2010	5,943,000	1,721,000	(2,220,000)	5,444,000
December 31, 2009	6,358,000	1,010,000	(1,425,000)	5,943,000

(2)	Reflects amounts associated with inventory that have been discarded or sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2012

/s/ James A. Simms James A. Simms	Chief Financial Officer Vice President (Principal Financial Officer and Principal Accounting Officer)	March 2, 2012

/s/ Estia J. Eichten Estia J. Eichten	Director	March 2, 2012

/s/ David T. Riddiford David T. Riddiford	Director	March 2, 2012

/s/ Barry Kelleher Barry Kelleher	Director	March 2, 2012

/s/ Samuel J. Anderson Samuel J. Anderson	Director	March 2, 2012

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 2, 2012

/s/ Jason L. Carlson Jason L. Carlson	Director	March 2, 2012

/s/ Liam K. Griffin Liam K. Griffin	Director	March 2, 2012