Form 10-Q
period 2012-03-31
VICOR CORP
filed 2012-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)

25 Frontage Road, Andover, Massachusetts 01810

(Address of Principal Executive Office)

(978) 470-2900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of March 31, 2012 was:

Common Stock, $.01 par value	30,043,077
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$78,250	$71,908
Accounts receivable, less allowance of $230 in 2012 and $266 in 2011	31,553	31,410
Inventories, net	31,489	35,752
Deferred tax assets	2,042	2,176
Other current assets	2,669	3,088

Total current assets	146,003	144,334
Long-term investments, net	9,718	9,585
Property, plant and equipment, net	45,840	47,241
Long-term deferred tax assets, net	2,556	2,542
Other assets	4,307	4,439

	$208,424	$208,141

Liabilities and Equity
Current liabilities:
Accounts payable	$7,728	$8,151
Accrued compensation and benefits	8,120	7,337
Accrued expenses	2,740	2,846
Income taxes payable	304	420
Deferred revenue	856	1,194

Total current liabilities	19,748	19,948

Long-term deferred revenue	1,980	2,124
Long-term income taxes payable	1,332	1,359

Commitments and contingencies (Note 10)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	388	387
Additional paid-in capital	166,553	166,227
Retained earnings	136,688	136,362
Accumulated other comprehensive loss	(310)	(322)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	181,610	180,945
Noncontrolling interest	3,754	3,765

Total equity	185,364	184,710

	$208,424	$208,141

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenues	$59,668	$70,455
Cost of revenues	35,201	40,001

Gross margin	24,467	30,454
Operating expenses:
Selling, general and administrative	14,160	14,180
Research and development	9,843	9,854

Total operating expenses	24,003	24,034

Income from operations	464	6,420
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	224	127
Portion of gain recognized in other comprehensive income	(221)	(120)

Net impairment gains recognized in earnings	3	7
Other income (expense), net:	50	(205)

Total other income (expense), net	53	(198)

Income before income taxes	517	6,222
Provision for income taxes	176	2,053

Consolidated net income	341	4,169
Less: Net income attributable to noncontrolling interest	15	151

Net income attributable to Vicor Corporation	$326	$4,018

Net income per common share attributable to
Vicor Corporation:
Basic	$0.01	$0.10
Diluted	$0.01	$0.10
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,811	41,771
Diluted	41,826	41,859

Cash dividends per share	$—	$0.15

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Consolidated net income	$341	$4,169
Foreign currency translation loss	(234)	(81)
Unrealized gains (net of tax) on available-for-sale securities	221	120

Consolidated comprehensive income	328	4,208
Less: Comprehensive (loss) income attributable to noncontrolling interest	(11)	140

Comprehensive income attributable to Vicor Corporation	$339	$4,068

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Consolidated net income	$341	$4,169
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,632	2,628
Stock compensation expense	318	384
Excess tax benefit of share-based compensation	(51)	(12)
Decrease in long-term deferred revenue	(36)	(35)
Decrease in long-term income taxes payable	(27)	17
Gain on disposal of equipment	(24)	(1)
Deferred income taxes	15	71
Credit gain on available for sale securities	(3)	(7)
Change in current assets and liabilities, net	4,359	2,692

Net cash provided by operating activities	7,524	9,906

Investing activities:
Additions to property, plant and equipment	(1,261)	(2,973)
Sales and maturities of investments	270	280
Purchases of investments	(180)	(90)
Proceeds from sale of equipment	24	—
Decrease (increase) in other assets	25	(5)

Net cash used in investing activities	(1,122)	(2,788)

Financing activities:
Excess tax benefit of share-based compensation	51	12
Proceeds from issuance of Common Stock	8	33

Net cash provided by financing activities	59	45

Effect of foreign exchange rates on cash	(119)	(42)

Net increase in cash and cash equivalents	6,342	7,121
Cash and cash equivalents at beginning of period	71,908	49,279

Cash and cash equivalents at end of period	$78,250	$56,400

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012. The balance sheet at December 31, 2011, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2. Long-Term Investments

The Company’s principal sources of liquidity are its existing balances of cash and cash equivalents, as well as cash generated from operations. Consistent with the Company’s investment policy guidelines, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds, brokered certificates of deposit, and auction rate securities meeting certain quality criteria. All of the Company’s investments are subject to credit, liquidity, market, and interest rate risk.

The Company’s long-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

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

As of March 31, 2012, the Company held par value of $9,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

As of March 31, 2012, the Company held auction rate securities that had experienced failed auctions totaling $9,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2012, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of March 31, 2012.

The following is a summary of available-for-sale securities (in thousands):

March 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Failed Auction Securities	$9,100	$—	$1,408	$7,692
Brokered certificates of deposit	1,550	12	—	1,562
Certificates of deposit	464	—	—	464

	$11,114	$12	$1,408	$9,718

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Failed Auction Securities	$9,100	$—	$1,628	$7,472
Brokered certificates of deposits	1,640	8	—	1,648
Certificates of deposit	465	—	—	465

	$11,205	$8	$1,628	$9,585

All of the Failed Auction Securities as of March 31, 2012, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on March 31, 2012, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value

Due in one year or less	$593	$595
Due in two to ten years	1,421	1,431
Due in ten to twenty years	3,000	2,696
Due in twenty to forty years	6,100	4,996

	$11,114	$9,718

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on March 31, 2012, with a par value of $9,100,000, was estimated by the Company to be approximately $7,692,000, an increase in fair value of $220,000 from December 31, 2011. The gross unrealized loss of $1,408,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $305,000 and an aggregate temporary impairment of $1,103,000. For the three months ended March 31, 2012, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $3,000, which was recorded in “Net impairment gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the three months ended March 31 (in thousands):

	2012	2011

Balance at the beginning of the period	$308	$610
Reductions for securities sold during the period	—	(7)
Subsequent loss recovery	(3)	—

Balance at the end of the period	$305	$603

For the first quarter of 2012, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $217,000 to reflect an increase in the estimated fair value of the Failed Auction Securities.

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

March 31, 2012

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

Assets measured at fair value on a recurring basis include the following as of March 31, 2012 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2012

Cash Equivalents:
Money market funds	$14,874	$—	$—	$14,874
Long term investments:
Failed Auction Securities	—	—	7,692	7,692
Brokered certificates of deposit	—	1,562	—	1,562
Certificate of deposit	464	—	—	464

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

As of March 31, 2012, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2012. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 3.3%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

For purposes of the valuation process for the Failed Auction Securities, “management” consists of senior members of the Company’s finance department. The fair value measurements for the Failed Auction Securities are reviewed and updated on a quarterly basis. The calculations are prepared by the Company’s Corporate Controller, in conjunction with information provided by its valuation advisors, and include the development and substantiation of the unobservable inputs. The methodology, assumptions, and calculations are reviewed and approved by the Company’s Chief Financial Officer and Chief Accounting Officer.

The significant unobservable inputs used in the fair value measurement of the Company’s Failed Auction Securities are the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium, and the recovery rate in default. Significant increases (decreases) in any of those inputs in isolation would result in lower (higher) fair value measurement. Significant increases (decreases) in the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, and the recovery rate in default would result in a higher (lower) fair value measurement, while increases (decreases) in the cumulative probability of default and the liquidity risk premium would result in a lower (higher) fair value measurement.

Generally, the interrelationships are such that a change in the assumption used for the cumulative probability of principal return prior to maturity is accompanied by a directionally similar change in the assumption used for the cumulative probability of earning the maximum rate until maturity and a directionally opposite change in the assumptions used for the cumulative probability of default and the liquidity risk premium. The recovery rate in default is somewhat independent and based upon the securities’ specific underlying assets and published recovery rate indices.

Quantitative information about Level 3 fair value measurements as of March 31, 2012 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Failed Auction Securities	$7,692	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.14%
(0.08%)

			Cumulative probability of principal return prior to maturity	85.24% - 98.54%
(93.05%)

			Cumulative probability of default	1.33% - 14.66%
(6.87%)

			Liquidity risk premium	5.00% - 5.00%
(5.00%)

			Recovery rate in default	40.00% - 70.00%
(49.89%)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the three months ended March 31, 2012 (in thousands):

Balance at the beginning of the period	$7,472
Credit gains on available for sales securities included in Other income (expense), net	3
Unrealized gain included in Other comprehensive loss	217

Balance at the end of the period	$7,692

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	2012	2011

Cost of revenues	$13	$17
Selling, general and administrative	227	230
Research and development	78	137

Total stock-based compensation	$318	$384

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of March 31, 2012, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of March 31, 2012.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of March 31, 2012 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense of these performance-based options was approximately $1,071,000 as of March 31, 2012.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

5. Net Income per Share

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31 (in thousands, except per share amounts):

	2012	2011

Numerator:
Net income attributable to Vicor Corporation	$326	$4,018

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,811	41,771
Effect of dilutive securities:
Employee stock options (2)	15	88

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,826	41,859

Basic income per share	$0.01	$0.10

Diluted income per share	$0.01	$0.10

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 466,915 and 234,639 shares of Common Stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$27,936	$32,213
Work-in-process	2,887	3,524
Finished goods	6,575	6,382

	37,398	42,119
Inventory reserves	(5,909)	(6,367)

Net balance	$31,489	$35,752

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2012, and December 31, 2011, giving the Company an approximately 28% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $378,000 and $804,000 for the three months ended March 31, 2012, and 2011, respectively.

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

There was no allocation of equity method income (loss) for the three months ended March 31, 2012 and 2011, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of March 31, 2012, and December 31, 2011.

8. Product Warranties

The Company generally offers a two-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company assesses the adequacy of the warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheets.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Product warranty activity for the three months ended March 31, was as follows (in thousands):

	2012	2011

Balance at the beginning of the period	$572	$649
Accruals for warranties for products sold in the period	82	725
Fulfillment of warranty obligations	(100)	(128)
Revisions of estimated obligations	—	14

Balance at the end of the period	$554	$1,260

9. Income Taxes

In 2012 and 2011, the tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (in thousands):

	2012	2011

Provision for income taxes	$176	$2,053
Effective income tax rate	34.0%	33.0%

For the three months ended March 31, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes.

As of March 31, 2012, the Company had a remaining valuation allowance of approximately $10,257,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

In January 2012, the Company received a notice from the State of New York that its New York corporate tax returns for the tax years 2008 through 2010 had been selected for audit. The State of New York audit was completed and settled in April 2012 for approximately $49,000. This will be recorded as a discrete item in the second quarter of 2012. There are no other income tax audits currently in process.

10. Commitments and Contingencies

At March 31, 2012, the Company had approximately $899,000 of capital expenditure commitments.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. The Company does not believe that any of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations.

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation–related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict was subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers filed their appeal to this total judgment in the amount of approximately $16,479,000 and an oral argument was held in early February 2010 on the insurer’s appeal. On March 16, 2012, the U.S. Court of Appeals for the First Circuit vacated the judgment in favor of the Company and remanded the case for proceedings consistent with the Court’s opinions. The Company is reviewing the Court’s ruling.

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

11. Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.

The Company’s chief operating decision maker evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets and certain other assets. The Corporate segment consists of those operations and assets shared by all segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably cash and cash equivalents, deferred tax assets, long-term investments, the Company’s facilities in Massachusetts, real estate and other assets. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the Condensed Consolidated Financial Statements.

The following table provides significant segment financial data as of and for the three months ended March 31, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1)
2012:
Net revenues	$44,935	$14,418	$2,713	$—	$(2,398)	$59,668
Income (loss) from operations	5,963	(4,792)	(516)	(191)	—	464
Total assets	82,311	25,958	6,542	123,637	(30,024)	208,424
Depreciation and amortization	1,261	894	104	373	—	2,632

2011:
Net revenues	$55,591	$14,307	$3,302	$—	$(2,745)	$70,455
Income (loss) from operations	10,893	(4,313)	61	(221)	—	6,420
Total assets	81,303	31,316	7,846	108,514	(16,417)	212,562
Depreciation and amortization	1,288	873	112	355	—	2,628

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip operations and for the purchase of equipment for both VI Chip and Picor.

12. Impact of Recently Issued Accounting Standards

The Company adopted new accounting guidance related to the presentation of comprehensive income beginning on January 1, 2012. The new accounting guidance requires the Company to present net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company elected to present the required information in two separate but consecutive statements. The Company does not believe the adoption of this new guidance had a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The Company adopted new accounting guidance related to fair value measurement beginning on January 1, 2012, which results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board does not intend for this new guidance to result in a change in the application of the requirements in ASC Topic 820 (“Fair Value Measurements and Disclosure”). The Company does not believe the adoption of this new guidance had a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

Revenues for the first quarter of 2012 decreased by 15.3% to $59,668,000, from $70,455,000 for the corresponding period in 2011, but increased by 1.9% on a sequential basis from $58,551,000 for the fourth quarter of 2011. Export sales as a percentage of total revenues for the three months ended March 31, 2012 and 2011 were approximately 53% and 56%, respectively. Gross margin decreased to $24,467,000 for the first quarter of 2012 from $30,454,000 in the first quarter of 2011, and decreased on a sequential basis from $24,491,000 for the fourth quarter of 2011. Gross margin as a percentage of revenue decreased to 41.0% for the first quarter of 2012 compared to 43.2% for the first quarter of 2011, primarily due to the decrease in net revenues, and decreased on a sequential basis from 41.8% for the fourth quarter of 2011. Net income attributable to Vicor Corporation for the first quarter of 2012 was $326,000, or $0.01 per diluted share, compared to net income attributable to Vicor Corporation of $4,018,000, or $0.10 per diluted share, in the first quarter of 2011, and net income attributable to Vicor Corporation of $677,000, or $0.02 per diluted share, for the fourth quarter of 2011.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $45,788,000 at the end of the first quarter of 2012, as compared to $54,234,000 at the end of 2011.

Operating expenses for the three months ended March 31, 2012, decreased $31,000, or 0.1%, to $24,003,000 from $24,034,000 for the corresponding period in 2011, due to decreases in selling, general and administrative expenses of $20,000 and research and development expenses of $11,000. The primary decreases in selling, general and administrative expenses were commissions expense of $501,000, legal fees of $479,000, depreciation and amortization of $94,000, bad debt expense of $60,000, and employment recruiting expense of $46,000, partially offset by increases in compensation expenses of $696,000, travel expenses of $209,000, outside services of $159,000, and audit, tax, and accounting fees of $110,000. The primary decreases in research and development expenses were supplies expense of $57,000, compensation expenses of $33,000, deferred costs of $33,000, and outside services of $30,000, partially offset by increases in project and pre-production materials of $87,000, and computer related expenses of $54,000.

“Other income (expense), net” for the three months ended March 31, 2012, increased $251,000 to $53,000, compared to ($198,000) for the corresponding period a year ago. The primary reason for the increase were a decrease in foreign currency losses of $279,000, and an increase in gain on disposals of equipment of $23,000, offset by a decrease in interest income of $50,000.

For the three months ended March 31, 2012, depreciation and amortization totaled $2,632,000 and capital additions totaled $1,261,000, compared to $2,628,000 and $2,973,000, respectively, for the first three months of 2011.

Inventories decreased by approximately $4,263,000 or 11.9% to $31,489,000, compared to $35,752,000 at December 31, 2011. This decrease was associated with decreases in VI Chip and BBU inventories of $3,824,000 and $484,000, respectively, partially offset by an increase in Picor inventories of approximately $45,000. The overall decrease reflects an effort to manage the level of raw materials, in particular, in light of reduced bookings.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a complete summary of the critical accounting policies and estimates.

Three months ended March 31, 2012, compared to three months ended March 31, 2011

Net revenues for the first quarter of 2012, were $59,668,000, a decrease of $10,787,000 or 15.3% as compared to $70,455,000 for the same period a year ago, and decreased 1.9% on a sequential basis from the fourth quarter of 2011.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

The components of net revenues for the three months ended March 31, were as follows (dollars in thousands):

			Increase (decrease)
	2012	2011	$	%

BBU	$44,935	$55,591	$(10,656)	(19.2)%
VI Chip	13,832	13,403	429	3.2%
Picor	901	1,461	(560)	(38.3)%

Total	$59,668	$70,455	$(10,787)	(15.3)%

The decrease in BBU revenues is attributed to a decrease in Vicor Custom Power revenue of approximately $6,473,000, due to a decrease in defense electronics bookings and the completion of two major programs in the first quarter of 2011. In addition, BBU component revenues decreased by approximately $5,054,000, which was partially offset by an increase in VJCL revenues of approximately $905,000. The decrease in Picor revenue is attributed to a sequential quarter decline in bookings. Revenue growth for both VI Chip and Picor is expected to decline in 2012. Orders during the three months ending March 31, 2012, increased by 2.3% compared with the fourth quarter of 2011, but were 22.8% lower than the same period in 2011.

Gross margin for the first quarter of 2012 decreased $5,987,000, or 19.7%, to $24,467,000 from $30,454,000 in the first quarter of 2011. Gross margin as a percentage of net revenues decreased to 41.0% from 43.2%. The decrease in gross margin dollars and gross margin percentage was primarily due to the decrease in net revenues. Also contributing to the decrease in gross margin percentage was a shift in product mix to a higher proportion of lower margin VI Chip products, along with lower volumes of higher-margin BBU component products and Vicor Custom Power products.

Selling, general and administrative expenses were $14,160,000 for the quarter ended March 31, 2012, a decrease of $20,000, or 0.1%, as compared to $14,180,000 for the same period in 2011. Selling, general and administrative expenses as a percentage of net revenues, increased to 23.7% from 20.1% for the same period in 2011, primarily due to the decrease in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

The components of the $20,000 decrease in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)

Commissions expense	$(501)	(27.7	)% (1)
Legal fees	(479)	(45.3	)% (2)
Depreciation and amortization	(94)	(11.5)%
Bad debt expense	(60)	(227.9)%
Compensation	696	9.4	% (3)
Travel expenses	209	49.0	% (4)
Outside services	159	36.9	% (5)
Audit, tax, and accounting fees	110	22.2%
Other, net	(60)	(3.5)%

	$(20)	(0.1)%

(1)	Decrease primarily attributed to the decrease in net revenues subject to commissions.
(2)	Decrease in legal fees due to a decrease in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 10 of the Condensed Consolidated Financial Statement for discussion of this matter.
(3)	Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2011, and an increase in fringe benefit expense due to increases in premiums for employee health benefits.
(4)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel, along with sales personnel at VJCL.
(5)	Increase primarily attributed to additional outsourcing of certain sales and marketing and information technology functions.

Research and development expenses were $9,843,000 for the quarter ended March 31, 2012, a decrease of $11,000, or 0.1%, as compared to $9,854,000 for the same period in 2011. As a percentage of net revenues, research and development increased to 16.5% from 14.0%, primarily due to the decrease in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

The components of the $11,000 decrease in research and development expenses were as follows (in thousands):

	Increase (decrease)

Supplies expense	$(57)	(29.8)%
Compensation	(33)	(0.5)%
Deferred costs	(33)	(0.0)%
Outside services/subcontract labor	(30)	(8.6)%
Employment recruiting	(30)	(76.7)%
Project and pre-production materials	87	8.9%
Computer related expenses	54	57.2%
Other, net	31	2.3%

	$(11)	(0.1)%

The major changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2012	2011	Increase (decrease)

Interest income	$34	$84	$(50)
Gain on disposals of equipment	24	1	23
Foreign currency losses	(27)	(306)	279
Credit gain on available for sale securities	3	7	(4)
Other, net	19	16	3

	$53	$(198)	$251

The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments, as well as a general decrease in interest rates. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar.

Income before income taxes was $517,000 for the first quarter of 2012, compared to $6,222,000 for the same period in 2011.

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2012	2011
Provision for income taxes	$176	$2,053
Effective income tax rate	34.0%	33.0%

For the three months ended March 31, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2012

Net income attributable to noncontrolling interest decreased $136,000 from $151,000 to $15,000 for the same period in 2011. This was due to lower net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

Basic and diluted income per share attributable to Vicor Corporation was $0.01 for the first quarter of 2012, compared to $0.10 for the first quarter of 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had $78,250,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.4:1 as of March 31, 2012 and 7.2:1 as of December 31, 2011. Working capital increased $1,869,000 to $126,255,000 as of March 31, 2012 from $124,386,000 as of December 31, 2011. The primary factors affecting the working capital increase were increases in cash and cash equivalents of $6,342,000, accounts receivable of $143,000, as well as decreases in accounts payable of $423,000, deferred revenue of $338,000, income taxes payable of $116,000, and other accrued expenses of $106,000, partially offset by decreases in inventories of $4,263,000, other current assets of $419,000, and deferred tax assets of $134,000, as well as an increase in accrued compensation and benefits of $783,000. The primary sources of cash for the three months ended March 31, 2012, were $7,524,000 from operating activities. The primary use of cash for the three months ended March 31, 2012 was for the purchase of equipment of $1,261,000.

As of March 31, 2012, the Company held $9,100,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2012. As of March 31, 2012, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $899,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2012.

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

March 31, 2012

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2012.

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

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2012). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Vicor Corporation

March 31, 2012

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II — Other Information

March 31, 2012

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 — Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2012	—	$—	—	$8,541,000
February 1 - 29, 2012	—	—	—	8,541,000
March 1 - 31, 2012	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: April 30, 2012	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)