Form 10-Q
period 2012-06-30
VICOR CORP
filed 2012-07-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of June 30, 2012 was:

Common Stock, $.01 par value	30,043,077
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$82,244	$71,908
Accounts receivable, less allowance of $195 in 2012 and $266 in 2011	29,185	31,410
Inventories, net	30,730	35,752
Deferred tax assets	2,228	2,176
Other current assets	2,802	3,088

Total current assets	147,189	144,334
Long-term investments, net	9,635	9,585
Property, plant and equipment, net	44,722	47,241
Long-term deferred tax assets, net	3,039	2,542
Other assets	4,257	4,439

	$208,842	$208,141

Liabilities and Equity
Current liabilities:
Accounts payable	$7,181	$8,151
Accrued compensation and benefits	8,047	7,337
Accrued expenses	2,523	2,846
Income taxes payable	1,223	420
Deferred revenue	604	1,194

Total current liabilities	19,578	19,948
Long-term deferred revenue	1,836	2,124
Long-term income taxes payable	1,341	1,359
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	388	387
Additional paid-in capital	166,904	166,227
Retained earnings	136,908	136,362
Accumulated other comprehensive loss	(197)	(322)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	182,294	180,945
Noncontrolling interest	3,793	3,765

Total equity	186,087	184,710

	$208,842	$208,141

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$55,467	$65,402	$115,135	$135,857
Cost of revenues	31,361	38,093	66,562	78,094

Gross margin	24,106	27,309	48,573	57,763
Operating expenses:
Selling, general and administrative	13,665	13,022	27,825	27,202
Research and development	9,732	9,903	19,575	19,757

Total operating expenses	23,397	22,925	47,400	46,959

Income from operations	709	4,384	1,173	10,804
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	6	1,167	230	1,294
Portion of gain recognized in other comprehensive income	(5)	(807)	(226)	(927)

Net credit gains recognized in earnings	1	360	4	367
Other income (expense), net:	81	186	131	(19)

Total other income (expense), net	82	546	135	348

Income before income taxes	791	4,930	1,308	11,152
Provision for income taxes	547	1,726	723	3,779

Consolidated net income	244	3,204	585	7,373
Less: Net income attributable to noncontrolling interest	24	138	39	289

Net income attributable to Vicor Corporation	$220	$3,066	$546	$7,084

Net income per common share attributable to Vicor Corporation:
Basic	$0.01	$0.07	$0.01	$0.17
Diluted	$0.01	$0.07	$0.01	$0.17
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,811	41,798	41,811	41,785
Diluted	41,812	41,887	41,819	41,873
Cash dividends per share	$—	$—	$0.15	$—

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$244	$3,204	$585	$7,373
Foreign currency translation gains (losses)	121	81	(113)	—
Unrealized gains (net of tax) on available-for-sale securities	5	807	226	927

Consolidated comprehensive income	370	4,092	698	8,300
Less: Comprehensive income attributable to noncontrolling interest	38	145	27	285

Comprehensive income attributable to Vicor Corporation	$332	$3,947	$671	$8,015

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Consolidated net income	$585	$7,373
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,244	5,401
Stock-based compensation expense	670	839
Deferred income taxes	(222)	280
(Decrease) increase in long-term deferred revenue	(72)	420
Excess tax benefit of stock-based compensation	(52)	(44)
(Gain) loss on disposal of equipment	(33)	1
Decrease in long-term income taxes payable	(18)	—
Credit gain on available for sale securities	(4)	(367)
Change in current assets and liabilities, net	6,790	3,195

Net cash provided by operating activities	12,888	17,098

Investing activities:
Additions to property, plant and equipment	(2,785)	(5,035)
Sales and maturities of investments	450	8,260
Purchases of investments	(270)	(270)
Proceeds from sale of equipment	33	4
Decrease (increase) in other assets	11	(10)

Net cash (used in) provided by investing activities	(2,561)	2,949

Financing activities:
Excess tax benefit of stock-based compensation	52	44
Proceeds from issuance of Common Stock	8	418

Net cash provided by financing activities	60	462
Effect of foreign exchange rates on cash	(51)	(9)

Net increase in cash and cash equivalents	10,336	20,500
Cash and cash equivalents at beginning of period	71,908	49,279

Cash and cash equivalents at end of period	$82,244	$69,779

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012. The balance sheet at December 31, 2011, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

As of June 30, 2012, the Company held par value of $9,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

As of June 30, 2012, the Company held auction rate securities that had experienced failed auctions totaling $9,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The majority of the Failed Auction Securities held by the Company were AAA/Aaa rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2012, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2012.

The following is a summary of available-for-sale securities (in thousands):

June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$9,100	$—	$1,402	$7,698
Brokered certificates of deposit	1,460	12	—	1,472
Certificates of deposit	465	—	—	465

	$11,025	$12	$1,402	$9,635

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$9,100	$—	$1,628	$7,472
Brokered certificates of deposits	1,640	8	—	1,648
Certificates of deposit	465	—	—	465

	$11,205	$8	$1,628	$9,585

All of the Failed Auction Securities as of June 30, 2012, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on June 30, 2012, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$413	$414
Due in two to ten years	1,512	1,523
Due in ten to twenty years	3,000	2,710
Due in twenty to forty years	6,100	4,988

	$11,025	$9,635

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on June 30, 2012, with a par value of $9,100,000, was estimated by the Company to be approximately $7,698,000, an increase in fair value of $226,000 from December 31, 2011. The gross unrealized loss of $1,402,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $304,000 and an aggregate temporary impairment of $1,098,000. For the six months ended June 30, 2012, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $4,000, which was recorded in “Net impairment gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the six months ended June 30 (in thousands):

	2012	2011
Balance at the beginning of the period	$308	$610
Reductions for securities sold during the period	—	(366)
Subsequent loss recovery	(4)	—
Reductions in the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	—	(1)

Balance at the end of the period	$304	$243

For the second quarter of 2012, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $5,000 to reflect an increase in the estimated fair value of the Failed Auction Securities.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2012 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2012
Cash Equivalents:
Money market funds	$13,446	$—	$—	$13,446
Long term investments:
Failed Auction Securities	—	—	7,698	7,698
Brokered certificates of deposit	—	1,472	—	1,472
Certificate of deposit	465	—	—	465

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

As of June 30, 2012, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2012. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 3.3%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.

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

Quantitative information about Level 3 fair value measurements as of June 30, 2012 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Failed Auction Securities	$7,698	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.14% (0.08%)
			Cumulative probability of principal return prior to maturity	84.06% - 98.27% (92.30%)
			Cumulative probability of default	1.59% - 15.85% (7.62%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 70.00% (49.89%)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the six months ended June 30, 2012 (in thousands):

Balance at the beginning of the period	$7,472
Credit gains on available for sales securities included in Other income (expense), net	4
Unrealized gain included in Other comprehensive income (loss)	222

Balance at the end of the period	$7,698

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$13	$18	$26	$35
Selling, general and administrative	247	295	474	525
Research and development	92	142	170	279

Total stock-based compensation	$352	$455	$670	$839

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of June 30, 2012, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of June 30, 2012.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of June 30, 2012 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense of these performance-based options was approximately $1,010,000 as of June 30, 2012.

5. Net Income per Share

The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Vicor Corporation	$220	$3,066	$546	$7,084

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,811	41,798	41,811	41,785
Effect of dilutive securities:
Employee stock options (2)	1	89	8	88

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,812	41,887	41,819	41,873

Basic income per share	$0.01	$0.07	$0.01	$0.17

Diluted income per share	$0.01	$0.07	$0.01	$0.17

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 536,173 and 231,687 shares of Common Stock for the three months ended June 30, 2012 and 2011, respectively, and options to purchase 1,682,021 and 235,439 shares of Common Stock for the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

Inventories were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$27,125	$32,213
Work-in-process	2,967	3,524
Finished goods	6,591	6,382

	36,683	42,119
Inventory reserves	(5,953)	(6,367)

Net balance	$30,730	$35,752

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2012, and December 31, 2011, giving the Company an approximately 28% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $638,000 and $2,092,000 for the six months ended June 30, 2012, and 2011, respectively.

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

There was no allocation of equity method income (loss) for the six months ended June 30, 2012 and 2011, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of June 30, 2012, and December 31, 2011.

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

Product warranty activity for the three and six months ended June 30, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$554	$1,260	$572	$649
Accruals for warranties for products sold in the period	136	309	218	1,034
Fulfillment of warranty obligations	(197)	(281)	(297)	(409)
Revisions of estimated obligations	(32)	11	(32)	25

Balance at the end of the period	$461	$1,299	$461	$1,299

9. Income Taxes

In 2012 and 2011, the tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provision for income taxes and the effective income tax rate for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$547	$1,726	$723	$3,779
Effective income tax rate	69.2%	35.0%	55.3%	33.9%

For the three and six months ended June 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The increase in the effective tax rate for the three and six months ended June 30, 2012 compared to 2011 is primarily due to lower expected consolidated pre-tax income for 2012, high state tax expense from separate- company calculations due to expected taxable income from Vicor Corporation-only operations that cannot be offset by operating losses in other business segments, and the inability to generate federal research and development credits because such credits have not been extended by Congress for 2012.

As of June 30, 2012, the Company had a remaining valuation allowance of approximately $10,138,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

In January 2012, the Company received a notice from the State of New York that its New York corporate tax returns for the tax years 2008 through 2010 had been selected for audit. The State of New York audit was completed and settled in April 2012 for approximately $49,000. This was recorded as a discrete item in the second quarter of 2012. There are no other income tax audits currently in process.

10. Commitments and Contingencies

At June 30, 2012, the Company had approximately $992,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. The Company does not believe that any of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations.

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

The following table provides significant segment financial data as of and for the three months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1)
2012:
Net revenues	$45,822	$9,520	$2,401	$—	$(2,276)	$55,467
Income (loss) from operations	8,495	(7,012)	(597)	(177)	—	709
Total assets	86,131	21,234	6,030	129,744	(34,297)	208,842
Depreciation and amortization	1,243	898	102	369	—	2,612
2011:
Net revenues	$49,066	$15,048	$3,638	$—	$(2,350)	$65,402
Income (loss) from operations	8,433	(3,706)	(103)	(240)	—	4,384
Total assets	80,490	30,866	7,861	115,115	(19,232)	215,100
Depreciation and amortization	1,403	901	112	357	—	2,773

The following table provides significant segment financial data as of and for the six months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
2012:
Net revenues	$90,757	$23,938	$5,114	$—	$(4,674)	$115,135
Income (loss) from operations	14,458	(11,804)	(1,113)	(368)	—	1,173
Total assets	86,131	21,234	6,030	129,744	(34,297)	208,842
Depreciation and amortization	2,504	1,792	206	742	—	5,244
2011:
Net revenues	$104,657	$29,355	$6,940	$—	$(5,095)	$135,857
Income (loss) from operations	19,326	(8,019)	(42)	(461)	—	10,804
Total assets	80,490	30,866	7,861	115,115	(19,232)	215,100
Depreciation and amortization	2,691	1,774	225	711	—	5,401

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip operations and for the purchase of equipment for both VI Chip and Picor.

12. Impact of Recently Issued Accounting Standards

The Company adopted new accounting guidance related to the presentation of comprehensive income beginning as of January 1, 2012. The new accounting guidance requires the Company to present net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company elected to present the required information in two separate but consecutive statements. The Company does not believe the adoption of this new guidance had a material effect on the Company’s financial position or results of operations.

The Company adopted new accounting guidance related to fair value measurement beginning as of January 1, 2012, which results in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board does not intend for this new guidance to result in a change in the application of the requirements in ASC Topic 820 (“Fair Value Measurements and Disclosure”). The Company does not believe the adoption of this new guidance had a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

The Company’s bookings, revenues, and operating results in 2012 have been negatively impacted by general economic conditions. Some of the markets in which the Company has historically focused remain in a weakened state. In particular, expenditures in the defense electronics sector have declined from historical levels as a result of governmental budget constraints. In addition, VI Chip and Picor continue to be dependent on a limited number of customers, and the Company has experienced slower than expected growth from certain new product opportunities.

Revenues for the second quarter of 2012 decreased by 15.2% to $55,467,000, from $65,402,000 for the corresponding period in 2011, and decreased by 7.0% on a sequential basis from $59,668,000 for the first quarter of 2012. Export sales as a percentage of total revenues for the three months ended June 30, 2012 and 2011 were approximately 48% and 62%, respectively. Gross margin decreased to $24,106,000 for the second quarter of 2012 from $27,309,000 in the second quarter of 2011, and decreased on a sequential basis from $24,467,000 for the first quarter of 2012. Gross margin as a percentage of revenue increased to 43.5% for the second quarter of 2012 compared to 41.8% for the second quarter of 2011, and increased on a sequential basis from 41.0% for the first quarter of 2012. Net income attributable to Vicor Corporation for the second quarter of 2012 was $220,000, or $0.01 per diluted share, compared to net income attributable to Vicor Corporation of $3,066,000, or $0.07 per diluted share, in the second quarter of 2011, and net income attributable to Vicor Corporation of $326,000, or $0.01 per diluted share, for the first quarter of 2012.

Revenues for the six months ended June 30, 2012, decreased by 15.3% to $115,135,000, compared to $135,857,000 for the corresponding period in 2011. Export sales as a percentage of total revenues for the six months ended June 30, 2012 and 2011 were approximately 51% and 59%, respectively. Gross margin decreased to $48,573,000 for the six months ended June 30, 2012, compared to $57,763,000 for the corresponding period in 2011. Gross margin, as a percentage of revenue, decreased to 42.2% for the six months ended June 30, 2012, compared to 42.5% for the corresponding period a year ago. Net income attributable to Vicor Corporation for the six months ended June 30, 2012, was $546,000, or $0.01 per diluted share, compared to net income attributable to Vicor Corporation of $7,084,000, or $0.17 per diluted share, for the corresponding period a year ago.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $42,219,000 at the end of the second quarter of 2012, as compared to $45,788,000 at the end of the first quarter of 2012.

Operating expenses for the three months ended June 30, 2012, increased $472,000, or 2.1%, to $23,397,000 from $22,925,000 for the corresponding period in 2011, due to an increase in selling, general and administrative expenses of $643,000, offset by a decrease in research and development expenses of $171,000. The primary increases in selling, general and administrative expenses were compensation expenses of $955,000 and travel expenses of $237,000, partially offset by decreases in outside services expense of $197,000, depreciation and amortization of $143,000, audit, tax, and accounting fees of $109,000 and facilities expenses of $80,000. The primary decreases in research and development expenses were compensation expenses of $261,000 and project and pre-production materials of $90,000, partially offset by increases in set-up and tooling expenses of $118,000 and supplies expenses of $66,000.

Operating expenses for the six months ended June 30, 2012 increased $441,000, or 0.9%, to $47,400,000 from $46,959,000 in 2011, due to an increase in selling, general and administrative expenses of $623,000, offset by a decrease in research and development expenses of $182,000. The primary increases in selling, general and administrative expenses were compensation expenses of $1,651,000, and travel expenses of $446,000, partially offset by decreases in legal fees of $483,000, commissions expense of $470,000, depreciation and amortization of $237,000, bad debt expense of $96,000, facilities expenses of $67,000, outside services expense of $37,000, and stockholder reporting expenses of $36,000. The primary decreases in research and development expenses were compensation expenses of $294,000 and outside services expense of $119,000, partially offset by increases in set-up and tooling expenses of $108,000, computer related expenses of $64,000, depreciation and amortization of $29,000, and travel expenses of $21,000.

“Other income (expense), net” for the three months ended June 30, 2012, decreased $464,000 to $82,000 compared to $546,000 for the corresponding period a year ago. The primary reasons for the decrease were decreases in credit gains on available for sale securities of $359,000, foreign currency gains of $84,000, and interest income of $28,000.

“Other income (expense), net” for the six months ended June 30, 2012, decreased $213,000 to $135,000 compared to $348,000 for the corresponding period in 2011. The primary reasons for the decrease were decreases in credit gains on available for sale securities of $363,000 and interest income of $79,000, partially offset by a decrease in foreign currency losses of $195,000.

For the six months ended June 30, 2012, depreciation and amortization totaled $5,244,000 and capital additions totaled $2,785,000, compared to $5,401,000 and $5,035,000, respectively, for the first six months of 2011.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Inventories decreased by approximately $5,022,000 or 14.0% to $30,730,000, compared to $35,752,000 at December 31, 2011. This decrease was associated with decreases in VI Chip and BBU inventories of $4,549,000 and $957,000, respectively, partially offset by an increase in Picor inventories of approximately $484,000. The overall decrease reflects an effort to manage the level of raw materials, in particular, in light of reduced bookings.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a complete summary of the critical accounting policies and estimates.

Three months ended June 30, 2012, compared to three months ended June 30, 2011

Net revenues for the second quarter of 2012, were $55,467,000, a decrease of $9,935,000 or 15.2% as compared to $65,402,000 for the same period a year ago, and decreased 7.0% on a sequential basis from the first quarter of 2012.

The components of net revenues for the three months ended June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2012	2011	$	%
BBU	$45,822	$49,066	$(3,244)	(6.6)%
VI Chip	9,069	14,685	(5,616)	(38.2)%
Picor	576	1,651	(1,075)	(65.1)%

Total	$55,467	$65,402	$(9,935)	(15.2)%

The decrease in BBU revenues is attributed to a decrease in BBU component revenues of approximately $2,128,000 and a decrease in Westcor revenue of approximately $1,131,000, partially offset by an increase in Vicor Custom Power revenue of approximately $233,000. The decrease in VI Chip and Picor revenue is a result of lower bookings over the last three quarters and reflects a dependence on a limited number of customers. Revenue growth for both VI Chip and Picor is expected to decline in 2012. Orders during the three months ending June 30, 2012, increased by 1.7% compared with the first quarter of 2012, but were 6.2% lower than the same period in 2011.

Gross margin for the second quarter of 2012 decreased $3,203,000, or 11.7%, to $24,106,000 from $27,309,000 in the second quarter of 2011 due to a decrease in net revenues. Gross margin as a percentage of net revenues increased to 43.5% from 41.8%, primarily due to the shift to a larger proportion of higher margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Selling, general and administrative expenses were $13,665,000 for the quarter ended June 30, 2012, an increase of $643,000, or 4.9%, compared to $13,022,000 for the same period in 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 24.6% from 19.9% for the same period in 2011, primarily due to a decrease in net revenues.

The components of the $643,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$955	13.3	%(1)
Travel expenses	237	45.1	%(2)
Employment recruiting	68	127.5%
Outside services	(197)	(31.5	)%(3)
Depreciation and amortization	(143)	(16.5	)%(4)
Audit, tax, and accounting fees	(109)	(47.1)%
Facilities expenses	(80)	(26.6)%
Other, net	(88)	(2.7)%

	$643	4.9%

(1)	Increase primarily attributed to an increase in headcount, annual compensation adjustments in May 2012, and an increase in fringe benefit expense due to increases in premiums for employee health benefits.
(2)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel and VJCL sales personnel.
(3)	Decrease primarily attributed to overall decreased use of outside services throughout the Company.
(4)	Decrease attributed to certain of the Company’s corporate fixed assets becoming fully depreciated during 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Research and development expenses were $9,732,000 for the quarter ended June 30, 2012, a decrease of $171,000, or 1.7%, compared to $9,903,000 for the same period in 2011. As a percentage of net revenues, research and development increased to 17.5% from 15.1% for the same period in 2011, primarily due to a decrease in net revenues.

The components of the $171,000 decrease in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$(261)	(3.7	)%(1)
Project and pre-production materials	(90)	(9.8)%
Outside services	(89)	(23.6)%
Set-up and tooling expenses	118	445.0	%(2)
Supplies expense	66	39.2%
Employment recruiting	28	315.0%
Deferred costs	27	100.0%
Other, net	30	2.1%

	$(171)	(1.7)%

(1)	Decrease attributed to reductions in VI Chip and Westcor headcount and a decrease in VI Chip and Picor stock compensation expense.
(2)	Increase primarily attributed to an increase in tooling charges associated with the development of VI Chip products.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2012	2011	Increase (decrease)
Interest income	$40	$68	$(28)
Gain (loss) on disposals of equipment	9	(1)	10
Foreign currency gains	—	84	(84)
Credit gain on available for sale securities	1	360	(359)
Other, net	32	35	(3)

	$82	$546	$(464)

The decrease in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,800,000 of auction rate securities during the three months ended June 30, 2011 for which credit losses had previously been recorded. There were no redemptions during the three months ended June 30, 2012. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

Income before income taxes was $791,000 for the second quarter of 2012, compared to $4,930,000 for the same period in 2011.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2012	2011
Provision for income taxes	$547	$1,726
Effective income tax rate	69.2%	35.0%

For the three months ended June 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The increase in the effective tax rate for the three months ended June 30, 2012 compared to 2011 is primarily due to lower expected consolidated pre-tax income for 2012, high state tax expense from separate-company calculations due to expected taxable income from Vicor Corporation-only operations that cannot be offset by operating losses in other business segments, and the inability to generate federal research and development credits because such credits have not been extended by Congress for 2012.

Net income attributable to noncontrolling interest decreased $114,000 to $24,000 for the three months ended June 30, 2012 from $138,000 for the same period in 2011. This decrease was due to lower net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

Basic and diluted income per share attributable to Vicor Corporation was $0.01 for the second quarter of 2012, compared to $0.07 for the second quarter of 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net revenues for the six months ended June 30, 2012 were $115,135,000, a decrease of $20,722,000 or 15.3%, compared to $135,857,000 for the same period a year ago.

The components of net revenues for the six months ended June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2012	2011	$	%
BBU	$90,757	$104,657	$(13,900)	(13.3)%
VI Chip	22,900	28,088	(5,188)	(18.5)%
Picor	1,478	3,112	(1,634)	(52.5)%

Total	$115,135	$135,857	$(20,722)	(15.3)%

The decrease in BBU revenues is primarily attributed to a decrease in BBU component revenues of approximately $7,182,000, a decrease in Vicor Custom Power revenues of approximately $6,240,000, and a decrease in Westcor revenues of approximately $1,170,000, partially offset by an increase in VJCL revenues of $687,000. The decrease in Vicor Custom Power revenue was due to a decrease in defense electronics bookings and the completion of two major programs in the first quarter of 2011. The decrease in VI Chip and Picor revenues is a result of lower bookings and reflects a dependence on a limited number of customers. Overall bookings during the six months ended June 30, 2012 decreased by 3.1% compared with the last six months of 2011. This decrease was attributed to decreases in VI Chip and Picor orders of 30.5% and 24.5%, respectively, partially offset by an increase in BBU orders of 3.0%.

Gross margin for the first six months of 2012 decreased $9,190,000, or 15.9%, to $48,573,000 from $57,763,000 compared to the same period a year ago, due to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 42.2% from 42.5%, due to a decrease in net revenues, but was partially offset by higher average selling prices for BBU and VI Chip products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Selling, general and administrative expenses were $27,825,000 for the six months ended June 30, 2012, an increase of $623,000, or 2.3%, compared to $27,202,000 for the same period in 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 24.2% from 20.0% for the same period in 2011, primarily due to the decrease in net revenues.

The components of the $623,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,651	11.3	%(1)
Travel expenses	446	46.8	%(2)
Advertising expenses	47	4.3%
Legal fees	(483)	(29.3	)%(3)
Commissions expense	(470)	(15.1	)%(4)
Depreciation and amortization	(237)	(14.1	)%(5)
Bad debt expense	(96)	(340.5)%
Facilities expenses	(67)	(10.1)%
Outside services	(37)	(3.5)%
Stockholder reporting expense	(36)	(27.5)%
Other, net	(95)	(4.2	)%(6)

	$623	2.3%

(1)	Increase primarily attributed to an increase in headcount, annual compensation adjustments in May 2012, and an increase in fringe benefit expense due to increases in premiums for employee health benefits.
(2)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel and VJCL sales personnel.
(3)	Decrease in legal fees attributed to a decrease in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 10 to the Condensed Consolidated Financial Statements.
(4)	Decrease primarily attributed to the decrease in net revenues subject to commissions.
(5)	Decrease attributed to certain of the Company’s corporate fixed assets becoming fully depreciated during 2012.
(6)	Other, net consists of several items, none of which was individually material.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Research and development expenses were $19,575,000 for the six months ended June 30, 2012, a decrease of $182,000, or 0.9%, compared to $19,757,000 for the same period in 2011. As a percentage of net revenues, research and development increased to 17.0% from 14.5% for the same period in 2011 primarily due to a decrease in net revenues.

The components of the $182,000 decrease in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$(294)	(2.1	)%(1)
Outside services	(119)	(16.4	)%(2)
Set-up and tooling expenses	108	96.9	%(3)
Computer related expenses	64	33.8%
Depreciation and amortization	29	3.3%
Travel expenses	21	17.7%
Other, net	9	0.2%

	$(182)	(0.9)%

(1)	Decrease attributed to reductions in VI Chip and Westcor headcount and a decrease in VI Chip and Picor stock compensation expense.
(2)	Decrease primarily attributed to decreased use of outside services and subcontract labor due to decreased activity at Vicor Custom Power subsidiaries.
(3)	Increase primarily attributed to an increase in tooling charges associated with the development of VI Chip products.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2012	2011	Increase (decrease)
Interest income	$73	$152	$(79)
Gain (loss) on disposals of equipment	33	(1)	34
Foreign currency losses	(27)	(222)	195
Credit gain on available for sale securities	4	367	(363)
Other, net	52	52	—

	$135	$348	$(213)

The decrease in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,900,000 of auction rate securities during the six months ended June 30, 2011 for which credit losses had previously been recorded. There were no redemptions during the six months ended June 30, 2012. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

Income before income taxes was $1,308,000 for the first six months of 2012 compared to $11,152,000 for the same period in 2011.

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2012	2011
Provision for income taxes	$723	$3,779
Effective income tax rate	55.3%	33.9%

For the six months ended June 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The increase in the effective tax rate for the six months ended June 30, 2012 compared to 2011 is primarily due to lower expected consolidated pre-tax income for 2012, high state tax expense from separate company calculations due to expected taxable income from Vicor Corporation-only operations that cannot be offset by operating losses in other business segments, and the inability to generate federal research and development credits because such credits have not been extended by Congress for 2012.

Net income of noncontrolling interest decreased $250,000 to $39,000 in the first six months of 2012 from $289,000 for the same period in 2011. This decrease was due to lower net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

Basic and diluted income per share attributable to Vicor Corporation was $0.01 for the first six months of 2012, compared to $0.17 for the first six months of 2011.

Liquidity and Capital Resources

At June 30, 2012, the Company had $82,244,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.5:1 as of June 30, 2012 and 7.2:1 as of December 31, 2011. Working capital increased $3,225,000 to $127,611,000 as of June 30, 2012 from $124,386,000 as of December 31, 2011.

The primary working capital changes were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$10,336
Accounts receivable	(2,225)
Inventories	(5,022)
Other current assets	(286)
Accounts payable	970
Accrued compensation and benefits	(710)
Accrued expenses	323
Income taxes payable	(803)
Deferred revenue	590
Other	52

$3,225

The primary source of cash for the six months ended June 30, 2012 was $12,888,000 from operating activities. The primary use of cash for the six months ended June 30, 2012 was for the purchase of equipment of $2,785,000.

As of June 30, 2012, the Company held $9,100,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2012. As of June 30, 2012, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2012

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $992,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2012.

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

June 30, 2012

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of June 30, 2012.

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

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2012). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

June 30, 2012

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2012

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	—	$—	—	$8,541,000
May 1 - 31, 2012	—	—	—	8,541,000
June 1 - 30, 2012	—	—	—	8,541,000

Total	—	$—	—	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 30, 2012	By:	/s/ PATRIZIO VINCIARELLI
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2012	By:	/s/ JAMES A. SIMMS
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)