Form 10-Q
period 2012-09-30
VICOR CORP
filed 2012-10-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of September 30, 2012 was:

Common Stock, $.01 par value	30,043,777
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$84,752	$71,908
Accounts receivable, less allowance of $190 in 2012 and $266 in 2011	31,278	31,410
Inventories, net	30,762	35,752
Deferred tax assets	2,243	2,176
Other current assets	2,823	3,088

Total current assets	151,858	144,334
Long-term investments, net	6,895	9,585
Property, plant and equipment, net	44,119	47,241
Long-term deferred tax assets, net	2,731	2,542
Other assets	4,196	4,439

	$209,799	$208,141

Liabilities and Equity
Current liabilities:
Accounts payable	$7,551	$8,151
Accrued compensation and benefits	8,544	7,337
Accrued expenses	2,486	2,846
Income taxes payable	434	420
Deferred revenue	652	1,194

Total current liabilities	19,667	19,948

Long-term deferred revenue	1,693	2,124
Long-term income taxes payable	1,349	1,359

Commitments and contingencies (Note 10)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	389	387
Additional paid-in capital	167,206	166,227
Retained earnings	137,099	136,362
Accumulated other comprehensive income (loss)	214	(322)
Treasury stock, at cost	(121,827)	(121,827)

Total Vicor Corporation stockholders’ equity	183,199	180,945
Noncontrolling interest	3,891	3,765

Total equity	187,090	184,710

	$209,799	$208,141

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$52,948	$58,560	$168,083	$194,417
Cost of revenues	29,995	34,120	96,557	112,214

Gross margin	22,953	24,440	71,526	82,203
Operating expenses:
Selling, general and administrative	13,425	13,072	41,250	40,274
Research and development	9,232	9,694	28,807	29,451

Total operating expenses	22,657	22,766	70,057	69,725

Income from operations	296	1,674	1,469	12,478
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	351	(125)	581	1,169
Portion of (gain) loss recognized in other comprehensive income	(339)	53	(565)	(874)

Net credit gains (losses) recognized in earnings	12	(72)	16	295
Other income, net:	58	72	189	53

Total other income, net	70	0	205	348

Income before income taxes	366	1,674	1,674	12,826
Provision for income taxes	86	499	809	4,278

Consolidated net income	280	1,175	865	8,548
Less: Net income attributable to noncontrolling interest	89	93	128	382

Net income attributable to Vicor Corporation	$191	$1,082	$737	$8,166

Net income per common share attributable to Vicor Corporation:
Basic	$0.00	$0.03	$0.02	$0.20
Diluted	$0.00	$0.03	$0.02	$0.20
Shares used to compute net income per share attributable to Vicor Corporation:
Basic	41,811	41,810	41,811	41,793
Diluted	41,815	41,851	41,818	41,865

Cash dividends per share	$0.00	$0.15	$0.00	$0.15

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income	$280	$1,175	$865	$8,548
Foreign currency translation gains (losses)	82	141	(31)	141
Unrealized gains (losses), net of tax on available-for-sale securities	339	(53)	565	874

Consolidated comprehensive income	701	1,263	1,399	9,563
Less: Comprehensive income attributable to noncontrolling interest	99	106	126	391

Comprehensive income attributable to Vicor Corporation	$602	$1,157	$1,273	$9,172

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Consolidated net income	$865	$8,548
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,870	8,214
Stock-based compensation expense	970	1,444
(Decrease) increase in long-term deferred revenue	(107)	386
Deferred income taxes	(88)	124
Excess tax benefit of stock-based compensation	(78)	(44)
Gain on disposal of equipment	(31)	(31)
Credit gain on available-for-sale securities	(16)	(295)
Decrease in long-term income taxes payable	(10)	0
Change in current assets and liabilities, net	4,932	3,308

Net cash provided by operating activities	14,307	21,654

Investing activities:
Additions to property, plant and equipment	(4,838)	(6,251)
Sales and maturities of investments	3,540	8,576
Purchases of investments	(270)	(603)
Proceeds from sale of equipment	31	10
Decrease (increase) in other assets	4	(43)

Net cash (used in) provided by investing activities	(1,533)	1,689

Financing activities:
Excess tax benefit of stock-based compensation	78	44
Proceeds from issuance of Common Stock	9	446
Common Stock dividends paid	0	(6,272)

Net cash provided by (used for) financing activities	87	(5,782)

Effect of foreign exchange rates on cash	(17)	49

Net increase in cash and cash equivalents	12,844	17,610
Cash and cash equivalents at beginning of period	71,908	49,279

Cash and cash equivalents at end of period	$84,752	$66,889

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012. The balance sheet at December 31, 2011, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

The Company’s long-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. In determining the amount of credit loss, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

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

As of September 30, 2012, the Company held par value of $6,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

As of September 30, 2012, the Company held auction rate securities that had experienced failed auctions totaling $6,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company were AAA/Aaa/A3 rated by the major credit rating agencies, with all of the securities collateralized by student loans, of which most are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2012, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2012.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,100	$0	$1,051	$5,049
Brokered certificates of deposit	1,370	11	0	1,381
Certificates of deposit	465	0	0	465

	$7,935	$11	$1,051	$6,895

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$9,100	$0	$1,628	$7,472
Brokered certificates of deposits	1,640	8	0	1,648
Certificates of deposit	465	0	0	465

	$11,205	$8	$1,628	$9,585

All of the Failed Auction Securities as of September 30, 2012, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on September 30, 2012, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$593	$596
Due in two to ten years	1,242	1,250
Due in ten to twenty years	0	0
Due in twenty to forty years	6,100	5,049

	$7,935	$6,895

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on September 30, 2012, with a par value of $6,100,000, was estimated by the Company to be approximately $5,049,000, an increase in fair value of $577,000, net of $3,000,000 of redemptions from December 31, 2011. The gross unrealized loss of $1,051,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $292,000 and an aggregate temporary impairment of $759,000. For the nine months ended September 30, 2012, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $16,000, which was recorded in “Net credit gains (losses) recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the nine months ended September 30 (in thousands):

	2012	2011
Balance at the beginning of the period	$308	$610
Reductions for securities sold during the period	(16)	(366)
Additions for the amount related to credit (gain) loss for which other-than- temporary impairment was not previously recognized	0	71

Balance at the end of the period	$292	$315

In the third quarter of 2012, the Company decreased the temporary impairment recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $339,000 to reflect an increase in the estimated fair value of the Failed Auction Securities.

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

September 30, 2012

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2012 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2012
Cash Equivalents:
Money market funds	$12,798	$0	$0	$12,798
Long term investments:
Failed Auction Securities	0	0	5,049	5,049
Brokered certificates of deposit	0	1,381	0	1,381
Certificate of deposit	465	0	0	465

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

As of September 30, 2012, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2012. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 4.7%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $300,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

The significant unobservable inputs used in the fair value measurement of the Company’s Failed Auction Securities are the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium, and the recovery rate in default. Significant increases (decreases) in any of those inputs in isolation would result in changes in fair value measurement. Significant increases (decreases) in the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, and the recovery rate in default would result in a higher (lower) fair value measurement, while increases (decreases) in the cumulative probability of default and the liquidity risk premium would result in a lower (higher) fair value measurement.

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

Quantitative information about Level 3 fair value measurements as of September 30, 2012 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Failed Auction Securities	$5,049	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.10% (0.06%)
			Cumulative probability of principal return prior to maturity	84.65% - 95.18% (89.83%)
			Cumulative probability of default	4.82% - 15.25% (10.12%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the nine months ended September 30, 2012 (in thousands):

Balance at the beginning of the period	$7,472
Redemptions, at par	(3,000)
Credit gains on available-for-sale securities included in Other income (expense), net	16
Unrealized gain included in Other comprehensive income (loss)	561

Balance at the end of the period	$5,049

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$10	$16	$36	$51
Selling, general and administrative	205	362	679	887
Research and development	85	227	255	506

Total stock-based compensation	$300	$605	$970	$1,444

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of September 30, 2012, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of September 30, 2012.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of September 30, 2012 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense of these performance-based options was approximately $953,000 as of September 30, 2012.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

5. Net Income per Share

The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Vicor Corporation	$191	$1,082	$737	$8,166

Denominator:
Denominator for basic income per share-weighted average shares (1)	41,811	41,810	41,811	41,793
Effect of dilutive securities:
Employee stock options (2)	4	41	7	72

Denominator for diluted income per share – adjusted weighted-average shares and assumed conversions	41,815	41,851	41,818	41,865

Basic income per share	$0.00	$0.03	$0.02	$0.20

Diluted income per share	$0.00	$0.03	$0.02	$0.20

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 550,655 and 366,833 shares of Common Stock for the three months ended September 30, 2012 and 2011, respectively, and options to purchase 490,585 and 259,047 shares of Common Stock for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$26,930	$32,213
Work-in-process	3,407	3,524
Finished goods	6,829	6,382

	37,166	42,119
Inventory reserves	(6,404)	(6,367)

Net balance	$30,762	$35,752

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2012, and December 31, 2011, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,210,000 and $3,980,000 for the nine months ended September 30, 2012, and 2011, respectively.

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

There was no allocation of equity method income (loss) for the nine months ended September 30, 2012 and 2011, as GWS incurred a net loss in each period. The balance in the Company’s investment in GWS was zero as of September 30, 2012, and December 31, 2011.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Product warranty activity for the three and nine months ended September 30, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$461	$1,299	$572	$649
Accruals for warranties for products sold in the period	161	282	379	1,316
Fulfillment of warranty obligations	(133)	(616)	(430)	(1,025)
Revisions of estimated obligations	(8)	(369)	(40)	(344)

Balance at the end of the period	$481	$596	$481	$596

9. Income Taxes

In 2012 and 2011, the tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected annual pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provision for income taxes and the effective income tax rate for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$86	$499	$809	$4,278
Effective income tax rate	23.5%	29.8%	48.3%	33.4%

For the three and nine months ended September 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The increase in the effective tax rate for the nine months ended September 30, 2012 compared to 2011 is primarily due to lower expected consolidated pre-tax income for 2012, high state tax expense from separate-company calculations due to expected taxable income from Vicor Corporation-only operations that cannot be offset by operating losses in other business segments, and the inability to generate federal research and development credits because such credits have not been extended by Congress for 2012.

As of September 30, 2012, the Company had a remaining valuation allowance of approximately $9,809,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time or the credits may expire without being utilized. Management assesses the need for the valuation allowance on a quarterly basis. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

10. Commitments and Contingencies

At September 30, 2012, the Company had approximately $2,019,000 of capital expenditure commitments.

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

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation–related settlements in the fourth quarter of 2006. The Company has been seeking further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict was subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers filed their appeal to this total judgment in the amount of approximately $16,479,000 and an oral argument was held in early February 2010 on the insurer’s appeal. On March 16, 2012, the U.S. Court of Appeals for the First Circuit vacated the judgment in favor of the Company and remanded the case for proceedings consistent with the Court’s opinions. On October 3, 2012, a stipulation of dismissal with prejudice was filed with the Court, reflecting the contemporaneous settlement agreement between the Company and the insurance carriers in which the company received a cash payment of $1,975,000 in exchange for its release of the insurance carriers from future claims. The settlement amount of $1,975,000 will be recorded as a gain from litigation–related settlement in the fourth quarter of 2012.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

11. Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table provides significant segment financial data as of and for the three months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
	(1)	(1)			(1)
2012:
Net revenues	$45,753	$7,487	$2,206	$0	$(2,498)	$52,948
Income (loss) from operations	7,903	(6,620)	(813)	(174)	0	296
Total assets	94,532	22,085	5,245	129,444	(41,507)	209,799
Depreciation and amortization	1,267	885	103	371	0	2,626

2011:
Net revenues	$43,968	$13,609	$3,421	$0	$(2,438)	$58,560
Income (loss) from operations	5,941	(3,646)	(508)	(113)	0	1,674
Total assets	80,801	30,611	7,885	112,465	(23,778)	207,984
Depreciation and amortization	1,410	899	117	386	0	2,812

The following table provides significant segment financial data as of and for the nine months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
2012:
Net revenues	$136,510	$31,425	$7,320	$0	$(7,172)	$168,083
Income (loss) from operations	22,361	(18,424)	(1,926)	(542)	0	1,469
Total assets	94,532	22,085	5,245	129,444	(41,507)	209,799
Depreciation and amortization	3,771	2,677	309	1,113	0	7,870

2011:
Net revenues	$148,625	$42,964	$10,361	$0	$(7,533)	$194,417
Income (loss) from operations	25,267	(11,665)	(550)	(574)	0	12,478
Total assets	80,801	30,611	7,885	112,465	(23,778)	207,984
Depreciation and amortization	4,100	2,674	342	1,098	0	8,214

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip operations and for the purchase of equipment for both VI Chip and Picor.

12. Impact of Recently Issued Accounting Standards

The Company adopted new accounting guidance related to the presentation of comprehensive income beginning as of January 1, 2012. The new accounting guidance requires the Company to present consolidated net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company elected to present the required information in two separate but consecutive statements. The Company does not believe the adoption of this new guidance had a material effect on the Company’s financial position or results of operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

September 30, 2012

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

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of the Company’s products or to third parties for separate applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

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

Revenues for the third quarter of 2012 decreased by 9.6% to $52,948,000, from $58,560,000 for the corresponding period in 2011, and decreased by 4.5% on a sequential basis from $55,467,000 for the second quarter of 2012. Export sales as a percentage of total revenues for the three months ended September 30, 2012 and 2011 were approximately 52% and 56%, respectively. Gross margin decreased to $22,953,000 for the third quarter of 2012 from $24,440,000 in the third quarter of 2011, and decreased on a sequential basis from $24,106,000 for the second quarter of 2012. Gross margin as a percentage of revenue increased to 43.4% for the third quarter of 2012 compared to 41.7% for the third quarter of 2011, but decreased on a sequential basis from 43.5% for the second quarter of 2012. Net income attributable to Vicor Corporation for the third quarter of 2012 was $191,000, or $0.00 per diluted share, compared to net income attributable to Vicor Corporation of $1,082,000, or $0.03 per diluted share, in the third quarter of 2011, and net income attributable to Vicor Corporation of $220,000, or $0.01 per diluted share, for the second quarter of 2012.

Revenues for the nine months ended September 30, 2012, decreased by 13.5% to $168,083,000, compared to $194,417,000 for the corresponding period in 2011. Export sales as a percentage of total revenues for the nine months ended September 30, 2012 and 2011 were approximately 51% and 58%, respectively. Gross margin decreased to $71,526,000 for the nine months ended September 30, 2012, compared to $82,203,000 for the corresponding period in 2011. Gross margin, as a percentage of revenue, increased to 42.6% for the nine months ended September 30, 2012, compared to 42.3% for the corresponding period a year ago. Net income attributable to Vicor Corporation for the nine months ended September 30, 2012, was $737,000, or $0.02 per diluted share, compared to net income attributable to Vicor Corporation of $8,166,000, or $0.20 per diluted share, for the corresponding period a year ago.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $42,880,000 at the end of the third quarter of 2012, as compared to $42,219,000 at the end of the second quarter of 2012.

Operating expenses for the three months ended September 30, 2012, decreased $109,000, or 0.5%, to $22,657,000 from $22,766,000 for the corresponding period in 2011, due to a decrease in research and development expenses of $462,000, offset by an increase in selling, general and administrative expenses of $353,000. The primary decreases in research and development expenses were compensation expenses of $625,000 and supplies expenses of $91,000, partially offset by increases in project and pre-production materials of $182,000, and deferred costs of $71,000. The primary increases in selling, general and administrative expenses were compensation expenses of $681,000, stockholder reporting expenses of $67,000, and audit, tax, and accounting fees of $60,000, partially offset by decreases in depreciation and amortization of $153,000, legal fees of $102,000, outside services expense of $65,000, commissions expense of $60,000, and facilities expenses of $57,000.

Operating expenses for the nine months ended September 30, 2012 increased $332,000, or 0.5%, to $70,057,000 from $69,725,000 in 2011, due to an increase in selling, general and administrative expenses of $976,000, offset by a decrease in research and development expenses of $644,000. The primary increases in selling, general and administrative expenses were compensation expenses of $2,332,000, and travel expenses of $469,000, partially offset by decreases in legal fees of $585,000, commissions expense of $531,000, depreciation and amortization of $390,000, facilities expenses of $123,000, bad debt expense of $103,000, and outside services expense of $102,000. The primary decreases in research and development expenses were compensation expenses of $920,000 and outside services expense of $116,000, partially offset by increases in project and pre-production materials of $179,000, set-up and tooling expenses of $88,000, computer related expenses of $87,000, and deferred costs of $66,000.

“Other income (expense), net” for the three months ended September 30, 2012, increased $70,000 to $70,000 compared to zero for the corresponding period a year ago. The primary reasons for the increase were increases in credit gains on available-for-sale securities of $84,000, and foreign currency gains of $62,000, partially offset by decreases in gains on disposals of equipment of $35,000, and interest income of $33,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

“Other income (expense), net” for the nine months ended September 30, 2012, decreased $143,000 to $205,000 compared to $348,000 for the corresponding period in 2011. The primary reasons for the decrease were decreases in credit gains on available-for-sale securities of $279,000, and interest income of $110,000, partially offset by a decrease in foreign currency losses of $258,000.

For the nine months ended September 30, 2012, depreciation and amortization totaled $7,870,000 and capital additions totaled $4,838,000, compared to $8,214,000 and $6,251,000, respectively, for the first nine months of 2011.

Inventories decreased by approximately $4,990,000 or 14.0% to $30,762,000, compared to $35,752,000 at December 31, 2011. This decrease was associated with decreases in VI Chip and BBU inventories of $4,469,000 and $850,000, respectively, partially offset by an increase in Picor inventories of approximately $329,000. The overall decrease reflects an effort to manage the level of raw materials, in particular, in light of reduced bookings.

In October 2012, the Company entered into a settlement agreement with its insurance carriers with regard to claims for additional reimbursement arising from the settlement of certain litigation with Ericsson, Inc., the U.S. affiliate of LM Ericsson. In exchange for $1,975,000, the Company agreed to release the insurance carriers from future claims. The settlement amount of $1,975,000 will be recorded as a gain from litigation–related settlement in the fourth quarter of 2012.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a complete summary of the critical accounting policies and estimates.

Three months ended September 30, 2012, compared to three months ended September 30, 2011

Net revenues for the third quarter of 2012, were $52,948,000, a decrease of $5,612,000 or 9.6% as compared to $58,560,000 for the same period a year ago, and decreased 4.5% on a sequential basis from the second quarter of 2012.

The components of net revenues for the three months ended September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2012	2011	$	%
BBU	$45,753	$43,968	$1,785	4.1%
VI Chip	6,443	12,888	(6,445)	(50.0)%
Picor	752	1,704	(952)	(55.9)%

Total	$52,948	$58,560	$(5,612)	(9.6)%

The increase in BBU revenues is attributed to an increase in BBU component revenues of approximately $3,131,000, partially offset by decreases in VJCL and Westcor revenues of approximately $932,000 and $455,000, respectively. The decrease in VI Chip and Picor revenue is a result of lower bookings over the last four quarters, delays in new product introductions, and reflects a dependence on a limited number of customers. Orders during the three months ending September 30, 2012, increased by 3.0% compared with the second quarter of 2012, but were 5.1% lower than the same period in 2011.

Gross margin for the third quarter of 2012 decreased $1,487,000, or 6.1%, to $22,953,000 from $24,440,000 in the third quarter of 2011 due to a decrease in net revenues. Gross margin as a percentage of net revenues increased to 43.4% from 41.7%, primarily due to the shift to a larger proportion of higher margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

Selling, general and administrative expenses were $13,425,000 for the quarter ended September 30, 2012, an increase of $353,000, or 2.7%, compared to $13,072,000 for the same period in 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 25.4% from 22.3% for the same period in 2011, primarily due to a decrease in net revenues.

The components of the $353,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$681	9.3	% (1)
Stockholder reporting	67	357.6	% (2)
Audit, tax, and accounting fees	60	21.3%
Travel expenses	23	3.5%
Employment recruiting	(56)	(31.1)%
Facilities expenses	(57)	(16.5)%
Commissions expense	(60)	(4.5)%
Outside services	(65)	(11.9)%
Legal fees	(102)	(26.5	)% (3)
Depreciation and amortization	(153)	(17.4	)% (4)
Other, net	15	1.2%

	$353	2.7%

(1)	Increase primarily attributed to an increase in headcount, annual compensation adjustments in May 2012, and an increase in fringe benefit expense due to increases in premiums for employee health benefits.
(2)	Increase primarily attributed to differences in the timing of expenses for certain stockholder reporting activities.
(3)	Decrease attributed to a decrease in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 10 to the Condensed Consolidated Financial Statements.
(4)	Decrease attributed to certain of the Company’s corporate fixed assets becoming fully depreciated during 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

Research and development expenses were $9,232,000 for the quarter ended September 30, 2012, a decrease of $462,000, or 4.8%, compared to $9,694,000 for the same period in 2011. As a percentage of net revenues, research and development increased to 17.4% from 16.6% for the same period in 2011, primarily due to a decrease in net revenues.

The components of the $462,000 decrease in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$(625)	(8.9	)% (1)
Supplies expenses	(91)	(43.1)%
Set-up and tooling expenses	(21)	(25.6)%
Computer related expenses	23	36.4%
Deferred costs	71	100.0%
Project and pre-production materials	182	23.7	% (2)
Other, net	(1)	(0.9)%

	$(462)	(4.8)%

(1)	Decrease attributed to reductions in VI Chip and Westcor headcount and a decrease in VI Chip and Picor stock compensation expense.
(2)	Increase primarily attributed to an increase in project materials associated with the development of BBU and VI Chip products, offset by a decrease in pre-production materials for VI Chip.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2012	2011	Increase (decrease)
Interest income	$40	$73	$(33)
Gain (loss) on disposals of equipment	(2)	33	(35)
Foreign currency gains (losses)	7	(55)	62
Credit gain (loss) on available-for-sale securities	12	(72)	84
Other, net	13	21	(8)

	$70	$0	$70

The increase in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to more favorable assumptions regarding default probabilities and liquidity risk on a reduced portfolio as of September 30, 2012, compared to September 30, 2011. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

Income before income taxes was $366,000 for the third quarter of 2012, compared to $1,674,000 for the same period in 2011.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2012	2011
Provision for income taxes	$86	$499
Effective income tax rate	23.5%	29.8%

For the three months ended September 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The decrease in the effective tax rate for the three months ended September 30, 2012 compared to 2011 is primarily due to additional expense recorded for certain discrete items in the third quarter of 2011.

Net income attributable to noncontrolling interest decreased $4,000 to $89,000 for the three months ended September 30, 2012 from $93,000 for the same period in 2011. This decrease was due to lower net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

Basic and diluted income per share attributable to Vicor Corporation was $0.00 for the third quarter of 2012, compared to $0.03 for the third quarter of 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net revenues for the nine months ended September 30, 2012 were $168,083,000, a decrease of $26,334,000 or 13.5%, compared to $194,417,000 for the same period a year ago.

The components of net revenues for the nine months ended September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2012	2011	$	%
BBU	$136,510	$148,625	$(12,115)	(8.2)%
VI Chip	29,343	40,976	(11,633)	(28.4)%
Picor	2,230	4,816	(2,586)	(53.7)%

Total	$168,083	$194,417	$(26,334)	(13.5)%

The decrease in BBU revenues is primarily attributed to decreases in Vicor Custom Power revenues of approximately $6,145,000, BBU component revenues of approximately $4,051,000, and Westcor revenues of approximately $1,624,000. The decrease in Vicor Custom Power revenue was due to a decrease in defense electronics bookings and the completion of two major programs in the first quarter of 2011. The decrease in VI Chip and Picor revenues is a result of lower bookings, delays in new product introductions, and reflects a dependence on a limited number of customers. Overall bookings during the nine months ended September 30, 2012 decreased by 3.2% compared with the last nine months of 2011. This decrease was attributed to decreases in VI Chip and Picor orders of 34.7% and 21.2%, respectively, partially offset by an increase in BBU orders of 4.5%.

Gross margin for the first nine months of 2012 decreased $10,677,000, or 13.0%, to $71,526,000 from $82,203,000 compared to the same period a year ago, due to a decrease in net revenues. Gross margin as a percentage of net revenues increased to 42.6% from 42.3%, primarily due to the shift to a larger proportion of higher margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

Selling, general and administrative expenses were $41,250,000 for the nine months ended September 30, 2012, an increase of $976,000, or 2.4%, compared to $40,274,000 for the same period in 2011. Selling, general and administrative expenses as a percentage of net revenues increased to 24.5% from 20.7% for the same period in 2011, primarily due to the decrease in net revenues.

The components of the $976,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$2,332	10.7	% (1)
Travel expenses	469	29.0	% (2)
Audit, tax, and accounting fees	61	6.1%
Employment recruiting	(33)	(8.9)%
Outside services	(102)	(6.4)%
Bad debt expense	(103)	(331.3	)% (3)
Facilities expenses	(123)	(12.3)%
Depreciation and amortization	(390)	(15.2	)% (4)
Commissions expense	(531)	(11.9	)% (5)
Legal fees	(585)	(28.8	)% (6)
Other, net	(19)	(0.5)%

	$976	2.4%

(1)	Increase primarily attributed to an increase in headcount, annual compensation adjustments in May 2012, and an increase in fringe benefit expense due to increases in premiums for employee health benefits.
(2)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel and VJCL sales personnel.
(3)	Decrease attributed to a reduction in allowance for bad debts.
(4)	Decrease attributed to certain of the Company’s corporate fixed assets becoming fully depreciated during 2012.
(5)	Decrease primarily attributed to the decrease in net revenues subject to commissions.
(6)	Decrease attributed to a decrease in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 10 to the Condensed Consolidated Financial Statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

Research and development expenses were $28,807,000 for the nine months ended September 30, 2012, a decrease of $644,000, or 2.2%, compared to $29,451,000 for the same period in 2011. As a percentage of net revenues, research and development increased to 17.1% from 15.1% for the same period in 2011 primarily due to a decrease in net revenues.

The components of the $644,000 decrease in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$(920)	(4.4	)% (1)
Outside services	(116)	(11.4	)% (2)
Supplies expense	(82)	(14.3)%
Deferred costs	66	67.0%
Computer related expenses	87	34.4%
Set-up and tooling expenses	88	45.6	% (3)
Project and pre-production materials	179	6.7	% (4)
Other, net	54	1.7%

	$(644)	(2.1)%

(1)	Decrease attributed to reductions in VI Chip and Westcor headcount and a decrease in VI Chip and Picor stock compensation expense.
(2)	Decrease primarily attributed to decreased use of outside services and subcontract labor due to decreased activity at Vicor Custom Power subsidiaries.
(3)	Increase primarily attributed to an increase in tooling charges associated with the development of VI Chip products.
(4)	Increase primarily attributed to an increase in materials used in the development of VI Chip and BBU products.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2012	2011	Increase (decrease)
Interest income	$114	$224	$(110)
Gain on disposals of equipment	31	31	0
Foreign currency losses	(20)	(278)	258
Credit gain on available-for-sale securities	16	295	(279)
Other, net	64	76	(12)

	$205	$348	$(143)

The decrease in credit gains on available-for-sale auction rate securities (i.e., the Company’s auction rates securities held by Bank of America) was primarily due to the redemption at par by issuers of $7,800,000 of auction rate securities during the second quarter of 2011 for which credit losses had previously been recorded. The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Hong Kong is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

Income before income taxes was $1,674,000 for the first nine months of 2012 compared to $12,826,000 for the same period in 2011.

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2012	2011
Provision for income taxes	$809	$4,278
Effective income tax rate	48.3%	33.4%

For the nine months ended September 30, 2012 compared to 2011, the provision for income taxes decreased due to the decrease in income before income taxes. The increase in the effective tax rate for the nine months ended September 30, 2012 compared to 2011 is primarily due to lower expected consolidated pre-tax income for 2012, high state tax expense from separate-company calculations due to expected taxable income from Vicor Corporation-only operations that cannot be offset by operating losses in other business segments, and the inability to generate federal research and development credits because such credits have not been extended by Congress for 2012.

Net income of noncontrolling interest decreased $254,000 to $128,000 in the first nine months of 2012 from $382,000 for the same period in 2011. This decrease was due to lower net income of entities in which the Company holds a noncontrolling equity interest (i.e., certain Vicor Custom Power subsidiaries).

Basic and diluted income per share attributable to Vicor Corporation was $0.02 for the first nine months of 2012, compared to $0.20 for the first nine months of 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company had $84,752,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.7:1 as of September 30, 2012 and 7.2:1 as of December 31, 2011. Working capital increased $7,805,000 to $132,191,000 as of September 30, 2012 from $124,386,000 as of December 31, 2011.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$12,844
Accounts receivable	(132)
Inventories	(4,990)
Other current assets	(265)
Accounts payable	600
Accrued compensation and benefits	(1,207)
Accrued expenses	360
Deferred revenue	542
Other	53

$7,805

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2012

The primary sources of cash for the nine months ended September 30, 2012 were $14,307,000 from operating activities and $3,540,000 from the sales and maturities of investments. The primary use of cash for the nine months ended September 30, 2012 was for the purchase of equipment of $4,838,000.

As of September 30, 2012, the Company held $6,100,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2012. As of September 30, 2012, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $2,019,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2012.

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

September 30, 2012

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with AAA/Aaa/A3 ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of September 30, 2012.

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

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2012). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2012

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2012

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	0	$0	0	$8,541,000
August 1 - 31, 2012	0	0	0	8,541,000
September 1 - 30, 2012	0	0	0	8,541,000

Total	0	$0	0	$8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 30, 2012	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2012	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)