Form 10-Q
period 2013-03-31
VICOR CORP
filed 2013-05-01
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of March 31, 2013 was:

Common Stock, $.01 par value	28,112,264
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$71,403	$84,554
Accounts receivable, less allowance of $313 in 2013 and $230 in 2012	23,725	27,165
Inventories, net	29,921	29,955
Deferred tax assets	1,575	1,776
Other current assets	2,601	2,613

Total current assets	129,225	146,063
Long-term investments, net	6,554	6,736
Property, plant and equipment, net	42,738	44,092
Long-term deferred tax assets, net	7,271	3,523
Other assets	2,055	2,167

	$187,843	$202,581

Liabilities and Equity
Current liabilities:
Accounts payable	$6,473	$6,812
Accrued compensation and benefits	8,024	7,400
Accrued expenses	1,971	2,233
Accrued severance charges	1,079	—
Income taxes payable	50	336
Deferred revenue	699	784

Total current liabilities	18,296	17,565

Long-term deferred revenue	1,405	1,549
Long-term income taxes payable	1,504	1,494

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	391	390
Additional paid-in capital	167,757	167,498
Retained earnings	127,295	132,285
Accumulated other comprehensive loss	(301)	(112)
Treasury stock, at cost	(132,219)	(121,827)

Total Vicor Corporation stockholders’ equity	163,041	178,352
Noncontrolling interest	3,597	3,621

Total equity	166,638	181,973

	$187,843	$202,581

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenues	$41,946	$59,668
Cost of revenues	25,339	35,201

Gross margin	16,607	24,467
Operating expenses:
Selling, general and administrative	13,887	14,160
Research and development	9,855	9,843
Severance charges	1,361	—

Total operating expenses	25,103	24,003

Income (loss) from operations	(8,496)	464
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	52	224
Portion of losses recognized in other comprehensive income (loss)	(51)	(221)

Net credit gains recognized in earnings	1	3
Other income, net:	14	50

Total other income, net	15	53

Income (loss) before income taxes	(8,481)	517
(Benefit) provision for income taxes	(3,495)	176

Consolidated net income (loss)	(4,986)	341
Less: Net income attributable to noncontrolling interest	4	15

Net income (loss) attributable to Vicor Corporation	$(4,990)	$326

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	41,167	41,811
Diluted	41,167	41,826

Cash dividends per share	$—	$—

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Consolidated net income (loss)	$(4,986)	$341
Foreign currency translation losses (net of tax benefit of $141 and $145, respectively)	(268)	(234)
Unrealized gains on available-for-sale securities (1)	51	221

Consolidated comprehensive income (loss)	(5,203)	328
Less: Comprehensive loss attributable to noncontrolling interest	(24)	(11)

Comprehensive income (loss) attributable to Vicor Corporation	$(5,179)	$339

(1)	The deferred tax assets associated with the unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2013 and 2012. Therefore, there is no net income tax provision (benefit) recognized for the three months ended March 31, 2013 and 2012.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating activities:
Consolidated net income (loss)	$(4,986)	$341
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,494	2,632
Deferred income taxes	(2,264)	15
Severance charges	1,361	—
Stock-based compensation expense	263	318
Decrease in long-term deferred revenue	(35)	(36)
Excess tax benefit of stock-based compensation	(43)	(51)
Gain on disposal of equipment	(3)	(24)
Credit gain on available-for-sale securities	(1)	(3)
Increase (decrease) in long-term income taxes payable	10	(27)
Change in current assets and liabilities, net	1,523	4,359

Net cash (used for) provided by operating activities	(1,681)	7,524

Investing activities:
Additions to property, plant and equipment	(1,171)	(1,261)
Sales and maturities of investments	234	270
Purchases of investments	—	(180)
Proceeds from sale of equipment	3	24
Decrease in other assets	47	25

Net cash used in investing activities	(887)	(1,122)

Financing activities:
Purchase of Common Stock	(10,392)	—
Excess tax benefit of stock-based compensation	43	51
Proceeds from issuance of Common Stock	46	8

Net cash (used for) provided by financing activities	(10,303)	59

Effect of foreign exchange rates on cash	(280)	(119)

Net (decrease) increase in cash and cash equivalents	(13,151)	6,342
Cash and cash equivalents at beginning of period	84,554	71,908

Cash and cash equivalents at end of period	$71,403	$78,250

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The balance sheet at December 31, 2012, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

As of March 31, 2013, the Company held par value of $6,100,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals of 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

As of March 31, 2013, the Company held auction rate securities that had experienced failed auctions totaling $6,100,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are AAA/Aaa/A3 rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through March 31, 2013, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continues to classify the Failed Auction Securities as long-term as of March 31, 2013.

The following is a summary of available-for-sale securities (in thousands):

March 31, 2013	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,100	$		$1,069	$5,031
Brokered certificates of deposit	1,280		12	—	1,292
Certificates of deposit (1)	231		—	—	231

	$7,611		$12	$1,069	$6,554

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,100	$—	$1,121	$4,979
Brokered certificates of deposits	1,280	12	—	1,292
Certificates of deposit	465	—	—	465

	$7,845	$12	$1,121	$6,736

(1)	One of the Company’s certificates of deposit in the amount of $234,000 reached maturity on January 27, 2013.

All of the Failed Auction Securities as of March 31, 2013, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on March 31, 2013, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$691	$693
Due in two to ten years	820	830
Due in ten to twenty years	—	—
Due in twenty to forty years	6,100	5,031

	$7,611	$6,554

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on March 31, 2013, with a par value of $6,100,000, was estimated by the Company to be approximately $5,031,000, an increase in fair value of $52,000 from December 31, 2012. The gross unrealized loss of $1,069,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $316,000 and an aggregate temporary impairment of $753,000. For the three months ended March 31, 2013, the aggregate credit loss on the Failed Auction Securities decreased by a net amount of $1,000, which was recorded in “Net credit gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the three months ended March 31 (in thousands):

	2013	2012

Balance at the beginning of the period	$317	$308
Additions for the amount related to credit (gain) loss for which other-than- temporary impairment was not previously recognized	(1)	(3)

Balance at the end of the period	$316	$305

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

March 31, 2013

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

Assets measured at fair value on a recurring basis include the following as of March 31, 2013 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2013

Cash Equivalents:
Money market funds	$13,697	$—	$—	$13,697
Long term investments:
Failed Auction Securities	—	—	5,031	5,031
Brokered certificates of deposit	—	1,292	—	1,292
Certificate of deposit	231	—	—	231

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

As of March 31, 2013, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2013. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 4.9%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $300,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Quantitative information about Level 3 fair value measurements as of March 31, 2013 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Failed Auction Securities	$5,031	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.11% (0.06%)
			Cumulative probability of principal return prior to maturity	84.33% - 94.94% (89.55%)
			Cumulative probability of default	5.05% - 15.56% (10.39%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the three months ended March 31, 2013 (in thousands):

Balance at the beginning of the period	$4,979
Credit gain on available-for-sale securities included in Other income (expense), net	1
Unrealized gain included in Other comprehensive income (loss)	51

Balance at the end of the period	$5,031

4.	Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Cost of revenues	$4	$13
Selling, general and administrative	183	227
Research and development	76	78

Total stock-based compensation	$263	$318

During the third quarter of 2010, the Company granted 1,243,750 non-qualified stock options under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, with performance-based vesting provisions tied to achievement of certain quarterly revenue targets by the Brick Business Unit. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the stock options over the relevant performance period. As of March 31, 2013, the Company determined that it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $7,790,000 as of March 31, 2013.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of March 31, 2013 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense of these performance-based options was approximately $850,000 as of March 31, 2013.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

5.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012

Numerator:
Net income (loss) attributable to Vicor Corporation	$(4,990)	$326

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	41,167	41,811
Effect of dilutive securities:
Employee stock options (2)	—	15

Denominator for diluted income (loss) per share - adjusted weighted-average shares and assumed conversions	41,167	41,826

Basic income (loss) per share	$(0.12)	$0.01

Diluted income (loss) per share	$(0.12)	$0.01

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 602,841 shares of Common Stock for the three months ended March 31, 2013 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 466,915 shares of Common Stock for the three months ended March 31, 2012 were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

6.	Inventories

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2013	December 31, 2012

Raw materials	$28,073	$28,362
Work-in-process	3,127	2,707
Finished goods	6,149	6,535

	37,349	37,604
Inventory reserves	(7,428)	(7,649)

Net balance	$29,921	$29,955

7.	Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2013, and December 31, 2012, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $396,000 and $378,000 for the three months ended March 31, 2013, and 2012, respectively.

The Company accounts for its investment in GWS under the equity method of accounting. The Company has determined that, while GWS is a variable interest entity, the Company is not the primary beneficiary. The key factors in the Company’s assessment were that the CEO of GWS has: (i) the power to direct the activities of GWS that most significantly impact its economic performance, and (ii) an obligation to absorb losses or the right to receive benefits from GWS, respectively, that could potentially be significant to GWS.

There was no allocation of equity method income (loss) for the three months ended March 31, 2013 and 2012, as GWS incurred a net loss in each period. The balance in the Company’s net investment in GWS was zero as of March 31, 2013, and December 31, 2012.

8.	Severance Charges

In February 2013, the Company initiated and completed workforce reductions. As a result, the Company recorded a pre-tax charge of $1,361,000 in the first quarter of 2013 for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. These charges were recorded as “Severance charges” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

A summary of the activity related to the severance charges, by segment, for the three months ended March 31, 2013 is as follows (in thousands):

	BBU	VI Chip	Total
Balance as of December 31, 2012	$—	$—	$—
Charges	1,123	238	1,361
Payments	(201)	(81)	(282)

Balance as of March 31, 2013	$922	$157	$1,079

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Product warranty activity for the three months ended March 31, was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Balance at the beginning of the period	$364	$572
Accruals for warranties for products sold in the period	29	82
Fulfillment of warranty obligations	(47)	(100)
Revisions of estimated obligations	(22)	—

Balance at the end of the period	$324	$554

10.	Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes (benefit) on the Company’s projected annual pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The (benefit) provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

(Benefit) provision for income taxes	$(3,495)	$176
Effective income tax rate	(41.2%)	34.0%

For the three months ended March 31, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012, as a discrete item. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months ended March 31, 2012 based on the Company’s projecting annual pre-tax income at that time.

As of March 31, 2013, the Company has a valuation allowance of approximately $12,295,000 primarily against certain state deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax net operating loss and credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time, which may result in the net operating losses or credits or both potentially

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

expiring without being utilized due to shorter carryforward periods. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material. Management believes it is more likely than not the Company’s net federal deferred tax assets of approximately $8,846,000 as of March 31, 2013 will be realized, based upon its assessment of all available evidence, both positive and negative.

11.	Commitments and Contingencies

At March 31, 2013, the Company had approximately $1,315,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

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

The following table provides significant segment financial data as of and for the three months ended March 31, (in thousands):

	BBU	VI Chip	Picor	Corporate		Eliminations	Total
	(1)	(1)				(1)
2013:
Net revenues	$38,202	$3,407	$1,782	$	—	$(1,445)	$41,946
Income (loss) from operations	2,149	(9,238)	(1,204)		(203)	—	(8,496)
Total assets	102,264	17,843	5,334		108,551	(46,149)	187,843
Depreciation and amortization	1,194	901	108		291	—	2,494

2012:
Net revenues	$44,935	$14,418	$2,713	$	—	$(2,398)	$59,668
Income (loss) from operations	5,963	(4,792)	(516)		(191)	—	464
Total assets	82,311	25,958	6,542		123,637	(30,024)	208,424
Depreciation and amortization	1,261	894	104		373	—	2,632

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

13.	Impact of Recently Issued Accounting Standards

Effective January 1, 2013, the Company adopted new accounting guidance related to disclosures about offsetting assets and liabilities. The new accounting guidance amends ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) and requires entities disclose both gross information and new information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption of this new guidance did not impact the Company’s financial position or results of operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Effective January 1, 2013, the Company adopted new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this new guidance did not materially impact the Company’s financial position or results of operations.

14.	Subsequent Event

On March 18, 2013, the Company announced its intent to commence a tender offer for shares of its Common Stock representing up to $10,000,000 in aggregate value and commenced this tender offer on March 21, 2013, with an expiration date of April 22, 2013. Based on the final results of the tender offer, as reported on April 26, 2013, the Company accepted for purchase 1,341,575 shares of its Common Stock at a price of $5.00 per share for a total cost of approximately $6,708,000.

Under a previous tender offer completed on March 7, 2013, the Company purchased 1,931,513 shares of Common Stock for an aggregate cost of $10,392,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

The Company’s bookings, revenues, and operating results in 2013 have been negatively impacted by general economic conditions. Some of the markets in which the Company has historically focused remain in a weakened state. In particular, expenditures in the defense electronics sector have declined from historical levels as a result of governmental budget constraints and we have been impacted by the continued recession in Europe. In addition, VI Chip and Picor continue to be dependent on a limited number of customers, and the Company has experienced slower than expected growth from certain new product opportunities.

Revenues for the first quarter of 2013 decreased by 29.7% to $41,946,000, from $59,668,000 for the corresponding period in 2012, and decreased by 16.8% on a sequential basis from $50,424,000 for the fourth quarter of 2012. Export sales as a percentage of total revenues for the three months ended March 31, 2013 and 2012 were approximately 54% and 53%, respectively. Gross margin decreased to $16,607,000 for the first quarter of 2013 from $24,467,000 in the first quarter of 2012, and decreased on a sequential basis from $20,125,000 for the fourth quarter of 2012. Gross margin as a percentage of revenue decreased to 39.6% for the first quarter of 2013 compared to 41.0% for the first quarter of 2012, and decreased on a sequential basis from 39.9% for the fourth quarter of 2012. During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013. Net loss attributable to Vicor Corporation for the first quarter of 2013 was $(4,990,000), or $(0.12) per share, compared to net income attributable to Vicor Corporation of $326,000, or $0.01 per diluted share, in the first quarter of 2012, and net loss attributable to Vicor Corporation of ($4,814,000), or ($0.12) per share, for the fourth quarter of 2012.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $37,934,000 at the end of the first quarter of 2013, as compared to $31,405,000 at the end of the fourth quarter of 2012.

Operating expenses for the three months ended March 31, 2013, increased $1,100,000, or 4.6%, to $25,103,000 from $24,003,000 for the corresponding period in 2012, primarily due to the charge related to workforce reduction discussed above. This increase was partially offset by a decrease in selling, general and administrative expenses of $273,000. The primary decreases in selling, general and administrative expenses were commissions expense of $289,000, outside services expense of $149,000, legal fees of $135,000, and depreciation and amortization of $103,000, partially offset by increases in compensation expenses of $166,000, advertising expenses of $62,000, bad debt expense of $54,000, and telephone expenses of $54,000. Research and development expenses increased by $12,000. The primary elements of the increases in research and development expenses were supplies expenses of $113,000 and compensation expenses of $90,000, partially offset by decreases in project and pre-production materials of $113,000 and computer expenses of $40,000.

“Other income (expense), net” for the three months ended March 31, 2013, decreased $38,000 to $15,000 compared to $53,000 for the corresponding period a year ago. The primary components of the change were decreases in gains on disposals of equipment of $21,000 and interest of $15,000.

For the three months ended March 31, 2013, depreciation and amortization totaled $2,494,000 and capital additions totaled $1,171,000, compared to $2,632,000 and $1,261,000, respectively, for the first three months of 2012.

Inventories decreased by approximately $34,000 or 0.1% to $29,921,000, compared to $29,955,000 at December 31, 2012. This decrease was associated with a decrease in VI Chip inventories of $328,000, partially offset by increases in BBU and Picor inventories of $177,000 and $117,000, respectively.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a complete summary of the critical accounting policies and estimates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

Three months ended March 31, 2013, compared to three months ended March 31, 2012

Net revenues for the first quarter of 2013, were $41,946,000, a decrease of $17,722,000 or 29.7% as compared to $59,668,000 for the same period a year ago, and decreased 16.8% on a sequential basis from the fourth quarter of 2012.

The components of net revenues for the three months ended March 31, were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%

BBU	$38,202	$44,935	$(6,733)	(15.0)%
VI Chip	3,097	13,832	(10,735)	(77.6)%
Picor	647	901	(254)	(28.2)%

Total	$41,946	$59,668	$(17,722)	(29.7)%

The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $3,903,000, Vicor Custom Power revenues of approximately $1,322,000, and Westcor revenues of approximately $670,000. The overall decrease in revenues in the first quarter of 2013 reflects the sharp decline in bookings in the fourth quarter of 2012 across all three business segments. This is due to continued weakness in the defense electronics sector, continued recession in Europe and slower than expected growth from certain new product opportunities.

Gross margin for the first quarter of 2013 decreased $7,860,000, or 32.1%, to $16,607,000 from $24,467,000 in the first quarter of 2012. Gross margin as a percentage of net revenues decreased to 39.6% from 41.0%. The decrease in gross margin and gross margin percentage was primarily attributed to the decrease in net revenues, although the decrease in the gross margin percentage was partially offset by a shift in product mix to a higher proportion of higher-margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

Selling, general and administrative expenses were $13,887,000 for the quarter ended March 31, 2013, a decrease of $273,000, or 1.9%, compared to $14,160,000 for the same period in 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 33.1% from 23.7% for the same period in 2012, primarily due to a decrease in net revenues.

The components of the $273,000 decrease in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)

Commissions expense	$(289)	(22.1	)%(1)
Outside services	(149)	(25.3	)%(2)
Legal fees	(135)	(23.4	)%(3)
Depreciation and amortization	(103)	(14.3	)%(4)
Facilities expenses	(67)	(18.1)%
Employment recruiting	(60)	(62.7)%
Stockholder reporting	19	94.1%
Audit, tax, and accounting fees	25	4.1%
Travel expenses	25	4.0%
Telephone expenses	54	20.0%
Bad debt expense	54	159.0%
Advertising expenses	62	10.1%
Compensation	166	2.0	%(5)
Other, net	125	42.7%

	$(273)	(1.9)%

(1)	Decrease primarily attributed to the decrease in net revenues subject to commissions.
(2)	Decrease attributed to a reduction in the use of outside consultants by the sales and marketing departments.
(3)	Decrease attributed to a reduction in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 to the Condensed Consolidated Financial Statements.
(4)	Decrease attributed to certain of the Company’s corporate fixed assets becoming fully depreciated during 2012.
(5)	Increase primarily attributed to annual compensation adjustments in May 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

Research and development expenses were $9,855,000 for the quarter ended March 31, 2013, an increase of $12,000, or 0.1%, compared to $9,843,000 for the same period in 2012. As a percentage of net revenues, research and development increased to 23.5% from 16.5% for the same period in 2012, primarily due to a decrease in net revenues.

The components of the $12,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)

Supplies expense	$113	85.0	%(1)
Compensation	90	1.3%
Deferred costs	33	100.0%
Employment recruiting	(14)	(151.7)%
Outside services/subcontract labor	(25)	(7.8)%
Set-up and tooling expenses	(28)	(36.7)%
Computer expenses	(40)	(26.5)%
Project and pre-production materials	(113)	(10.6	)%(2)
Other, net	(4)	(0.3)%

	$12	(0.1)%

(1)	Increase primarily attributed to an increase in engineering supplies for new Picor products.
(2)	Decrease attributable to decreases in spending by the BBU and VI Chip segments.

During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2013	2012	Increase (decrease)

Interest income	$19	$34	$(15)
Gain on disposals of equipment	3	24	(21)
Foreign currency losses	(26)	(27)	1
Credit gain on available-for-sale securities	1	3	(2)
Other, net	18	19	(1)

	$15	$53	$(38)

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

Income (loss) before income taxes was $(8,481,000) for the first quarter of 2013, compared to $517,000 for the same period in 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2013	2012
(Benefit) provision for income taxes	$(3,495)	$176
Effective income tax rate	(41.2%)	34.0%

For the three months ended March 31, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012, as a discrete item. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months ended March 31, 2012 based on the Company’s projecting annual pre-tax income at that time.

Net loss per share attributable to Vicor Corporation was $(0.12) for the first quarter of 2013, compared to basic and diluted income per share of $0.01 for the first quarter of 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had $71,403,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.1:1 as of March 31, 2013 and 8.3:1 as of December 31, 2012. Working capital decreased $17,569,000 to $110,929,000 as of March 31, 2013 from $128,498,000 as of December 31, 2012.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)

Cash and cash equivalents	$(13,151)
Accounts receivable	(3,440)
Deferred tax assets	(201)
Accounts payable	339
Accrued compensation and benefits	(624)
Accrued severance	(1,079)
Accrued expenses	262
Income taxes payable	286
Deferred revenue	85
Other	(46)

$(17,569)

The primary uses of cash for the three months ended March 31, 2013 was for the purchase of 1,931,513 shares of Common Stock for an aggregate of $10,392,000 in connection with a tender offer completed on March 7, 2013, operating activities of $1,681,000, and the purchase of equipment of $1,171,000.

On March 18, 2013, the Company announced its intent to commence a tender offer for shares of its Common Stock representing up to $10,000,000 in aggregate value and commenced this tender offer on March 21, 2013, with an expiration date of April 22, 2013. Based on the final results of the tender offer, as reported on April 26, 2013, the Company accepted for purchase 1,341,575 shares of its Common Stock at a price of $5.00 per share for a total cost of approximately $6,708,000. The tender offer was not contingent upon obtaining financing or any minimum shares being tendered. Shareholders whose shares were purchased via this tender offer were paid the determined price per share net in cash, without interest, with existing cash.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2013

As of March 31, 2013, the Company held $6,100,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2013. As of March 31, 2013, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

During the three months ended March 31, 2013, one of the Company’s subsidiaries paid a total of $800,000 in cash dividends, all of which were paid to the Company.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,315,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2013.

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

March 31, 2013

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are AAA/Aaa/A3 rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2013.

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

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., March 31, 2013). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2013

(b)	Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II — Other Information

March 31, 2013

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 — Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2013	—	$—	—	$28,541,000
February 1 - 28, 2013	—	—	—	28,541,000
March 1 - 31, 2013	1,931,513	5.38	1,931,513	18,541,000

Total	1,931,513	$5.38	1,931,513

On March 18, 2013, the Company announced its intent to commence a tender offer for shares of its Common Stock representing up to $10,000,000 in aggregate value and commenced this tender offer on March 21, 2013, with an expiration date of April 22, 2013.

On November 19, 2012, the Company announced its intent to commence a tender offer for shares of its Common Stock representing up to $20,000,000 in aggregate value and commenced this tender offer on November 26, 2012. The tender offer expired on March 1, 2013. The total number of shares purchased and average price paid per share for the period March 1-31, 2013, disclosed in the table, represent the final results of the tender offer.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock, of which $8,541,000 remains authorized for additional purchases.

Vicor Corporation

Part II — Other Information

March 31, 2013

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 1, 2013	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2013	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)