Form 10-Q
period 2013-06-30
VICOR CORP
filed 2013-07-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of June 30, 2013 was:

Common Stock, $.01 par value	26,770,689
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1 — Financial Statements

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$60,778	$84,554
Accounts receivable, less allowance of $505 in 2013 and $292 in 2012	23,497	27,165
Inventories, net	28,668	29,955
Deferred tax assets	1,800	1,776
Other current assets	5,036	2,613

Total current assets	119,779	146,063
Long-term investments, net	6,438	6,736
Property, plant and equipment, net	41,546	44,092
Long-term deferred tax assets, net	7,538	3,523
Other assets	1,967	2,167

	$ 177,268	$202,581

Liabilities and Equity
Current liabilities:
Accounts payable	$6,300	$6,812
Accrued compensation and benefits	8,170	7,400
Accrued expenses	2,097	2,233
Accrued severance charges	611	—
Income taxes payable	—	336
Deferred revenue	897	784

Total current liabilities	18,075	17,565
Long-term deferred revenue	1,261	1,549
Long-term income taxes payable	1,515	1,494
Commitments and contingencies (Note 12)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	391	390
Additional paid-in capital	168,915	167,498
Retained earnings	122,679	132,285
Accumulated other comprehensive loss	(355)	(112)
Treasury stock, at cost	(138,927)	(121,827)

Total Vicor Corporation stockholders’ equity	152,821	178,352
Noncontrolling interest	3,596	3,621

Total equity	156,417	181,973

	$ 177,268	$202,581

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$46,865	$55,467	$88,811	$115,135
Cost of revenues	28,404	31,361	53,743	66,562

Gross margin	18,461	24,106	35,068	48,573
Operating expenses:
Selling, general and administrative	15,455	13,665	29,342	27,825
Research and development	9,988	9,732	19,843	19,575
Severance charges	—	—	1,361	—

Total operating expenses	25,443	23,397	50,546	47,400

Income (loss) from operations	(6,982)	709	(15,478)	1,173
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	(14)	6	38	230
Portion of losses recognized in other comprehensive income (loss)	(66)	(5)	(117)	(226)

Net credit (losses) gains recognized in earnings	(80)	1	(79)	4
Other income, net:	26	81	40	131

Total other income (loss), net	(54)	82	(39)	135

Income (loss) before income taxes	(7,036)	791	(15,517)	1,308
(Benefit) provision for income taxes	(2,436)	547	(5,931)	723

Consolidated net income (loss)	(4,600)	244	(9,586)	585
Less: Net income attributable to noncontrolling interest	16	24	20	39

Net income (loss) attributable to Vicor Corporation	$(4,616)	$220	$(9,606)	$546

Net income (loss) per common share attributable to
Vicor Corporation:
Basic	$(0.12)	$0.01	$(0.24)	$0.01
Diluted	$(0.12)	$0.01	$(0.24)	$0.01
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	38,538	41,811	39,852	41,811
Diluted	38,538	41,812	39,852	41,819
Cash dividends per share	$—	$—	$—	$0.15

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$(4,600)	$244	$(9,586)	$585
Foreign currency translation losses (net of tax benefit) (1)	(135)	121	(403)	(113)
Unrealized gains on available-for-sale securities (2)	64	5	115	226

Consolidated comprehensive income (loss)	(4,671)	370	(9,874)	698
Less: Comprehensive loss attributable to noncontrolling interest	(1)	38	(25)	27

Comprehensive income (loss) attributable to Vicor Corporation	$(4,670)	$332	$(9,849)	$671

(1)	Net of tax benefit (expense) of $76 and $(71) for the three months ended June 30, 2013 and 2012, respectively. Net of tax benefit of $217 and $74 for the six months ended June 30, 2013 and 2012, respectively.
(2)	The deferred tax assets associated with the unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2013 and 2012. Therefore, there is no net income tax provision (benefit) recognized for the three and six months ended June 30, 2013 and 2012.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Consolidated net income (loss)	$(9,586)	$585
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,028	5,244
Deferred income taxes	(4,307)	(222)
Severance charges	1,361	—
Stock-based compensation expense	1,402	670
Decrease in long-term deferred revenue	(71)	(72)
Excess tax benefit of stock-based compensation	(53)	(52)
Gain on disposal of equipment	(3)	(33)
Credit loss (gain) on available-for-sale securities	79	(4)
Increase (decrease) in long-term income taxes payable	21	(18)
Change in current assets and liabilities, net	1,913	6,790

Net cash (used for) provided by operating activities	(4,216)	12,888
Investing activities:
Additions to property, plant and equipment	(2,543)	(2,785)
Sales and maturities of investments	334	450
Purchases of investments	—	(270)
Proceeds from sale of equipment	3	33
Decrease in other assets	57	11

Net cash used in investing activities	(2,149)	(2,561)
Financing activities:
Purchases of Common Stock	(17,100)	—
Excess tax benefit of stock-based compensation	53	52
Proceeds from issuance of Common Stock	55	8

Net cash (used for) provided by financing activities	(16,992)	60
Effect of foreign exchange rates on cash	(419)	(51)

Net (decrease) increase in cash and cash equivalents	(23,776)	10,336
Cash and cash equivalents at beginning of period	84,554	71,908

Cash and cash equivalents at end of period	$60,778	$82,244

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The balance sheet at December 31, 2012, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

As of June 30, 2013, the Company held par value of $6,000,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals of 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

As of June 30, 2013, the Company held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through June 30, 2013, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of June 30, 2013.

The following is a summary of available-for-sale securities (in thousands):

June 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,000	$—	$1,083	$4,917
Brokered certificates of deposit	1,280	10	—	1,290
Certificate of deposit	231	—	—	231

	$7,511	$10	$1,083	$6,438

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,100	$—	$1,121	$4,979
Brokered certificates of deposit	1,280	12	—	1,292
Certificates of deposit	465	—	—	465

	$7,845	$12	$1,121	$6,736

All of the Failed Auction Securities as of June 30, 2013, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on June 30, 2013, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$781	$783
Due in two to ten years	730	738
Due in ten to twenty years	—	—
Due in twenty to forty years	6,000	4,917

	$7,511	$6,438

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on June 30, 2013, with a par value of $6,000,000, was estimated by the Company to be approximately $4,917,000, an increase in fair value of $38,000 from December 31, 2012. The gross unrealized loss of $1,083,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $396,000 and an aggregate temporary impairment of $687,000. For the six months ended June 30, 2013, the aggregate credit loss on the Failed Auction Securities increased by a net amount of $79,000, which was recorded in “Net credit (losses) gains recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the six months ended June 30 (in thousands):

	2013	2012
Balance at the beginning of the period	$317	$308
Additions for the amount related to credit loss for which other-than- temporary impairment was not previously recognized	86	—
Reduction for security sold during the period	(7)	—
Subsequent loss recovery	—	(4)

Balance at the end of the period	$396	$304

At this time, the Company has no intent to sell any of the impaired Failed Auction Securities and does not believe it is more likely than not the Company will be required to sell any of these securities. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statement of Operations, and any such impairment adjustments may be material.

Based on the Company’s ability to access cash and cash equivalents and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Securities held will affect the Company’s ability to execute its current operating plan.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2013 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2013
Cash Equivalents:
Money market funds	$12,674	$—	$—	$12,674
Long-term investments:
Failed Auction Securities	—	—	4,917	4,917
Brokered certificates of deposit	—	1,290	—	1,290
Certificate of deposit	231	—	—	231

The Company has brokered certificates of deposit classified as Level 2 because the fair value for these investments has been determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates obtained from information available in publicly quoted markets. Management tested the reported fair values by comparing them to net present value calculations utilizing a discount rate based on U.S. Treasury bill and bond yields for similar maturities.

As of June 30, 2013, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of June 30, 2013. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 6.6%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $300,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Quantitative information about Level 3 fair value measurements as of June 30, 2013 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Failed Auction Securities	$4,917	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.05% (0.03)%
			Cumulative probability of principal return prior to maturity	73.19% - 95.27% (84.23)%
			Cumulative probability of default	4.72% - 26.76% (15.74)%
			Liquidity risk premium	5.00% - 5.00% (5.00)%
			Recovery rate in default	40.00% - 40.00% (40.00)%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the six months ended June 30, 2013 (in thousands):

Balance at the beginning of the period	$4,979
Redemptions, at par	(100)
Credit loss on available-for-sale securities included in Other income (expense), net	(79)
Unrealized gain included in Other comprehensive income (loss)	117

Balance at the end of the period	$4,917

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$40	$13	$44	$26
Selling, general and administrative	998	247	1,181	474
Research and development	101	92	177	170

Total stock-based compensation	$1,139	$352	$1,402	$670

On May 17, 2013, the Company commenced an offer (the “Exchange Offer”) to its employees and directors to exchange certain outstanding options to purchase shares of the Company’s common stock granted under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”), on a one-for-one basis, for replacement options to purchase shares of common stock, to be granted under the Company’s 2000 Plan (the “Option Exchange”). All outstanding options under the 2000 Plan granted to employees and directors prior to January 1, 2013, whether or not vested, were eligible for the Option Exchange (“Eligible Options”). Eligible Options included those options with time-based vesting provisions (“Time-Based Eligible Options”) and those options with performance-based vesting provisions tied to the achievement of certain quarterly revenue targets by the Company’s Brick Business Unit (“Performance-Based Eligible Options”). Options for the purchase of shares of common stock of the Company’s subsidiaries, VI Chip Corporation and Picor Corporation, were not eligible for the Option Exchange.

Pursuant to the Exchange Offer, which expired June 17, 2013 (the “Offer Expiration Date”), 638 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 1,531,077 shares of the Company’s common stock, representing approximately 91% of Eligible Options. Upon acceptance, the tendered options were cancelled, and the Company granted an equivalent number of new options (the “Replacement Options”) under the 2000 Plan. All Replacement Options vest over five years, have a 10 year term, and have terms substantially similar to other time-based vesting options awarded under the 2000 Plan. Replacement Options granted in exchange for Time-Based Eligible Options have an exercise price equal to $6.29 (being 120% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date). Replacement Options granted in exchange for Performance-Based Eligible Options have an exercise price equal to (i) $6.29 (being 120% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest on or prior to the first anniversary of the Offer Expiration Date; (ii) $7.34 (being 140% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the first anniversary of the Offer Expiration Date but on or prior to the second anniversary of the Offer Expiration Date; (iii) $8.38 (being 160% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the second anniversary of the Offer Expiration Date but on or prior to the third anniversary of the Offer Expiration Date; (iv) $9.43 (being

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

180% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the third anniversary of the Offer Expiration Date but on or prior to the fourth anniversary of the Offer Expiration Date; and (v) $10.48 (being 200% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the fourth anniversary of the Offer Expiration Date.

For financial reporting purposes, the exchange of Time-Based Eligible Options for Replacement Options is considered a modification of both the exercise price and the vesting terms of the cancelled options. The accounting for these modifications results in total incremental expense of approximately $365,000, which, combined with the remaining unrecognized expense from the original grant date value of approximately $318,000, will be recognized over the associated service period (i.e., the five year vesting period) for each new vesting tranche. Because the Company had not previously recorded stock-based compensation expense for the Performance-Based Eligible Options, as the Company determined it was not probable the Brick Business Unit would meet the revenue targets required to trigger vesting of such options, the exchange of Replacement Options for Performance-Based Eligible Options has been accounted for as the grant of new options as of June 17, 2013, the Offer Expiration Date. As referenced above, because these Replacement Options have five different exercise prices (i.e., an increasing exercise price for each of the five different vesting periods, each with a different term to expiration), the value of such Replacement Options, calculated using the Black-Scholes methodology, was based on the assumption each vesting tranche represented a distinct instrument. The resulting total expense of approximately $2,300,000 will be recognized over the associated service period for each vesting tranche, as if the grant were, in substance, five grants of distinct instruments with different, sequentially shorter, exercise prices and different terms to expiration.

Under the retirement provisions of the 2000 Plan and the option agreements applicable to the Replacement Options, the Company records all stock-based compensation expense for an option grant by the earlier of (a) the end of the associated service period (i.e. the vesting period) or (b) by age 62.5 of the employee or director to whom the options were awarded. Because of the age of certain recipient employees and directors a number of Replacement Options granted were subject to immediate recognition of the associated total stock-based compensation expense. Accordingly, as a result of the Option Exchange, the Company recorded stock-based compensation expense during the second quarter of 2013 of approximately $625,000, of which approximately $450,000 was the result of immediate expense recognition due to the age of the recipient employee or director.

Separate from the Option Exchange, on May 14, 2013, the Company awarded options to purchase, at an exercise price of $5.35 per share, an aggregate of 150,000 shares of common stock, under the 2000 Plan, to certain officers. In addition, on June 21, 2013, the Company awarded options to purchase, at an exercise price of $5.67 per share, an aggregate of 70,552 shares of common stock, under the 2000 Plan, to directors as a component of their annual compensation. The total stock-based compensation expense recognized during the second quarter of 2013 for these awards was approximately $208,000, of which approximately $190,000 was the result of immediate expense recognition due to the age of the recipient officer or director.

During the third quarter of 2010, the Company granted an aggregate of 1,243,750 Performance-Based Eligible Options. Based on the final results of the Option Exchange, a total of 66,500 of these Performance-Based Eligible Options remain outstanding as of June 30, 2013. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the remaining stock options over the relevant performance period. As of June 30, 2013, the Company determined it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $417,000 as of June 30, 2013.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of June 30, 2013 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense of these performance-based options was approximately $813,000 as of June 30, 2013.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Vicor Corporation	$(4,616)	$220	$(9,606)	$546

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	38,538	41,811	39,852	41,811
Effect of dilutive securities:
Employee stock options (2)	—	1	—	8

Denominator for diluted income (loss) per share – adjusted weighted-average shares and assumed conversions	38,538	41,812	39,852	41,819

Basic income (loss) per share	$(0.12)	$0.01	$(0.24)	$0.01

Diluted income (loss) per share	$(0.12)	$0.01	$(0.24)	$0.01

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 861,958 and 733,120 shares of Common Stock for the three and six months ended June 30, 2013, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 536,173 and 1,682,021 shares of Common Stock for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Inventories were as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$26,803	$28,362
Work-in-process	3,210	2,707
Finished goods	6,378	6,535

	36,391	37,604
Inventory reserves	(7,723)	(7,649)

Net balance	$28,668	$29,955

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2013, and December 31, 2012, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $433,000 and $638,000 for the six months ended June 30, 2013, and 2012, respectively.

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

There was no allocation of equity method income (loss) for the six months ended June 30, 2013 and 2012, as GWS incurred a net loss in each period. The balance in the Company’s net investment in GWS was zero as of June 30, 2013, and December 31, 2012.

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

A summary of the activity related to the severance charges, by segment, for the six months ended June 30, 2013 is as follows (in thousands):

	BBU	VI Chip	Total
Balance as of December 31, 2012	$—	$—	$—
Charges	1,123	238	1,361
Payments	(201)	(81)	(282)

Balance at March 31, 2013	922	157	1,079

Payments	(417)	(51)	(468)

Balance as of June 30, 2013	$505	$106	$611

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Product warranty activity for the three and six months ended June 30, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$324	$554	$364	$572
Accruals for warranties for products sold in the period	72	136	101	218
Fulfillment of warranty obligations	(63)	(197)	(110)	(297)
Revisions of estimated obligations	(4)	(32)	(26)	(32)

Balance at the end of the period	$329	$461	$329	$461

10. Stockholders’ Equity

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

11. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes (benefit) on the Company’s projected annual pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The (benefit) provision for income taxes and the effective income tax rate for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Benefit) provision for income taxes	$(2,436)	$547	$(5,931)	$723
Effective income tax rate	(34.6)%	69.2%	(38.2)%	55.3%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

For the three months and six months ended June 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months and six months ended June 30, 2012 based on the Company’s projecting annual pre-tax income at that time. The effective income tax rates for the three and six months ended June 30, 2012 were higher than statutory tax rates due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments, and the inability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012.

As of June 30, 2013, the Company has a valuation allowance of approximately $12,294,000 primarily against certain state deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax net operating loss and credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time, which may result in the net operating losses or credits or both potentially expiring without being utilized due to shorter carryforward periods. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and income in the carryback period. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material. Management believes it is more likely than not the Company’s net federal deferred tax assets of approximately $9,338,000 as of June 30, 2013 will be realized, based upon its assessment of all available evidence, both positive and negative.

12. Commitments and Contingencies

At June 30, 2013, the Company had approximately $964,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The following table provides significant segment financial data as of and for the three months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
					(1)
2013:
Net revenues	$40,211	$6,639	$2,808	$—	$(2,793)	$46,865
Income (loss) from operations	2,441	(8,349)	(811)	(263)	—	(6,982)
Total assets	112,117	17,667	4,790	96,795	(54,101)	177,268
Depreciation and amortization	1,283	807	111	333	—	2,534
2012:
Net revenues	$45,822	$9,520	$2,401	$—	$(2,276)	$55,467
Income (loss) from operations	8,495	(7,012)	(597)	(177)	—	709
Total assets	86,131	21,234	6,030	129,744	(34,297)	208,842
Depreciation and amortization	1,243	898	102	369	—	2,612

The following table provides significant segment financial data as of and for the six months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
2013:
Net revenues	$78,413	$10,046	$4,590	$—	$(4,238)	$88,811
Income (loss) from operations	4,590	(17,587)	(2,015)	(466)	—	(15,478)
Total assets	112,117	17,667	4,790	96,795	(54,101)	177,268
Depreciation and amortization	2,477	1,708	219	624	—	5,028
2012:
Net revenues	$90,757	$23,938	$5,114	$—	$(4,674)	$115,135
Income (loss) from operations	14,458	(11,804)	(1,113)	(368)	—	1,173
Total assets	86,131	21,234	6,030	129,744	(34,297)	208,842
Depreciation and amortization	2,504	1,792	206	742	—	5,244

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

14. Impact of Recently Issued Accounting Standards

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

June 30, 2013

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

June 30, 2013

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

The Company’s bookings, revenues, and operating results in 2013 have been negatively impacted by general economic conditions. Some of the markets in which the Company has historically focused remain in a weakened state. In particular, expenditures in the defense electronics sector have declined from historical levels as a result of governmental budget constraints and the Company has been impacted by the continued recession in Europe. In addition, VI Chip and Picor continue to be dependent on a limited number of customers, and the Company has experienced slower than expected growth from certain new product opportunities.

Revenues for the second quarter of 2013 decreased by 15.5% to $46,865,000, from $55,467,000 for the corresponding period in 2012, but increased by 11.7% on a sequential basis from $41,946,000 for the first quarter of 2013. Export sales as a percentage of total revenues for the three months ended June 30, 2013 and 2012 were approximately 58% and 48%, respectively. Gross margin decreased to $18,461,000 for the second quarter of 2013 from $24,106,000 in the second quarter of 2012, but increased on a sequential basis from $16,607,000 for the first quarter of 2013. Gross margin as a percentage of revenue decreased to 39.4% for the second quarter of 2013 compared to 43.5% for the second quarter of 2012, and decreased on a sequential basis from 39.6% for the first quarter of 2013. Net loss attributable to Vicor Corporation for the second quarter of 2013 was $(4,616,000), or $(0.12) per share, compared to net income attributable to Vicor Corporation of $220,000, or $0.01 per diluted share, in the second quarter of 2012, and net loss attributable to Vicor Corporation of $(4,990,000), or $(0.12) per share, for the first quarter of 2013.

Revenues for the six months ended June 30, 2013 decreased by 22.9% to $88,811,000, from $115,135,000 for the corresponding period in 2012. Export sales as a percentage of total revenues for the six months ended June 30, 2013 and 2012 were approximately 56% and 51%, respectively. Gross margin decreased to $35,068,000 for the six months ended June 30, 2013, from $48,573,000 for the corresponding period in 2012. Gross margin as a percentage of revenue decreased to 39.5% for the six months ended June 30, 2013 compared to 42.2% for the corresponding period a year ago. During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for severance and other employee-related costs for a workforce reduction initiated and completed in February 2013. Net loss attributable to Vicor Corporation for the six months ended June 30, 2013, was $(9,606,000), or $(0.24) per share, compared to net income attributable to Vicor Corporation of $546,000, or $0.01 per diluted share, for the corresponding period a year ago.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $51,958,000 at the end of the second quarter of 2013, as compared to $37,934,000 at the end of the first quarter of 2013.

Operating expenses for the three months ended June 30, 2013 increased $2,046,000, or 8.7%, to $25,443,000 from $23,397,000 for the corresponding period in 2012, primarily due to an increase in selling, general and administrative expenses of $1,790,000. The primary elements of the increase in selling, general and administrative expenses were compensation expenses of $1,111,000, bad debt expense of $234,000, training and professional development of $177,000, audit, tax, and accounting fees of $170,000, stockholder reporting expenses of $138,000, and advertising expenses of $129,000, partially offset by decreases in commissions expense of $164,000, legal fees of $77,000, and travel expenses of $39,000. Research and development expenses increased by $256,000. The primary elements of the increase in research and development expenses were compensation expenses of $208,000, project and pre-production materials of $205,000, and depreciation and amortization of $74,000, partially offset by decreases in deferred costs of $112,000, set-up and tooling expenses of $84,000, and supplies expense of $48,000. Included in the increase in compensation expense was an increase in stock-based compensation expense due to the stock option exchange, discussed below.

On May 17, 2013, the Company commenced an offer (the “Exchange Offer”) to its employees and directors to exchange certain outstanding options to purchase shares of the Company’s common stock granted under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”), on a one-for-one basis, for replacement options to purchase shares of common stock, to be granted under the Company’s 2000 Plan (the “Option Exchange”). Pursuant to the Exchange Offer, which expired on June 17, 2013, 638 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 1,531,077 shares of the Company’s common stock, representing approximately 91% of options eligible for exchange under the offer. As a result of the Option Exchange, the Company recorded additional stock-based compensation expense of approximately $625,000 during the second quarter of 2013. (See Note 4 to the Condensed Consolidated Financial Statements for additional details).

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Operating expenses for the six months ended June 30, 2013 increased $3,146,000, or 6.6%, to $50,546,000 from $47,400,000 for the corresponding period in 2012, primarily due to an increase in selling, general and administrative expenses of $1,517,000 and the charge related to workforce reduction discussed above. The primary elements of the increase in selling, general and administrative expenses were compensation expenses of $1,277,000, bad debt expense of $288,000, audit, tax, and accounting fees of $195,000, advertising expenses of $191,000, training and professional development of $171,000, and stockholder reporting expenses of $157,000, partially offset by decreases in commissions expense of $453,000, legal fees of $212,000, outside services expense of $158,000, and depreciation and amortization of $96,000. Research and development expenses increased by $268,000. The primary elements of the increase in research and development expenses were compensation expenses of $297,000, depreciation and amortization of $130,000, and project and pre-production materials of $92,000, partially offset by decreases in set-up and tooling expenses of $111,000, deferred costs of $80,000, and travel expenses of $54,000.

“Other income (expense), net” for the three months ended June 30, 2013 decreased $136,000 to $(54,000) compared to $82,000 for the corresponding period a year ago. The primary reasons for the decrease were increases in credit losses on available-for-sale securities of $81,000, decreases in interest income of $13,000, and increases in foreign currency losses of $11,000.

“Other income (expense), net” for the six months ended June 30, 2013 decreased $174,000 to $(39,000) compared to $135,000 for the corresponding period in 2012. The primary reasons for the decrease were increases in credit losses on available-for-sale securities of $83,000, decreases in gains on disposals of equipment of $30,000, and interest income of $28,000, and increases in foreign currency losses of $11,000.

For the six months ended June 30, 2013, depreciation and amortization totaled $5,028,000 and capital additions totaled $2,543,000, compared to $5,244,000 and $2,785,000, respectively, for the first six months of 2012.

Inventories decreased by approximately $1,287,000 or 4.3% to $28,668,000, compared to $29,955,000 at December 31, 2012. This decrease was associated with decreases in VI Chip and Picor inventories of $1,402,000 and $443,000, respectively, partially offset by an increase in BBU inventories of $558,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a complete summary of the critical accounting policies and estimates.

Three months ended June 30, 2013, compared to three months ended June 30, 2012

Net revenues for the second quarter of 2013 were $46,865,000, a decrease of $8,602,000 or 15.5% as compared to $55,467,000 for the same period a year ago, and decreased 11.7% on a sequential basis from the first quarter of 2013.

The components of net revenues for the three months ended June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$40,211	$45,822	$(5,611)	(12.2)%
VI Chip	6,044	9,069	(3,025)	(33.4)%
Picor	610	576	34	5.9%

Total	$46,865	$55,467	$(8,602)	(15.5)%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $4,378,000 and Vicor Custom Power revenues of approximately $972,000, partially offset by an increase in Westcor revenues of approximately $510,000. The overall decrease in revenues in the second quarter of 2013 is due to continued weakness in the defense electronics sector, continued recession in Europe and slower than expected growth from certain new product opportunities. In addition, the decrease in VI Chip revenues reflects a dependence on a limited number of customers. Net revenues increased sequentially over the first quarter of 2013 by $4,919,000, or 11.7%. Sequential increases in overall bookings of 24.0% and 26.1% in the first and second quarters of 2013, respectively, contributed to this sequential increase in revenues.

Gross margin for the second quarter of 2013 decreased $5,645,000, or 23.4%, to $18,461,000 from $24,106,000 in the second quarter of 2012. Gross margin as a percentage of net revenues decreased to 39.4% from 43.5%. The decrease in gross margin and gross margin percentage was primarily attributed to the decrease in net revenues and an increase of approximately $640,000 to inventory reserves in the second quarter of 2013 for potential excess and obsolete inventory charged against cost of revenues. The decrease in the gross margin percentage was partially offset by a shift in product mix to a higher proportion of higher-margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Selling, general and administrative expenses were $15,455,000 for the quarter ended June 30, 2013, an increase of $1,790,000, or 13.1%, compared to $13,665,000 for the same period in 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 33.0% from 24.6% for the same period in 2012, primarily due to a decrease in net revenues.

The components of the $1,790,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,111	13.6	%(1)
Bad debt expense	234	684.2	%(2)
Training and professional development	177	1147.0	%(3)
Audit, tax, and accounting fees	170	138.2%
Stockholder reporting	138	187.6	%(4)
Advertising expenses	129	24.1%
Facilities expenses	90	40.6%
Travel expenses	(39)	(5.1)%
Legal fees	(77)	(13.1	)%(5)
Commissions expense	(164)	(12.2	)%(6)
Other, net	21	1.1%

	$1,790	(13.1)%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in Vicor stock-based compensation expense related to the Option Exchange and other stock option grants in the second quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements.
(2)	Increase attributed to an increase in allowance for bad debts.
(3)	Increase primarily attributed to corporate management and sales personnel training.
(4)	Increase primarily attributed to expenses incurred in 2013 in connection with a tender offer for shares of our Common Stock, completed in the second quarter of 2013.
(5)	Decrease attributed to a reduction in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 12 to the Condensed Consolidated Financial Statements.
(6)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Research and development expenses were $9,988,000 for the quarter ended June 30, 2013, an increase of $256,000, or 2.6%, compared to $9,732,000 for the same period in 2012. As a percentage of net revenues, research and development increased to 21.3% from 17.5% for the same period in 2012, primarily due to a decrease in net revenues.

The components of the $256,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$208	3.1	%(1)
Project and pre-production materials	205	24.9	%(2)
Depreciation and amortization	74	16.4%
Computer expenses	35	33.1%
Travel expenses	(29)	(39.2)%
Supplies expense	(48)	(20.6	)%(3)
Set-up and tooling expenses	(84)	(57.8	)%(4)
Deferred costs	(112)	(2054.8	)%(5)
Other, net	7	0.7%

	$256	2.6%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013.
(2)	Increase attributed to increases in spending by the BBU and VI Chip segments.
(3)	Decrease primarily attributed to a decrease in engineering supplies for new Picor products.
(4)	Decrease primarily attributed to a decrease in tooling charges associated with the development of VI Chip products.
(5)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2013	2012	(decrease)
Interest income	$27	$40	$(13)
Gain on disposals of equipment	—	9	(9)
Foreign currency losses	(11)	—	(11)
Credit (losses) gains on available-for-sale securities	(80)	1	(81)
Other, net	10	32	(22)

	$(54)	$82	$(136)

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Income (loss) before income taxes was $(7,036,000) for the second quarter of 2013, compared to $791,000 for the same period in 2012.

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2013	2012
(Benefit) provision for income taxes	$(2,436)	$547
Effective income tax rate	(34.6)%	69.2%

For the three months ended June 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2013. The federal research tax credit for 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months ended June 30, 2012 based on the Company’s projecting annual pre-tax income at that time. The effective income tax rate for the three months ended June 30, 2012 was higher than the statutory tax rate due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments, and the inability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012.

Net loss per share attributable to Vicor Corporation was $(0.12) for the second quarter of 2013, compared to basic and diluted income per share of $0.01 for the second quarter of 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net revenues for the six months ended June 30, 2013 were $88,811,000, a decrease of $26,324,000 or 22.9%, compared to $115,135,000 for the same period a year ago.

The components of net revenues for the six months ended June 30, were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$78,413	$90,757	$(12,344)	(13.6)%
VI Chip	9,142	22,900	(13,758)	(60.1)%
Picor	1,256	1,478	(222)	(15.0)%

Total	$88,811	$115,135	$(26,324)	(22.9)%

The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $8,281,000, Vicor Custom Power revenues of approximately $2,294,000, Vicor Japan revenues of $1,457,000 and Westcor revenues of approximately $161,000. The overall decrease in revenues to date in 2013 is due to continued weakness in the defense electronics sector, continued recession in Europe and slower than expected growth from certain new product opportunities. In addition, the decrease in VI Chip and Picor revenues reflects a dependence on a limited number of customers. Overall bookings during the six months ended June 30, 2013 increased by 18.2% compared with the last six months of 2012. This increase was primarily attributed to increases in BBU and VI Chip orders of 8.2% and 106.5%, respectively.

Gross margin for the first six months of 2013 decreased $13,505,000, or 27.8%, to $35,068,000 from $48,573,000 compared to the same period a year ago. Gross margin as a percentage of net revenues decreased to 39.5% from 42.2%. The decrease in gross margin and gross margin percentage was primarily attributed to the decrease in net revenues, although these decreases were partially offset by a shift in product mix to a higher proportion of higher-margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Selling, general and administrative expenses were $29,342,000 for the six months ended June 30, 2013, an increase of $1,517,000, or 5.5%, compared to $27,825,000 for the same period in 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 33.0% from 24.2% for the same period in 2012, primarily due to the decrease in net revenues.

The components of the $1,517,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,277	7.9	%(1)
Bad debt expense	288	422.7	%(2)
Audit, tax, and accounting fees	195	26.7%
Advertising expenses	191	16.6%
Training and professional development	171	494.8	%(3)
Stockholder reporting	157	167.0	%(4)
Telephone expenses	72	13.4%
Depreciation and amortization	(96)	(6.6)%
Outside services	(158)	(15.5	)%(5)
Legal fees	(212)	(18.2	)%(6)
Commissions expense	(453)	(17.1	)%(7)
Other, net	85	3.0%

	$1,517	5.5%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in Vicor stock-based compensation expense related to the Option Exchange and other stock option grants in the second quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements.
(2)	Increase attributed to an increase in allowance for bad debts.
(3)	Increase primarily attributed to corporate management and sales personnel training.
(4)	Increase primarily attributed to expenses incurred in 2013 in connection with the tender offers for shares of our Common Stock completed in the first and second quarters of 2013.
(5)	Decrease attributed to a reduction in the use of outside consultants by the sales and marketing departments.
(6)	Decrease attributed to a decrease in legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 12 to the Condensed Consolidated Financial Statements.
(7)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Research and development expenses were $19,843,000 for the six months ended June 30, 2013, an increase of $268,000, or 1.4%, compared to $19,575,000 for the same period in 2012. As a percentage of net revenues, research and development increased to 22.3% from 17.0% for the same period in 2012 primarily due to a decrease in net revenues.

The components of the $268,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$297	2.2	%(1)
Depreciation and amortization	129	14.3	%(2)
Project and pre-production materials	92	4.9%
Supplies expense	65	17.6%
Travel expenses	(54)	(37.8)%
Deferred costs	(80)	(185.2	)%(3)
Set-up and tooling expenses	(111)	(50.6	)%(4)
Other, net	(70)	(2.8)%

	$268	1.4%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013.
(2)	Increase primarily attributed to additions of engineering equipment over the past several quarters for the BBU and Picor.
(3)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
(4)	Decrease primarily attributed to a decrease in tooling charges associated with the development of VI Chip products.

During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2013	2012	(decrease)
Interest income	$45	$73	$(28)
Gain on disposals of equipment	3	33	(30)
Foreign currency losses	(38)	(27)	(11)
Credit (losses) gains on available-for-sale securities	(79)	4	(83)
Other, net	30	52	(22)

	$(39)	$135	$(174)

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

Income (loss) before income taxes was $(15,517,000) for the first six months of 2013 compared to $1,308,000 for the same period in 2012.

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2013	2012
Provision for income taxes	$(5,931)	$723
Effective income tax rate	(38.2)%	55.3%

For the three months and six months ended June 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months and six months ended June 30, 2012 based on the Company’s projecting annual pre-tax income at that time. The effective income tax rate for the six months ended June 30, 2012 was higher than the statutory tax rate due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments, and the inability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012.

Net loss per share attributable to Vicor Corporation was $(0.24) for the first six months of 2013, compared to basic and diluted income per share of $0.01 for the first six months of 2012.

Liquidity and Capital Resources

At June 30, 2013, the Company had $60,778,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 6.6:1 as of June 30, 2013 and 8.3:1 as of December 31, 2012. Working capital decreased $26,794,000 to $101,704,000 as of June 30, 2013 from $128,498,000 as of December 31, 2012.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$(23,776)
Accounts receivable	(3,668)
Inventories, net	(1,287)
Other current assets	2,423
Accounts payable	512
Accrued compensation and benefits	(770)
Accrued severance	(611)
Accrued expenses	136
Income taxes payable	336
Deferred revenue	(113)
Other	24

$(26,794)

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2013

The primary uses of cash for the six months ended June 30, 2013 was for the purchase of 3,273,088 shares of Common Stock for an aggregate of $17,100,000 in connection with two tender offers completed on March 7, 2013 and April 22, 2013, respectively, operating activities of $4,216,000, and the purchase of equipment of $2,543,000.

As of June 30, 2013, the Company held $6,000,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock during the six months ended June 30, 2013. As of June 30, 2013, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

During the six months ended June 30, 2013, one of the Company’s subsidiaries paid a total of $800,000 in cash dividends, all of which were paid to the Company.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $964,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2013.

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

June 30, 2013

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value in these securities as of June 30, 2013.

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

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., June 30, 2013). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

June 30, 2013

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II — Other Information

June 30, 2013

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1—Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	1,341,575	$5.00	1,341,575	$8,541,000
May 1 - 31, 2013	—	—	—	8,541,000
June 1 - 30, 2013	—	—	—	8,541,000

Total	1,341,575	$5.00	1,341,575

On March 18, 2013, the Company announced its intent to commence a tender offer for shares of its Common Stock representing up to $10,000,000 in aggregate value and commenced this tender offer on March 21, 2013. The tender offer expired on April 22, 2013. The total number of shares purchased and average price paid per share for the period April 1-30, 2013, disclosed in the table, represents the final results of the tender offer.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock, of which $8,541,000 remains authorized for additional purchases.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Vicor Corporation

Part II — Other Information

June 30, 2013

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 30, 2013	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2013	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)