Form 10-Q
period 2013-09-30
VICOR CORP
filed 2013-10-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of September 30, 2013 was:

Common Stock, $.01 par value	26,771,119
Class B Common Stock, $.01 par value	11,767,052

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$61,188	$84,554
Accounts receivable, less allowance of $280 in 2013 and $292 in 2012	28,321	27,165
Inventories, net	27,987	29,955
Deferred tax assets	2,248	1,776
Other current assets	3,497	2,613

Total current assets	123,241	146,063
Long-term investments, net	6,231	6,736
Property, plant and equipment, net	40,457	44,092
Long-term deferred tax assets, net	9,045	3,523
Other assets	1,904	2,167

Total assets	$180,878	$202,581

Liabilities and Equity
Current liabilities:
Accounts payable	$9,772	$6,812
Accrued compensation and benefits	8,907	7,400
Accrued expenses	2,298	2,233
Accrued severance charges	249	—
Income taxes payable	—	336
Deferred revenue	911	784

Total current liabilities	22,137	17,565
Long-term deferred revenue	1,118	1,549
Long-term income taxes payable	1,527	1,494

Total liabilities	24,782	20,608
Commitments and contingencies (Note 12)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	391	390
Additional paid-in capital	169,409	167,498
Retained earnings	121,747	132,285
Accumulated other comprehensive loss	(274)	(112)
Treasury stock, at cost	(138,927)	(121,827)

Total Vicor Corporation stockholders’ equity	152,464	178,352
Noncontrolling interest	3,632	3,621

Total equity	156,096	181,973

Total liabilities and equity	$180,878	$202,581

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$55,091	$52,948	$143,902	$168,083
Cost of revenues	32,111	29,995	85,854	96,557

Gross margin	22,980	22,953	58,048	71,526
Operating expenses:
Selling, general and administrative	14,478	13,425	43,820	41,250
Research and development	9,857	9,232	29,700	28,807
Severance charges	—	—	1,361	—

Total operating expenses	24,335	22,657	74,881	70,057

Income (loss) from operations	(1,355)	296	(16,833)	1,469
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net of unrealized losses	65	351	103	581
Portion of losses recognized in other comprehensive income (loss)	(64)	(339)	(181)	(565)

Net credit gains (losses) recognized in earnings	1	12	(78)	16
Other income, net:	50	58	90	189

Total other income (expense), net	51	70	12	205

Income (loss) before income taxes	(1,304)	366	(16,821)	1,674
(Benefit) provision for income taxes	(406)	86	(6,337)	809

Consolidated net income (loss)	(898)	280	(10,484)	865
Less: Net income attributable to noncontrolling interest	34	89	54	128

Net income (loss) attributable to Vicor Corporation	$(932)	$191	$(10,538)	$737

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.02)	$—	$(0.27)	$0.02
Diluted	$(0.02)	$—	$(0.27)	$0.02
Shares used to compute net income (loss) per share attributable to Vicor Corporation:
Basic	38,538	41,811	39,414	41,811
Diluted	38,538	41,815	39,414	41,818

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$(898)	$280	$(10,484)	$865
Foreign currency translation gains (losses), net of tax provision (benefit) (1)	22	82	(381)	(31)
Unrealized gains on available-for-sale securities (2)	61	339	176	565

Consolidated comprehensive income (loss)	(815)	701	(10,689)	1,399
Less: Comprehensive income attributable to noncontrolling interest	36	99	11	126

Comprehensive income (loss) attributable to Vicor Corporation	$(851)	$602	$(10,700)	$1,273

(1)	Net of tax provision of $12 and $48 for the three months ended September 30, 2013 and 2012, respectively. Net of tax benefit of $(205) and $(26) for the nine months ended September 30, 2013 and 2012, respectively.
(2)	The deferred tax assets associated with the unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2013 and 2012. Therefore, there is no net income tax provision (benefit) recognized for the three and nine months ended September 30, 2013 and 2012.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Consolidated net income (loss)	$(10,484)	$865
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,555	7,870
Deferred income taxes	(5,491)	(88)
Stock-based compensation expense	1,893	970
Decrease in long-term deferred revenue	(104)	(107)
Excess tax benefit of stock-based compensation	(53)	(78)
Gain on disposal of equipment	(3)	(31)
Credit loss (gain) on available-for-sale securities	78	(16)
Increase (decrease) in long-term income taxes payable	33	(10)
Change in current assets and liabilities, net	3,896	4,932

Net cash (used for) provided by operating activities	(2,680)	14,307
Investing activities:
Additions to property, plant and equipment	(4,027)	(4,838)
Sales and maturities of investments	603	3,540
Purchases of investments	—	(270)
Proceeds from sale of equipment	3	31
Decrease in other assets	49	4

Net cash used in investing activities	(3,372)	(1,533)
Financing activities:
Purchases of Common Stock	(17,100)	—
Proceeds from issuance of Common Stock	58	9
Excess tax benefit of stock-based compensation	53	78

Net cash (used for) provided by financing activities	(16,989)	87
Effect of foreign exchange rates on cash	(325)	(17)

Net (decrease) increase in cash and cash equivalents	(23,366)	12,844
Cash and cash equivalents at beginning of period	84,554	71,908

Cash and cash equivalents at end of period	$61,188	$84,752

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The balance sheet at December 31, 2012, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

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

As of September 30, 2013, the Company held par value of $6,000,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals of 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

As of September 30, 2013, the Company held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through September 30, 2013, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2013.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value
Failed Auction Securities	$6,000	$—	$1,018	$4,982
Brokered certificates of deposit	1,010	8	—	1,018
Certificate of deposit	231	—	—	231

	$7,241	$8	$1,018	$6,231

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Failed Auction Securities	$6,100	$—	$1,121	$4,979
Brokered certificates of deposit	1,280	12	—	1,292
Certificates of deposit	465	—	—	465

	$7,845	$12	$1,121	$6,736

All of the Failed Auction Securities as of September 30, 2013, have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on September 30, 2013, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$611	$612
Due in two to ten years	630	637
Due in ten to twenty years	—	—
Due in twenty to forty years	6,000	4,982

	$7,241	$6,231

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on September 30, 2013, with a par value of $6,000,000, was estimated by the Company to be approximately $4,982,000, an increase in fair value of $103,000 from December 31, 2012. The gross unrealized loss of $1,018,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $395,000 and an aggregate temporary impairment of $623,000. For the nine months ended September 30, 2013, the aggregate credit loss on the Failed Auction Securities increased by a net amount of $78,000, which was recorded in “Net credit gains (losses) recognized in earnings” in the Condensed Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a roll forward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the nine months ended September 30 (in thousands):

	2013	2012
Balance at the beginning of the period	$317	$308
Additions for the amount related to credit loss for which other-than- temporary impairment was not previously recognized	85	—
Reduction for security sold during the period	(7)	(16)

Balance at the end of the period	$395	$292

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

September 30, 2013

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2013 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2013
Cash Equivalents:
Money market funds	$12,485	$—	$—	$12,485
Long-term investments:
Failed Auction Securities	—	—	4,982	4,982
Brokered certificates of deposit	—	1,018	—	1,018
Certificate of deposit	231	—	—	231

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

As of September 30, 2013, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2013. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 6.4%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $300,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

Quantitative information about Level 3 fair value measurements as of September 30, 2013 are as follows (dollars in thousands):

Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
Failed Auction Securities	$4,982	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.05% (0.03%)
			Cumulative probability of principal return prior to maturity	74.24% - 95.60% (84.92%)
			Cumulative probability of default	4.39% - 25.71% (15.05%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the nine months ended September 30, 2013 (in thousands):

Balance at the beginning of the period	$4,979
Redemptions, at par	(100)
Credit loss on available-for-sale securities included in Other income (expense), net	(78)
Unrealized gain included in Other comprehensive income (loss)	181

Balance at the end of the period	$4,982

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$59	$10	$103	$36
Selling, general and administrative	348	205	1,529	679
Research and development	84	85	261	255

Total stock-based compensation	$491	$300	$1,893	$970

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

Pursuant to the Exchange Offer, which expired June 17, 2013 (the “Offer Expiration Date”), 638 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 1,531,077 shares of the Company’s common stock, representing approximately 91% of Eligible Options. Upon acceptance, the tendered options were cancelled, and the Company granted an equivalent number of new options (the “Replacement Options”) under the 2000 Plan. All Replacement Options vest over five years, have a 10 year term, and have terms substantially similar to other time-based vesting options awarded under the 2000 Plan. Replacement Options granted in exchange for Time-Based Eligible Options have an exercise price equal to $6.29 (being 120% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date). Replacement Options granted in exchange for Performance-Based Eligible Options have an exercise price equal to (i) $6.29 (being 120% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest on or prior to the first anniversary of the Offer Expiration Date; (ii) $7.34 (being 140% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the first anniversary of the Offer Expiration Date but on or prior to the second anniversary of the Offer Expiration Date; (iii) $8.38 (being 160% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the second anniversary of the Offer Expiration Date but on or prior to the third anniversary of the Offer Expiration Date; (iv) $9.43 (being 180% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the third anniversary of the Offer Expiration Date but on or prior to the fourth anniversary of the Offer Expiration Date; and (v) $10.48 (being 200% of the last reported sale price per share of the Company’s common stock on the NASDAQ on the Offer Expiration Date) with respect to Replacement Options that vest after the fourth anniversary of the Offer Expiration Date.

For financial reporting purposes, the exchange of Time-Based Eligible Options for Replacement Options was considered a modification of both the exercise price and the vesting terms of the cancelled options. The accounting for these modifications results in total incremental expense of approximately $365,000, which, combined with the remaining unrecognized expense from the original grant date value of approximately $318,000, will be recognized over the associated service period (i.e., the five year vesting period) for each new vesting tranche. Because the Company had not previously recorded stock-based compensation

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

expense for the Performance-Based Eligible Options, as the Company determined it was not probable the Brick Business Unit would meet the revenue targets required to trigger vesting of such options, the exchange of Replacement Options for Performance-Based Eligible Options has been accounted for as the grant of new options as of June 17, 2013, the Offer Expiration Date. As referenced above, because these Replacement Options have five different exercise prices (i.e., an increasing exercise price for each of the five different vesting periods, each with a different term to expiration), the value of such Replacement Options, calculated using the Black-Scholes methodology, was based on the assumption each vesting tranche represented a distinct instrument. The resulting total expense of approximately $2,300,000 will be recognized over the associated service period for each vesting tranche, as if the grant were, in substance, five grants of distinct instruments with different exercise prices and different, sequentially shorter, terms to expiration. The unrecognized compensation expense for these Replacement Options was approximately $2,047,000 as of September 30, 2013.

Under the retirement provisions of the 2000 Plan and the option agreements applicable to the Replacement Options, the Company records all stock-based compensation expense for an option grant by the earlier of (a) the end of the associated service period (i.e., the vesting period) or (b) by age 62.5 of the employee or director to whom the options were awarded. Because of the age of certain recipient employees and directors, a number of Replacement Options granted were subject to immediate recognition of the associated total stock-based compensation expense. Accordingly, as a result of the Option Exchange, the Company recorded stock-based compensation expense during the second quarter of 2013 of approximately $625,000, of which approximately $450,000 was the result of immediate expense recognition due to the age of the recipient employee or director.

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

During the third quarter of 2010, the Company granted an aggregate of 1,243,750 Performance-Based Eligible Options. Based on the final results of the Option Exchange, a total of 66,000 of these Performance-Based Eligible Options remain outstanding as of September 30, 2013. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the remaining stock options over the relevant performance period. As of September 30, 2013, the Company determined it was not probable the revenue targets could be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $414,000 as of September 30, 2013.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of September 30, 2013 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $777,000 as of September 30, 2013.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Vicor Corporation	$(932)	$191	$(10,538)	$737

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	38,538	41,811	39,414	41,811
Effect of dilutive securities:
Employee stock options (2)	—	4	—	7

Denominator for diluted income (loss) per share – adjusted weighted-average shares and assumed conversions	38,538	41,815	39,414	41,818

Basic income (loss) per share	$(0.02)	$—	$(0.27)	$0.02

Diluted income (loss) per share	$(0.02)	$—	$(0.27)	$0.02

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)	Options to purchase 1,142,576 and 1,098,473 shares of Common Stock for the three and nine months ended September 30, 2013, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 550,655 and 490,585 shares of Common Stock for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted income per share because the effect would be antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$27,022	$28,362
Work-in-process	3,266	2,707
Finished goods	5,898	6,535

	36,186	37,604
Inventory reserves	(8,199)	(7,649)

Net balance	$27,987	$29,955

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2013, and December 31, 2012, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $831,000 and $1,210,000 for the nine months ended September 30, 2013, and 2012, respectively.

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

There was no allocation of equity method income (loss) for the nine months ended September 30, 2013 and 2012, as GWS incurred a net loss in each period. The balance in the Company’s net investment in GWS was zero as of September 30, 2013, and December 31, 2012.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

A summary of the activity related to the severance charges, by segment, for the nine months ended September 30, 2013 is as follows (in thousands):

	BBU	VI Chip	Total
Balance as of December 31, 2012	$—	$—	$—
Charges	1,123	238	1,361
Payments	(201)	(81)	(282)

Balance as of March 31, 2013	922	157	1,079
Payments	(417)	(51)	(468)

Balance as of June 30, 2013	505	106	611
Payments	(268)	(94)	(362)

Balance as of September 30, 2013	$237	$12	$249

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

Product warranty activity for the three and nine months ended September 30, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$329	$461	$364	$572
Accruals for warranties for products sold in the period	127	161	228	379
Fulfillment of warranty obligations	(110)	(133)	(220)	(430)
Revisions of estimated obligations	1	(8)	(25)	(40)

Balance at the end of the period	$347	$481	$347	$481

10. Stockholders’ Equity

Under a tender offer completed on April 22, 2013, the Company purchased 1,341,575 shares of Common Stock for an aggregate cost of $6,708,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The (benefit) provision for income taxes and the effective income tax rate for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Benefit) provision for income taxes	$(406)	$86	$(6,337)	$809
Effective income tax rate	(31.1%)	23.5%	(37.7%)	48.3%

For the three months and nine months ended September 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the three months and nine months ended September 30, 2012 based on the Company’s projecting annual pre-tax income at that time. The effective income tax rate for the nine months ended September 30, 2012 was higher than statutory tax rates due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments. In addition, the Company did not have the ability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012.

As of September 30, 2013, the Company has a valuation allowance of approximately $8,759,000 primarily against certain state deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax net operating loss and credit carryforwards in certain state tax jurisdictions for which sufficient taxable income for utilization cannot be projected at this time, which may result in the net operating losses or credits or both potentially expiring without being utilized due to shorter carryforward periods. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and income in the carryback period. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material. Management believes it is more likely than not the Company’s net federal deferred tax assets of approximately $11,293,000 as of September 30, 2013 will be realized, based upon its assessment of all available evidence, both positive and negative. In light of recent operating losses, management is continuing to closely monitor the available positive and negative evidence on a quarterly basis to determine if the more likely than not standard will continue to be met. If management determines that the more likely than not standard will not be met, then the valuation allowance may need to be increased, and such adjustment in a particular quarter could be material.

In August 2013, the Company received notice from the Internal Revenue Service that its federal corporate tax returns for the tax years 2010 and 2011 had been selected for audit. The audit has commenced, but is in the early stages. There are no other income tax audits currently in process.

12. Commitments and Contingencies

At September 30, 2013, the Company had approximately $1,220,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The following table provides significant segment financial data as of and for the three months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2013:
Net revenues	$42,331	$12,457	$2,836	$—	$(2,533)	$55,091
Income (loss) from operations	5,162	(5,555)	(696)	(266)	—	(1,355)
Total assets	119,739	19,898	4,345	98,614	(61,718)	180,878
Depreciation and amortization	1,296	760	96	375	—	2,527
2012:
Net revenues	$45,753	$7,487	$2,206	$—	$(2,498)	$52,948
Income (loss) from operations	7,903	(6,620)	(813)	(174)	—	296
Total assets	94,532	22,085	5,245	129,444	(41,507)	209,799
Depreciation and amortization	1,267	885	103	371	—	2,626

The following table provides significant segment financial data as of and for the nine months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
2013:
Net revenues	$120,743	$22,503	$7,426	$—	$(6,770)	$143,902
Income (loss) from operations	9,752	(23,142)	(2,711)	(732)	—	(16,833)
Total assets	119,739	19,898	4,345	98,614	(61,718)	180,878
Depreciation and amortization	3,773	2,468	315	999	—	7,555
2012:
Net revenues	$136,510	$31,425	$7,320	$—	$(7,172)	$168,083
Income (loss) from operations	22,361	(18,424)	(1,926)	(542)	—	1,469
Total assets	94,532	22,085	5,245	129,444	(41,507)	209,799
Depreciation and amortization	3,771	2,677	309	1,113	—	7,870

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

14. Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

Effective January 1, 2013, the Company adopted new accounting guidance related to disclosures about offsetting assets and liabilities. The new accounting guidance amends ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

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

September 30, 2013

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

September 30, 2013

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

Revenues for the third quarter of 2013 increased by 4.0% to $55,091,000, from $52,948,000 for the corresponding period in 2012, and increased by 17.6% on a sequential basis from $46,865,000 for the second quarter of 2013. Export sales as a percentage of total revenues for the three months ended September 30, 2013 and 2012 were approximately 61% and 52%, respectively. Gross margin increased to $22,980,000 for the third quarter of 2013 from $22,953,000 in the third quarter of 2012, and increased on a sequential basis from $18,461,000 for the second quarter of 2013. Gross margin as a percentage of revenue decreased to 41.7% for the third quarter of 2013 compared to 43.4% for the third quarter of 2012, and increased on a sequential basis from 39.4% for the second quarter of 2013. Net loss attributable to Vicor Corporation for the third quarter of 2013 was $(932,000), or $(0.02) per share, compared to net income attributable to Vicor Corporation of $191,000, or $0.00 per diluted share, in the third quarter of 2012, and net loss attributable to Vicor Corporation of $(4,616,000), or $(0.12) per share, for the second quarter of 2013.

Revenues for the nine months ended September 30, 2013 decreased by 14.4% to $143,902,000, from $168,083,000 for the corresponding period in 2012. Export sales as a percentage of total revenues for the nine months ended September 30, 2013 and 2012 were approximately 58% and 51%, respectively. Gross margin decreased to $58,048,000 for the nine months ended September 30, 2013, from $71,526,000 for the corresponding period in 2012. Gross margin as a percentage of revenue decreased to 40.3% for the nine months ended September 30, 2013 compared to 42.6% for the corresponding period a year ago. During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for severance and other employee-related costs for a workforce reduction initiated and completed in February 2013. Net loss attributable to Vicor Corporation for the nine months ended September 30, 2013, was $(10,538,000), or $(0.27) per share, compared to net income attributable to Vicor Corporation of $737,000, or $0.02 per diluted share, for the corresponding period a year ago.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $53,888,000 at the end of the third quarter of 2013, as compared to $51,958,000 at the end of the second quarter of 2013.

Operating expenses for the three months ended September 30, 2013 increased $1,678,000, or 7.4%, to $24,335,000 from $22,657,000 for the corresponding period in 2012, due to an increase in selling, general and administrative expenses of $1,053,000 and research and development expenses of $625,000. The primary elements of the increase in selling, general and administrative expenses were compensation expenses of $440,000, legal fees of $245,000, commissions expense of $179,000, depreciation and amortization of $69,000, bad debt expense of $68,000, and stockholder reporting expenses of $63,000, partially offset by decreases in outside services of $67,000, employment recruiting of $57,000, and project materials of $51,000. The primary elements of the increase in research and development expenses were compensation expenses of $275,000, project and pre-production materials of $183,000, depreciation and amortization of $59,000, and certification expenses of $55,000.

Operating expenses for the nine months ended September 30, 2013 increased $4,824,000, or 6.9%, to $74,881,000 from $70,057,000 for the corresponding period in 2012, primarily due to an increase in selling, general and administrative expenses of $2,570,000, research and development expenses of $893,000, and the charge related to workforce reduction discussed above. The primary elements of the increase in selling, general and administrative expenses were compensation expenses of $1,716,000, bad debt expense of $356,000, stockholder reporting expenses of $220,000, audit, tax, and accounting fees of $218,000, advertising expenses of $185,000, and training and professional development of $184,000, partially offset by decreases in commissions expense of $274,000, outside services expense of $225,000, and employment recruiting of $119,000. The primary elements of the increase in research and development expenses were compensation expenses of $572,000, project and pre-production materials of $275,000, depreciation and amortization of $189,000, and supplies expense of $108,000, partially offset by decreases in set-up and tooling expenses of $141,000, deferred costs of $91,000, and travel expenses of $67,000. Included in the increase in compensation expense was an increase in stock-based compensation expense due to the stock option exchange, discussed below.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

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

“Other income (expense), net” for the three months ended September 30, 2013 decreased $19,000 to $51,000 compared to $70,000 for the corresponding period a year ago. The primary reasons for the decrease were decreases in interest income of $13,000, and credit gains on available-for-sale securities of $11,000.

“Other income (expense), net” for the nine months ended September 30, 2013 decreased $193,000 to $12,000 compared to $205,000 for the corresponding period in 2012. The primary reasons for the decrease were increases in credit losses on available-for-sale securities of $94,000, and decreases in interest income of $41,000, and gains on disposals of equipment of $28,000.

For the nine months ended September 30, 2013, depreciation and amortization totaled $7,555,000 and capital additions totaled $4,027,000, compared to $7,870,000 and $4,838,000, respectively, for the first nine months of 2012.

Inventories decreased by approximately $1,968,000 or 6.6% to $27,987,000, compared to $29,955,000 at December 31, 2012. This decrease was associated with decreases in VI Chip and Picor inventories of $1,333,000 and $959,000, respectively, partially offset by an increase in BBU inventories of $324,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a complete summary of the critical accounting policies and estimates.

Three months ended September 30, 2013, compared to three months ended September 30, 2012

Net revenues for the third quarter of 2013 were $55,091,000, an increase of $2,143,000 or 4.0% as compared to $52,948,000 for the same period a year ago, and increased 17.6% on a sequential basis from the second quarter of 2013.

The components of net revenues for the three months ended September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$42,331	$45,753	$(3,422)	(7.5)%
VI Chip	11,947	6,443	5,504	85.4%
Picor	813	752	61	8.1%

Total	$55,091	$52,948	$2,143	4.0%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

The overall increase in net revenues during the third quarter of 2013 was due to an increase in VI Chip revenues of approximately $5,504,000, driven by increased bookings in the second and third quarters of 2013. The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $3,829,000 and Vicor Custom Power revenues of approximately $275,000, partially offset by an increase in Westcor revenues of approximately $345,000 and Vicor Japan revenues of $294,000. Net revenues increased sequentially over the second quarter of 2013 by $2,143,000, or 4.0%. Overall bookings during the three months ended September 30, 2013 increased by 6.3% compared to the same period in 2012, but decreased sequentially from the second quarter of 2013 by 6.7%, primarily due to lower BBU bookings.

Gross margin for the third quarter of 2013 increased $27,000, or 0.1%, to $22,980,000 from $22,953,000 in the third quarter of 2012. Gross margin as a percentage of net revenues decreased to 41.7% from 43.4%, primarily due to a shift in product mix to a higher proportion of lower-margin VI Chip products.

Selling, general and administrative expenses were $14,478,000 for the quarter ended September 30, 2013, an increase of $1,053,000, or 7.8%, compared to $13,425,000 for the same period in 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 26.3% from 25.4% for the same period in 2012.

The components of the $1,053,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$440	5.5	% (1)
Legal fees	245	86.2	% (2)
Commissions expense	179	13.9	% (3)
Depreciation and amortization	69	9.5%
Bad debt expense	68	1674.4	% (4)
Stockholder reporting	63	73.7%
Project materials	(51)	(87.9	)% (5)
Employment recruiting	(57)	(46.5)%
Outside services	(67)	(14.0)%
Other, net	164	6.9%

	$1,053	7.8%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in Vicor stock-based compensation expense related to the Option Exchange and other stock option grants in the second quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements.
(2)	Increase attributed to legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 12 to the Condensed Consolidated Financial Statements.
(3)	Increase primarily attributed to the increase in net revenues subject to commissions.
(4)	Increase attributed to an increase in allowance for bad debts.
(5)	Decrease attributable to decreases in spending by the BBU and VI Chip segments.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

Research and development expenses were $9,857,000 for the quarter ended September 30, 2013, an increase of $625,000, or 6.8%, compared to $9,232,000 for the same period in 2012. As a percentage of net revenues, research and development expenses increased to 17.9% from 17.4% for the same period in 2012.

The components of the $625,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$275	4.3	% (1)
Project and pre-production materials	183	19.2	% (2)
Depreciation and amortization	59	13.0%
Certification expenses	55	89.2%
Supplies expense	44	36.1	% (3)
Other, net	9	0.7%

	$625	6.8%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013.
(2)	Increase attributed to increases in spending by the BBU and VI Chip segments.
(3)	Increase primarily attributed to an increase in engineering supplies for new Picor products.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2013	2012	(decrease)
Interest income	$27	$40	$(13)
Loss on disposals of equipment	—	(2)	2
Foreign currency losses	6	7	(1)
Credit gains on available-for-sale securities	1	12	(11)
Other, net	17	13	4

	$51	$70	$(19)

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

Income (loss) before income taxes was $(1,304,000) for the third quarter of 2013, compared to $366,000 for the same period in 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

The (benefit) provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2013	2012
(Benefit) provision for income taxes	$(406)	$86
Effective income tax rate	(31.1%)	23.5%

For the three months ended September 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance. The Company recorded a provision for income taxes for the three months ended September 30, 2012 based on the Company’s projecting annual pre-tax income at that time.

Net loss per share attributable to Vicor Corporation was $(0.02) for the third quarter of 2013, compared to basic and diluted income per share of $0.00 for the third quarter of 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net revenues for the nine months ended September 30, 2013 were $143,902,000, a decrease of $24,181,000 or 14.4%, compared to $168,083,000 for the same period a year ago.

The components of net revenues for the nine months ended September 30, were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$120,743	$136,510	$(15,767)	(11.6)%
VI Chip	21,088	29,343	(8,255)	(28.1)%
Picor	2,071	2,230	(159)	(7.1)%

Total	$143,902	$168,083	$(24,181)	(14.4)%

The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $12,110,000, Vicor Custom Power revenues of approximately $2,569,000, Vicor Japan revenues of $1,163,000, partially offset by an increase in Westcor revenues of approximately $184,000. The overall decrease in revenues to date in 2013 is due to continued weakness in the defense electronics sector, continued recession in Europe and slower than expected growth from certain new product opportunities. In addition, the decrease in VI Chip and Picor revenues reflects a dependence on a limited number of customers. Overall bookings during the nine months ended September 30, 2013 increased by 15.1% compared with the last nine months of 2012. This increase was primarily attributed to increases in VI Chip and Picor orders of 129.7% and 11.8%, respectively.

Gross margin for the first nine months of 2013 decreased $13,478,000, or 18.8%, to $58,048,000 from $71,526,000 compared to the same period a year ago. Gross margin as a percentage of net revenues decreased to 40.3% from 42.6%. The decrease in gross margin and gross margin percentage was primarily attributed to the decrease in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

Selling, general and administrative expenses were $43,820,000 for the nine months ended September 30, 2013, an increase of $2,570,000, or 6.2%, compared to $41,250,000 for the same period in 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 30.5% from 24.5% for the same period in 2012, primarily due to the decrease in net revenues.

The components of the $2,570,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$1,716	7.1	% (1)
Bad debt expense	356	493.5	% (2)
Stockholder reporting	220	122.6	% (3)
Audit, tax, and accounting fees	218	20.4%
Advertising expenses	185	10.8%
Training and professional development	184	436.2	% (4)
Telephone expenses	36	4.3%
Legal fees	33	2.3%
Employment recruiting	(119)	(34.9)%
Outside services	(225)	(15.0	)% (5)
Commissions expense	(274)	(7.0	)% (6)
Other, net	240	3.9%

	$2,570	6.2%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in Vicor stock-based compensation expense related to the Option Exchange and other stock option grants in the second quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements.
(2)	Increase attributed to an increase in allowance for bad debts, pertaining to one customer.
(3)	Increase primarily attributed to expenses incurred in 2013 in connection with the tender offers for shares of our Common Stock completed in the first and second quarters of 2013.
(4)	Increase primarily attributed to corporate management and sales personnel training.
(5)	Decrease attributed to a reduction in the use of outside consultants by the sales and marketing departments.
(6)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

Research and development expenses were $29,700,000 for the nine months ended September 30, 2013, an increase of $893,000, or 3.1%, compared to $28,807,000 for the same period in 2012. As a percentage of net revenues, research and development expenses increased to 20.6% from 17.1% for the same period in 2012, primarily due to the decrease in net revenues.

The components of the $893,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$572	2.9	% (1)
Project and pre-production materials	275	9.7	% (2)
Depreciation and amortization	189	13.9	% (3)
Supplies expense	108	22.1	% (4)
Certification expenses	56	32.5%
Employment recruiting	(30)	(44.4)%
Travel expenses	(67)	(32.0)%
Deferred costs	(91)	(187.3	)% (5)
Set-up and tooling expenses	(141)	(50.3	)% (6)
Other, net	22	0.7%

	$893	3.1%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013.
(2)	Increase attributed to increases in spending by the BBU and VI Chip segments.
(3)	Increase primarily attributed to additions of engineering equipment over the past several quarters for BBU and Picor.
(4)	Increase primarily attributed to an increase in engineering supplies for new VI Chip products.
(5)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
(6)	Decrease primarily attributed to a decrease in tooling charges associated with the development of VI Chip products.

During the first quarter of 2013, the Company recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

			Increase
	2013	2012	(decrease)
Interest income	$73	$114	$(41)
Gain on disposals of equipment	3	31	(28)
Foreign currency losses	(32)	(20)	(12)
Credit (losses) gains on available-for-sale securities	(78)	16	(94)
Other, net	46	64	(18)

	$12	$205	$(193)

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

Income (loss) before income taxes was $(16,821,000) for the first nine months of 2013 compared to $1,674,000 for the same period in 2012.

The (benefit) provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2013	2012
(Benefit) provision for income taxes	$(6,337)	$809
Effective income tax rate	(37.7%)	48.3%

For the nine months ended September 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The Company recorded a provision for income taxes for the nine months ended September 30, 2012 based on the Company’s projecting annual pre-tax income at that time. The effective income tax rate for the nine months ended September 30, 2012 was higher than the statutory tax rate due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments. In addition, the Company did not have the ability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012.

Net loss per share attributable to Vicor Corporation was $(0.27) for the first nine months of 2013, compared to basic and diluted income per share of $0.02 for the first nine months of 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company had $61,188,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.6:1 as of September 30, 2013 and 8.3:1 as of December 31, 2012. Working capital decreased $27,394,000 to $101,104,000 as of September 30, 2013 from $128,498,000 as of December 31, 2012.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2013

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$(23,366)
Accounts receivable	1,156
Inventories, net	(1,968)
Deferred tax assets	472
Other current assets	884
Accounts payable	(2,960)
Accrued compensation and benefits	(1,507)
Other	(105)

$(27,394)

The primary uses of cash for the nine months ended September 30, 2013 was for the purchase of 3,273,088 shares of Common Stock for an aggregate of $17,100,000 in connection with two tender offers completed on March 7, 2013 and April 22, 2013, respectively, the purchase of equipment of $4,027,000, and operating activities of $2,680,000.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. The Company did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2013. As of September 30, 2013, the Company had approximately $8,541,000 remaining under the November 2000 Plan.

During the nine months ended September 30, 2013, one of the Company’s subsidiaries paid a total of $800,000 in cash dividends, all of which were paid to the Company.

The Company’s primary liquidity needs are for making continuing investments in manufacturing equipment. The Company believes cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. The Company had approximately $1,220,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2013.

As of September 30, 2013, the Company held $6,000,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 of the Company’s Condensed Consolidated Financial Statements for a discussion of the securities and the Company’s accounting treatment thereof.

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

September 30, 2013

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As the Company’s cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, the Company believes its exposure to market risk on interest rate fluctuations for these investments is not significant. The Company’s long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” The Company does not believe there was an “other-than-temporary” decline in value, other than credit loss, in these securities as of September 30, 2013. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of the Company’s subsidiaries in Europe and Asia is the U.S. dollar. Therefore, the Company believes market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations.

Item 4 — Controls and Procedures

(a)	Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter (i.e., September 30, 2013). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2013

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September  30, 2013

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1—Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	—	$—	—	$8,541,000
August 1 - 31, 2013	—	—	—	8,541,000
September 1 - 30, 2013	—	—	—	8,541,000

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock, of which $8,541,000 remains authorized for additional purchases.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 30, 2013	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2013	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)