Form 10-K
period 2013-12-31
VICOR CORP
filed 2014-03-14
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $113,649,200 as of June 30, 2013.

On February 28, 2014, there were 26,782,623 shares of Common Stock outstanding and 11,758,218 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2014 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor®,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding: the transition of our business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; our plans to invest in expanded manufacturing capacity and the timing thereof; our belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; our continued success depending in part on our ability to attract and retain qualified personnel; our belief cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations for the foreseeable future; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These statements are based upon our current expectations and estimates as to the prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including our ability to: develop and market new products and technologies cost effectively and on a timely basis; leverage our new technologies in standard products to promote market acceptance of our new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing our market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for our products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce our intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting, including our ability to obtain required financial information for investments on a timely basis, our ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in this Annual Report on Form 10-K, including but not limited to those described under Part I, Item I —“Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update the factors discussed in this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and market modular components and complete systems for converting, regulating, and controlling electric current. In electrically-powered devices utilizing Alternating Current (“AC”) voltage from a primary AC source (for example, a wall outlet), a power system converts AC voltage into the stable Direct Current (“DC”) voltage necessary to power subsystems and/or individual applications or “loads”. In many electronic devices, this DC voltage may be further converted to one or more lower voltages required by a range of loads. In equipment utilizing DC voltage from a primary DC source (for example, a generator or battery), the initial DC voltage frequently requires further conversion to one or more voltages. Because numerous applications requiring different DC voltages and varied power ratings may exist within an electronic device, and system power architectures themselves vary, we offer an extensive range of products and accessories in numerous application-specific configurations.

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

Market Background and Our Strategy

The global merchant market for AC-DC and DC-DC power conversion solutions is highly fragmented and made up of many large, diversified manufacturers, as well as many more, smaller manufacturers focused on specialized products or narrowly defined market segments or geographies. The overall market, including those segments in which we compete, are characterized by rapid commoditization and intense price competition.

Our products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers. Beginning in 2011, we began to shift our focus toward higher volume opportunities with these larger OEMs and their contract manufacturers. We serve customers across a range of industries and geographies.

Since our founding, our strategy has been characterized by differentiation based on superior product performance. We have emphasized innovations in technologies, product design, and packaging. Much of our differentiation has been based on proprietary implementations of high frequency, soft switching topologies enabling DC-DC converter modules that are smaller and more efficient than conventional alternatives and, therefore, less vulnerable to commoditization pressures.

We offer a comprehensive range of component-level building blocks to configure a power system specific to a customer’s needs. Since introducing and popularizing the encapsulated “brick” during the 1980s, our product focus has been on high performance DC-DC switching converters, which provide the transformation, regulation, isolation, filtering, and/or input protection necessary to power and protect sophisticated electronic loads. A secondary and highly complementary product strategy has been to vertically integrate our component-level building blocks into complete power systems representing turnkey AC-DC and DC-DC solutions for our customers’ power needs. We target markets and applications for which the high conversion efficiency (i.e., the ratio of output power in watts to the power consumed by the device) and high power density (i.e., the amount of power in watts divided by the volume of the device) of our products are well suited.

The market for power supplies and their enabling components regularly evolves in response to advancing technologies and corresponding changes in customer requirements. Throughout our history, we have modified our strategy to adapt to evolving market challenges and opportunities, leveraging our strength in research and development. In response to current trends and changes in customer requirements, we are implementing a strategy addressing both the realities of today’s power conversion marketplace and our vision of its long-term direction. Our balanced strategy involves maintaining a profitable legacy business in bricks and brick-based system solutions, while investing in the next generation of power management components incorporating innovations of our VI ChipTM and Picor® subsidiaries.

Our product strategy has been characterized by differentiation based on superior product performance, notably highly differentiated conversion efficiency and power density. Our initial market focus in the 1980s and 1990s was on the rapidly expanding telecommunications infrastructure market, within which we had established a leadership position based on early innovations, many of which were patented. However, during the 2000s, in response to the sudden and sustained decline of the telecommunication infrastructure market, the expiration of many of our patents, the consolidation of numerous competitors, and the commoditization pressures of globalization, we shifted our strategy to emphasize “mass customization”, using highly automated, efficient, domestic manufacturing to serve customers with product design and performance requirements, across a wide range of worldwide market segments, that could not be met by high volume oriented competitors. This strategy remains the basis upon which our Brick Business Unit (“BBU”) competes.

We believe that traditional power architectures, components, and systems may not provide the performance necessary to address tomorrow’s power system requirements, given trends toward lower bus and load voltages, higher currents, more and diverse on-board voltages, and the higher speeds and performance demands of numerous complex loads, as well as the importance of the efficiency with which architectures, components, and systems address these requirements. We also realized the rapid commoditization and intense price competition characterizing the broader market ultimately would impact the performance of our legacy business in bricks and brick-based systems. Based on this outlook, we established the VI Chip and Picor subsidiaries to focus on development of a new approach to power conversion and power management that would reestablish our technological leadership, while providing significant growth opportunities. VI Chip and Picor are offering highly differentiated, highly integrated products that address high volume opportunities. Our goal is to avoid commoditization and pricing pressures by maintaining technological leadership and a compelling value proposition.

Our strategy is supported by our long-standing commitment to research and development of power conversion technologies, advanced packaging and manufacturing, and innovative products. We incurred approximately $39,900,000, $38,800,000, and $39,000,000 in research and development expenses in 2013, 2012, and 2011, respectively, representing approximately 20.0%, 17.7%, and 15.4% of revenues in 2013, 2012, and 2011, respectively. We intend to maintain spending in support of research and development expenses at a level, as a percentage of revenues, consistent with prior periods.

Business Segments

Our business segments are organized by key product lines supporting our balanced strategy:

•	Brick Business Unit

The BBU segment, our largest, designs, develops, manufactures, and markets power modules in three formats: our well-established encapsulated modules, known as bricks; our line of modular power converters incorporating our VI Chip modules and complementary circuitry into thermally advantageous packaging, which we market as VI BrickTM modules; and our line of intermediate bus converters, also marketed under the VI Brick name, which are open-frame (i.e., not encapsulated) devices. The BBU also designs, develops, manufactures, and markets a line of “configurable” products, which are complete DC-input power systems assembled using our modular power components. The BBU also includes the operations of our WestcorTM division, which is focused only on AC-input configurable products, the operations of Vicor Custom PowerTM, which is our turnkey custom power solutions business, and Vicor Japan Company, Ltd. (“VJCL”), our majority-owned Japanese subsidiary.

Organized around and operating on a “mass customization” model, the BBU manufactures products based on customer specifications. We believe the BBU offers one of the broadest product lines in our industry, with many thousands of standard combinations of input voltage, output voltage, power level, and accessory components available. Mass customization, with an emphasis on manufacturing efficiency and ongoing cost reduction, allows the BBU, without the need for a significant investment in finished goods inventory, to profitably serve the needs of low volume customers seeking module performance they may not be able to obtain from our larger, volume-oriented competitors. The BBU serves customers across a wide range of market segments, with concentrations in defense electronics, industrial automation and equipment, and rail transportation. While the BBU’s customer base is highly fragmented, our diverse customer relationships and the broad range of applications into which our products are designed are typically long in duration. This, along with the breadth of market segments and geographies served, has contributed to the stability of the BBU’s performance over the past decade. BBU segment revenue has been negatively impacted in recent years by continued weakness in the defense electronics sector, the continued recession in Europe and slower than expected growth from certain new product opportunities.

The BBU offers an extensive product line, with products well-established as important enabling components of conventional power systems architectures. Seven families of DC-DC converter modules are offered across a wide range of input voltage (10 to 425 volts DC) and output power (10 to 600 watts), allowing end users the ability to select easy to use power component products appropriate to their individual applications. The product families differ in maximum power ratings, performance characteristics, package size, and, in certain cases, characteristics specific to the targeted market. We also offer a range of complementary modules and accessories facilitating customer design of complete power systems. Utilizing our modular power components as core elements, we offer configurable products providing complete power solutions configured to a customer’s specific needs. These “near-custom” products exploit the benefits and flexibility of our modular approach to offer a wider range of power levels at higher performance, higher power density, lower cost, and faster delivery than many competitive offerings. Configurable products are designed, developed and manufactured by the BBU, which offers a range of AC-DC and DC-DC configurable products, by its Westcor division, which focuses on high-power AC-DC configurable products, and by VJCL, which offers configurable products addressing the specific requirements of Japanese customers. The BBU’s Vicor Custom Power business designs and manufactures low-volume, high value-add power supplies, utilizing, as is the case with our configurable business, our modular power components as core elements. These custom power supplies are designed to meet customers’ specific requirements, which are often associated with the harsh environments of aerospace and defense applications.

•	VI Chip Business Unit

This segment consists of VI Chip Corporation, a subsidiary of Vicor that designs, develops, manufactures, and markets a range of advanced power conversion components, including those that enable our Factorized Power ArchitectureTM (“FPA”), a power system architecture based on proprietary power conversion innovations embodied in a family of highly differentiated modules for implementation of FPA designs. We currently offer the BCM® (Bus Converter Module), an intermediate bus converter; the PRM® (Pre-Regulator Module), a non-isolated regulator; and the VTM® (Voltage Transformation Module), an isolated current multiplier. All three modules are offered in full (i.e., 32.5 by 22.0 by 6.73 mm) and half (i.e., 22.0 by 16.5 by 6.73 mm) sizes. As stated, the BBU offers these VI Chip modules in packages providing thermal advantages and containing complementary circuitry. It is in this packaging we offer the PFM® (Power Factor Module), an isolated AC-DC converter with power factor correction circuitry, and the VI Brick AC Front End module, which integrates filtering, rectification, and transient protection into a complete package.

During 2013, we introduced our latest VI Chip derivation, the “ChiP” (an acronym for “Converter housed in Package”), a product platform designed with the goal of setting best-in-class standards for the next generation of scalable power modules. While our original VI Chip modules were designed to facilitate FPA implementations, ChiP modules support all known power distribution architectures. We have designed the ChiP platform to have lower manufacturing costs than the original VI Chip module platform, thereby allowing us to offer highly differentiated products at competitive prices. We have also set forth a product roadmap that contemplates a much wider range of functions and input and output power levels than the original VI Chip module platform. This roadmap includes PFM, BCM, and VTM modules in ChiP packages, as well as the DCM® (Direct Current Module), an isolated DC-

DC converter. Package sizes range from 13 by 23 mm to 61 by 23 mm, with current capability up to 180 amps, voltage capability up 430 volts, and power capability up to 1,500 kilowatts. In addition, the ChiP platform allows for various complementary capabilities, such as telemetry and control features, along with other enabling circuitry, to be incorporated in the module or package. Our goal is to offer ChiP modules and solutions on a cents per watt basis near or equivalent to the prices of competitive product offerings, thereby presenting customers with a highly differentiated, compelling value proposition. In January 2014, we commercially released our first ChiP product, a bus converter module, targeted at datacenter, telecom, and industrial applications. This module, which measures 63 by 23 by 7.3 mm, supplies 1,200 kilowatts at 48 volts, with 98% peak efficiency, and offers power density we believe to be significantly greater than that of competing solutions. This product is capable of bi-directional operation, to support battery backup and renewable energy applications, and can be used in multi-unit parallel arrays to provide multi-kilowatt solutions.

VI Chip serves customers across a range of market segments, with concentrations in aerospace and defense electronics, computing (including the datacenter and supercomputer sub-segments), instrumentation and test equipment, and networking. We are also pursuing opportunities for VI Chip in solid state lighting and electric and hybrid vehicles. VI Chip’s customer base is concentrated, with a small number of customers, whether OEMs or their contract manufacturers, representing the majority of demand during any period. We expect the broader product offerings enabled by our ChiP platform will allow us to broaden and diversify the VI Chip customer base.

•	Picor Business Unit

This segment consists of Picor Corporation, a subsidiary of Vicor. Picor is a fabless (i.e., it utilizes third parties to manufacture its products) designer, developer, and marketer of high performance integrated circuits and related products for use in a variety of power system applications. Picor develops these products to be incorporated into Vicor’s products, to be sold as a complement to our products, or for sale to third parties for separate applications. Much of the differentiation of our BBU and VI Chip products has been a result of implementation of our power conversion innovations in proprietary microcontroller circuitry.

In 2012, Picor accelerated the development of an expanded merchant product line, introducing the first products in a new line of Cool-PowerTM non-isolated, point of load regulators incorporating proprietary soft switching topology and Picor’s high performance silicon controller architecture. We currently offer 27 variants of our “buck” (i.e., the device lowers voltage) product, and plan to introduce “boost” (i.e., the device increases voltage) and buck/boost products. We believe these high performance regulators provide best in class power efficiency, allowing customers to deploy more efficient power distribution designs based on higher input voltages. We believe these products will be an important contributor to our long-term success, as they represent a meaningful element of strategy of offering differentiated solutions across all customer needs, complementing our other component offerings, thereby allowing us to offer a complete solution from AC conversion to DC transformation and regulation at the point of load.

To date, Picor’s production largely has been consumed internally. With the recent emphasis on an expanded merchant strategy, Picor is more frequently collaborating with VI Chip in pursuit of high volume opportunities involving highly differentiated solutions utilizing VI Chip and Picor modules. Picor also is pursuing merchant opportunities on its own, as well as working closely with our stocking distribution partners, in pursuit of stand-alone, high volume opportunities. Given the applications for which its merchant products are well-suited, Picor’s customers are concentrated in the datacenter and supercomputing segments of the computing market.

See Note 16 — Segment Information to the Consolidated Financial Statements for certain financial information by business segment.

Applications, Customers, and Backlog

The applications in which our products are used are in the higher-performance, higher-power segments of the power systems market. As stated, the BBU has customers concentrated in defense electronics, industrial automation and equipment, and rail transportation, while VI Chip and Picor have customers concentrated in aerospace and defense electronics, computing (including the datacenter and supercomputer sub-segments), instrumentation and test equipment, and networking. With our strategic emphasis on larger, high-volume customers, we expect to experience a greater concentration of sales among a relative few customers.

For the year ended December 31, 2013, two customers (NuPower Electronic, Ltd. and Tech-Front Computer, Ltd.) accounted for approximately 10.9% and 10.1% of net revenues, respectively, and our five largest customers represented approximately 29.2% of net revenues. For the year ended December 31, 2012, one customer (Foo Kee Electronics, Ltd.) accounted for approximately 10.1% of net revenues, and our five largest customers represented approximately 25.4% of net revenues. For the year ended December 31, 2011, one customer (AcBel Polytech, Inc.) accounted for approximately 14.9% of net revenues, and our five largest customers represented approximately 32.2% of net revenues.

International revenues, as a percentage of total revenues, were approximately 59.5% in 2013, 51.1% in 2012, and 56.9% in 2011, respectively. International sales have increased from historical levels primarily due to higher volumes of shipments to foreign contract manufacturers utilized by domestic OEMs. As we have substantially expanded our sales and customer support activities and resources internationally, particularly in Asia, we expect international sales to continue to increase as a percentage of total revenue.

As of December 31, 2013, we had a backlog of approximately $44,659,000, compared to $31,405,000 as of December 31, 2012. Backlog consists of orders for products for which shipment is scheduled within the following 12 months, subject to normal customer cancellation policies. A portion of our revenue in any quarter is, and will continue to be, derived from orders booked and shipped in the same quarter. Historically, the portion of sales booked and shipped in the same quarter has represented less than one-fifth of our quarterly revenue, as we typically only build product to customer specifications upon receipt of a purchase order. Products sold by the BBU typically have a lead time (i.e., the period between receipt of an order and shipment of the product) of less than six weeks. Products sold by VI Chip typically have a lead time in excess of 10 weeks, although lead times have shortened during periods of sustained volume. Picor, given its fabless model, builds inventories based on expected customer demand and orders from stocking distribution partners. As such, the portion of sales booked and shipped in the same quarter can vary considerably depending on the relative volumes of BBU, VI Chip, and Picor products booked within the quarter.

Competition

The global power conversion industry is highly competitive. The fragmented competitive landscape is made up of many large, diversified manufacturers, as well as many more, smaller manufacturers focused on specialized products or narrowly defined market segments or geographies. Numerous competitors in the market segments in which we compete have significantly greater financial and marketing resources and longer operating histories than we do. Generally, competition is based on product price, product performance, design flexibility (i.e., ease of use), and product availability.

As we shift our strategy to focus more on higher volume OEM opportunities, we are emphasizing the differentiation of our products’ superior performance, advantageous design flexibility, and lower total cost of ownership, as well as the integration of our products into complete or near-complete solutions for customers’ power conversion requirements. However, in each of our three business segments, because of the differences in products, targeted customers and applications, and the role of distributors in serving customers, competitive characteristics can vary.

With the BBU, our strategy continues to be based largely on a high level of responsiveness to customer requirements enabled by our mass customization capabilities across what we believe to be among the broadest product lines in the industry. We believe the BBU has a strong competitive position, particularly within a highly fragmented customer base requiring relatively low volumes of high density power system solutions across a variety of input-output configurations. We believe the primary competitive variables in the market segments in which the BBU competes are price and performance, but, along with our mass customization model, we seek to offer differentiating levels of pre-sale and post-sale technical support. The competitive landscape in which the BBU operates is extremely fragmented, but dominated by a number of large global manufacturers possessing financial, operational, and marketing resources far greater than the Company.

With VI Chip, our strategy has been based largely on highly differentiated products offered to customers (e.g., global OEMs in computing, networking, and test and measurement, along with large customers in the defense electronics segment) well-positioned to benefit from the advantages offered by our products. VI Chip currently competes with vendors of switched power component solutions, many of which are the manufacturers with which the BBU competes. Because of its pursuit of higher volume opportunities, VI Chip encounters longer sales cycles and more frequent competition from large global manufacturers in the industry than does the BBU. Further, VI Chip’s competitive landscape has broadened to include vendors of solid state (i.e., semiconductor-based) solutions, many of which have significantly broader product lines, well-established customer relationships, and extensive financial, operational, and marketing resources.

Picor also competes with global suppliers of integrated circuits for power conversion applications, many of which have significantly greater financial, operational, and marketing resources, as well as significantly broader product and solution offerings. We believe Picor is developing a strong competitive position based on proprietary topologies, innovative semiconductor design, and SiP packaging. Based on Picor’s expanding product roadmap, we anticipate Picor will experience more direct competition with these larger suppliers, as we target their customers with our increasingly silicon-centric power conversion solutions, frequently complemented by VI Chip and VI Brick modules in an integrated power system solution.

Patents and Intellectual Property

An important element of our strategy is to protect our competitive leadership with domestic and foreign patents and patent applications that cover our products and much of their enabling technologies. We believe our competitive leadership is further protected by proprietary trade secrets associated with our use of certain components and materials of our own design, as well as our significant experience with manufacturing, packaging, and testing these complex devices.

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

In the United States, we have been issued 110 patents, which expire between 2014 and 2031. We also have a number of patent applications pending in the United States, Europe, and Asia. We intend to vigorously protect our rights under these patents. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable.

In addition to generating revenue from product sales, we seek to license our intellectual property. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Licenses are granted and administered through our wholly-owned subsidiary, VLT, Inc., which owns our patents. Revenues from licensing arrangements have not exceeded 10% of our consolidated revenues in any of the last three fiscal years.

Our Organization

We are headquartered in Andover, Massachusetts, where our manufacturing facilities are located. VI Chip Corporation also is headquartered in Andover, Massachusetts. Picor Corporation is headquartered in North

Smithfield, Rhode Island. VLT, Inc. is our wholly-owned licensing subsidiary. VICR Securities Corporation is a subsidiary established to hold certain investment securities. Our Westcor division has a design and assembly facility in Sunnyvale, California. Our six Vicor Custom Power locations are geographically distributed around the United States. VJCL, which is engaged in sales and customer support activities exclusively for the Japanese market, is headquartered in Tokyo, Japan.

As of December 31, 2013, we had 966 full time employees and 36 part time employees. None of our employees are subject to a collective bargaining agreement. We believe our continued success depends, in part, on our ability to attract and retain qualified personnel. Although there is strong demand for qualified personnel, we have not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs (see Part I, Item 1A — “Risk Factors”).

•	Sales and Marketing

In 2013, we continued to implement changes to our Sales and Marketing organization, consistent with our 2011 decision to adopt a unified go-to-market strategy and expanded marketing communications effort. During the year, and continuing into the first quarter of 2014, we reorganized our domestic organization, adopting the Technical Support Center model we utilize internationally. Sales, application engineering, and customer support activities are coordinated in Technical Support Centers located in our Andover, Massachusetts, headquarters, Lombard (Chicago), Illinois; and Sunnyvale, California, co-located with our Westcor division. Customer support, market oversight, and management of our foreign distributors takes place in our Technical Support Centers in the following worldwide locations: Hong Kong, China; Shanghai, China; Camberley (London), England; Munich, Germany; Bangalore, India; and Milan, Italy. During 2013, we established a sales office in Seoul, South Korea, and redirected resources from our location in Paris, France, to our Technical Support Centers in Munich and Milan. The activities of all of the above named entities are consolidated in the financial statements presented herein.

Because of the technically complex nature of our products, we maintain an extensive staff of Field Applications Engineers to support our sales activities. Field Application Engineers provide direct technical sales support worldwide by reviewing new applications and technical matters with existing and potential customers, as well as our distributors. Product Line Engineers, located in our Andover headquarters, support Field Application Engineers assigned to all of our Technical Support Centers.

Beginning in 2013, we redirected and expanded Vicor ExpressTM, our in-house distribution group serving customers in the European Union not served by our regional distributors. We are redirecting Vicor Express to focus on customer lead generation through telesales, more robust support of small-volume customers, and close coordination of distributor activities. Similar telesales and customer support efforts are being established in our new domestic Technical Support Centers. Our subsidiary, Vicor B.V., domiciled in the Netherlands, will continue to act as importer of record for direct shipments to customers in the European Union.

In addition to our own sales efforts, we also serve customers through a multi-tiered distribution model. We traditionally have sold our products in North America and South America through a network of independent sales representative organizations and in other areas of the world through independent non-stocking distributors. We announced a stocking distribution relationship with Future Electronics Incorporated in June 2011 and with Digi-Key Corporation in January 2012. We anticipate these relationships will become meaningful contributors to our long-term revenue.

Vicor also reaches customers via our electronic commerce capability through our website, www.vicorpower.com. Registered customers in the U.S., Canada, and certain European countries are able to purchase prototype quantities of selected products online. We expanded our online capabilities in 2013 and intend to enhance existing and add new web-based engineering tools in 2014.

We generally sell our products on the basis of our standard terms and conditions, and we most commonly warrant our products for a period of two years. In a limited number of circumstances, we have entered into supply contracts with certain high-volume customers calling for extended warranty terms.

•	Manufacturing, Quality Assurance, and Supply Chain Management

Our BBU and VI Chip manufacturing facilities are located in Andover, Massachusetts, where we are headquartered. Picor, given its fabless model, outsources manufacturing, packaging, and testing of its products.

Our primary manufacturing processes consist of assembly of electronic components onto printed circuit boards, automatic testing of components, wave, reflow and infrared soldering of assembled components, encapsulation or over-molding of converter subassemblies, final environmental stress screening of certain products, and product inspection and testing using automated equipment. These processes are largely automated, but their labor components require relatively high levels of skill and training.

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

We intend to make continuing investments in automated manufacturing equipment, particularly for our ChiP platform. Based on current estimates of near-term manufacturing volumes, we expect we will invest between $5 million and $10 million during 2014 for expansion of our ChiP manufacturing capacity in order to meet anticipated capacity requirements.

Components and materials used in our products are purchased from a variety of vendors. Most of the components are available from multiple sources, whether directly from suppliers or indirectly through distributors. In instances of single source items, we maintain levels of inventories we consider to be appropriate to enable meeting the delivery requirements of customers. Incoming components, assemblies, and other parts are subjected to several levels of inspection procedures, and we maintain robust data on our inventories in order to support our quality assurance procedures. Picor, given its fabless model, relies on a limited number of wafer foundries and suppliers of packaging and test services.

Available Information

We maintain a website with the address www.vicorpower.com and make available free of charge through this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our Code of Business Conduct and Ethics, as well as the charters for the Audit and Compensation Committees of our Board of Directors.

While our website sets forth extensive information, including information regarding our products and the applications in which they may be used, such information is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

Our operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis. We have incurred net losses for five consecutive quarters, and cannot predict when, or if, we will return to profitability. Our future operating results may be materially affected by a number of factors, many of which are beyond our control, including:

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

•	our ability to provide and maintain a high level of support to an increasing number of demanding, high volume customers;

•	the ability of our third party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of high quality products or components on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities at efficient levels, maintaining production capacity and manufacturing yields;

•	the timing of new product introductions or other competitive actions (e.g., product price reductions) by our competitors;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	adverse economic conditions in the United States and those international markets in which we compete;

•

adverse budgetary conditions within the U.S. government, particularly the Department of Defense, which continue to limit spending on current and anticipated programs into which we sell or anticipate to sell our products;

•	costs related to compliance with increasing worldwide governance, quality, environmental, and other regulations; and

•

the effects of events outside of our control, including natural disasters, public health emergencies, terrorist activities, international conflicts, information security breaches, communication interruptions, and other force majeure.

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

We do not actively communicate with investment analysts and, as a consequence, there are no earnings estimates or supporting research coverage of Vicor and our Common Stock. While we seek to be transparent in our financial reporting, public statements, and related disclosures, the absence of research coverage may limit investor interest in our Common Stock. Because our operating results have fluctuated on a quarterly and annual basis, investors may have difficulty in assessing our current and future performance.

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

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. Dr. Vinciarelli owned, as of December 31, 2013, 9,675,480 shares of our Common Stock, as well as 11,023,648 shares of our Class B Common Stock (convertible on a one-for-one basis into Common Stock), together representing 54.8% of total issued and outstanding shares. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which can negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

Dr. Vinciarelli owns 93.7% of our issued and outstanding Class B shares, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of Class B shares issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 83.1% of our outstanding voting securities, has effective control of our governance.

The ongoing uncertainty in global economies could materially and adversely affect our business and consolidated operating results.

Further disruption and deterioration of global economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We compete with many companies possessing far greater resources.

Some of our competitors have greater financial, manufacturing, technical, sales and marketing resources than we have. We compete with domestic and foreign manufacturers of integrated power supplies and power conversion components. With the growth of our VI Chip and Picor product lines, we increasingly are competing with global manufacturers of power management products with far larger organizations and broader product lines. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality or lower cost. If we fail to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, and introduce them to the market on a timely basis, our competitive position and results of operations could be materially adversely affected.

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

Customers in the defense electronics segment historically have contributed a meaningful portion of our revenue, primarily in the BBU. However, shifts in Department of Defense spending priorities and ongoing budget constraints have contributed to a decline in such revenue as a percentage of our consolidated revenue. Defense electronics customers have represented the majority of revenue for Vicor Custom Power, which designs and manufactures sophisticated power solutions for primarily C4I (Command, Control, Communications, Computing, and Intelligence) applications. Given uncertainty regarding project funding and the overall federal budget, we may experience further declines in orders and revenue from defense contractors.

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

Revenue of the VI Chip segment and the Vicor Custom Power business within the BBU has come from either a limited number of customers or from a limited number of significant customer programs. A decline in or deferral of demand from one or several of these large customers or the discontinuation of certain programs, or declines in our other end-user markets in general, could have a material adverse impact on our results of operations.

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

The power systems industry, and the electronics industry as a whole, can be subject to pronounced business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of raw materials and components to match production schedules and customer delivery requirements. Many of our products, notably VI Chip modules and Picor components, require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient materials and components to build products for our customers has, in the past, negatively impacted our sales and operating results and could do so again. We may choose to mitigate this risk by increasing the levels of inventory for certain raw materials and components. Such increased inventory levels may increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets, leading to order cancellation. If we purchase excess inventory or determine certain inventory is unusable, we may have to record additional inventory reserves or write-off the unneeded inventory, which could have an adverse effect on our gross margins and on our operating results.

Our revenues, profits, and cash flow may not increase sufficiently to offset the expense of additional production capacity.

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

For the years ended December 31, 2013, 2012 and 2011, our revenues from sales outside the United States were 59.5%, 51.1%, and 56.9%, respectively, of the Company’s total revenues. We expect international sales will continue to be a significant component of total sales, since many of the global manufacturers we target as customers increasingly utilize offshore contract manufacturers and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to increase.

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

We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, and this may have a material adverse effect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been and may need to continue to defend or challenge patents. We have incurred and expect to incur significant costs in and devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our operating results and financial position.

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

In January 2011, we were named, along with our customer, Cisco Systems, Inc., in a complaint for patent infringement filed by SynQor, Inc. (see Part I — Item 3 — Legal Proceedings). We have filed a counterclaim asserting SynQor has engaged in unfair and deceptive trade practices and tortiously interfered with our ability to sell products. We also maintain SynQor’s claims are baseless and the patents in question are invalid and were obtained through inequitable conduct before the U.S. Patent and Trademark Office. However, we believe SynQor’s actions have inhibited our ability to sell our products to potential customers fearful of the threat of litigation by SynQor. Pre-trial proceedings began in 2013, and the trial is scheduled to begin in July 2014. We have incurred substantial legal fees defending this matter and expect to continue to do so in 2014. Neither we nor our counsel currently has sufficient information upon which to base any conclusion regarding the outcome of these legal proceedings.

Any expenses or liability resulting from litigation could adversely affect our operating results and financial condition.

From time to time, we may be subject to claims or litigation, including intellectual property litigation as described elsewhere in this Annual Report on Form 10-K. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services, require us to credit or refund subscription fees, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our operating results and could require us to pay significant monetary damages. In addition, we receive and must respond on a periodic basis to subpoenas from law enforcement agencies seeking information in connection with criminal investigations. While we have in place a procedure to respond to such subpoenas, any failure on our part to properly respond to such subpoena requests could expose us to litigation or other proceedings and adversely affect our business, financial condition, and operating results.

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements.

We may face legal claims and litigation from product warranty or other claims that could be costly to resolve.

We have in the past and may in the future encounter legal action from customers, vendors or others concerning product warranty or other claims. We generally offer a two-year warranty from the date title passes from us for all of our standard products. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to our warranty policies. These issues may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product returns, which may adversely impact our operating results. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. We are currently party to a limited number of supply agreements with certain customers contractually committing us to warranty and indemnification requirements exceeding those to which we have been exposed in the past. While we may increase our level of insurance coverage for such exposure, we have not yet done so and, we could incur significant financial cost, operational disruption, and damage to our competitive position and image if faced with a significant product warranty or other claim.

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

Our computing and communications systems are designed to protect us from network disruptions and security breaches. However, we are subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or malicious hacking, sabotage, acts of vandalism by third parties, or terrorism. Our security measures or those of our third party service providers may not detect or prevent such network disruptions or security breaches. Any such compromise of our systems security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could have a material and adverse effect on our operating results and financial condition, as well as significantly harm our business.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and to continuously improve and remediate internal controls over financial reporting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals (including gold, tantalum, tin, and tungsten, and their related ores), originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC released final rules for annual disclosure and reporting for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. While these new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014, we began to implement processes within our supply chain to comply beginning in 2012. There have been and will continue to be costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and us in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by us on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which we sought a declaratory judgment that our bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to us, SynQor’s complaint alleges our products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining us from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, we withdrew our Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against us. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against us contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that our products, including but not limited to our unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, we filed an answer and counterclaims to SynQor’s amended complaint, in which we allege the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seek damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against us. On January 2, 2014, the court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, we filed a motion seeking reconsideration of certain aspects of the court’s claim construction ruling. We continue to believe that none of our products, including our unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. We believe SynQor’s claims lack merit and, therefore, continue to vigorously defend ourselves against SynQor’s patent infringement allegations.

In addition, we are involved in certain other litigation and claims incidental to the conduct of our business. While the outcome of lawsuits and claims against us cannot be predicted with certainty, we do not expect any such current litigation or claims to have a material adverse impact on our financial position or results of operations.

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market for the periods indicated:

2013	High	Low
First Quarter	$5.78	$4.77
Second Quarter	6.85	4.91
Third Quarter	8.92	6.58
Fourth Quarter	13.94	7.53

2012	High	Low
First Quarter	$10.42	$7.50
Second Quarter	8.39	5.78
Third Quarter	7.41	5.93
Fourth Quarter	6.87	5.00

As of February 28, 2014, there were 188 holders of record of our Common Stock and 13 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

Dividend Policy

We do not have a policy mandating the declaration of cash dividends at any particular time or on a regular basis.

Dividends are declared at the discretion of our Board of Directors and depend on actual cash from operations, our financial condition and capital requirements, the recommendation of our management, and any other factors the Board of Directors may consider relevant.

On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s Common Stock and Class B Common Stock. The total dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.

From time to time, excess cash held at the subsidiary level is transferred to the Company via cash dividends declared by the subsidiary. Because we own less than 100% of the common stock of certain subsidiaries, such subsidiary dividends can result in payments to outside shareholders of those subsidiaries. During the year ended December 31, 2013, three of our subsidiaries paid a total of $2,100,000 in cash dividends, of which an aggregate of $1,569,000 was paid to us and $531,000 was paid to outside shareholders (i.e., paid to certain subsidiary employees who own common stock in the subsidiary). During the year ended December 31, 2012, three of our subsidiaries paid a total of $1,600,000 in cash dividends, of which an aggregate of $1,222,000 was paid to us and $378,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2013	—	$—	—	$8,541,000
November 1 — 30, 2013	—	$—	—	$8,541,000
December 1 — 31, 2013	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

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

The graph assumes an investment of $100 on December 31, 2008, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index

and S&P SmallCap 600 Index

	2008	2009	2010	2011	2012	2013
Vicor Corporation	$100.00	$140.70	$253.46	$124.57	$84.82	$210.02
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
S&P SmallCap 600 Index	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2013, 2012 and 2011, and with respect to our balance sheet as of December 31, 2013 and 2012, are derived from our audited Consolidated Financial Statements, which appear elsewhere in this report. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2010 and 2009, and with respect to our balance sheets as of December 31, 2011, 2010 and 2009, are derived from our Consolidated Financial Statements, which are not included herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenues	$199,160	$218,507	$252,968	$250,733	$197,959
Income (loss) from operations	(20,467)	(2,785)	13,686	29,122	4,773
Consolidated net income (loss)	(23,504)	(3,798)	9,309	33,539	4,093
Net income attributable to noncontrolling interest	136	279	466	214	1,295
Net income (loss) attributable to Vicor Corporation	(23,640)	(4,077)	8,843	33,325	2,798
Net income (loss) per share — basic and diluted attributable to Vicor Corporation	(0.60)	(0.10)	0.21	0.80	0.07
Weighted average shares — basic	39,195	41,811	41,797	41,700	41,665
Weighted average shares — diluted	39,195	41,811	41,856	41,772	41,671
Cash dividends per share	$—	$—	$0.15	$0.30	$—

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands)
Working capital	$97,869	$128,498	$124,386	$105,454	$74,791
Total assets	165,640	202,581	208,141	204,912	180,577
Total liabilities	23,303	20,608	23,431	25,900	24,511
Total equity	142,337	181,973	184,710	179,012	156,066

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our bookings, revenues, and operating results in 2013 have been negatively impacted by general economic conditions. Some of the markets in which we have historically focused remain in a weakened state. In particular, expenditures in the defense electronics sector have declined from historical levels as a result of governmental budget constraints and we have been impacted by the continued recession in Europe. In addition, VI Chip and Picor continue to be dependent on a limited number of customers, and we have experienced slower than expected growth from certain new product opportunities.

For the year ended December 31, 2013, revenues decreased 8.9% to $199,160,000 from $218,507,000 in 2012. Export sales as a percentage of total revenues were approximately 59.5% in 2013 and 51.1% in 2012. Gross margin decreased to $81,479,000 in 2013 from $91,651,000 in 2012, primarily due to the decrease in revenues. Gross margin, as a percentage of revenue, decreased to 40.9% in 2013 from 41.9% in 2012. During the first quarter of 2013, we recorded a pre-tax charge of $1,361,000 for severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $44,659,000 at the end of 2013 as compared to $31,405,000 at the end of 2012.

Operating expenses for 2013 increased $7,510,000, or 8.0%, to $101,946,000 from $94,436,000 in 2012 due to an increase in selling, general and administrative expenses of $5,082,000, research and development expenses of $1,104,000, and the charge to workforce reduction discussed above. The primary elements of the increase in selling, general and administrative expenses were legal fees of $2,315,000, compensation expenses of $2,152,000, audit, tax, and accounting fees of $390,000, bad debt expense of $238,000, and training and professional development of $191,000, partially offset by a decrease in commissions expense of $439,000. The primary elements of the increase in research and development expenses were compensation expenses of $551,000, project and pre-production materials of $459,000, depreciation and amortization of $229,000, and supplies expense of $87,000, partially offset by decreases in set-up and tooling expenses of $140,000, employment recruiting of $137,000, and deferred costs of $133,000. Included in the increases in compensation expense was an increase in stock-based compensation expense due to the stock option exchange, discussed below.

In 2013, we recorded a net increase in our income tax valuation allowance against all remaining domestic net deferred tax assets of $10,241,000 as part of the provision for income taxes. We reported a net loss in 2013 of $(23,640,000) as compared to a net loss of $(4,077,000) in 2012, and a net loss per share of $(0.60) in 2013, as compared to a net loss per share of $(0.10) in 2012.

On May 17, 2013, the Company commenced an offer (the “Exchange Offer”) to its employees and directors to exchange certain outstanding options to purchase shares of the Company’s Common Stock granted under the Company’s Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”), on a one-for-one basis, for replacement options to purchase shares of Common Stock, to be granted under the Company’s 2000 Plan (the “Option Exchange”). Pursuant to the Exchange Offer, which expired on June 17, 2013, 638 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 1,531,077 shares of the Company’s Common Stock, representing approximately 91% of options eligible for exchange in the Exchange Offer. As a result of the Option Exchange, the Company recorded additional stock-based compensation expense of approximately $625,000 during the second quarter of 2013 and approximately $1,139,000 for the year. (See Note 3 to the Consolidated Financial Statements for additional details).

In 2013, depreciation and amortization totaled $10,008,000 and capital additions were $6,179,000, compared to $10,423,000 and $7,396,000, respectively, for 2012.

Inventories decreased by approximately $259,000, or 0.9%, to $29,696,000 at the end of 2013 as compared to $29,955,000 at the end of 2012. This decrease was associated with a decrease in Picor inventories of $1,211,000, partially offset by increases in VI Chip and BBU inventories of $771,000 and $181,000, respectively.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Gross margin	40.9%	41.9%	42.2%
Selling, general and administrative expenses	30.5%	25.5%	21.4%
Research and development expenses	20.0%	17.7%	15.4%
Income (loss) before income taxes	(10.3)%	(1.2)%	5.5%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, investments, intangible assets, income taxes, impairment of long-lived assets, stock-based compensation, contingencies and litigation. We base our estimates and judgments on historical experience, knowledge of current conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Inventories

We employ a variety of methodologies to estimate allowances for our inventory for estimated obsolescence or unmarketable inventory, based upon our known backlog and historical usage, and assumptions about future demand and market conditions. For BBU products produced at our Andover facility, our principal manufacturing location, the methodology used compares on-hand quantities to projected demand and historical usage, such that amounts of inventory on hand in excess of a three-year projected usage or three-year historical usage, whichever is higher, are fully reserved. Since VI Chip and Picor products are still at a relatively early stage, a one-year historical usage assumption is used. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in predicting future demand, it is possible actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

Long-Term Investments and Fair Value Measurements

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

As of December 31, 2013, we held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value and an estimated fair value of $4,825,000, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by us are Aaa/AA+/A3/BBB rated by the major credit rating agencies, are collateralized by student loans, and are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. We are not aware of any reason to believe any of the issuers of the Failed Auction Securities held by us are presently at risk of default. Through December 31, 2013, we have continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. We believe all of our auction rate security investments will ultimately be liquidated without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led us to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, we have continued to classify the Failed Auction Securities as long-term as of December 31, 2013.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain assets and liabilities which arise from differences in the timing and of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. We assess the need for the valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, we recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) our forecast of future taxable income, of the appropriate nature, based on our quarterly assessment was not sufficient to support the recoverability of the remaining tax assets; (2) our recent cumulative losses and projection of continued losses into 2014; (3) our ability to carryback federal net operating losses or credits to utilize against federal taxable income will generate only $1,600,000 in cash refunds and (4) our lack of prudent and feasible tax planning strategies. As a result, as of December 31, 2013, we had a valuation allowance of approximately $20,214,000 against all domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when we determine the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

We follow a two-step process to determine the amount of tax benefit to recognize in our financial statements for tax positions taken on tax returns. The tax position must first be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. We accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. If the judgments and estimates made by us change, the unrecognized tax benefits may have to be adjusted, and the adjustments could be material.

Contingencies

From time to time, we receive notices of product failure claims, infringement of patent or other intellectual property rights of others, or for other claims. In January 2011, we were named in a lawsuit for patent infringement filed by SynQor, Inc. (see Part I — Item 3 — Legal Proceedings) that is ongoing. We assess each matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record such a loss. In determining the amount of the loss, we consider advice received from experts in the specific matter, current status of legal proceedings, if any, prior case history and other factors. Should the judgments and estimates made by us change, we may need to record additional contingent losses that could materially adversely impact our results of operations and financial position.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2 — Impact of recently issued accounting standards, to the Consolidated Financial Statements for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and expected impact on our financial position and results of operations.

Year ended December 31, 2013 compared to Year ended December 31, 2012

Net revenues for 2013 were $199,160,000, a decrease of $19,347,000 or 8.9%, as compared to $218,507,000 for 2012.

The components of revenue for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$163,013	$179,919	$(16,906)	(9.4)%
VI Chip	33,279	35,394	(2,115)	(6.0)%
Picor	2,868	3,194	(326)	(10.2)%

Total	$199,160	$218,507	$(19,347)	(8.9)%

The decrease in BBU revenues is primarily attributed to decreases in BBU component revenues of approximately $12,518,000 and Vicor Custom Power revenues of approximately $4,598,000, partially offset by an increase in Westcor revenues of approximately $444,000. The overall decrease in BBU revenues in 2013 was due to continued weakness in the defense electronics sector, the continued recession in Europe, and slower than expected growth from certain new product opportunities. The decrease in VI Chip and Picor revenues reflects a dependence on a limited number of customers and corresponding decreases in orders from those customers. In addition, certain shipments initially scheduled for the fourth quarter of 2013 for a large VI Chip customer and for a large Vicor Custom Power program were re-scheduled into 2014, further contributing to the revenue declines. Overall orders for fiscal year 2013 increased by 8.6% compared to 2012. This increase was attributed to increases in VI Chip and Picor orders of 82.8% and 23.6%, respectively, compared to 2012.

Gross margin for 2013 decreased $10,172,000, or 11.1%, to $81,479,000 from $91,651,000 in 2012. Gross margin as a percentage of net revenues decreased to 40.9% in fiscal 2013 from 41.9% in fiscal 2012. The decrease in gross margin and gross margin percentage was primarily attributed to the decrease in net revenues.

Income (loss) from operations by segment for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2013	2012	$	%
BBU	$12,062	$28,114	$(16,052)	(57.1)%
VI Chip	(28,204)	(27,409)	(795)	(2.9)%
Picor	(3,326)	(2,786)	(540)	(19.4)%
Corporate	(999)	(704)	(295)	(41.9)%

Total	$(20,467)	$(2,785)	$(17,682)	(634.9)%

The decrease in operating profit for all three segments in 2013 compared to 2012 was due to a decrease in revenues and a related decrease in gross margin for reasons discussed above, as well as increases in operating expenses. The primary increases in operating expenses were legal fees and compensation expenses. Legal fees increased significantly in the fourth quarter of 2013, and are expected to remain at high levels through 2014, as the Company approaches the July 2014 trial date in its litigation with SynQor, Inc. These legal fees are being charged to the BBU segment. The increase in compensation expense was driven by the annual merit increases and by increased stock-based compensation expense as a result of the Option Exchange. The cash needs for each segment are primarily for working capital and capital expenditures. Positive cash flow from BBU has historically funded, and is expected to continue to fund, VI Chip operations and the purchase of equipment for VI Chip for the foreseeable future.

Selling, general and administrative expenses were $60,737,000 for 2013, an increase of $5,082,000, or 9.1%, as compared to $55,655,000 for 2012. As a percentage of net revenues, selling, general and administrative expenses increased to 30.5% in 2013 from 25.5% in 2012, due to the decrease in net revenues and the increase in such expenses.

The components of the $5,082,000 increase in selling, general, and administrative expenses were as follows (in thousands):

	Increase (decrease)
Legal fees	$2,315	129.4	%(1)
Compensation	2,152	6.6	%(2)
Audit, tax, and accounting fees	390	28.0	%(3)
Bad debt expense	238	624.8	%(4)
Training and professional development	191	140.3	%(5)
Stockholder reporting	148	51.9	%(6)
Commissions expense	(439)	(8.4	)%(7)
Other, net	87	0.6%

	$5,082	9.1%

(1)	Increase attributed to legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 15 to the Consolidated Financial Statements.

(2)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in Vicor stock-based compensation expense related to the Option Exchange and other stock option grants in the second quarter of 2013. See Note 3 to the Consolidated Financial Statements.

(3)	Increase primarily attributed to additional fees incurred for the 2012 audit.

(4)	Increase attributed to an increase in allowance for bad debts, pertaining to one customer.

(5)	Increase primarily attributed to corporate management and sales personnel training.

(6)	Increase primarily attributed to expenses incurred in 2013 in connection with the tender offers for shares of our Common Stock completed in the first and second quarters of 2013, and for the Option Exchange in the second quarter of 2013.

(7)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

Research and development expenses increased $1,104,000, or 2.8%, to $39,848,000 in 2013 from $38,744,000 in 2012. As a percentage of net revenues, research and development increased to 20.0% in 2013 from 17.7% in 2012, primarily due to the decrease in net revenues.

The components of the $1,104,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$551	2.1	%(1)
Project and pre-production materials	459	11.4	%(2)
Depreciation and amortization	229	12.4	%(3)
Supplies expense	87	12.1	%(4)
Certification expenses	76	36.8%
Computer expenses	38	9.1%
Deferred costs	(133)	(579.7	)%(5)
Employment recruiting	(137)	(78.4)%
Set-up and tooling expenses	(140)	(45.3	)%(6)
Other, net	74	1.8%

	$1,104	2.8%

(1)	Increase primarily attributed to annual compensation adjustments in May 2013.

(2)	Increase attributed to increases in spending by the BBU and VI Chip segments.

(3)	Increase primarily attributed to additions of engineering equipment for the BBU and Picor segments in 2013.

(4)	Increase primarily attributed to an increase in engineering supplies for new VI Chip products.

(5)	Decrease primarily attributed to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

(6)	Decrease primarily attributed to a decrease in tooling charges associated with the development of VI Chip products.

During the first quarter of 2013, we recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

The significant changes in the components of “Other income, net” for the years ended December 31 were as follows (in thousands):

	2013	2012	Increase (decrease)
Interest income	$97	$136	$(39)
Credit losses on available for sale securities	(78)	(9)	(69)
Foreign currency losses, net	(94)	(46)	(48)
Gain on disposal of equipment	26	33	(7)
Other	51	80	(29)

	$2	$194	$(192)

The Company’s exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of the Company’s other subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments as well as a general decrease in interest rates.

Income (loss) before income taxes was $(20,465,000) in 2013 as compared to $(2,591,000) in 2012.

The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2013	2012
Provision for income taxes	$3,039	$1,207
Effective income tax rate	14.8%	46.6%

For the year ended December 31, 2013, a net income tax provision was recorded primarily due to an increase in the valuation allowance for all remaining domestic net deferred tax assets not previously covered by a valuation allowance. In 2013, we recorded an increase to the valuation allowance of approximately $10,241,000 due to the following factors: (1) our forecast of future taxable income, of the appropriate nature, based on our quarterly assessment was not sufficient to support the recoverability of the remaining tax assets; (2) our recent cumulative losses and projection of continued losses into 2014; (3) our ability to carryback federal net operating losses or credits to utilize against federal taxable income will generate only $1,600,000 in cash refunds and (4) our lack of prudent and feasible tax planning strategies. The tax expense due to the increase in the valuation allowance was partially offset by a benefit for a net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012. The effective income tax rate for the year ended December 30, 2012 was higher than the statutory tax rate due to higher state tax expense from separate company calculations based off expected taxable income from Vicor-only operations that could not be offset by operating losses in other business segments. In addition, the Company did not have the ability to generate federal research and development credits as those credits had yet to be extended by the United States Congress for 2012, as noted above.

Net income of noncontrolling interest decreased by $143,000 in 2013 to $136,000 as compared to $279,000 in 2012. This was due to lower net income of entities in which we hold a noncontrolling equity interest (i.e., three Vicor Custom Power subsidiaries and VJCL).

Net loss per share attributable to Vicor Corporation was $(0.60) per basic share for the year ended December 31, 2013, compared to $(0.10) per basic share for the year ended December 31, 2012.

Year ended December 31, 2012 compared to Year ended December 31, 2011

Net revenues for 2012 were $218,507,000, a decrease of $34,461,000 or 13.6%, as compared to $252,968,000 for 2011.

The components of revenue for the years ended December 31 were as follows (dollars in thousands):

	2012	2011	Increase (decrease)
			$	%
BBU	$179,919	$194,830	$(14,911)	(7.7)%
VI Chip	35,394	52,271	(16,877)	(32.3)%
Picor	3,194	5,867	(2,673)	(45.6)%

Total	$218,507	$252,968	$(34,461)	(13.6)%

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

Gross margin for 2012 decreased $15,043,000, or 14.1%, to $91,651,000 from $106,694,000 in 2011, due to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 41.9% in fiscal 2012 from 42.2% in 2011. The primary reason for the decrease in gross margin percentage was an increase of approximately $1,400,000 to inventory reserves recorded in the fourth quarter of 2012 for potential excess and obsolete inventory charged against cost of revenues, partially offset by a shift in product mix to a higher proportion of higher-margin BBU products. Over 75% of the inventory reserve charge was for VI Chip raw material and component inventories associated with products for which we had earlier forecast reasonable revenue during 2012 and into 2013. However, due to extended delays in receipt of purchase orders and limited visibility into when these parts might actually be consumed, they were deemed excess based on our quantitative methodology and certain qualitative considerations.

Income (loss) from operations by segment for the years ended December 31 were as follows (dollars in thousands):

	2012	2011	Increase (decrease)
			$	%
BBU	$28,114	$31,938	$(3,824)	(12.0)%
VI Chip	(27,409)	(16,294)	(11,115)	(68.2)%
Picor	(2,786)	(1,239)	(1,547)	(124.9)%
Corporate	(704)	(719)	15	2.1%

Total	$(2,785)	$13,686	$(16,471)	(120.3)%

The decrease in operating profit for all three segments in 2012 compared to 2011 was due to a decrease in revenues and a related decrease in gross margin for reasons discussed above, as well as increases in operating expenses. The cash needs for each segment are primarily for working capital and capital expenditures. Positive cash flow from BBU has historically funded, and is expected to continue to fund, VI Chip operations and the purchase of equipment for VI Chip for the foreseeable future.

Selling, general and administrative expenses were $55,655,000 for 2012, an increase of $1,614,000, or 3.0%, as compared to $54,041,000 for 2011. As a percentage of net revenues, selling, general and administrative expenses increased to 25.5% in 2012 from 21.4% in 2011.

The components of the $1,614,000 increase in selling, general, and administrative expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$3,052	10.3	%(1)
Travel expenses	637	28.6	%(2)
Advertising expenses	208	9.3	%(3)
Stockholder reporting	108	61.0	%(4)
Audit and tax fees	71	5.3%
Computer expenses	(68)	(6.9)%
Facilities expenses	(126)	(9.1)%
Outside services	(188)	(8.8)%
Depreciation and amortization	(526)	(15.3	)%(5)
Commissions expense	(631)	(10.8	)%(6)
Legal fees	(880)	(33.0	)%(7)
Other, net	(43)	(2.2)%

	$1,614	3.0%

(1)	Increase primarily attributable to increase in headcount, annual compensation adjustments in May 2012, and an increase in fringe benefit expenses due to increases in premiums for employee health benefits.

(2)	Increase primarily attributed to increased travel by the Company’s sales and marketing personnel, in connection with the implementation of changes in the Company’s sales and marketing organizations to a unified go-to-market strategy and expanded marketing communications.

(3)	Increase primarily attributed to increases in sales support expenses, direct mailings, and advertising in trade publications.

(4)	Increase primarily attributed to expenses incurred in 2012 in connection with the tender offer for shares of our Common Stock.

(5)	Decrease attributed to certain of our corporate fixed assets becoming fully depreciated during 2012.

(6)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

(7)	Decrease attributed to a decrease in legal expenses associated with the patent infringement claim filed against us during the first quarter of 2011 by SynQor, Inc. See Note 15 to the Consolidated Financial Statements for discussion of this matter.

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

The significant changes in the components of “Other income, net” for the years ended December 31 were as follows (in thousands):

	2012	2011	Increase (decrease)
Interest income	$136	$259	$(123)
Credit losses on available for sale securities	(9)	302	(311)
Foreign currency (losses) gains, net	(46)	(326)	280
Gain on disposal of equipment	33	22	11
Other	80	89	(9)

	$194	$346	$(152)

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

Income (loss) before income taxes was $(2,591,000) in 2012 as compared to $14,032,000 in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had $56,339,000 in unrestricted cash and cash equivalents. The ratio of current assets to current liabilities was 5.7:1 at December 31, 2013 as compared to 8.3:1 at December 31, 2012. Working capital decreased $30,629,000 to $97,869,000 at December 31, 2013 from $128,498,000 at December 31, 2012.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$(28,215)
Short-term investments	463
Accounts receivable	518
Inventories	(259)
Deferred tax assets	(1,645)
Other current assets	1,599
Accounts payable	(1,865)
Accrued compensation and benefits	(665)
Accrued expenses	(608)
Income taxes payable	321
Deferred revenue	(234)
Other	(39)

$(30,629)

The primary uses of cash for the year ended December 31, 2013 was for the purchase of 3,273,088 shares of Common Stock for an aggregate cost of $17,100,000 in connection with two tender offers completed on March 7, 2013 and April 22, 2013, the purchase of equipment of $6,179,000, and operating activities of $4,690,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2013. As of December 31, 2013, we had approximately $8,541,000 remaining under the November 2000 Plan.

During the year ended December 31, 2013, three of our subsidiaries paid a total of $2,100,000 in cash dividends, of which $1,569,000 was paid to us and $531,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

As of December 31, 2013, we held $6,000,000 par value of auction rate securities classified as long-term investments. See Note 4 to the Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

The table below summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	More Than 5 Years
Operating lease obligations	$2,407	$1,425	$775	$207	$—

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $936,000 of capital expenditure commitments, principally for manufacturing equipment, as of December 31, 2013.

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

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are all highly rated investments, generally with Aaa/AA+/A3/BBB ratings, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income, net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of December 31, 2013. We estimate our annual interest income would change by approximately $68,000 in 2013 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL and changes in the dollar/yen exchange rate, as the functional currency of our subsidiaries in Europe and Asia is the U.S. dollar. Therefore, we believe market risk is mitigated since these operations are not materially exposed to foreign exchange fluctuations. Relative to foreign currency exposure against the yen existing on December 31, 2013, we estimate that a 10% unfavorable movement in the dollar/yen exchange rate would increase foreign currency loss by approximately $64,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vicor Corporation

We have audited the accompanying consolidated balance sheet of Vicor Corporation and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of Vicor Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vicor Corporation

We have audited the accompanying consolidated balance sheet of Vicor Corporation (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 7, 2013

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands, except per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$56,339	$84,554
Short-term investments	463	—
Accounts receivable, less allowance of $198 in 2013 and $292 in 2012	27,683	27,165
Inventories, net	29,696	29,955
Deferred tax assets	131	1,776
Other current assets	4,212	2,613

Total current assets	118,524	146,063
Long-term investments, net	5,188	6,736
Property, plant and equipment, net	40,092	44,092
Long-term deferred tax assets	—	3,523
Other assets	1,836	2,167

Total assets	$165,640	$202,581

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,677	$6,812
Accrued compensation and benefits	8,055	7,400
Accrued expenses	2,841	2,233
Accrued severance charges	49	—
Income taxes payable	15	336
Deferred revenue	1,018	784

Total current liabilities	20,655	17,565
Long-term deferred revenue	974	1,549
Long-term income taxes payable	1,339	1,494
Deferred income taxes	335	—

Total liabilities	23,303	20,608
Commitments and contingencies (Note 15)
Equity:
Vicor Corporation stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding (11,767,052 shares issued and outstanding in 2012)	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 38,453,439 shares issued and 26,781,953 shares outstanding (38,442,175 shares issued and 30,043,777 shares outstanding in 2012)	392	390
Additional paid-in capital	169,474	167,498
Retained earnings	108,645	132,285
Accumulated other comprehensive loss	(526)	(112)
Treasury stock at cost: 11,671,486 shares in 2013 (8,398,398 shares in 2012)	(138,927)	(121,827)

Total Vicor Corporation stockholders’ equity	139,176	178,352
Noncontrolling interest	3,161	3,621

Total equity	142,337	181,973

Total liabilities and equity	$165,640	$202,581

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011
Net revenues	$199,160	$218,507	$252,968
Cost of revenues	117,681	126,856	146,274

Gross margin	81,479	91,651	106,694
Operating expenses:
Selling, general and administrative	60,737	55,655	54,041
Research and development	39,848	38,744	38,967
Severance charges	1,361	—	—
Impairment of goodwill	—	2,012	—
Gain from litigation-related settlement	—	(1,975)	—

Total operating expenses	101,946	94,436	93,008

Income (loss) from operations	(20,467)	(2,785)	13,686
Other income, net:
Total unrealized gains (losses) on available-for-sale securities, net	(54)	511	1,206
Portion of losses recognized in other comprehensive income (loss)	(24)	(520)	(904)

Net credit (losses) gains recognized in earnings	(78)	(9)	302
Other income, net	80	203	44

Total other income, net	2	194	346

Income (loss) before income taxes	(20,465)	(2,591)	14,032
Provision for income taxes	3,039	1,207	4,723

Consolidated net income (loss)	(23,504)	(3,798)	9,309
Less: Net income attributable to noncontrolling interest	136	279	466

Net income (loss) attributable to Vicor Corporation	$(23,640)	$(4,077)	$8,843

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.60)	$(0.10)	$0.21
Diluted	$(0.60)	$(0.10)	$0.21
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	39,195	41,811	41,797
Diluted	39,195	41,811	41,856
Cash dividends declared per share	$—	$—	$0.15

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Consolidated net income (loss)	$(23,504)	$(3,798)	$9,309
Foreign currency translation gains (losses), net of tax provision (benefit) (1)	(496)	(355)	151
Unrealized gains on available-for-sale securities, net of tax (2)	17	520	904

Other comprehensive income (loss)	(479)	165	1,055

Consolidated comprehensive income (loss)	(23,983)	(3,633)	10,364
Less: Comprehensive income attributable to noncontrolling interest	71	234	474

Comprehensive income (loss) attributable to Vicor Corporation	$(24,054)	$(3,867)	$9,890

(1)	Net of tax benefit of $(378) and $(241) for 2013 and 2012, respectively. Net of tax expense of $107 for 2011.

(2)	The deferred tax assets associated with unrealized gains on available for sale securities are completely offset by a tax valuation allowance as of December 31, 2013, 2012 and 2011. Therefore, there is no income tax provision recognized for the years ended December 31, 2013, 2012 and 2011.

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Operating activities:
Consolidated net income (loss)	$(23,504)	$(3,798)	$9,309
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,008	10,423	11,005
Deferred income taxes	4,491	(369)	148
Stock-based compensation expense	2,450	1,244	1,923
Impairment of goodwill	—	2,012	—
(Decrease) increase in long-term deferred revenue	(139)	(139)	350
Increase in long-term income taxes payable	(155)	135	—
Excess tax benefit of share-based compensation	—	(105)	(133)
Gain on disposal of equipment	(26)	(33)	(21)
Credit loss (gain) on available for sale securities	78	9	(302)
Change in current assets and liabilities, net	2,107	7,859	4,128

Net cash (used for) provided by operating activities	(4,690)	17,238	26,407
Investing activities:
Purchases of investments	—	(270)	(1,104)
Sales and maturities of investments	1,024	3,630	11,142
Additions to property, plant and equipment	(6,179)	(7,396)	(7,466)
Proceeds from sale of equipment	26	33	10
Decrease (increase) in other assets	49	(81)	(55)

Net cash (used for) provided by investing activities	(5,080)	(4,084)	2,527
Financing activities:
Purchases of Common Stock	(17,100)	—	—
Proceeds from issuance of Common Stock	27	9	452
Common Stock dividends paid	—	—	(6,272)
Noncontrolling interest dividends paid	(531)	(378)	(690)
Excess (reversal) tax benefit of share-based compensation	(451)	105	133

Net cash used in financing activities	(18,055)	(264)	(6,377)
Effect of foreign exchange rates on cash	(390)	(244)	72

Net (decrease) increase in cash and cash equivalents	(28,215)	12,646	22,629
Cash and cash equivalents at beginning of period	84,554	71,908	49,279

Cash and cash equivalents at end of period	$56,339	$84,554	$71,908

Change in assets and liabilities:
Accounts receivable	$(821)	$4,052	$7,546
Inventories, net	33	5,591	(162)
Other current assets	(1,647)	380	(224)
Accounts payable and accrued liabilities	4,580	(1,670)	(3,861)
Accrued severance charges	49	—	—
Income taxes payable	(321)	(84)	324
Deferred revenue	234	(410)	505

	$2,107	$7,859	$4,128

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$(61)	$975	$4,178

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2010	$118	$385	$163,933	$133,791	$(1,369)	$(121,827)	$175,031	$3,981	$179,012
Sales of Common Stock		2	491				493		493
Common Stock dividends paid				(6,272)			(6,272)		(6,272)
Noncontrolling interest dividends paid								(690)	(690)
Excess tax benefit of stock-based compensation			133				133		133
Stock-based compensation expense			1,567				1,567		1,567
Liability stock option awards reclassified to equity			103				103		103
Components of comprehensive income, net of tax
Net income				8,843			8,843	466	9,309
Other comprehensive income					1,047		1,047	8	1,055

Total comprehensive income							9,890	474	10,364

Balance on December 31, 2011	118	387	166,227	136,362	(322)	(121,827)	180,945	3,765	184,710
Sales of Common Stock		3	9				12		12
Noncontrolling interest dividends paid								(378)	(378)
Excess tax benefit of stock-based compensation			105				105		105
Stock-based compensation expense			1,244				1,244		1,244
Net settlement stock option exercises			(87)				(87)		(87)
Components of comprehensive income, net of tax
Net income (loss)				(4,077)			(4,077)	279	(3,798)
Other comprehensive income (loss)					210		210	(45)	165

Total comprehensive income (loss)							(3,867)	234	(3,633)

Balance on December 31, 2012	118	390	167,498	132,285	(112)	(121,827)	178,352	3,621	181,973
Sales of Common Stock		2	25				27		27
Noncontrolling interest dividends paid								(531)	(531)
Reversal of excess tax benefit of stock-based compensation			(451)				(451)		(451)
Stock-based compensation expense			2,450				2,450		2,450
Net settlement stock option exercises			(48)				(48)		(48)
Purchase of treasury stock						(17,100)	(17,100)		(17,100)
Components of comprehensive income, net of tax
Net income (loss)				(23,640)			(23,640)	136	(23,504)
Other comprehensive loss					(414)		(414)	(65)	(479)

Total comprehensive income (loss)							(24,054)	71	(23,983)

Balance on December 31, 2013	$118	$392	$169,474	$108,645	$(526)	$(138,927)	$139,176	$3,161	$142,337

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets, recoverability of long-lived assets, fair value of long-term investments, allowances for doubtful accounts, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Revenue recognition

Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determinable, and collection is considered probable.

The Company defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers, based on distribution partnerships with two leading electronic components distributors. The agreements with these distributors allow the distributors to receive price adjustment credits to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Given the uncertainties associated with the levels of price adjustment credits to be granted to distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers and so the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor. Title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as deferred revenue and an account receivable is recorded. As of December 31, 2013, the Company had gross deferred revenue of approximately $1,269,000 and gross deferred cost of revenues of approximately $516,000 under these agreements. As of December 31, 2012, the Company had gross deferred revenue of approximately $625,000 and gross deferred cost of revenues of approximately $249,000 under these agreements.

The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the undelivered elements. The Company enters into arrangements containing multiple elements which may include a combination of non-recurring engineering services (“NRE”), prototype units and production units. The Company has determined that the NRE and prototype units represent one unit of accounting and the production units a separate unit of accounting, based on an assessment of the respective standalone value. The Company defers revenue recognition for the NRE and prototype units until completion of the final milestone under the NRE arrangement, which is generally the delivery of the prototype. Recognition generally takes place within six to twelve months of the initiation of the arrangement. Revenue for the production units is recognized upon shipment, as for product revenue summarized above. During 2013, 2012 and 2011, revenue recognized under multi-element arrangements accounted for less than 3% of net revenues.

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

Transaction gains and losses and translation gains (losses) resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. dollar are included in other income, net. Foreign currency losses included in other income, net, were approximately ($94,000), ($46,000), and ($326,000) in 2013, 2012 and 2011, respectively.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s short-term and long-term investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the statement of operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss,” a component of Total Equity. In determining the amount of credit loss, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. If the Company’s estimated demand and/or market expectation were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments, and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. Generally, amounts invested with these financial institutions are in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to significant credit risk. The Company’s short-term and long-term investments consist of highly rated (Aaa/AA+/A3/BBB) municipal and corporate debt securities in which a significant portion are invested in auction rate securities. As of December 31, 2013, the Company was holding a total of approximately $6,000,000 in auction rate securities, all of which are collateralized by student loans. Through December 31, 2013, auctions held for all of the Company’s auction rate securities have failed. The funds associated with auction rate securities that have failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of any auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers. The applications in which these products are used are in the higher-performance, higher-power segments of the power systems market, including, in alphabetical order, aerospace and defense electronics, enterprise and high performance computing, industrial automation, telecommunications and networking infrastructure, test and measurement instrumentation, and vehicles and transportation. While, overall, the Company has a broad customer base and sells into a variety of industries, the Company’s VI Chip subsidiary has derived a substantial portion of its revenue from one customer and the Company’s Picor subsidiary has derived a substantial portion of its revenue from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered by these subsidiaries, and their targeting of market leading innovators as initial customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2013, two customers accounted for approximately 12.9% and 12.5% of trade account receivables, respectively. For the year ended December 31, 2012, two customers accounted for approximately 12.7% and 10.6% of trade account receivables, respectively. Credit losses have consistently been within management’s expectations.

During 2013, two customers accounted for approximately 10.9% and 10.1% of net revenues, respectively. During 2012, one customer accounted for approximately 10.1% of net revenues. During 2011, one customer

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for approximately 14.9% of net revenues. International sales, based on customer location, as a percentage of total net revenues, were approximately 59.5% in 2013 and 51.1% in 2012 and 56.9% in 2011, respectively. During 2013, net revenues from customers in Hong Kong and China accounted for approximately 16.2% and 11.3%, respectively, of total net revenues. Net revenues from customers in Hong Kong and Taiwan accounted for approximately 12.5% and 9.0%, respectively, of total net revenues in 2012, and 11.8% and 15.3%, respectively, of total net revenues in 2011.

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

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $1,884,000, $1,910,000 and $1,645,000 in advertising costs during 2013, 2012 and 2011, respectively.

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

Legal costs

Legal costs in connection with litigation are expensed as incurred.

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

	2013	2012	2011
Numerator:
Net income (loss) attributable to Vicor Corporation	$(23,640)	$(4,077)	$8,843

Denominator:
Denominator for basic income (loss) per share-weighted average shares (1)	39,195	41,811	41,797
Effect of dilutive securities:
Employee stock options (2)	—	—	59

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions (3)	39,195	41,811	41,856

Basic income (loss) per share	$(0.60)	$(0.10)	$0.21

Diluted income (loss) per share	$(0.60)	$(0.10)	$0.21

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 1,989,248, 545,345, and 305,268 shares of Common Stock in 2013, 2012, and 2011, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

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

Comprehensive income (loss)

The components of comprehensive income (loss) include, in addition to net income (loss), unrealized gains and losses on investments, net of tax and foreign currency translation adjustments related to VJCL, net of tax.

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

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — Under the 2001 Picor Plan, the Board of Directors of Picor may grant stock incentive awards based on the Picor Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Picor Common Stock, based on judgments made by the Company, on the date of grant. A total of 20,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed ten years from the date of grant.

VI Chip Corporation (“VI Chip”), a privately held majority-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 VI Chip Plan”) — Under the 2007 VI Chip Plan, the Board of Directors of VI Chip may grant stock incentive awards based on the VI Chip Common Stock, including stock options, restricted stock or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the VI Chip Common Stock, based on judgments made by the Company, on the date of grant. A total of 12,000,000 shares of VI Chip Common Stock have been reserved for issuance under the 2007 VI Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the VI Chip Board of Directors. The term of each option may not exceed ten years from the date of grant.

All non performance-based option awards are granted at an exercise price equal to or greater than the market price for Vicor at the date of the grant, and are granted at a price equal to or greater than the estimated fair value for both Picor and VI Chip based on a discounted cash flow model, at the date of grant. Options generally vest

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over various periods of up to six years and may be exercised for up to 10 years from the date of grant, which is the maximum contractual term. The Company uses both the graded attribution and straight-line method to recognize expense for stock-based awards.

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

For financial reporting purposes, the exchange of Time-Based Eligible Options for Replacement Options was considered a modification of both the exercise price and the vesting terms of the cancelled options. The accounting for these modifications resulted in total incremental expense of approximately $365,000, which, combined with the remaining unrecognized expense from the original grant date value of approximately $318,000, will be recognized over the associated service period (i.e., the five year vesting period) for each new vesting tranche. Because the Company had not previously recorded stock-based compensation expense for the Performance-Based Eligible Options, as the Company determined it was not probable the Brick Business Unit would meet the revenue targets required to trigger vesting of such options, the exchange of Replacement Options for Performance-Based Eligible Options has been accounted for as the grant of new options as of June 17, 2013, the Offer Expiration Date. As referenced above, because these Replacement Options have five different exercise

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prices (i.e., an increasing exercise price for each of the five different vesting periods, each with a different term to expiration), the value of such Replacement Options, calculated using the Black-Scholes methodology, was based on the assumption each vesting tranche represented a distinct instrument. The resulting total expense of approximately $2,300,000 will be recognized over the associated service period for each vesting tranche, as if the grant were, in substance, five grants of distinct instruments with different exercise prices and different, sequentially shorter, terms to expiration. The unrecognized compensation expense for these Replacement Options was approximately $1,765,000 as of December 31, 2013.

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

During the third quarter of 2010, the Company granted an aggregate of 1,243,750 Performance-Based Eligible Options. Based on the final results of the Option Exchange, a total of 66,000 of these Performance-Based Eligible Options remain outstanding as of December 31, 2013. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the remaining stock options over the relevant performance period. As of December 31, 2013, the Company determined it was not probable the revenue targets would be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $413,000 as of December 31, 2013.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets would be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of December 31, 2013 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $727,000 as of December 31, 2013.

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Cost of revenues	$163	$45	$68
Selling, general and administrative	1,942	864	1,188
Research and development	345	335	667

Total stock based compensation	$2,450	$1,244	$1,923

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in stock-based compensation expense in 2013 compared to 2012 was primarily due to the Option Exchange, described above.

During 2013, 2012, and 2011, the Picor Board of Directors (the “Picor Board”) authorized different alternatives of net settlement to holders of Picor stock options in the tenth and final year of their respective terms. In addition, during the third quarter of 2011, the Picor Board approved an offer to repurchase up to 1,142,000 shares of Picor Common Stock from a limited number of holders who purchased these shares via exercise before October 31, 2011. As a result, the Company accrued $368,000 in the third quarter of 2011, representing the maximum repurchase obligation to these holders assuming all holders sold their shares. This resulted in additional stock-based compensation expense of $169,000 and $132,000 in Selling, general and administrative and Research and development expense, respectively, along with a charge of $67,000 against Additional paid-in-capital, in the third quarter of 2011. During the fourth quarter of 2011, the Company accounted for those options for which repurchase was ultimately not elected by the holder, reducing the accrual by $106,000, with the offset to Picor’s additional paid-in capital.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model under all methods with the following weighted-average assumptions:

	Non Performance- based Stock Options
Vicor:	2013	2012	2011
Risk-free interest rate	1.2%	0.7%	1.8%
Expected dividend yield	0.0%	0.6%	1.6%
Expected volatility	39%	52%	54%
Expected lives (years)	4.9	4.1	5.0

VI Chip:	2013	2012	2011
Risk-free interest rate	1.6%	1.2%	1.5%
Expected dividend yield	—	—	—
Expected volatility	48%	50%	49%
Expected lives (years)	6.5	6.5	6.5

Picor:	2013	2012	2011
Risk-free interest rate	1.2%	1.2%	1.6%
Expected dividend yield	—	—	—
Expected volatility	49%	50%	52%
Expected lives (years)	6.5	6.5	6.5

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

Picor — As Picor is a nonpublic entity, historical volatility information is not available. An industry sector index of six publicly traded fabless semiconductor firms was developed for calculating historical volatility for Picor. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

VI Chip — As VI Chip is a nonpublic entity, historical volatility information is not available. An industry sector index of eleven publicly traded fabless semiconductor firms was developed for calculating historical volatility for VI Chip. Historical prices for each of the companies in the index based on the market price of the shares on each day of trading over the expected term were used to determine the historical volatility.

Expected term:

Vicor — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of options, and that generally all groups of the Company’s employees exhibit similar exercise behavior.

Picor and VI Chip — Due to the lack of historical information, the “simplified” method as prescribed by the Securities and Exchange Commission was used to determine the expected term on grant awards that meet the definition of “plain vanilla”. For options that did not meet the criteria of “plain vanilla”, the Company calculated the expected term based on its best estimate of what the expected term would be.

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

Vicor — The Company currently expects that for Vicor options, based on an analysis of its historical forfeitures, that approximately 78% of its options will actually vest, and therefore has applied an annual forfeiture rate of 8.0% to all unvested options as of December 31, 2013. For 2012, the Company expected 76% of its options would actually vest and applied an annual forfeiture rate of 9.00%.

Picor — The Company currently expects that for Picor options, based on an analysis of its historical forfeitures, that approximately 92% of its options will actually vest, and therefore has applied an annual forfeiture rate of 2.75% to all unvested options as of December 31, 2013. For 2012, the Company expected 92% of its options would actually vest and applied an annual forfeiture rate of 2.75%.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VI Chip — The Company currently expects that for VI Chip options, based on an analysis of its historical forfeitures, that approximately 80% of its options will actually vest, and therefore has applied an annual forfeiture rate of 7.0% to all unvested options as of December 31, 2013. For 2012, the Company expected 81% of its options would actually vest and applied an annual forfeiture rate of 7.00%.

Vicor Stock Options

A summary of the activity under Vicor’s stock option plans as of December 31, 2013 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2012	1,796,475	$12.99
Granted (1)	1,819,345	$7.43
Forfeited and expired (1)	(1,624,142)	$13.25
Exercised	(2,430)	$5.41

Outstanding on December 31, 2013	1,989,248	$7.71	9.18	$11,399

Exercisable on December 31, 2013	54,284	$9.72	5.28	$217

Vested or expected to vest as of December 31, 2013 (2)	1,709,313	$7.60	9.18	$9,983

(1)	Includes Option Exchange.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2012 and 2011, the Company had shares exercisable of 255,694 and 232,078 respectively, for which the weighted average exercise prices were $12.79 and $12.00, respectively.

During the years ended December 31, 2013, 2012, and 2011 under all plans, the total intrinsic value of Vicor options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $15,000, $2,000, and $217,000, respectively. The total amount of cash received by the Company from options exercised in 2013, 2012 and 2011, was $13,000, $4,000, and $447,000, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $489,000, $449,000 and $411,000, respectively.

As of December 31, 2013, there was $2,274,000 of total unrecognized compensation cost related to unvested non-performance based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 2.56 years for those awards. The expense will be recognized as follows: $1,072,000 in 2014, $619,000 in 2015, $363,000 in 2016, $174,000 in 2017, and $46,000 in 2018.

The weighted-average fair value of Vicor options granted was $1.90, $2.47, and $5.79 in 2013, 2012 and 2011, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Picor Stock Options

A summary of the activity under the 2001 Picor Plan as of December 31, 2013 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2012	10,215,367	$0.65
Granted	170,000	$0.64
Forfeited and expired	(380,000)	$0.25
Exercised	(601,000)	$0.75

Outstanding on December 31, 2013	9,404,367	$0.66	6.18	$351

Exercisable on December 31, 2013	5,869,044	$0.69	5.39	$204

Vested or expected to vest as of December 31, 2013 (1)	9,275,632	$0.66	6.04	$347

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2012 and 2011, Picor had shares exercisable of 5,329,950 and 4,684,585, respectively, for which the weighted average exercise prices were $0.69 and $0.64, respectively.

During the years ended December 31, 2013, 2012, and 2011, the total intrinsic value of Picor options exercised was $146,000, $279,000, and $262,000, respectively. The total amount of cash received by Picor from options exercised in 2013, 2012 and 2011 was $14,000, $172,000 and $5,000, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $398,000, $61,000, and $357,000, respectively.

As of December 31, 2013, there was $840,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 2.4 years for all Picor awards. The expense will be recognized as follows: $385,000 in 2014, $316,000 in 2015, $99,000 in 2016, $37,000 in 2017, and $3,000 in 2018.

The weighted-average fair value of Picor options granted was $0.31 in 2013 and $0.32 in 2012 and 2011.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VI Chip Stock Options

A summary of the activity under the 2007 VI Chip Plan as of December 31, 2013 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2012	10,525,000	$1.00
Granted	560,000	$1.00
Forfeited and expired	(340,750)	$1.00
Exercised	—	$—

Outstanding on December 31, 2013 (1)	10,744,250	$1.00	4.78	$—

Exercisable on December 31, 2013	7,267,600	$1.00	3.52	$—

Vested or expected to vest as of December 31, 2013 (2)	10,273,500	$1.00	4.66	$—

(1)	Of the total VI Chip options outstanding on December 31, 2013, 5,500,000 options have been granted to the Company’s Chief Executive Officer.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2012 and 2011, VI Chip had shares exercisable of 7,304,100 and 5,869,100, respectively, for which the weighted average exercise price was $1.00.

VI Chip did not have any options exercised in 2013 and 2011. The total intrinsic value of VI Chip options exercised in 2012 was negligible. The total amount of cash received by VI Chip from options exercised in 2012 was $6,000.

As of December 31, 2013, there was $895,000 of total unrecognized compensation cost related to unvested share-based awards for VI Chip. That cost is expected to be recognized over a weighted-average period of 2.4 years for all VI Chip awards. The expense will be recognized as follows: $196,000 in 2014, $194,000 in 2015, $153,000 in 2016, $138,000 in 2017 and $214,000 in 2018 and thereafter.

The weighted-average fair value of VI Chip options granted was $0.29, $0.46 and $0.53 in 2013, 2012 and 2011, respectively.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 80% of their pre-tax salary subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50% up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year based upon years of service. The Company’s contribution to the plan was approximately $825,000, $813,000, and $810,000 in 2013, 2012 and 2011, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2013, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

4.  SHORT-TERM AND LONG-TERM INVESTMENTS

As of December 31, 2013, the Company held par value of $6,000,000 of auction rate securities. These auction rate securities consist of collateralized debt obligations, supported by pools of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rates for these securities are reset at auction at regular intervals ranging from seven to 28 days. The auction rate securities held by the Company traded at par prior to February 2008 and are callable at par at the option of the issuer.

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

As of December 31, 2013, the Company held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are Aaa/AA+/A3/BBB rated by the major credit rating agencies, all of which are collateralized by student loans, and are guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities held by the Company are presently at risk of default. Through December 31, 2013, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of its Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of December 31, 2013.

The following is a summary of available-for-sale securities (in thousands):

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,000	$—	$1,175	$4,825
Brokered certificates of deposit	820	6	—	826

	$6,820	$6	$1,175	$5,651

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,100	$—	$1,121	$4,979
Brokered certificates of deposit	1,280	12	—	1,292
Certificates of deposit	465	—	—	465

	$7,845	$12	$1,121	$6,736

All of the Failed Auction Securities as of December 31, 2013 and 2012, respectively have been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2013, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$460	$463
Due in two to ten years	360	363
Due in ten to twenty years	—	—
Due in twenty to forty years	6,000	4,825

	$6,820	$5,651

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Securities on December 31, 2013, with a par value of $6,000,000, was estimated by the Company to be approximately $4,825,000, a decrease in fair value of $54,000, net of $100,000 of redemptions, from December 31, 2012. The gross unrealized loss of $1,175,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $395,000 and an aggregate temporary impairment of $780,000. For the year ended December 31, 2013, the aggregate credit loss on the Failed Auction Securities increased by a net amount of $78,000, which was recorded in “Net credit (losses) gains recognized in earnings” in the Consolidated Statement of Operations. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the years ended December 31 (in thousands):

	2013	2012	2011
Balance at the beginning of the period	$317	$308	$610
Reductions for securities sold during the period	(7)	—	(373)
Additions for the amount related to credit loss for which other-than-temporary impairment was not previously recognized	85	9	71

Balance at the end of the period	$395	$317	$308

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

Assets measured at fair value on a recurring basis include the following as of December 31, 2013 (in thousands):

	Using			Total Fair Value as of December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents:
Money market funds	$12,407	$—	$—	$12,407
Short-term investments:
Brokered certificates of deposit	—	463	—	463
Long-term investments:
Failed Auction Securities	—	—	4,825	4,825
Brokered certificates of deposit	—	363	—	363

Assets measured at fair value on a recurring basis include the following as of December 31, 2012 (in thousands):

	Using			Total Fair Value as of December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents:
Money market funds	$12,413	$—	$—	$12,413
Long-term investments:
Failed Auction Securities	—	—	4,979	4,979
Brokered certificates of deposit	—	1,292	—	1,292
Certificates of deposit	465	—	—	465

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of December 31, 2013. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 6.6%; the rate of return required by investors to own these securities in the current environment, which we estimate to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative information about Level 3 fair value measurements as of December 31, 2013 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Failed Auction Securities	$4,825	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.07% (0.04%)
			Cumulative probability of principal return prior to maturity	69.67% - 94.16% (81.92%)
			Cumulative probability of default	5.83% - 30.27% (18.05%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

The following table summarizes the change in the fair values for those assets valued on a recurring basis utilizing Level 3 inputs for the year ended December 31, 2013 (in thousands):

Balance at the beginning of the period	$4,979
Redemptions	(100)
Credit losses on available for sales securities included in Other income, net	(78)
Unrealized gain included in Other comprehensive income (loss)	24

Balance at the end of the period	$4,825

6.  INVENTORIES

Inventories as of December 31 were as follows (in thousands):

	2013	2012
Raw materials	$19,744	$21,790
Work-in-process	3,979	2,630
Finished goods	5,973	5,535

Net balance	$29,696	$29,955

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment as of December 31 were as follows (in thousands):

	2013	2012
Land	$2,089	$2,089
Buildings and improvements	43,083	42,647
Machinery and equipment	224,481	218,381
Furniture and fixtures	6,047	5,964
Construction in-progress and deposits	1,327	2,465

	277,027	271,546
Accumulated depreciation and amortization	(236,935)	(227,454)

Net balance	$40,092	$44,092

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $10,180,000, $10,546,000, and $11,083,000 respectively. As of December 31, 2013, the Company had approximately $936,000 of capital expenditure commitments.

8.  OTHER INVESTMENTS

The Company’s gross investment in non-voting convertible preferred stock of GWS totaled $5,000,000 as of December 31, 2013, and December 31, 2012, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,959,000, $2,087,000, and $5,577,000 in 2013, 2012, and 2011, respectively. The Company owed GWS approximately $152,000 and $281,000 as of December 31, 2013 and 2012, respectively.

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

There was no allocation of equity method income (loss) in 2013, 2012, and 2011 as GWS incurred a net loss in those years. The balance in the Company’s net investment in GWS was zero as of December 31, 2013 and 2012.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

In 2012, the Company performed the first step of the quantitative goodwill impairment assessment for VJCL and determined the carrying value of VJCL exceeded its fair value. The Company, therefore, performed the second step of its evaluation to calculate the impairment and, as a result, recorded a full impairment charge of $2,012,000 during the fourth quarter of 2012.

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patent costs, which are included in other assets in the accompanying balance sheets, as of December 31 were as follows (in thousands):

	2013	2012
Patent costs	$3,170	$3,316
Accumulated amortization	(2,007)	(1,984)

	$1,163	$1,332

Patent renewal fees were $38,000 and $55,000 in 2013 and 2012, respectively.

Amortization expense was approximately $264,000, $314,000 and $325,000 in 2013, 2012 and 2011, respectively. The estimated future amortization expense from patent assets held as of December 31, 2013, is projected to be $169,000, $141,000, $128,000, $122,000 and $106,000, in fiscal years 2014, 2015, 2016, 2017, and 2018, respectively.

10.  SEVERANCE CHARGES

In February 2013, the Company initiated and completed workforce reductions. As a result, the Company recorded a pre-tax charge of $1,361,000 in the first quarter of 2013 for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. These charges were recorded as “Severance charges” in the Consolidated Statement of Operations. The related liability is presented as “Accrued severance charges” in the Consolidated Balance Sheets.

A summary of the activity related to the severance charges, by segment, is as follows (in thousands):

	BBU	VI Chip	Total
Balance as of December 31, 2012	$—	$—	$—
Charges	1,123	238	1,361
Payments	(1,074)	(238)	(1,312)

Balance as of December 31, 2013	$49	$—	$49

11.  PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Balance at the beginning of the period	$364	$572	$649
Accruals for warranties for products sold in the period	327	439	1,392
Fulfillment of warranty obligations	(297)	(554)	(1,134)
Revisions of estimated obligations	(111)	(93)	(335)

Balance at the end of the period	$283	$364	$572

12.  STOCKHOLDERS’ EQUITY

Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders.

Each share of Class B Common Stock entitles the holder thereof to ten votes on all such matters.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2013, 2012, or 2011. On December 31, 2013 and 2012, the Company had approximately $8,541,000 available for use under the November 2000 Plan.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Common Stock and Class B Common Stock participate in dividends and earnings equally.

On July 22, 2011, the Company’s Board of Directors approved a cash dividend of $0.15 per share of the Company’s stock. The total dividend of approximately $6,272,000 was paid on August 31, 2011 to shareholders of record at the close of business on August 9, 2011.

During the year ended December 31, 2013, three subsidiaries paid a total of $2,100,000 in cash dividends, of which $1,569,000 was paid to the Company and $531,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest. During the year ended December 31, 2012, three subsidiaries paid a total of $1,600,000 in cash dividends, of which $1,222,000 was paid to the Company and $378,000 was paid to outside shareholders. During the year ended December 31, 2011, two subsidiaries paid a total of $2,000,000 in cash dividends, of which $1,310,000 was paid to the Company and $690,000 was paid to outside shareholders. Dividends paid to outside shareholders are accounted for as a reduction in noncontrolling interest.

During 2013, a total of 2,430 shares of Common Stock were issued upon the exercise of stock options and 8,760 shares of Class B Common Stock converted into Common Stock.

On December 31, 2013, there were 14,846,930 shares of Vicor Common Stock reserved for issuance for Vicor stock options and upon conversion of Class B Common Stock.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  OTHER INCOME, NET

The major changes in the components of the other income, net for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Interest income	$97	$136	$259
Foreign currency losses, net	(94)	(46)	(326)
Gain on disposal of equipment	26	33	21
Credit (losses) gains on available for sale securities	(78)	(9)	302
Other	51	80	90

	$2	$194	$346

14.  INCOME TAXES

The tax provision is based on the annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns. The tax provisions also include discrete items, principally related to tax credits, tax provision vs. tax return differences and accrued interest for potential liabilities.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31 is as follows:

	2013	2012	2011
Statutory federal tax rate	(34.0%)	(34.0%)	35.0%
State income taxes, net of federal income tax benefit	1.1	(9.4)	3.4
Tax credits	(8.1)	0.6	(4.0)
U.S. manufacturing deduction	1.7	(3.8)	(2.0)
Permanent items	0.6	2.2	0.5
Book income attributable to noncontrolling interest	0.4	6.8	(1.4)
Foreign rate differential and deferred items	(0.2)	0.1	0.6
Increase (decrease) in tax reserves	(0.1)	0.3	0.6
Increase in valuation allowance	53.3	84.5	—
Other	0.1	(0.7)	1.0

	14.8%	46.6%	33.7%

On January 2, 2013 the American Taxpayer Relief Act (“ATRA”) of 2012 was signed into law. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The ATRA extended the research credit for two years to December 31, 2013. The extension of the research tax credit was retroactive and includes amounts paid or incurred after December 31, 2011. Since the law was enacted in 2013, the federal research tax credit for 2012 of $549,000 was recorded as a discrete item in the first quarter of 2013.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For financial reporting purposes, income (loss) before income taxes for the years ended December 31 include the following components (in thousands):

	2013	2012	2011
Domestic	$(20,466)	$(3,109)	$13,406
Foreign	1	518	626

	$(20,465)	$(2,591)	$14,032

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$(1,848)	$920	$3,624
State	284	425	496
Foreign	112	231	455

	(1,452)	1,576	4,575
Deferred:
Federal	4,491	(369)	148

	$3,039	$1,207	$4,723

The Company intends to continue to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,810,000 of unremitted earnings of international subsidiaries. As of December 31, 2013, the amount of unrecognized deferred tax liability on these earnings was $219,000.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Research and development tax credit carryforwards	$8,754	$9,032
Stock-based compensation	3,048	2,218
Inventory reserves	2,687	2,651
Net operating loss carryforwards	2,497	1,088
Vacation accrual	1,645	1,569
Investment tax credit carryforwards	1,367	1,335
Capital loss carryforward	680	680
Unrealized loss on investments	399	380
Alternative minimum tax credit carryforward	340	556
Deferred revenue	279	555
Warranty reserves	88	90
Bad debt reserves	65	99
Other	428	694

Total deferred tax assets	22,277	20,947
Less: Valuation allowance for deferred tax assets	(20,214)	(11,480)

Net deferred tax assets	2,063	9,467
Deferred tax liabilities:
Depreciation	(918)	(2,261)
Prepaid expenses	(598)	(733)
Patent amortization	(416)	(477)
Unremitted Vicor Custom Power earnings	(335)	(342)
Other	—	(355)

Total deferred tax liabilities	(2,267)	(4,168)

Net deferred tax assets (liabilities)	$(204)	$5,299

As of December 31, 2013, the Company has a valuation allowance of approximately $20,214,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company has the ability to carryback federal net operating losses or credits to utilize against federal taxable income, it will generate only $1,600,000 in cash refunds; and (4) our lack of prudent and feasible tax planning strategies. During 2012, the Company recorded an increase to the valuation allowance of approximately $1,489,000 for all remaining state deferred tax assets not previously covered by a valuation allowance at that time due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of those state deferred tax assets; (2) the Company did not have the ability to carryback state net operating losses or credits to utilize against state taxable income; and (3) state tax net operating losses and credits have a shorter carryforward period to be

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

utilized than do the federal tax attributes. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

As a result of certain realization requirements under the stock-based compensation guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 that arose directly from tax deductions related to stock-based compensation greater than stock-based compensation recognized for financial reporting. Equity will be increased by $2,804,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The research and development tax credit carryforwards expire beginning in 2014 for state purposes and in 2025 for federal purposes. The Company has federal net operating loss carryforwards which expire in 2033, as well as net operating loss carryforwards in certain states, which expire beginning in 2014 and through 2033.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance on January 1	$1,506	$1,405	$1,102
Additions based on tax provisions related to the current year	566	134	269
Additions (reductions) for tax positions of prior years	—	(33)	34

Balance on December 31	$2,072	$1,506	$1,405

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2013, 2012 and 2011 of $2,072,000, $1,506,000 and $1,405,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2013 are expected to significantly change during the next twelve months.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately ($28,000), $32,000 and $68,000, respectively, in net interest (benefit) expense. As of December 31, 2013 and 2012, the Company had accrued approximately $149,000 and $177,000, respectively, for the potential payment of interest.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2010 through 2012 and 2006 through 2012, respectively. In addition, the 2003, 2004 and 2007 tax years resulted in losses. These years may also be subject to examination since the losses were carried forward and utilized in future years. In August 2013, the Company received notice from the Internal Revenue Service that its federal corporate tax returns for the tax years 2010 and 2011 had been selected for audit. The audit is in the early stages. There are no other income tax audits currently in process.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office, warehousing and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
2014	$1,425
2015	644
2016	131
2017	108
2018 and thereafter	99

Rent expense was approximately $1,820,000, $1,677,000 and $1,592,000 in 2013, 2012 and 2011, respectively. The Company also pays executory costs such as taxes, maintenance and insurance.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the court’s claim construction ruling. The Company continues to believe that none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, though, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)  (Continued)

On February 22, 2007, the Company announced it had reached an agreement in principle with Ericsson, Inc., the U.S. affiliate of LM Ericsson, to settle a lawsuit brought by Ericsson against the Company in California state court. Under the terms of the settlement agreement entered into on March 29, 2007, after a court ordered mediation, the Company paid $50,000,000 to Ericsson, of which $12,800,000 was reimbursed by the Company’s insurance carriers. Accordingly, the Company recorded a net loss of $37,200,000 from the litigation–related settlements in the fourth quarter of 2006. The Company subsequently sought further reimbursement from its insurance carriers. On November 14, 2008, a jury in the United States District Court for the District of Massachusetts found in favor of the Company in a lawsuit against certain of its insurance carriers with respect to the Ericsson settlement. The jury awarded $17,300,000 in damages to the Company, although the verdict was subject to challenge in the trial court and on appeal. Both parties filed certain motions subsequent to the ruling and, on March 2, 2009, the judge in the case rendered his decision on the subsequent motions, reducing the jury award by $4,000,000. On March 26, 2009, the U.S. District Court, District of Massachusetts (“the Court”) issued its judgment in the matter, affirming the award of $13,300,000, plus prejudgment interest from the date of breach on March 29, 2007, through March 26, 2009, the date of judgment in the amount of approximately $3,179,000. The insurance carriers filed their appeal to this total judgment in the amount of approximately $16,479,000 and an oral argument was held in early February 2010 on the insurer’s appeal. On March 16, 2012, the U.S. Court of Appeals for the First Circuit vacated the judgment in favor of the Company and remanded the case for proceedings consistent with the Court’s opinions. On October 3, 2012, a stipulation of dismissal with prejudice was filed with the Court, reflecting the contemporaneous settlement agreement between the Company and the insurance carriers in which the company received a cash payment of $1,975,000 in exchange for its release of the insurance carriers from future claims. The settlement amount of $1,975,000 was recorded as a gain from litigation–related settlement in the fourth quarter of 2012.

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

The Company’s chief operating decision maker evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets and certain other assets. The Corporate segment consists of those operations and assets shared by all segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably cash and cash equivalents, deferred tax assets,

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)  (Continued)

long-term investments, the Company’s facilities in Massachusetts, real estate and other assets. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the Consolidated Financial Statements.

The following table provides significant segment financial data as of and for the years ended December 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
					(1)
2013:
Net revenues	$163,013	$35,333	$10,416	$—	$(9,602)	$199,160
Income (loss) from operations	12,062	(28,204)	(3,326)	(999)	—	(20,467)
Total assets	126,585	21,370	4,308	81,364	(67,987)	165,640
Depreciation and amortization	6,185	3,232	407	184	—	10,008
2012:
Net revenues	$179,919	$38,083	$9,724	$—	$(9,219)	$218,507
Income (loss) from operations	28,114	(27,409)	(2,786)	(704)	—	(2,785)
Total assets	97,507	21,105	5,365	119,007	(40,403)	202,581
Depreciation and amortization	4,958	3,568	414	1,483	—	10,423
2011:
Net revenues	$194,830	$55,154	$13,183	$—	$(10,199)	$252,968
Income (loss) from operations	31,938	(16,294)	(1,239)	(719)	—	13,686
Total assets	82,096	30,701	7,098	119,231	(30,985)	208,141
Depreciation and amortization	5,503	3,570	458	1,474	—	11,005

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

17.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the years ended December 31 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
2013:
Net revenues	$41,946	$46,865	$55,091	$55,258	$199,160
Gross margin	16,607	18,461	22,980	23,431	81,479
Consolidated net loss	(4,986)	(4,600)	(898)	(13,020)	(23,504)
Net income attributable to noncontrolling interest	4	16	34	82	136
Net loss attributable to Vicor Corporation	(4,990)	(4,616)	(932)	(13,102)	(23,640)
Net loss per share attributable to Vicor Corporation:
Basic and diluted	(0.12)	(0.12)	(0.02)	(0.34)	(0.60)

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth	Total
2012:
Net revenues	$59,668	$55,467	$52,948	$50,424	$218,507
Gross margin	24,467	24,106	22,953	20,125	91,651
Consolidated net income	341	244	280	(4,663)	(3,798)
Net income attributable to noncontrolling interest	15	24	89	151	279
Net income attributable to Vicor Corporation	326	220	191	(4,814)	(4,077)
Net income per share attributable to Vicor Corporation:
Basic and diluted	0.01	0.01	—	(0.12)	(0.10)

In the fourth quarter of 2013, the Company recorded the following adjustments:

•	An increase of $10,132,000 to the income tax valuation allowance against deferred tax assets (See Note 14).

In the fourth quarter of 2012, the Company recorded the following adjustments:

•	An impairment of goodwill of $2,012,000 based on the Company’s annual assessment of the carrying value related to VJCL.

•	A gain from litigation-related settlement of $1,975,000 resulting from the contemporaneous settlement agreement between the Company and its insurance carriers.

•	An increase of $1,489,000 to the income tax valuation allowance against certain deferred tax assets.

•	An increase of approximately $1,400,000 to inventory reserves for potential excess and obsolete inventory charged against cost of revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(a)  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vicor Corporation:

We have audited Vicor Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Vicor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vicor Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the year then ended, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Boston, Massachusetts

March 14, 2014

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

(d)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2014 annual meeting of stockholders.

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

(b) Exhibits

Exhibits		Description of Document
3.1	•	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	•	Bylaws, as amended (9)
4.1	•	Specimen Common Stock Certificate (2)
10.1	•	1984 Stock Option Plan of the Company, as amended (2)
10.2	•	1993 Stock Option Plan (3)
10.3	•	1998 Stock Option and Incentive Plan (4)
10.4	•	Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.5	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (6)
10.6	•	Sales Incentive Plan (7)
10.7	•	Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.8	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.9	•	VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.10	•	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11	•	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.12	•	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
21.1	•	Subsidiaries of the Company (12)
23.1	•	Consent of KPMG LLP (12)
23.2	•	Consent of Grant Thornton LLP (12)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
101	•	The following material from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Equity; and (vi) the Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 incorporated herein by reference.
(12)	Filed herewith.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	(Credit) Charge to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2013	$292,000	$255,000	$(349,000)	$198,000
December 31, 2012	266,000	37,000	(11,000)	292,000
December 31, 2011	309,000	18,000	(61,000)	266,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2014

/s/ James A. Simms James A. Simms	Chief Financial Officer Vice President (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014

/s/ Estia J. Eichten Estia J. Eichten	Director	March 14, 2014

/s/ David T. Riddiford David T. Riddiford	Director	March 14, 2014

/s/ Barry Kelleher Barry Kelleher	Director	March 14, 2014

/s/ Samuel J. Anderson Samuel J. Anderson	Director	March 14, 2014

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 14, 2014

/s/ Jason L. Carlson Jason L. Carlson	Director	March 14, 2014

/s/ Liam K. Griffin Liam K. Griffin	Director	March 14, 2014