Form 10-Q
period 2014-03-31
VICOR CORP
filed 2014-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of March 31, 2014 was:

Common Stock, $.01 par value	26,782,623
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$50,307	$56,339
Short-term investments	643	463
Accounts receivable, less allowance of $240 in 2014 and $198 in 2013	31,769	27,683
Inventories, net	29,521	29,696
Deferred tax assets	131	131
Other current assets	4,666	4,212

Total current assets	117,037	118,524
Long-term investments, net	5,045	5,188
Property, plant and equipment, net	39,176	40,092
Other assets	1,830	1,836

Total assets	$163,088	$165,640

Liabilities and Equity
Current liabilities:
Accounts payable	$8,148	$8,677
Accrued compensation and benefits	9,136	8,104
Accrued expenses	4,890	2,841
Income taxes payable	15	15
Deferred revenue	1,095	1,018

Total current liabilities	23,284	20,655
Long-term deferred revenue	868	974
Long-term income taxes payable	1,337	1,339
Deferred income taxes payable	335	335

Total liabilities	25,824	23,303
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	392	392
Additional paid-in capital	169,713	169,474
Retained earnings	103,267	108,645
Accumulated other comprehensive loss	(417)	(526)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	134,146	139,176
Noncontrolling interest	3,118	3,161

Total equity	137,264	142,337

Total liabilities and equity	$163,088	$165,640

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$53,233	$41,946
Cost of revenues	30,441	25,339

Gross margin	22,792	16,607
Operating expenses:
Selling, general and administrative	17,980	13,887
Research and development	10,251	9,855
Severance charges	—	1,361

Total operating expenses	28,231	25,103

Loss from operations	(5,439)	(8,496)
Other income, net:
Total unrealized gains on available-for-sale securities, net	39	52
Portion of losses recognized in other comprehensive income (loss)	(39)	(51)

Net credit gains recognized in earnings	—	1
Other income, net	30	14

Total other income, net	30	15

Loss before income taxes	(5,409)	(8,481)
Provision (benefit) for income taxes	17	(3,495)

Consolidated net loss	(5,426)	(4,986)
Less: Net income attributable to noncontrolling interest	(48)	4

Net loss attributable to Vicor Corporation	$(5,378)	$(4,990)

Net loss per common share attributable to Vicor Corporation:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Shares used to compute net loss per share attributable to Vicor Corporation:
Basic	38,541	41,167
Diluted	38,541	41,167

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Consolidated net loss	$(5,426)	$(4,986)
Foreign currency translation gains (losses), net of tax provision (benefit) (1)	77	(268)
Unrealized gains on available-for-sale securities, net of tax (2)	37	51

Other comprehensive income (loss)	114	(217)

Consolidated comprehensive income (loss)	(5,312)	(5,203)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(43)	(24)

Comprehensive income (loss) attributable to Vicor Corporation	$(5,269)	$(5,179)

(1)	Net of tax benefit of $0 and $141 for the three months ended March 31, 2014 and 2013, respectively.
(2)	The deferred tax assets associated with the unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2014 and 2013. Therefore, there is no net income tax provision (benefit) recognized for the three months ended March 31, 2014 and 2013.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Consolidated net loss	$(5,426)	$(4,986)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,443	2,494
Stock-based compensation expense	234	263
Provision for doubtful accounts	53	—
Decrease in long-term deferred revenue	(34)	(35)
Deferred income taxes	—	(2,264)
Severance charges	—	1,361
Excess tax benefit of stock-based compensation	—	(43)
Gain on disposal of equipment	(4)	(3)
Credit loss (gain) on available-for-sale securities	—	(1)
(Decrease) increase in long-term income taxes payable	(2)	10
Change in current assets and liabilities, net	(1,744)	1,523

Net cash used for operating activities	(4,480)	(1,681)
Investing activities:
Additions to property, plant and equipment	(1,554)	(1,171)
Sales and maturities of investments	—	234
Proceeds from sale of equipment	4	3
Decrease in other assets	(34)	47

Net cash used for investing activities	(1,584)	(887)
Financing activities:
Purchases of Common Stock	—	(10,392)
Proceeds from issuance of Common Stock	5	43
Excess tax benefit of stock-based compensation	—	46

Net cash provided by (used for) financing activities	5	(10,303)
Effect of foreign exchange rates on cash	27	(280)

Net decrease in cash and cash equivalents	(6,032)	(13,151)
Cash and cash equivalents at beginning of period	56,339	84,554

Cash and cash equivalents at end of period	$50,307	$71,403

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2014. The balance sheet at December 31, 2013 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2. Short-Term and Long-Term Investments

As of March 31, 2014, the Company held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities are presently at risk of default. Through March 31, 2014, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of the Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of March 31, 2014.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
Failed Auction Securities	$6,000	$—	$1,136	$4,864
Brokered certificates of deposit	820	4	—	824

	$6,820	$4	$1,136	$5,688

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Failed Auction Securities	$6,000	$—	$1,175	$4,825
Brokered certificates of deposit	820	6	—	826

	$6,820	$6	$1,175	$5,651

All of the Failed Auction Securities as of March 31, 2014 have been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

The amortized cost and estimated fair value of available-for-sale securities on March 31, 2014, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$640	$643
Due in two to ten years	180	181
Due in ten to twenty years	—	—
Due in twenty to forty years	6,000	4,864

	$6,820	$5,688

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on March 31, 2014, with a par value of $6,000,000, was estimated by the Company to be approximately $4,864,000, an increase in fair value of $39,000 from December 31, 2013. The gross unrealized loss of $1,136,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $395,000 and an aggregate temporary impairment of $741,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the three months ended March 31 (in thousands):

	2014	2013
Balance at the beginning of the period	$395	$317
Additions for the amount related to credit loss for which other-than- temporary impairment was not previously recognized	—	(1)

Balance at the end of the period	$395	$316

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Assets measured at fair value on a recurring basis include the following as of March 31, 2014 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2014
Cash Equivalents:
Money market funds	$12,176	$—	$—	$12,176
Short-term investments:
Brokered certificates of deposit	—	643	—	643
Long-term investments:
Failed Auction Securities	—	—	4,864	4,864
Brokered certificates of deposit	—	181	—	181

Assets measured at fair value on a recurring basis include the following as of December 31, 2013 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2013
Cash Equivalents:
Money market funds	$12,407	$—	$—	$12,407
Short-term investments:
Brokered certificates of deposit	—	463	—	463
Long-term investments:
Failed Auction Securities	—	—	4,825	4,825
Brokered certificates of deposit	—	363	—	363

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

As of March 31, 2014, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of March 31, 2014. The major assumptions used in preparing the DCF model included: estimates for the amount and

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 6.6%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $400,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Quantitative information about Level 3 fair value measurements as of March 31, 2014 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Failed Auction Securities	$4,864	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.07% (0.04%)
			Cumulative probability of principal return prior to maturity	70.66% - 94.49% (82.58%)
			Cumulative probability of default	5.50% - 29.27% (17.39%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the three months ended March 31, 2014 (in thousands):

Balance at the beginning of the period	$4,825
Unrealized gain included in Other comprehensive income (loss)	39

Balance at the end of the period	$4,864

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$36	$4
Selling, general and administrative	191	183
Research and development	7	76

Total stock-based compensation	$234	$263

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of March 31, 2014 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $704,000 as of March 31, 2014.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss attributable to Vicor Corporation	$(5,378)	$(4,990)

Denominator:
Denominator for basic loss per share-weighted	38,541	41,167
average shares (1)
Effect of dilutive securities:
Employee stock options (2)	—	—

Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	38,541	41,167

Basic loss per share	$(0.14)	$(0.12)

Diluted loss per share	$(0.14)	$(0.12)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 1,981,028 and 602,841 shares of Common Stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$20,179	$19,744
Work-in-process	3,658	3,979
Finished goods	5,684	5,973

Net balance	$29,521	$29,696

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2014 and December 31, 2013, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $942,000 and $396,000 for the three months ended March 31, 2014, and 2013, respectively. The Company owed GWS approximately $56,000 and $152,000 as of March 31, 2014 and December 31, 2013, respectively.

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

The balance in the Company’s net investment in GWS was zero as of March 31, 2014, and December 31, 2013.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Product warranty activity for the three months ended March 31, was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at the beginning of the period	$283	$364
Accruals for warranties for products sold in the period	24	29
Fulfillment of warranty obligations	(55)	(47)
Revisions of estimated obligations	(3)	(22)

Balance at the end of the period	$249	$324

9. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes (benefit) on the Company’s projected annual pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provision (benefit) for income taxes and the effective income tax rate for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Provision (benefit) for income taxes	$17	$(3,495)
Effective income tax rate	0.3%	(41.2%)

For the three months ended March 31, 2014, no tax benefit can be recognized for the majority of the Company’s losses due to a full valuation allowance against all domestic deferred tax assets. The provision for the period is primarily due to state taxes. For the three months ended March 31, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance at that time, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012.

As of March 31, 2014, the Company has a valuation allowance of approximately $20,214,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company has the ability to carryback federal net operating losses or credits to utilize against federal taxable income, it will generate only $1,600,000 in cash refunds; and (4) the lack of prudent and feasible tax planning strategies. These assessment factors remain unchanged, as does management’s conclusion concerning the need for a full valuation allowance against all domestic net deferred tax assets, as of March 31, 2014. The

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Condensed Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

In August 2013, the Company received notice from the Internal Revenue Service that its federal corporate tax returns for the tax years 2010 and 2011 had been selected for audit. The audit is in progress. There are no other income tax audits currently in process.

10. Commitments and Contingencies

At March 31, 2014, the Company had approximately $1,538,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. SynQor and Ericsson subsequently entered into a definitive settlement agreement in May 2011 in which they, among other terms and conditions, agreed to mutual releases and a dismissal with prejudice of all claims asserted against each other in the litigation. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the court’s claim construction ruling. On March 31, 2014, the court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. The court also cancelled the previously scheduled trial date of July 7, 2014, and has indicated that any trial will be held after September 2014. SynQor has filed a motion for reconsideration of this order, which is pending. The Company continues to believe that none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, though, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

The following table provides significant segment financial data as of and for the three months ended March 31, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
					(1)
2014:
Net revenues	$43,689	$9,341	$2,950	$—	$(2,747)	$53,233
Income (loss) from operations	2,312	(6,847)	(742)	(162)	—	(5,439)
Total assets	138,770	20,011	4,514	75,130	(75,337)	163,088
Depreciation and amortization	1,193	791	101	358	—	2,443

2013:
Net revenues	$38,202	$3,407	$1,782	$—	$(1,445)	$41,946
Income (loss) from operations	2,149	(9,238)	(1,204)	(203)	—	(8,496)
Total assets	102,264	17,843	5,334	108,551	(46,149)	187,843
Depreciation and amortization	1,194	901	108	291	—	2,494

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

12. Impact of Recently Issued Accounting Standards

Effective January 1, 2014, the Company adopted new accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The adoption of this new guidance did not impact the Company’s financial position or results of operations.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

We have organized our business segments according to our key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets our modular power converters and configurable products, and also includes the operations of our Westcor division, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets our factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. Picor Corporation designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products to be sold as part of our products or to third parties for separate applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Our bookings, revenues, and operating results to date in 2014 continue to be negatively influenced by macroeconomic conditions across markets and geographies, the consequences of customer concentration, and slower than anticipated customer adoption of our new products. Additionally, our operating results have been negatively impacted recently by the high cost of litigation. Certain markets in which we have historically focused remain weak, notably defense electronics. Geographically, European demand remains weak due to economic uncertainty across much of the region. Because we are shifting our strategy toward serving fewer, higher volume customers with our innovative new products, we currently are vulnerable to swings in demand from a relatively small number of early adopting customers, although our objective is to diversify our customer base, given the breadth of applications of these new products. However, until customer adoption of these new products accelerates, we may not achieve such customer diversification.

Revenues for the first quarter of 2014 increased by 26.9% to $53,233,000 from $41,946,000 for the corresponding period in 2013, but decreased by 3.7% on a sequential basis from $55,258,000 for the fourth quarter of 2013. Export sales as a percentage of total revenues for the three months ended March 31, 2014 and 2013 were approximately 61% and 54%, respectively. Gross margin increased to $22,792,000 for the first quarter of 2014 from $16,607,000 in the first quarter of 2013, but decreased on a sequential basis from $23,431,000 for the fourth quarter of 2013. Gross margin as a percentage of revenue increased to 42.8% for the first quarter of 2014 compared to 39.6% for the first quarter of 2013, and increased on a sequential basis from 42.4% for the fourth quarter of 2013.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $41,562,000 at the end of the first quarter of 2014, as compared to $44,659,000 at the end of the fourth quarter of 2013.

Operating expenses for the three months ended March 31, 2014 increased $3,128,000, or 12.5%, to $28,231,000 from $25,103,000 for the corresponding period in 2013, due to an increase in selling, general and administrative expenses of $4,093,000, research and development expenses of $396,000, and the charge for the workforce reduction discussed below. The primary elements of the increase in selling, general and administrative expenses were legal fees of $2,995,000, compensation expenses of $641,000, commissions expense of $231,000, depreciation and amortization of $125,000, and audit, tax, and accounting fees of $92,000, partially offset by decreases in advertising expenses of $148,000, and outside services of $46,000. The primary elements of the increase in research and development expenses were project and pre-production materials of $332,000, outside services of $70,000, and depreciation and amortization of $68,000, partially offset by decreases in compensation expenses of $68,000 and supplies expense of $40,000.

During the first quarter of 2013, we recorded a pre-tax charge of $1,361,000 for severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

Net loss attributable to Vicor Corporation for the first quarter of 2014 was $(5,378,000), or $(0.14) per share, compared to net loss attributable to Vicor Corporation of $(4,990,000), or $(0.12) per share, for the first quarter of 2013, and net loss attributable to Vicor Corporation of $(13,102,000), or $(0.34) per share, for the fourth quarter of 2013. In the fourth quarter of 2013, we recorded a net increase in the tax valuation allowance against all remaining net deferred tax assets of approximately $10,200,000 as part of the provision for income taxes.

For the three months ended March 31, 2014, depreciation and amortization totaled $2,443,000 and capital additions totaled $1,554,000, compared to $2,494,000 and $1,171,000, respectively, for the first three months of 2013.

Inventories decreased by approximately $175,000 or 0.6% to $29,521,000, compared to $29,696,000 at December 31, 2013. This decrease was associated with decreases in VI Chip and Picor inventories of $488,000 and $104,000, respectively, partially offset by an increase in BBU inventories of $417,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of the critical accounting policies and estimates.

Three months ended March 31, 2014, compared to three months ended March 31, 2013

Net revenues for the first quarter of 2014 were $53,233,000, an increase of $11,287,000 or 26.9% as compared to $41,946,000 for the same period a year ago, but decreased 3.7% on a sequential basis from the fourth quarter of 2013.

The components of net revenues for the three months ended March 31, were as follows (dollars in thousands):

			Increase (decrease)
	2014	2013	$	%
BBU	$43,689	$38,202	$5,487	14.4%
VI Chip	8,584	3,097	5,487	177.2%
Picor	960	647	313	48.4%

Total	$53,233	$41,946	$11,287	26.9%

The overall increase in net revenues during the first quarter of 2014 compared to 2013 was primarily due to increased bookings across all business units in the fourth quarter of 2013 relative to the fourth quarter of 2012. The increase in BBU revenues is primarily attributed to increases in BBU component revenues of approximately $3,525,000, Vicor Custom Power revenues of approximately $1,582,000, and Westcor revenues of approximately $256,000. Net revenues decreased sequentially from the fourth quarter of 2013 by $2,025,000, or 3.7%. Overall bookings during the three months ended March 31, 2014 increased by 3.5% compared to the same period in 2013, and increased sequentially from the fourth quarter of 2013 by 8.6%, in each case due to increased BBU bookings.

Gross margin for the first quarter of 2014 increased $6,185,000, or 37.2%, to $22,792,000 from $16,607,000 in the first quarter of 2013. Gross margin as a percentage of net revenues increased to 42.8% from 39.6%, primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Selling, general and administrative expenses were $17,980,000 for the quarter ended March 31, 2014, an increase of $4,093,000, or 29.5%, compared to $13,887,000 for the same period in 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 33.8% from 33.1% for the same period in 2013.

The components of the $4,093,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Legal fees	$2,995	675.1	%(1)
Compensation	641	7.8	%(2)
Commissions expense	231	22.7	%(3)
Depreciation and amortization	125	20.1	%(4)
Audit, tax, and accounting fees	92	14.5%
Facilities expenses	64	21.3%
Travel expenses	64	9.6%
Employment recruiting	60	168.8%
Outside services	(46)	(10.3)%
Advertising expenses	(148)	(21.7	)%(5)
Other, net	15	1.9%

	$4,093	29.5%

(1)	Increase attributed to legal expenses associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 10 to the Condensed Consolidated Financial Statements.
(2)	Increase primarily attributed to annual compensation adjustments in May 2013 and an increase in sales and marketing headcount.
(3)	Increase primarily attributed to the increase in net revenues subject to commissions.
(4)	Increase primarily attributed to additions of engineering equipment for the BBU and Picor segments in 2013.
(5)	Decrease primarily attributed to decreases in sales support expenses, direct mailings, and advertising in trade publications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Research and development expenses were $10,251,000 for the quarter ended March 31, 2014, an increase of $396,000, or 4.0%, compared to $9,855,000 for the same period in 2013. As a percentage of net revenues, research and development expenses decreased to 19.3% from 23.5% for the same period in 2013.

The components of the $396,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Project and pre-production materials	$332	34.8	%(1)
Outside services/subcontract labor	70	23.6	%(2)
Depreciation and amortization	68	13.3	%(3)
Facilities expenses	56	12.3%
Supplies expense	(40)	(16.4)%
Compensation	(68)	(1.0)%
Other, net	(22)	(4.4)%

	$396	4.0%

(1)	Increase primarily attributed to an increase in materials used in the development of VI Chip products.
(2)	Increase primarily attributed to increased use of outside services and subcontract labor due to increased activity at Vicor Custom Power subsidiaries.
(3)	Increase primarily attributed to additions of engineering equipment for the BBU and Picor segments in 2013.

The significant changes in the components of the “Other income, net” were as follows (in thousands):

	2014	2013	Increase (decrease)
Interest income	$14	$19	$(5)
Gain on disposals of equipment	4	3	1
Foreign currency gains (losses)	3	(26)	29
Credit gains on available-for-sale securities	—	1	(1)
Other, net	9	18	(9)

	$30	$15	$15

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL. The functional currency of our subsidiaries in Europe and Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on our long-term investments as well as a general decrease in interest rates.

Loss before income taxes was $(5,409,000) for the first quarter of 2014, as compared to $(8,481,000) for the same period in 2013.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

The provision (benefit) for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2014	2013
Provision (benefit) for income taxes	$17	$(3,495)
Effective income tax rate	0.3%	(41.2%)

For the three months ended March 31, 2014, no tax benefit can be recognized for the majority of our losses due to a full valuation allowance against all domestic deferred tax assets. The provision for the period is primarily due to state taxes. For the three months ended March 31, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance at that time, a potential net operating loss carryback for federal income tax purposes, and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012.

Net loss per share attributable to Vicor Corporation was $(0.14) for the first quarter of 2014, compared to net loss per share of $(0.12) for the first quarter of 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $50,307,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.0:1 as of March 31, 2014 and 5.7:1 as of December 31, 2013. Working capital decreased $4,116,000 to $93,753,000 as of March 31, 2014 from $97,869,000 as of December 31, 2013.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$(6,032)
Short-term investments	180
Accounts receivable	4,086
Inventories, net	(175)
Other current assets	454
Accounts payable	529
Accrued compensation and benefits	(1,081)
Other current liabilities	(2,077)

$(4,116)

The primary uses of cash for the three months ended March 31, 2014 was for operating activities of $4,480,000 and the purchase of equipment of $1,554,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2014. As of March 31, 2014, we had approximately $8,541,000 remaining under the November 2000 Plan.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2014

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $1,538,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2014.

As of March 31, 2014, we held $6,000,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 to the Condensed Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

Based on our ability to access cash and cash equivalents and our expected operating cash flows, we do not anticipate the current lack of liquidity of our auction rate securities will affect our ability to execute our current operating plan.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Vicor Corporation

March 31, 2014

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income, net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of March 31, 2014. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

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

As required by Rule 13a-15 under the Securities Exchange Act, management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2014). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, management, including the CEO and CFO, recognizes our disclosure controls or our internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Vicor Corporation

March 31, 2014

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2014

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	—	$—	—	$8,541,000
February 1 - 28, 2014	—	—	—	8,541,000
March 1 - 31, 2014	—	—	—	8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 our Common Stock, of which $8,541,000 remains authorized for additional purchases.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: April 30, 2014	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)