Form 10-K/A
period 2013-12-31
VICOR CORP
filed 2014-06-03
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Vicor Corporation (“Vicor” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Form 10-K”) solely for the purpose of correcting typographical errors in Part I, Item 1 – “Business.” Under the heading “Business Segments” and in the second paragraph under the second bullet point entitled “VI Chip Business Unit”, the references to the power capability of certain ChiP modules were erroneously written as “1,500 kilowatts” and “1,200 kilowatts” , but should have been written as “1.5 kilowatts” and “1.2 kilowatts”, respectively, as corrected in this Amendment.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment sets forth an amended Item 1 – “Business” in its entirety and includes new certifications from the Company’s principal executive officer and principal financial officer, filed as Exhibits 31.1 and 31.2, hereto.

Except as described above, this Amendment does not modify or update any other disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

During 2013, we introduced our latest VI Chip derivation, the “ChiP” (an acronym for “Converter housed in Package”), a product platform designed with the goal of setting best-in-class standards for the next generation of scalable power modules. While our original VI Chip modules were designed to facilitate FPA implementations, ChiP modules support all known power distribution architectures. We have designed the ChiP platform to have lower manufacturing costs than the original VI Chip module platform, thereby allowing us to offer highly differentiated products at competitive prices. We have also set forth a product roadmap that contemplates a much wider range of functions and input and output power levels than the original VI Chip module platform. This roadmap includes PFM, BCM, and VTM modules in ChiP packages, as well as the DCM® (Direct Current Module), an isolated DC-DC converter. Package sizes range from 13 by 23 mm to 61 by 23 mm, with current capability up to 180 amps, voltage capability up 430 volts, and power capability up to 1.5 kilowatts. In addition, the ChiP platform allows for various complementary capabilities, such as telemetry and control features, along with other enabling circuitry, to be incorporated in the module or package. Our goal is to offer ChiP modules and solutions on a cents per watt basis near or equivalent to the prices of competitive product offerings, thereby presenting customers with a highly differentiated, compelling value proposition. In January 2014, we commercially released our first ChiP product, a bus converter module, targeted at datacenter, telecom, and industrial applications. This module, which measures 63 by 23 by 7.3 mm, supplies 1.2 kilowatts at 48 volts, with 98% peak efficiency, and offers power density we believe to be significantly greater than that of competing solutions. This product is capable of bi-directional operation, to support battery backup and renewable energy applications, and can be used in multi-unit parallel arrays to provide multi-kilowatt solutions.

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

Date: June 3, 2014