Form 10-Q
period 2014-09-30
VICOR CORP
filed 2014-10-29
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of September 30, 2014 was:

Common Stock, $.01 par value	26,804,362
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,186	$56,339
Short-term investments	541	463
Accounts receivable, less allowance of $210 in 2014 and $198 in 2013	27,347	27,683
Inventories, net	28,119	29,696
Deferred tax assets	131	131
Other current assets	4,934	4,212

Total current assets	114,258	118,524
Long-term investments, net	5,134	5,188
Property, plant and equipment, net	37,601	40,092
Other assets	1,726	1,836

Total assets	$158,719	$165,640

Liabilities and Equity
Current liabilities:
Accounts payable	$9,336	$8,677
Accrued compensation and benefits	9,687	8,055
Accrued expenses	4,602	2,841
Accrued severance charges	1,933	49
Income taxes payable	6	15
Deferred revenue	1,732	1,018

Total current liabilities	27,296	20,655
Long-term deferred revenue	703	974
Long-term income taxes payable	801	1,339
Deferred income taxes payable	335	335

Total liabilities	29,135	23,303

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	392	392
Additional paid-in capital	170,790	169,474
Retained earnings	94,758	108,645
Accumulated other comprehensive loss	(555)	(526)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	126,576	139,176
Noncontrolling interest	3,008	3,161

Total equity	129,584	142,337

Total liabilities and equity	$158,719	$165,640

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$58,402	$55,091	$164,996	$143,902
Cost of revenues	32,852	32,111	93,992	85,854

Gross margin	25,550	22,980	71,004	58,048
Operating expenses:
Selling, general and administrative	17,354	14,478	52,367	43,820
Research and development	10,345	9,857	31,239	29,700
Severance and other charges	1,983	—	1,983	1,361

Total operating expenses	29,682	24,335	85,589	74,881

Loss from operations	(4,132)	(1,355)	(14,585)	(16,833)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	60	65	139	103
Portion of gains recognized in other comprehensive income (loss)	(41)	(64)	(100)	(181)

Net credit gains (losses) recognized in earnings	19	1	39	(78)
Other income (expense), net	(83)	50	9	90

Total other income (expense), net	(64)	51	48	12

Loss before income taxes	(4,196)	(1,304)	(14,537)	(16,821)
Benefit for income taxes	(527)	(406)	(510)	(6,337)

Consolidated net loss	(3,669)	(898)	(14,027)	(10,484)
Less: Net income (loss) attributable to noncontrolling interest	5	34	(140)	54

Net loss attributable to Vicor Corporation	$(3,674)	$(932)	$(13,887)	$(10,538)

Net loss per common share attributable to Vicor Corporation:
Basic	$(0.10)	$(0.02)	$(0.36)	$(0.27)
Diluted	$(0.10)	$(0.02)	$(0.36)	$(0.27)
Shares used to compute net loss per share attributable to Vicor Corporation:
Basic	38,552	38,538	38,545	39,414
Diluted	38,552	38,538	38,545	39,414

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net loss	$(3,669)	$(898)	$(14,027)	$(10,484)
Foreign currency translation gains (losses), net of tax provision (benefit) (1)	(285)	22	(137)	(381)
Unrealized gains on available-for-sale securities, net of tax (2)	39	61	95	176

Other comprehensive income (loss)	(246)	83	(42)	(205)

Consolidated comprehensive loss	(3,915)	(815)	(14,069)	(10,689)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(18)	36	(153)	11

Comprehensive loss attributable to Vicor Corporation	$(3,897)	$(851)	$(13,916)	$(10,700)

(1)	Net of tax provision of $0 and $12 for the three months ended September 30, 2014 and 2013, respectively. Net of tax benefit of $0 and $(205) for the nine months ended September 30, 2014 and 2013, respectively.

(2)	The deferred tax assets associated with the unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2014 and 2013. Therefore, there is no net income tax provision (benefit) recognized for the three and nine months ended September 30, 2014 and 2013.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Consolidated net loss	$(14,027)	$(10,484)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,313	7,555
Stock-based compensation expense	1,173	1,893
Provision for doubtful accounts	30	230
Decrease in long-term deferred revenue	(104)	(104)
Deferred income taxes	—	(5,491)
Excess tax benefit of stock-based compensation	—	(53)
Gain on disposal of equipment	(6)	(3)
Credit (gain) loss on available-for-sale securities	(39)	78
(Decrease) increase in long-term income taxes payable	(538)	33
Change in current assets and liabilities, net	7,649	3,666

Net cash provided by (used for) operating activities	1,451	(2,680)

Investing activities:
Additions to property, plant and equipment	(4,859)	(4,027)
Sales and maturities of investments	190	603
Purchases of investments	(80)	—
Proceeds from sale of equipment	6	3
(Increase) decrease in other assets	(37)	49

Net cash used for investing activities	(4,780)	(3,372)

Financing activities:
Proceeds from issuance of Common Stock	143	58
Purchases of Common Stock	—	(17,100)
Excess tax benefit of stock-based compensation	—	53

Net cash provided by (used for) financing activities	143	(16,989)

Effect of foreign exchange rates on cash	33	(325)

Net decrease in cash and cash equivalents	(3,153)	(23,366)
Cash and cash equivalents at beginning of period	56,339	84,554

Cash and cash equivalents at end of period	$53,186	$61,188

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2014. The balance sheet at December 31, 2013 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2. Short-Term and Long-Term Investments

As of September 30, 2014, the Company held auction rate securities that had experienced failed auctions totaling $6,000,000 at par value, all of which had been purchased through and are held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Securities”). The Failed Auction Securities held by the Company are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe any of the issuers of the Failed Auction Securities are presently at risk of default. Through September 30, 2014, the Company has continued to receive interest payments on the Failed Auction Securities in accordance with the terms of their respective indentures. Management believes the Company ultimately should be able to liquidate all of the Failed Auction Securities without significant loss primarily due to the overall quality of the issues held and the collateral securing the substantial majority of the underlying obligations. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Securities exceeds 12 months. As a result, the Company continued to classify the Failed Auction Securities as long-term as of September 30, 2014.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,000	$—	$1,036	$4,964
Brokered certificates of deposit	710	1	—	711

	$6,710	$1	$1,036	$5,675

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Securities	$6,000	$—	$1,175	$4,825
Brokered certificates of deposit	820	6	—	826

	$6,820	$6	$1,175	$5,651

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

All of the Failed Auction Securities as of September 30, 2014 have been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on September 30, 2014, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$540	$541
Due in two to ten years	170	170
Due in ten to twenty years	—	—
Due in twenty to forty years	6,000	4,964

	$6,710	$5,675

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Securities on September 30, 2014, with a par value of $6,000,000, was estimated by the Company to be approximately $4,964,000, an increase in fair value of $139,000 from December 31, 2013. The gross unrealized loss of $1,036,000 on the Failed Auction Securities consists of two types of estimated loss: an aggregate credit loss of $356,000 and an aggregate temporary impairment of $680,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the securities, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit (gain) loss recognized in earnings on available-for-sale auction rate securities held by the Company for the nine months ended September 30 (in thousands):

	2014	2013
Balance at the beginning of the period	$395	$317
Changes in the amount related to credit (gain) loss for which other-than-temporary impairment was not previously recognized	(39)	85
Reduction for security sold during the period	—	(7)

Balance at the end of the period	$356	$395

At this time, the Company has no intent to sell any of the impaired Failed Auction Securities and does not believe it is more likely than not the Company will be required to sell any of these securities. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statements of Operations, and any such impairment adjustments may be material.

Based on the Company’s ability to access cash and cash equivalents and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Securities held will affect the Company’s ability to execute its current operating plan.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2014 (in thousands):

	Using			Total Fair Value as of September 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents:
Money market funds	$11,861	$—	$—	$11,861
Short-term investments:
Brokered certificates of deposit	—	541	—	541
Long-term investments:
Failed Auction Securities	—	—	4,964	4,964
Brokered certificates of deposit	—	170	—	170

Assets measured at fair value on a recurring basis include the following as of December 31, 2013 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2013
Cash Equivalents:
Money market funds	$12,407	$—	$—	$12,407
Short-term investments:
Brokered certificates of deposit	—	463	—	463
Long-term investments:
Failed Auction Securities	—	—	4,825	4,825
Brokered certificates of deposit	—	363	—	363

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

As of September 30, 2014, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Securities using Level 1 or Level 2 inputs. As such, the Company’s investments in Failed Auction Securities were deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of these securities as of September 30, 2014. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 5.9%; the rate of return required by investors to own these securities in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for these securities to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rates of the Failed Auction Securities with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Securities. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Securities by approximately $300,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Quantitative information about Level 3 fair value measurements as of September 30, 2014 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Failed Auction Securities	$4,964	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.01% - 0.07% (0.04%)
			Cumulative probability of principal return prior to maturity	73.05% - 95.15% (84.10%)
			Cumulative probability of default	4.84% - 26.88% (15.86%)
			Liquidity risk premium	5.00% - 5.00% (5.00%)
			Recovery rate in default	40.00% - 40.00% (40.00%)

The following table summarizes the change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Securities) for the nine months ended September 30, 2014 (in thousands):

Balance at the beginning of the period	$4,825
Credit gain on available-for-sale securities included in Other income (expense), net	39
Unrealized gain included in Other comprehensive income (loss)	100

Balance at the end of the period	$4,964

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$41	$59	$141	$103
Selling, general and administrative	278	348	842	1,529
Research and development	83	84	190	261

Total stock-based compensation	$402	$491	$1,173	$1,893

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Stock-based compensation was lower during the three and nine months ended September 30, 2014, compared to the same periods in 2013, due to the completion of an exchange of outstanding employee stock options in the second quarter of 2013.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of September 30, 2014 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $649,000 as of September 30, 2014.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

5. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Vicor Corporation	$(3,674)	$(932)	$(13,887)	$(10,538)

Denominator:
Denominator for basic loss per share-weighted average shares (1)	38,552	38,538	38,545	39,414
Effect of dilutive securities:
Employee stock options (2)	—	—	—	—

Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	38,552	38,538	38,545	39,414

Basic loss per share	$(0.10)	$(0.02)	$(0.36)	$(0.27)

Diluted loss per share	$(0.10)	$(0.02)	$(0.36)	$(0.27)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 2,001,175 shares of Common Stock for the three and nine months ended September 30, 2014 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 1,142,576 and 1,098,473 shares of Common Stock for the three and nine months ended September 30, 2013, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$19,921	$19,744
Work-in-process	3,224	3,979
Finished goods	4,974	5,973

Net balance	$28,119	$29,696

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of September 30, 2014 and December 31, 2013, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,698,000 and $831,000 for the nine months ended September 30, 2014, and 2013, respectively. The Company owed GWS approximately $17,000 and $152,000 as of September 30, 2014 and December 31, 2013, respectively.

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

The balance in the Company’s net investment in GWS was zero as of September 30, 2014 and December 31, 2013.

8. Severance and Other Charges

In July 2014, the Company’s management authorized an action to consolidate the manufacturing of Westcor division products, of the Brick Business Unit segment, by transferring those operations from Westcor’s Sunnyvale, California facility to the Company’s primary manufacturing facility in Andover, Massachusetts, by the end of 2014. As a result, the Company recorded a pre-tax charge of $1,983,000 in the third quarter of 2014, primarily for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. The Company will also incur other costs related to the relocation of the manufacturing operations, primarily freight costs for the transfer of inventories and equipment, and employee travel expenses, of which approximately $50,000 was expensed in the third quarter of 2014. The severance payments will commence in January 2015. These charges were recorded as “Severance and other charges” in the Condensed Consolidated Statements of Operations. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

A summary of the activity related to the third quarter of 2014 severance charges, is as follows (in thousands):

Balance as of December 31, 2013	$—
Charges	1,933
Payments	—

Balance as of September 30, 2014	$1,933

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

Product warranty activity for the three and nine months ended September 30, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$225	$329	$283	$364
Accruals for warranties for products sold in the period	76	127	159	228
Fulfillment of warranty obligations	(98)	(110)	(230)	(220)
Revisions of estimated obligations	(1)	1	(10)	(25)

Balance at the end of the period	$202	$347	$202	$347

10. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes (benefit) on the Company’s projected annual pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The benefit for income taxes and the effective income tax rate for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Benefit for income taxes	$(527)	$(406)	$(510)	$(6,337)
Effective income tax rate	(12.6%)	(31.1%)	(3.5%)	(37.7%)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

For the three and nine months ended September 30, 2014, no tax benefit could be recognized for the majority of the Company’s losses due to a full valuation allowance against all domestic deferred tax assets. The Company did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter (see below). For the three and nine months ended September 30, 2013, a net income tax benefit was recorded primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance at that time. In addition, for the nine months ended September 30, 2013, additional net tax benefits were recorded for a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012.

As of September 30, 2014, the Company has a valuation allowance of approximately $20,179,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company has the ability to carryback federal net operating losses or credits to utilize against federal taxable income, it would generate only $1,600,000 in cash refunds; and (4) the lack of prudent and feasible tax planning strategies. These assessment factors remain unchanged, as does management’s conclusion concerning the need for a full valuation allowance against all domestic net deferred tax assets, as of September 30, 2014. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Condensed Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material.

In August 2013, the Company received notice from the Internal Revenue Service that its federal corporate tax returns for the tax years 2010 and 2011 had been selected for examination. The examination was completed resulting in a net refund due the Company of approximately $17,000, which was received and recorded as a discrete benefit in the third quarter of 2014.

The Company’s subsidiary in Italy, Vicor Italy S.r.l. (“Vicor Italy”), recently underwent a tax inspection for tax years 2009 – 2013, covering corporation, regional and value added taxes. Vicor Italy received a preliminary tax audit report dated June 30, 2014. The Company filed a response to the preliminary tax audit report in the third quarter of 2014. While management believes it is too early to determine the likelihood or amount of potential liability at this time, it does not believe the ultimate impact of this matter will be material to the Company’s financial statements.

There are no other income tax examinations or audits currently in process.

11. Commitments and Contingencies

At September 30, 2014, the Company had approximately $468,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (“the Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. SynQor and Ericsson subsequently entered into a definitive settlement agreement in May 2011 in which they, among other terms and conditions, agreed to mutual

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

releases and a dismissal with prejudice of all claims asserted against each other in the litigation. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged that the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the 290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the court’s claim construction ruling. On March 31, 2014, the court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. On June 30, 2014, the Company filed a number of motions seeking summary judgment in this matter, which are currently under consideration by the Court. On October 23, 2014, the Court issued an order continuing trial in this matter indefinitely. The Company continues to believe that none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, though, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

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

The following table provides significant segment financial data for the three months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2014:
Net revenues	$45,972	$10,321	$4,081	$—	$(1,972)	$58,402
Income (loss) from operations	2,369	(6,429)	156	(228)	—	(4,132)
Total assets	149,125	18,876	4,945	77,397	(91,624)	158,719
Depreciation and amortization	1,155	850	103	351	—	2,459

2013:
Net revenues	$42,331	$12,457	$2,836	$—	$(2,533)	$55,091
Income (loss) from operations	5,162	(5,555)	(696)	(266)	—	(1,355)
Total assets	119,739	19,898	4,345	98,614	(61,718)	180,878
Depreciation and amortization	1,296	760	96	375	—	2,527

The following table provides significant segment financial data for the nine months ended September 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2014:
Net revenues	$137,546	$24,296	$9,698	$—	$(6,544)	$164,996
Income (loss) from operations	10,030	(22,682)	(1,371)	(562)	—	(14,585)
Total assets	149,125	18,876	4,945	77,397	(91,624)	158,719
Depreciation and amortization	3,506	2,429	309	1,069	—	7,313

2013:
Net revenues	$120,743	$22,503	$7,426	$—	$(6,770)	$143,902
Income (loss) from operations	9,752	(23,142)	(2,711)	(732)	—	(16,833)
Total assets	119,739	19,898	4,345	98,614	(61,718)	180,878
Depreciation and amortization	3,773	2,468	315	999	—	7,555

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

13. Risks and Uncertainties

On July 16, 2014, the U.S. Department of the Treasury imposed new economic sanctions against Russian entities, targeting major banks and energy companies and a significant portion of the Russian defense industry, along with certain other parties. Although the Company sells its products in Russia through three independent distributors, against which the sanctions are not applicable, certain end-customers to these independent distributors have been identified as sanctioned entities. The Company is currently not accepting orders from the distributors for end-customers identified as sanctioned entities. As a result, there are no accounts receivable or backlog with any sanctioned end-customers as of September 30, 2014. Management will continue to carefully monitor the compliance of its distribution partners in the Russian market with U.S. trade restrictions, including the recent sanctions.

14. Impact of Recently Issued Accounting Standards

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September  30, 2014

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

September 30, 2014

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

Revenues for the third quarter of 2014 increased by 6.0% to $58,402,000 from $55,091,000 for the corresponding period in 2013, and increased by 9.4% on a sequential basis from $53,361,000 for the second quarter of 2014. Export sales as a percentage of total revenues for the three months ended September 30, 2014 and 2013 were approximately 61% for both periods. Gross margin increased to $25,550,000 for the third quarter of 2014 from $22,980,000 in the third quarter of 2013, and increased on a sequential basis from $22,662,000 for the second quarter of 2014. Gross margin as a percentage of revenue increased to 43.7% for the third quarter of 2014 compared to 41.7% for the third quarter of 2013, and increased on a sequential basis from 42.5% for the second quarter of 2014.

Revenues for the nine months ended September 30, 2014 increased by 14.7% to $164,996,000 from $143,902,000 for the corresponding period in 2013. Export sales as a percentage of total revenues for the nine months ended September 30, 2014 and 2013 were approximately 59% and 58%, respectively. Gross margin increased to $71,004,000 for the nine months ended September 30, 2014 from $58,048,000 for the corresponding period in 2013. Gross margin as a percentage of revenue increased to 43.0% for the nine months ended September 30, 2014 compared to 40.3% for the corresponding period in 2013.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $52,544,000 at the end of the third quarter of 2014, as compared to $45,648,000 at the end of the second quarter of 2014.

Operating expenses for the three months ended September 30, 2014 increased $5,347,000, or 22.0%, to $29,682,000 from $24,335,000 for the corresponding period in 2013, due to an increase in selling, general and administrative expenses of $2,876,000 and research and development expenses of $488,000. During the third quarter of 2014, the Company recorded a pre-tax charge of $1,983,000 for the cost of severance and other associated costs related to our consolidation of the manufacturing of Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts, by the end of 2014. See Note 8 to the Condensed Consolidated Financial Statements for additional details. The primary elements of the increase in selling, general and administrative expenses were legal fees of $2,817,000 and compensation expenses of $481,000, partially offset by decreases in commissions expense of $349,000, stockholder reporting of $112,000, and depreciation and amortization of $77,000. The increase in legal fees is due to the ongoing litigation with SynQor, Inc. The primary elements of the increase in research and development expenses were compensation expenses of $380,000 and depreciation and amortization of $76,000, partially offset by a decrease in certification expenses of $54,000.

Operating expenses for the nine months ended September 30, 2014 increased $10,708,000, or 14.3%, to $85,589,000 from $74,881,000 for the corresponding period in 2013, primarily due to increases in selling, general and administrative expenses of $8,547,000, research and development expenses of $1,539,000, and severance and other associated costs of $622,000. The primary elements of the increase in selling, general and administrative expenses were legal fees of $7,975,000, compensation expenses of $1,128,000, facilities expenses of $147,000, and bank and franchise tax fees of $123,000, partially offset by decreases in bad debt expense of $259,000, stockholder reporting of $234,000, advertising expenses of $187,000, training and development expenses of $178,000, and commissions expense of $128,000. The increase in legal fees is due to the ongoing litigation with SynQor, Inc. The primary elements of the increase in research and development expenses were compensation expenses of $612,000, project and pre-production materials of $481,000, depreciation and amortization of $199,000, and facilities expenses of $103,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

During the first quarter of 2013, we recorded a pre-tax charge of $1,361,000 for severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

Net loss attributable to Vicor Corporation for the third quarter of 2014 was $(3,674,000), or $(0.10) per share, compared to net loss attributable to Vicor Corporation of $(932,000), or $(0.02) per share, for the third quarter of 2013, and net loss attributable to Vicor Corporation of $(4,835,000), or $(0.13) per share, for the second quarter of 2014.

Net loss attributable to Vicor Corporation for the nine months ended September 30, 2014, was $(13,887,000), or $(0.36) per share, compared to net loss attributable to Vicor Corporation of $(10,538,000), or $(0.27) per share, for the corresponding period in 2013.

For the nine months ended September 30, 2014, depreciation and amortization totaled $7,313,000 and capital additions totaled $4,859,000, compared to $7,555,000 and $4,027,000, respectively, for the first nine months of 2013.

Inventories decreased by approximately $1,577,000 or 5.3% to $28,119,000, compared to $29,696,000 at December 31, 2013. This decrease was primarily associated with decreases in VI Chip and BBU inventories of $810,000 and $743,000, respectively.

On July 16, 2014, the U.S. Department of the Treasury imposed new economic sanctions against Russian entities, targeting major banks and energy companies and a significant portion of the Russian defense industry, along with certain other parties. Although we sell our products in Russia through three independent distributors, against which the sanctions are not applicable, certain end-customers to these independent distributors have been identified as sanctioned entities. We are currently not accepting orders from the distributors for end-customers identified as sanctioned entities. As a result, there are no accounts receivable or backlog with any sanctioned end-customers as of September 30, 2014. We will continue to carefully monitor the compliance of our distribution partners in the Russian market with U.S. trade restrictions, including the recent sanctions.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of the critical accounting policies and estimates.

Three months ended September 30, 2014, compared to three months ended September 30, 2013

Net revenues for the third quarter of 2014 were $58,402,000, an increase of $3,311,000 or 6.0% as compared to $55,091,000 for the same period in 2013, and an increase of 9.4% on a sequential basis from the second quarter of 2014.

The components of net revenues for the three months ended September 30 were as follows (dollars in thousands):

			Increase (decrease)
	2014	2013	$	%
BBU	$45,972	$42,331	$3,641	8.6%
VI Chip	9,949	11,947	(1,998)	(16.7)%
Picor	2,481	813	1,668	205.2%

Total	$58,402	$55,091	$3,311	6.0%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

The overall increase in net revenues during the third quarter of 2014 compared to 2013 was primarily due to increased BBU component and Picor bookings in the first and second quarters of 2014 compared to the first and second quarters of 2013. Overall bookings during the three months ended September 30, 2014 increased by 14.9% compared to the same period in 2013, and increased sequentially from the second quarter of 2014 by 13.9%. The increase in BBU revenues is primarily attributed to increases in BBU component revenues of approximately $3,439,000. The decline in VI Chip revenues was expected, as the segment’s major datacenter customer is transitioning to a new VI Chip product platform. One aspect of the transition is that certain Picor products will be required in the new platform, replacing certain VI Chip products. This product shift was the primary reason for the increase in Picor bookings and shipments in the third quarter of 2014, compared to the same period in 2013. Overall net revenues increased sequentially from the second quarter of 2014 by $5,041,000, or 9.4%.

Gross margin for the third quarter of 2014 increased $2,570,000, or 11.2%, to $25,550,000 from $22,980,000 in the third quarter of 2013. Gross margin as a percentage of net revenues increased to 43.7% from 41.7%. The increase in gross margin and gross margin percentage was primarily due to the increase in net revenues and the shift to a larger proportion of higher margin BBU and Picor products.

Selling, general and administrative expenses were $17,354,000 for the quarter ended September 30, 2014, an increase of $2,876,000, or 19.9%, compared to $14,478,000 for the same period in 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 29.7% from 26.3% for the same period in 2013.

The components of the $2,876,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Legal fees	$2,817	533.0%	(1)
Compensation	481	5.7%	(2)
Facilities expenses	46	14.3%
Telephone expenses	38	14.6%
Depreciation and amortization	(77)	(9.7)%
Stockholder reporting	(112)	(75.7)%	(3)
Commissions expense	(349)	(23.9)%	(4)
Other, net	32	1.3%

	$2,876	19.9%

(1)	Increase attributed to legal expenses associated with the ongoing patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 to the Condensed Consolidated Financial Statements.

(2)	Increase primarily attributed to annual compensation adjustments in May 2014.

(3)	Decrease primarily attributed to additional expenses incurred in 2013 in connection with the tender offer for shares of our Common Stock and for an exchange of outstanding employee stock options completed in the second quarter of 2013.

(4)	Decrease primarily attributed to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

Research and development expenses were $10,345,000 for the quarter ended September 30, 2014, an increase of $488,000, or 5.0%, compared to $9,857,000 for the same period in 2013. As a percentage of net revenues, research and development expenses decreased to 17.7% from 17.9% for the same period in 2013, due to the increase in net revenues.

The components of the $488,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$380	5.7%	(1)
Depreciation and amortization	76	14.9%	(2)
Facilities expenses	38	8.1%
Set-up and tooling expenses	36	39.2%
Certification expenses	(54)	(46.0)%
Other, net	12	0.6%

	$488	5.0%

(1)	Increase primarily attributed to annual compensation adjustments in May 2014.

(2)	Increase primarily attributed to additions of engineering equipment over the past several quarters for VI Chip.

During the third quarter of 2014, we recorded a pre-tax charge of $1,983,000 for the cost of severance and other associated costs related to our consolidation of the manufacturing of Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts, by the end of 2014.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2014	2013	Increase (decrease)
Interest income	$24	$27	$(3)
Foreign currency gains (losses)	(117)	6	(123)
Credit gains on available-for-sale securities	19	1	18
Other, net	10	17	(7)

	$(64)	$51	$(115)

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese yen. The functional currency of the Company’s subsidiaries in Europe and other subsidiaries in Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on our short-term and long-term investments as well as a general decrease in interest rates.

Loss before income taxes was $(4,196,000) for the third quarter of 2014, as compared to $(1,304,000) for the same period in 2013.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

The benefit for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2014	2013
Benefit for income taxes	$(527)	$(406)
Effective income tax rate	(12.6%)	(31.1%)

For the three months ended September 30, 2014, we could not recognize a tax benefit for the majority of our losses due to a full valuation allowance against all domestic deferred tax assets. We did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of our 2010 and 2011 federal corporate income tax returns during the quarter. For the three months ended September 30, 2013, we recorded a net income tax benefit primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance at that time.

Net loss per share attributable to Vicor Corporation was $(0.10) for the third quarter of 2014, compared to net loss per share of $(0.02) for the third quarter of 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net revenues for the nine months ended September 30, 2014 were $164,996,000, an increase of $21,094,000, or 14.7%, as compared to $143,902,000 for the same period in 2013.

The components of net revenues for the nine months ended September 30 were as follows (dollars in thousands):

			Increase (decrease)
	2014	2013	$	%
BBU	$137,546	$120,743	$16,803	13.9%
VI Chip	22,732	21,088	1,644	7.8%
Picor	4,718	2,071	2,647	127.8%

Total	$164,996	$143,902	$21,094	14.7%

The overall increase in net revenues for the nine months ended September 30, 2014 was primarily due to an approximately 4% increase in bookings for the nine months ended September 30, 2014 compared to the same period in 2013 and, particularly, a 14.9% increase in booking in the third quarter of 2014 compared to the same period in 2013. The increase in BBU revenues is primarily attributed to increases in BBU component revenues of approximately $11,259,000, Vicor Custom Power revenues of approximately $4,512,000, VJCL revenues of approximately $902,000, and Westcor revenues of approximately $146,000. The increase in Picor revenues was due to strong sequential bookings in the second and third quarters of 2014, representing a nearly five-fold increase compared to the same period in 2013, due to the product shift from certain VI Chip to Picor products, as a result of our major datacenter customer’s transition to a new VI Chip product platform, as discussed above.

Gross margin for the first nine months of 2014 increased $12,956,000, or 22.3%, to $71,004,000 from $58,048,000 in the same period in 2013. Gross margin as a percentage of net revenues increased to 43.0% from 40.3%. The increase in gross margin and gross margin percentage was primarily due to the increase in net revenues and to the shift to a larger proportion of higher margin BBU products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

Selling, general and administrative expenses were $52,367,000 for the nine months ended September 30, 2014, an increase of $8,547,000, or 19.5%, compared to $43,820,000 for the same period in 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 31.7% from 30.5% for the same period in 2013.

The components of the $8,547,000 increase in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Legal fees	$7,975	539.0%	(1)
Compensation	1,128	4.4%	(2)
Facilities expenses	147	15.7%
Bank and franchise fees	123	49.2%
Computer expenses	59	8.5%
Audit, tax, and accounting fees	43	3.3%
Commissions expense	(128)	(3.5)%	(3)
Training and professional development	(178)	(78.9)%	(4)
Advertising expenses	(187)	(9.9)%	(5)
Stockholder reporting	(234)	(58.7)%	(6)
Bad debt expense	(259)	(91.2)%	(7)
Other, net	58	0.9%

	$8,547	19.5%

(1)	Increase attributed to legal expenses associated with the ongoing patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, Inc. See Note 11 to the Condensed Consolidated Financial Statements.

(2)	Increase primarily attributed to annual compensation adjustments in May 2014.

(3)	Decrease primarily attributed to a decrease in net revenues subject to commissions.

(4)	Decrease primarily attributed to lower corporate management and sales personnel training expenses relative to 2013.

(5)	Decrease primarily attributed to decreases in sales support expenses, direct mailings, and advertising in trade publications.

(6)	Decrease primarily attributed to additional expenses incurred in 2013 in connection with the tender offers for shares of our Common Stock completed in the first and second quarters of 2013, and for an exchange of outstanding employee stock options completed in the second quarter of 2013.

(7)	Decrease attributed to additional expense recognized in the second quarter of 2013 pertaining to one customer, without a comparable increase in 2014.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

Research and development expenses were $31,239,000 for the nine months ended September 30, 2014, an increase of $1,539,000, or 5.2%, compared to $29,700,000 for the same period in 2013. As a percentage of net revenues, research and development expenses decreased to 18.9% from 20.6% for the same period in 2013, primarily due to the increase in net revenues.

The components of the $1,539,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$612	3.0%	(1)
Project and pre-production materials	481	15.4%	(2)
Depreciation and amortization	199	12.9%	(3)
Facilities expenses	103	7.4%
Deferred costs	94	67.2%	(4)
Other, net	50	1.6%

	$1,539	5.2%

(1)	Increase primarily attributed to annual compensation adjustments in May 2014.

(2)	Increase attributed to increases in spending by the BBU and VI Chip segments.

(3)	Increase primarily attributed to additions of engineering equipment over the past several quarters for BBU and Picor.

(4)	Increase primarily attributed to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

During the third quarter of 2014, we recorded a pre-tax charge of $1,983,000 for the cost of severance and other associated costs related to our consolidation of the manufacturing of Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts, by the end of 2014. During the first quarter of 2013, we recorded a pre-tax charge of $1,361,000 for the cost of severance and other employee-related costs for a workforce reduction initiated and completed in February 2013.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2014	2013	Increase (decrease)
Interest income	$61	$73	$(12)
Foreign currency losses	(93)	(32)	(61)
Credit gains (losses) on available-for-sale securities	39	(78)	117
Gain on disposals of equipment	6	3	3
Other, net	35	46	(11)

	$48	$12	$36

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese yen. The functional currency of the Company’s subsidiaries in Europe and other subsidiaries in Asia is the U.S. dollar. The decrease in interest income for the period was due to lower average balances on our short-term and long-term investments as well as a general decrease in interest rates.

Loss before income taxes was $(14,537,000) for the first nine months of 2014 compared to $(16,821,000) for the same period in 2013.

The benefit for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2014	2013
Benefit for income taxes	$(510)	$(6,337)
Effective income tax rate	(3.5%)	(37.7%)

For the nine months ended September 30, 2014, we could not recognize a tax benefit for the majority of our losses due to a full valuation allowance against all domestic deferred tax assets. We did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of our 2010 and 2011 federal corporate income tax returns during the quarter. For the nine months ended September 30, 2013, we recorded a net income tax benefit primarily due to an increase in net federal deferred tax assets not covered by a valuation allowance at that time, a potential net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013 pursuant to the American Taxpayer Relief Act of 2012.

Net loss per share attributable to Vicor Corporation was $(0.36) for the first nine months of 2014, compared to net loss per share of $(0.27) for the first nine months of 2013.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2014

Liquidity and Capital Resources

At September 30, 2014, we had $53,186,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 4.2:1 as of September 30, 2014 and 5.7:1 as of December 31, 2013. Working capital decreased $10,907,000 to $86,962,000 as of September 30, 2014 from $97,869,000 as of December 31, 2013.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$(3,153)
Short-term investments	78
Accounts receivable	(336)
Inventories, net	(1,577)
Other current assets	722
Accounts payable	(659)
Accrued compensation and benefits	(1,632)
Accrued severance	(1,884)
Deferred revenue	(714)
Other current liabilities	(1,752)

$(10,907)

The primary source of cash for the nine months ended September 30, 2014 was $1,451,000 from operating activities. The primary use of cash for the nine months ended September 30, 2014 was for the purchase of equipment of $4,859,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2014. As of September 30, 2014, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $468,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2014.

As of September 30, 2014, we held $6,000,000 of auction rate securities at par value classified as long-term investments. Please see Note 2 to the Condensed Consolidated Financial Statements for a discussion of the securities and our accounting treatment thereof.

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

Vicor Corporation

September  30, 2014

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Securities represent a significant portion. While the Failed Auction Securities are Aaa/AA+/A3/BBB rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at their reset dates could negatively impact the carrying value of the investments, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Securities attributable to credit loss are recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Securities be other than temporary, the losses would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in these securities as of September 30, 2014. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2014). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2014

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September  30, 2014

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	—	$—	—	$8,541,000
August 1 - 31, 2014	—	—	—	8,541,000
September 1 - 30, 2014	—	—	—	8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 our Common Stock, of which $8,541,000 remains authorized for additional purchases.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 29, 2014	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2014	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)