Form 10-Q
period 2015-03-31
VICOR CORP
filed 2015-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 24, 2015 was:

Common Stock, $.01 par value	26,978,949
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1. Financial Statements

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$59,322	$55,187
Short-term investments	90	270
Accounts receivable, less allowance of $215 in 2015 and $183 in 2014	32,675	28,431
Inventories, net	24,837	26,328
Deferred tax assets	107	107
Other current assets	3,180	3,155

Total current assets	120,211	113,478
Long-term investments, net	2,902	3,002
Property, plant and equipment, net	36,460	37,387
Other assets	1,700	1,675

Total assets	$161,273	$155,542

Liabilities and Equity
Current liabilities:
Accounts payable	$10,111	$7,932
Accrued compensation and benefits	9,172	8,663
Accrued expenses	2,217	3,178
Accrued severance charges	1,313	1,904
Income taxes payable	17	41
Deferred revenue	1,854	1,439

Total current liabilities	24,684	23,157
Long-term deferred revenue	572	637
Long-term income taxes payable	873	867
Deferred income taxes payable	329	329

Total liabilities	26,458	24,990
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	393	393
Additional paid-in capital	172,774	171,901
Retained earnings	98,129	94,758
Accumulated other comprehensive loss	(523)	(471)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	131,964	127,772
Noncontrolling interest	2,851	2,780

Total equity	134,815	130,552

Total liabilities and equity	$161,273	$155,542

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$64,017	$53,233
Cost of revenues	35,126	30,441

Gross margin	28,891	22,792
Operating expenses:
Selling, general and administrative	14,862	17,980
Research and development	10,419	10,251

Total operating expenses	25,281	28,231

Income (loss) from operations	3,610	(5,439)
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(15)	39
Portion of losses (gains) recognized in other comprehensive income (loss)	19	(39)

Net credit gains recognized in earnings	4	-
Other income (expense), net	(33)	30

Total other income (expense), net	(29)	30

Income (loss) before income taxes	3,581	(5,409)
Provision for income taxes	139	17

Consolidated net income (loss)	3,442	(5,426)
Less: Net income (loss) attributable to noncontrolling interest	71	(48)

Net income (loss) attributable to Vicor Corporation	$3,371	$(5,378)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.09	$(0.14)
Diluted	$0.09	$(0.14)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,689	38,541
Diluted	39,149	38,541

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net income (loss)	$3,442	$(5,426)
Foreign currency translation (losses) gains, net of tax (1)	(37)	77
Unrealized (losses) gains on available-for-sale securities, net of tax (2)	(15)	37

Other comprehensive income (loss)	(52)	114

Consolidated comprehensive income (loss)	3,390	(5,312)
Less: Comprehensive income (loss) attributable to noncontrolling interest	71	(43)

Comprehensive income (loss) attributable to Vicor Corporation	$3,319	$(5,269)

(1)	Net of tax benefit of $0 for the three months ended March 31, 2015 and 2014, respectively.
(2)	The deferred tax assets associated with cumulative unrealized losses on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2015 and 2014. Therefore, there is no net income tax benefit recognized for the three months ended March 31, 2015 and 2014.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Consolidated net income (loss)	$3,442	$(5,426)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,403	2,443
Stock-based compensation expense	563	234
Provision for doubtful accounts	33	53
Decrease in long-term deferred revenue	(34)	(34)
Gain on disposal of equipment	(35)	(4)
Credit gain on available-for-sale securities	(4)	-
Increase (decrease) in long-term income taxes payable	6	(2)
Change in current assets and liabilities, net	(1,304)	(1,744)

Net cash provided by (used for) operating activities	5,070	(4,480)
Investing activities:
Additions to property, plant and equipment	(1,469)	(1,554)
Sales and maturities of investments	270	-
Proceeds from sale of equipment	35	4
Increase in other assets	(65)	(34)

Net cash used for investing activities	(1,229)	(1,584)
Financing activities:
Proceeds from issuance of Common Stock	310	5

Net cash provided by financing activities	310	5
Effect of foreign exchange rates on cash	(16)	27

Net increase (decrease) in cash and cash equivalents	4,135	(6,032)
Cash and cash equivalents at beginning of period	55,187	56,339

Cash and cash equivalents at end of period	$59,322	$50,307

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vicor Corporation and its consolidated subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2015. The balance sheet at December 31, 2014 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2.	Short-Term and Long-Term Investments

As of March 31, 2015 and December 31, 2014, the Company held one auction rate security that had experienced failed auctions totaling $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2015, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2015.

The following is a summary of available-for-sale securities (in thousands):

March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$440	$2,560
Brokered certificates of deposit	430	2		432

	$3,430	$2	$440	$2,992

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$425	$2,575
Brokered certificates of deposit	700	—	3	697

	$3,700	$—	$428	$3,272

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

The Failed Auction Security as of March 31, 2015 has been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on March 31, 2015, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$90	$90
Due in two to ten years	340	342
Due in ten to twenty years	—	—
Due in twenty to forty years	3,000	2,560

	$3,430	$2,992

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on March 31, 2015, with a par value of $3,000,000, was estimated by the Company to be approximately $2,560,000. The gross unrealized loss of $440,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $80,000 and an aggregate temporary impairment of $360,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the three months ended March 31 (in thousands):

	2015	2014
Balance at the beginning of the period	$84	$395
Changes in the amount related to credit loss for which other-than- temporary impairment was not previously recognized	(4)	—

Balance at the end of the period	$80	$395

A Failed Auction Security held as of December 31, 2013 was redeemed at par value of $3,000,000 during the fourth quarter of 2014.

At this time, the Company has no intent to sell the impaired Failed Auction Security and does not believe it is more likely than not the Company will be required to sell this security. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the Condensed Consolidated Statements of Operations, and any such impairment adjustments may be material.

Based on the Company’s ability to access cash and cash equivalents and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Security held will affect the Company’s ability to execute its current operating plan.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

Assets measured at fair value on a recurring basis include the following as of March 31, 2015 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2015
Cash equivalents:
Money market funds	$11,450	$—	$—	$11,450
Short-term investments:
Brokered certificates of deposit	—	90	—	90
Long-term investments:
Failed Auction Security	—	—	2,560	2,560
Brokered certificates of deposit	—	342	—	342

Assets measured at fair value on a recurring basis include the following as of December 31, 2014 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2014
Cash equivalents:
Money market funds	$11,207	$—	$—	$11,207
Short-term investments:
Brokered certificates of deposit	—	270	—	270
Long-term investments:
Failed Auction Security	—	—	2,575	2,575
Brokered certificates of deposit	—	427	—	427

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

As of March 31, 2015, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2015. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.7%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rates of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arms’ length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

Generally, the interrelationships are such that a change in the assumption used for the cumulative probability of principal return prior to maturity is accompanied by a directionally similar change in the assumption used for the cumulative probability of earning the maximum rate until maturity and a directionally opposite change in the assumptions used for the cumulative probability of default and the liquidity risk premium. The recovery rate in default is somewhat independent and based upon the security’s specific underlying assets and published recovery rate indices.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Quantitative information about Level 3 fair value measurements as of March 31, 2015 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,560	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.02%
			Cumulative probability of principal return prior to maturity	94.07%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair values calculated for those assets valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2015 was as follows (in thousands):

Balance at the beginning of the period	$2,575
Credit gain on available-for-sale securities included in Other income (expense), net	4
Loss included in Other comprehensive income (loss)	(19)

Balance at the end of the period	$2,560

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.

4.	Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$61	$36
Selling, general and administrative	408	191
Research and development	94	7

Total stock-based compensation	$563	$234

The increase in selling, general and administrative stock-based compensation for the three months ended March 31, 2015 compared to the same period a year ago is primarily due to increased expense for certain Vicor stock options held by a non-employee. The fair value of these stock options, and related stock-based compensation, are adjusted monthly based on changes in the assumptions under the Black-Scholes option pricing model, including the price of the Company’s common stock, in accordance with the accounting for stock options granted to non-employees.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of March 31, 2015 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $570,000 as of March 31, 2015.

5.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to Vicor Corporation	$3,371	$(5,378)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	38,689	38,541
Effect of dilutive securities:
Employee stock options (2)	460	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	39,149	38,541

Basic net income (loss) per share	$0.09	$(0.14)

Diluted net income (loss) per share	$0.09	$(0.14)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 112,929 and 1,981,028 shares of Common Stock for the three months ended March 31, 2015 and 2014, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.

6.	Inventories

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

March 31, 2015

(unaudited)

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

Inventories were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$17,322	$18,252
Work-in-process	3,405	3,339
Finished goods	4,110	4,737

Net balance	$24,837	$26,328

7.	Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of March 31, 2015 and December 31, 2014, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,057,000 and $942,000 for the three months ended March 31, 2015, and 2014, respectively. The Company owed GWS approximately $325,000 and $170,000 as of March 31, 2015 and December 31, 2014, respectively.

The Company accounts for its investment in GWS under the equity method of accounting. The Company has determined, while GWS is a variable interest entity, the Company is not the primary beneficiary. The key factors in the Company’s assessment were that the CEO of GWS has: (i) the power to direct the activities of GWS that most significantly impact its economic performance, and (ii) an obligation to absorb losses or the right to receive benefits from GWS, respectively, that could potentially be significant to GWS.

The balance in the Company’s net investment in GWS was zero as of March 31, 2015 and December 31, 2014.

8.	Severance and Other Charges

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

A summary of the activity related to the accrued severance charges, is as follows (in thousands):

Balance as of December 31, 2014	$1,904
Payments	(591)

Balance as of March 31, 2015	$1,313

9.	Product Warranties

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

Product warranty activity for the three months ended March 31, was as follows (in thousands):

	2015	2014
Balance at the beginning of the period	$204	$283
Accruals for warranties for products sold in the period	15	24
Fulfillment of warranty obligations	(32)	(55)
Revisions of estimated obligations	—	(3)

Balance at the end of the period	$187	$249

10.	Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provision for income taxes and the effective income tax rate for the three months ended March 31, were as follows (in thousands):

	2015	2014
Provision for income taxes	$139	$17
Effective income tax rate	3.9%	0.3%

The provision for the three months ended March 31, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes for the Company. The provision for the three months ended March 31, 2014 was primarily due to state taxes. No tax benefit could be recognized for the majority of the Company’s losses in either period due to a full valuation allowance against all domestic deferred tax assets.

As of March 31, 2015, the Company has a valuation allowance of approximately $25,776,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company had the ability to carry back federal net operating losses or credits to utilize against federal taxable income, it estimated it would generate only $1,600,000 in cash refunds (which were received in the fourth quarter of 2014); and (4) the lack of prudent and feasible tax planning strategies. These assessment factors remain essentially unchanged, as the Company remains in a significant cumulative loss position as of March 31, 2015. As a result, management believes a full valuation allowance against all domestic net deferred tax assets is warranted as of March 31, 2015. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statements of operations, the effect of which would be an increase in reported net income. A portion of such an adjustment may be accounted for through an increase to “Additional paid-in capital”, a component of stockholders’ equity. The amount of any such tax benefit associated with release of our valuation allowance in a particular quarter may be material.

The Company’s subsidiary in Italy, Vicor Italy S.r.l. (“Vicor Italy”), underwent a tax inspection in 2014 for tax years 2009 through 2013, covering corporation, regional and value added taxes. Vicor Italy received a preliminary tax audit report dated June 30, 2014. The Company filed a response to the preliminary tax audit report in the third quarter of 2014. While management believes it is too early to determine the likelihood or amount of potential liability at this time, it does not believe the ultimate impact of this matter will be material to the Company’s financial statements.

Other than the Vicor Italy matter discussed above there are no other income tax examinations or audits currently in process.

11.	Commitments and Contingencies

At March 31, 2015, the Company had approximately $960,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On that date, SynQor also announced it and Ericsson had entered into a definitive settlement agreement, the terms of which were not disclosed. On September 16, 2011, the U.S. District Court for the Eastern District of Texas issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (“’290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleged the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the court’s claim construction ruling. On March 31, 2014, the court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. On June 30, 2014, the Company filed a number of motions seeking summary judgment in this matter, including for a finding of no direct, indirect, or willful infringement and for a finding of indefiniteness with respect to U.S. Patent No. 7,272,021. The court has yet to rule on these motions. On October 23, 2014, the court issued an order continuing trial in this matter indefinitely. On January 7, 2015, the Company’s case and that of Cisco were assigned to a new judge within the U.S. District Court for the Eastern District of Texas (the “Texas Court”). On February 6, 2015, SynQor filed a motion to consolidate the Company’s and Cisco’s cases for trial, which was subsequently denied. On March 13, 2015, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Circuit issued a ruling invalidating certain claims of a power converter patent (the “’190 patent”) asserted by SynQor against the Company, which is one of four related patents at question in the Texas Action. Challenges to the validity of the remaining claims relating to the ‘190 patent, and to the remaining patents asserted by SynQor against the Company, remain pending before the U.S. Patent and Trademark Office and in the Texas Action. On March 26, 2015, the Texas Court scheduled pre-trial conferences for September 15, 2015, for Cisco’s case and January 13, 2016, for the Company’s case. As of April 30, 2015, the Company has received no notice from the Texas Court regarding the timing of rulings on our summary judgment motions.

The Company continues to believe that none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, however, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

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

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division through its closure in December 2014, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products to be sold as part of the Company’s products or to third parties for separate applications.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

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

The following table provides significant segment financial data for the three months ended March 31, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2015:
Net revenues	$44,878	$14,180	$7,109	$—	$(2,150)	$64,017
Income (loss) from operations	5,379	(3,488)	2,017	(298)	—	3,610
Total assets	155,737	17,125	7,489	79,483	(98,561)	161,273
Depreciation and amortization	1,153	799	97	354	—	2,403
2014:
Net revenues	$43,689	$9,341	$2,950	$—	$(2,747)	$53,233
Income (loss) from operations	2,312	(6,847)	(742)	(162)	—	(5,439)
Total assets	138,770	20,011	4,514	75,130	(75,337)	163,088
Depreciation and amortization	1,193	791	101	358	—	2,443

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

13.	Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective which, for the Company, will be on January 1, 2017. Early application is not permitted. On April 29, 2015, though, the FASB issued for public comment a proposed Accounting Standards Update (“ASU”) that would defer the effective date of this standard by one year. This ASU is subject to a thirty day public comment period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation as to whether current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Overview

We design, develop, manufacture, and market modular power components and complete power systems and have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets our modular power converters and configurable products, and also includes the six entities comprising Vicor Custom Power, and the BBU operations of VJCL. In December 2014, we completed the consolidation of manufacturing Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts. The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets our FPA products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

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

Our revenues and operating results improved in the first quarter of 2015, resulting in our first profitable quarter since the third quarter of 2012. Revenues increased 5.4% sequentially, and lower costs of ongoing litigation continued the trend begun in the fourth quarter of 2014 due to delays in the expected trial date relating to that litigation. Bookings, though, were sequentially lower for the second consecutive quarter. We therefore continue to face an uncertain outlook in the near term. Certain markets in which we have historically focused remain weak, notably defense electronics. Geographically, European demand remains weak due to economic uncertainty across much of the region. Because we are shifting our strategy toward serving fewer, higher volume customers with our innovative new products, we currently are vulnerable to swings in demand from a relatively small number of early adopting customers, although our objective is to diversify our customer base, given the breadth of applications of these new products. However, until customer adoption of these new products accelerates, we may not achieve such customer diversification. As addressed elsewhere, we intend to continue our vigorous defense of certain intellectual property claims and cannot predict the ultimate cost of such defense nor when the claims might be resolved.

Revenues for the first quarter of 2015 increased by 20.3% to $64,017,000 from $53,233,000 for the corresponding period in 2014, and increased by 5.4% on a sequential basis from $60,735,000 for the fourth quarter of 2014. Export sales as a percentage of total revenues for the three months ended March 31, 2015 and 2014 were approximately 65% and 61%, respectively. Gross margin increased to $28,891,000 for the first quarter of 2015 from $22,792,000 in the first quarter of 2014, and increased on a sequential basis from $26,116,000 for the fourth quarter of 2014. Gross margin as a percentage of revenue increased to 45.1% for the first quarter of 2015 compared to 42.8% for the first quarter of 2014, and increased on a sequential basis from 43.0% for the fourth quarter of 2014.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $49,838,000 at the end of the first quarter of 2015, as compared to $54,249,000 at the end of the fourth quarter of 2014. The decrease in the backlog was primarily due to lower sequential bookings, as noted above, along with the increase in revenues.

Operating expenses for the three months ended March 31, 2015 decreased $2,950,000, or 10.4%, to $25,281,000 from $28,231,000 for the corresponding period in 2014, primarily due to a decrease in selling, general and administrative expenses of $3,118,000. The primary elements of the decrease in selling, general and administrative expenses were legal fees of $2,755,000 and advertising expenses of $185,000. The decrease in legal fees is due to reduced activity with the ongoing litigation with SynQor due to the delay in the trial.

Net income attributable to Vicor Corporation for the first quarter of 2015 was $3,371,000, or $0.09 per diluted share, compared to net loss attributable to Vicor Corporation of $(5,378,000), or $(0.14) per share, in the first quarter of 2014, and net loss attributable to Vicor Corporation of nil, or $0.00 per share, for the fourth quarter of 2014.

For the three months ended March 31, 2015, depreciation and amortization totaled $2,403,000 and capital additions totaled $1,469,000, compared to $2,443,000 and $1,554,000, respectively, for the first three months of 2014.

Inventories decreased by approximately $1,491,000 or 5.7% to $24,837,000, compared to $26,328,000 at December 31, 2014. This decrease was primarily associated with decreases in VI Chip and BBU inventories of $1,190,000 and $658,000, respectively.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of the critical accounting policies and estimates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Net revenues for the first quarter of 2015 were $64,017,000, an increase of $10,784,000, or 20.3% as compared to $53,233,000 for the same period in 2014, and increased $3,282,000 or 5.4% on a sequential basis from the fourth quarter of 2014.

The components of net revenues for the three months ended March 31, were as follows (dollars in thousands):

			Increase
	2015	2014	$	%
BBU	$44,878	$43,689	$1,189	2.7%
VI Chip	13,877	8,584	5,293	61.7%
Picor	5,262	960	4,302	448.1%

Total	$64,017	$53,233	$10,784	20.3%

The overall increase in net revenues during the first quarter of 2015 compared to 2014 was primarily due to increased Picor and VI Chip bookings in the third and fourth quarters of 2014 compared to the third and fourth quarters of 2013, primarily from the two segments’ major datacenter. Overall bookings during the three months ended March 31, 2015 increased by 18.5% compared to the same period in 2014, but decreased sequentially from the fourth quarter of 2014 by 4.5%. Customer bookings patterns continue to be unpredictable, particularly with the VI Chip and Picor segments. The increase in BBU revenues was primarily attributable to increases in BBU component/Westcor revenues of approximately $3,526,000, partially offset by decreases in Vicor Custom Power revenues of approximately $1,770,000 and VJCL revenues of approximately $522,000.

Gross margin for the first quarter of 2015 increased $6,099,000, or 26.8%, to $28,891,000 from $22,792,000 in the first quarter of 2014. Gross margin as a percentage of net revenues increased to 45.1% from 42.8%. The increase in gross margin and gross margin percentage was primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

Selling, general and administrative expenses were $14,862,000 for the quarter ended March 31, 2015, a decrease of $3,118,000, or 17.3%, compared to $17,980,000 for the same period in 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 23.2% from 33.8% for the same period in 2014 due to the combination of the lower expenses and higher revenues in the first quarter of 2015 compared to 2014.

The components of the $3,118,000 decrease in selling, general and administrative expenses were as follows (in thousands):

	Increase (decrease)
Legal fees	$(2,755)	(80.1	)%(1)
Advertising expenses	(185)	(34.6	)%(2)
Commissions expense	(133)	(10.7	)%(3)
Audit, tax, and accounting fees	(108)	(14.9)%
Travel expenses	(97)	(13.4)%
Compensation	(69)	(0.8)%
Facilities expenses	36	9.9%
Project materials	46	174.9%
Outside services	94	23.8	%(4)
Other, net	53	3.2%

	$(3,118)	(17.3)%

(1)	Decrease attributable to reduced activity associated with the patent infringement claim filed against the Company during the first quarter of 2011 by SynQor, primarily due to the delay in the trial until 2016. See Note 11 to the Condensed Consolidated Financial Statements.
(2)	Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.
(4)	Increase primarily attributable to an increase in the use of outside consultants by the information systems and technology departments.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

Research and development expenses were $10,419,000 for the quarter ended March 31, 2015, an increase of $168,000, or 1.6%, compared to $10,251,000 for the same period in 2014. As a percentage of net revenues, research and development expenses decreased to 16.3% from 19.3% for the same period in 2014, due to the increase in net revenues.

The components of the $168,000 increase in research and development expenses were as follows (in thousands):

	Increase (decrease)
Compensation	$268	3.9	%(1)
Facilities expenses	56	11.0%
Project and pre-production materials	(36)	(2.8)%
Computer expenses	(57)	(39.4)%
Outside services/subcontract labor	(83)	(22.6	)%(2)
Other, net	20	1.8%

	$168	1.6%

(1)	Increase primarily attributable to annual compensation adjustments in May 2014.
(2)	Decrease primarily attributable to decreased use of outside services and subcontract labor at Picor.

The significant changes in the components of the “Other income (expense), net” were as follows (in thousands):

	2015	2014	Increase (decrease)
Foreign currency (losses) gains	$(80)	$3	$(83)
Gain on disposals of equipment	35	4	31
Interest income	5	14	(9)
Credit gain on available-for-sale securities	4	-	4
Other, net	7	9	(2)

	$(29)	$30	$(59)

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of the Company’s subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. The decrease in interest income for the first quarter of 2015, as compared to the same period in 2014, was due to lower average balances on our short-term and long-term investments, as well as a general decrease in interest rates.

Income (loss) before income taxes was $3,581,000 for the first quarter of 2015, as compared to $(5,409,000) for the same period in 2014.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

The provision for income taxes and the effective income tax rate were as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$139	$17
Effective income tax rate	3.9%	0.3%

The provision for the three months ended March 31, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes for the Company. The provision for the three months ended March 31, 2014 was primarily due to state taxes. No tax benefit could be recognized for the majority of the Company’s losses in either period due to a full valuation allowance against all domestic deferred tax assets.

Net income per diluted share attributable to Vicor Corporation was $0.09 for the first quarter of 2015, compared to net loss per share of $(0.14) for the first quarter of 2014.

Liquidity and Capital Resources

At March 31, 2015, we had $59,322,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 4.9:1 as of March 31, 2015 and December 31, 2014, respectively. Working capital increased $5,206,000 to $95,527,000 as of March 31, 2015 from $90,321,000 as of December 31, 2014.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$4,135
Short-term investments	(180)
Accounts receivable	4,244
Inventories, net	(1,491)
Other current assets	25
Accounts payable	(2,179)
Accrued compensation and benefits	(509)
Accrued expenses	961
Accrued severance charges	591
Income taxes payable	24
Deferred revenue	(415)

$5,206

The primary source of cash for the three months ended March 31, 2015 was $5,070,000 from operating activities. The primary use of cash for the three months ended March 31, 2015 was for the purchase of equipment of $1,469,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2015. As of March 31, 2015, we had approximately $8,541,000 remaining under the November 2000 Plan.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2015

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $960,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2015.

Vicor Corporation

March 31, 2015

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our short-term and long-term investments consist mainly of municipal and corporate debt securities, of which the Failed Auction Security represents a significant portion. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its reset date could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Security attributable to credit loss is recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should a decline in the value of the Failed Auction Security be other than temporary, the loss would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2015. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2015). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, management, including the CEO and CFO, recognizes our disclosure controls or our internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Vicor Corporation

March 31, 2015

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2015

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I — Item 1 - Financial Statements.

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015	—	$—	—	$8,541,000
February 1 - 28, 2015	—	—	—	8,541,000
March 1 - 31, 2015	—	—	—	8,541,000

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 our Common Stock, of which $8,541,000 remains authorized for additional purchases.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: April 30, 2015	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)