Form 10-Q
period 2015-06-30
VICOR CORP
filed 2015-07-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of June 30, 2015 was:

Common Stock, $.01 par value	27,015,475
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1 – Financial Statements

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$65,148	$55,187
Short-term investments	—	270
Accounts receivable, less allowance of $205 in 2015 and $183 in 2014	27,069	28,431
Inventories, net	25,462	26,328
Deferred tax assets	106	107
Other current assets	3,346	3,155

Total current assets	121,131	113,478
Long-term investments, net	2,955	3,002
Property, plant and equipment, net	36,031	37,387
Other assets	1,670	1,675

Total assets	$161,787	$155,542

Liabilities and Equity
Current liabilities:
Accounts payable	$9,397	$7,932
Accrued compensation and benefits	9,040	8,663
Accrued expenses	2,240	3,178
Accrued severance charges	742	1,904
Income taxes payable	8	41
Deferred revenue	2,185	1,439

Total current liabilities	23,612	23,157

Long-term deferred revenue	537	637
Long-term income taxes payable	869	867
Deferred income taxes payable	329	329

Total liabilities	25,347	24,990

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	394	393
Additional paid-in capital	173,638	171,901
Retained earnings	98,934	94,758
Accumulated other comprehensive loss	(529)	(471)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	133,628	127,772
Noncontrolling interest	2,812	2,780

Total equity	136,440	130,552

Total liabilities and equity	$161,787	$155,542

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenues	$56,119	$53,361	$120,136	$106,594
Cost of revenues	29,609	30,699	64,735	61,140

Gross margin	26,510	22,662	55,401	45,454
Operating expenses:
Selling, general and administrative	15,086	17,033	29,948	35,013
Research and development	10,631	10,643	21,050	20,894

Total operating expenses	25,717	27,676	50,998	55,907

Income (loss) from operations	793	(5,014)	4,403	(10,453)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	54	40	39	79
Portion of gains recognized in other comprehensive income (loss)	(50)	(20)	(31)	(59)

Net credit gains recognized in earnings	4	20	8	20
Other income, net	35	62	2	92

Total other income (expense), net	39	82	10	112

Income (loss) before income taxes	832	(4,932)	4,413	(10,341)
Provision for income taxes	61	—	200	17

Consolidated net income (loss)	771	(4,932)	4,213	(10,358)
Less: Net income (loss) attributable to noncontrolling interest	(34)	(97)	37	(145)

Net income (loss) attributable to Vicor Corporation	$805	$(4,835)	$4,176	$(10,213)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.02	$(0.13)	$0.11	$(0.26)
Diluted	$0.02	$(0.13)	$0.11	$(0.26)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,750	38,542	38,719	38,541
Diluted	39,293	38,542	39,221	38,541

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Consolidated net income (loss)	$771	$(4,932)	$4,213	$(10,358)
Foreign currency translation (losses) gains, net of tax(1)	(60)	71	(97)	148
Unrealized gains on available-for-sale securities, net of tax(2)	49	19	34	56

Other comprehensive income (loss)	(11)	90	(63)	204

Consolidated comprehensive income (loss)	760	(4,842)	4,150	(10,154)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(39)	(92)	32	(135)

Comprehensive income (loss) attributable to Vicor Corporation	$799	$(4,750)	$4,118	$(10,019)

(1)	Net of tax provision (benefit) of $0 for the three and six months ended June 30, 2015 and 2014, respectively.
(2)	The deferred tax assets associated with cumulative unrealized losses on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2015 and 2014. Therefore, there is no net income tax benefit recognized for the three and six months ended June 30, 2015 and 2014.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities:
Consolidated net income (loss)	$4,213	$(10,358)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,723	4,854
Stock-based compensation expense	1,051	771
Provision for doubtful accounts	8	11
Decrease in long-term deferred revenue	(69)	(69)
Gain on disposal of equipment	(52)	(6)
Credit gain on available-for-sale securities	(8)	(20)
Increase in long-term income taxes payable	2	7
Change in current assets and liabilities, net	2,408	2,589

Net cash provided by (used for) operating activities	12,276	(2,221)

Investing activities:
Additions to property, plant and equipment	(3,324)	(3,481)
Sales and maturities of investments	360	90
Proceeds from sale of equipment	52	6
Increase in other assets	(75)	(32)

Net cash used for investing activities	(2,987)	(3,417)

Financing activities:
Proceeds from issuance of Common Stock	685	20

Net cash provided by financing activities	685	20

Effect of foreign exchange rates on cash	(13)	84

Net increase (decrease) in cash and cash equivalents	9,961	(5,534)
Cash and cash equivalents at beginning of period	55,187	56,339

Cash and cash equivalents at end of period	$65,148	$50,805

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2015. The balance sheet at December 31, 2014 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2. Short-Term and Long-Term Investments

As of June 30, 2015 and December 31, 2014, the Company held one auction rate security that had experienced failed auctions totaling $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2015, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2015.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$386	$2,614
Brokered certificates of deposit	340	1	—	341

	$3,340	$1	$386	$2,955

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$425	$2,575
Brokered certificates of deposit	700	—	3	697

	$3,700	$—	$428	$3,272

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

The Failed Auction Security as of June 30, 2015 has been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on June 30, 2015, by contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in two to ten years	$340	$341
Due in ten to twenty years	—	—
Due in twenty to forty years	3,000	2,614

	$3,340	$2,955

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on June 30, 2015, with a par value of $3,000,000, was estimated by the Company to be approximately $2,614,000. The gross unrealized loss of $386,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $76,000 and an aggregate temporary impairment of $310,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the six months ended June 30 (in thousands):

	2015	2014

Balance at the beginning of the period	$84	$395
Changes in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(8)	(20)

Balance at the end of the period	$76	$375

At this time, the Company has no intent to sell the impaired Failed Auction Security and does not believe it is more likely than not the Company will be required to sell this security. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. If the credit rating of the security deteriorates, the Company may be required to adjust the carrying value of the investment through impairment charges recorded in the Condensed Consolidated Statements of Operations, and any such impairment adjustments may be material.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Assets measured at fair value on a recurring basis include the following as of June 30, 2015 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2015

Cash equivalents:
Money market funds	$11,542	$—	$—	$11,542
Long-term investments:
Failed Auction Security	—	—	2,614	2,614
Brokered certificates of deposit	—	341	—	341

Assets measured at fair value on a recurring basis include the following as of December 31, 2014 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2014

Cash equivalents:
Money market funds	$11,207	$—	$—	$11,207
Short-term investments:
Brokered certificates of deposit	—	270	—	270
Long-term investments:
Failed Auction Security	—	—	2,575	2,575
Brokered certificates of deposit	—	427	—	427

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

As of June 30, 2015, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of June 30, 2015. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.5%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $150,000.

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

The significant unobservable inputs used in the fair value measurement of the Failed Auction Security are the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium, and the recovery rate in default. Significant increases (decreases) in any of those inputs in isolation would result in changes in fair value measurement. Significant increases (decreases) in the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, and the recovery rate in default would result in a higher (lower) fair value measurement, while increases (decreases) in the cumulative probability of default and the liquidity risk premium would result in a lower (higher) fair value measurement.

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

Quantitative information about Level 3 fair value measurements as of June 30, 2015 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average

Failed Auction Security	$2,614	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.02%
			Cumulative probability of principal return prior to maturity	94.39%
			Cumulative probability of default	5.59%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2015 was as follows (in thousands):

Balance at the beginning of the period	$2,575
Credit gain on available-for-sale securities included in Other income (expense), net	8
Gain included in Other comprehensive income (loss)	31

Balance at the end of the period	$2,614

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenues	$58	$64	$119	$100
Selling, general and administrative	352	373	760	564
Research and development	78	100	172	107

Total stock-based compensation	$488	$537	$1,051	$771

The increase in selling, general and administrative stock-based compensation for the six months ended June 30, 2015 compared to the same period a year ago is primarily due to increased expense for certain Vicor stock options held by a non-employee. The fair value of these stock options, and related stock-based compensation, are adjusted monthly based on changes in the assumptions under the Black-Scholes option pricing model, including the price of the Company’s common stock, in accordance with the accounting for stock options granted to non-employees.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by the VI Chip subsidiary. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of June 30, 2015 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $542,000 as of June 30, 2015.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Net income (loss) attributable to Vicor Corporation	$805	$(4,835)	$4,176	$(10,213)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares(1)	38,750	38,542	38,719	38,541
Effect of dilutive securities:
Employee stock options(2)	543	—	502	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	39,293	38,542	39,221	38,541

Basic net income (loss) per share	$0.02	$(0.13)	$0.11	$(0.26)

Diluted net income (loss) per share	$0.02	$(0.13)	$0.11	$(0.26)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 110,928 and 86,179 shares of Common Stock for the three and six months ended June 30, 2015, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 2,038,599 shares of Common Stock for the three and six months ended June 30, 2014 were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Inventories were as follows (in thousands):

	June 30, 2015	December 31, 2014

Raw materials	$17,818	$18,252
Work-in-process	2,480	3,339
Finished goods	5,164	4,737

Net balance	$25,462	$26,328

7. Other Investments

The Company’s gross investment in non-voting convertible preferred stock of Great Wall Semiconductor Corporation (“GWS”) totaled $5,000,000 as of June 30, 2015 and December 31, 2014, giving the Company an approximately 27% ownership interest in GWS. GWS and its subsidiary design and sell semiconductors, conduct research and development activities, develop and license patents, and litigate against those who infringe upon its patented technologies. A director of the Company is the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company and GWS are parties to an intellectual property cross-licensing agreement, a license agreement and two supply agreements under which the Company purchases certain components from GWS. Purchases from GWS totaled approximately $1,672,000 and $1,496,000 for the six months ended June 30, 2015 and 2014, respectively. The Company owed GWS approximately $113,000 and $170,000 as of June 30, 2015 and December 31, 2014, respectively.

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

The balance in the Company’s net investment in GWS was zero as of June 30, 2015 and December 31, 2014.

8. Severance and Other Charges

In July 2014, the Company’s management authorized the consolidation of the manufacturing of Westcor division products, announcing its intent to transfer those operations from Westcor’s Sunnyvale, California facility to the Company’s primary manufacturing facility in Andover, Massachusetts, by the end of 2014. As a result, the Company recorded a pre-tax charge of $2,207,000 in the second half of 2014, primarily for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. The Company also incurred other costs related to the relocation of the manufacturing operations, primarily freight costs, for the transfer of inventories and equipment, and employee travel expenses, of which approximately $303,000 was expensed in the second half of 2014. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

A summary of the activity related to the accrued severance charges, is as follows (in thousands):

Balance as of December 31, 2014	$1,904
Payments	(591)

Balance as of March 31, 2015	1,313
Payments	(571)

Balance as of June 30, 2015	$742

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Product warranty activity for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at the beginning of the period	$187	$249	$204	$283

Accruals for warranties for products sold in the period	170	60	185	84

Fulfillment of warranty obligations	(25)	(77)	(57)	(132)
Revisions of estimated obligations	—	(7)	—	(10)

Balance at the end of the period	$332	$225	$332	$225

10. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provisions for income taxes and the effective income tax rates for the three and six months ended June 30, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Provision for income taxes	$61	$—	$200	$17
Effective income tax rate	7.3%	0.0%	4.5%	0.2%

The Company’s effective tax rate is lower than the statutory tax rate in each 2015 period due to the utilization of net operating losses. The provisions for the three and six months ended June 30, 2015 were primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. The provision for the six months ended June 30, 2014 was primarily due to estimated state taxes. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

As of June 30, 2015, the Company had a valuation allowance of approximately $25,758,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment, was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company had the ability to carry back federal net operating losses or credits to utilize against federal taxable income, it estimated it would generate only $1,600,000 in cash refunds (which were received subsequently, in the fourth quarter of 2014); and (4) the lack of prudent and feasible tax planning strategies. These assessment factors remain essentially unchanged, as the Company remains in a significant cumulative loss position as of June 30, 2015. As a result, management believes a full valuation allowance against all domestic net deferred tax assets is warranted as of June 30, 2015. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statements of operations, the effect of which would be an increase in reported net income. A portion of such an adjustment may be accounted for through an increase to “Additional paid-in capital”, a component of stockholders’ equity. The amount of any such tax benefit associated with release of the Company’s valuation allowance in a particular quarter may be material.

The Company’s subsidiary in Italy, Vicor Italy S.R.L. (“Vicor Italy”), underwent a tax inspection in 2014 for tax years 2009 through 2013, covering corporation, regional and value added taxes. Vicor Italy received a preliminary tax audit report dated June 30, 2014. The Company filed a response to the preliminary tax audit report in the third quarter of 2014. While management believes it is too early to determine the likelihood or amount of any potential liability at this time, it does not believe the ultimate impact of this matter will be material to the Company’s financial statements.

Other than the Vicor Italy matter discussed above, there are no other income tax examinations or audits currently in process.

11. Commitments and Contingencies

At June 30, 2015, the Company had approximately $962,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in the U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On that date, SynQor also announced it and Ericsson had entered into a definitive settlement agreement, the terms of which were not disclosed. On September 16, 2011, the U.S. District Court for the Eastern District of Texas (the “Texas Court”) issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (the “ ‘290 patent”), which was issued on that day. As with SynQor’s original

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

complaint, the amended complaint alleged the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringed the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the Texas Court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the Texas Court’s claim construction ruling. On March 31, 2014, the Texas Court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. On June 30, 2014, the Company filed a number of motions seeking summary judgment in this matter, including for a finding of no direct, indirect, or willful infringement and for a finding of indefiniteness with respect to U.S. Patent No. 7,272,021 (the “ ‘021 patent”), which is one of four related patents at question in the Texas Action. The Texas Court has yet to rule on these motions. On October 23, 2014, the Texas Court issued an order continuing trial in this matter indefinitely. On January 7, 2015, the Company’s case and that of Cisco were assigned to a new judge within the Texas Court. On February 6, 2015, SynQor filed a motion to consolidate the Company’s and Cisco’s cases for trial, which was subsequently denied. On March 13, 2015, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Circuit issued a ruling invalidating certain claims of U.S. Patent No. 7,072,190 (the “ ‘190 patent”) asserted by SynQor against the Company. Challenges to the validity of the remaining claims relating to the ‘190 patent, and to the remaining patents asserted by SynQor against the Company, remain pending before the U.S. Patent and Trademark Office and in the Texas Action. On March 26, 2015, the Texas Court scheduled pre-trial conferences for September 15, 2015, for Cisco’s case and January 13, 2016, for the Company’s case. On April 20, 2015, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a decision upholding the validity of all of the claims of SynQor’s U.S. Patent No. 7,564,702 (the “ ‘702 patent”), another of the power converter patents asserted against the Company in the Texas Action. On May 20, 2015, the Company filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. On May 5, 2015, the PTAB issued a decision invalidating all of the asserted claims of the ‘021 patent. On June 10, 2015, SynQor filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. As of July 30, 2015, the Company has received no notice from the Texas Court regarding the timing of rulings on the Company’s summary judgment motions.

The Company continues to believe none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, however, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

In addition to the SynQor matter, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims to have a material adverse impact on the Company’s financial position or results of operations.

12. Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular power converters and configurable products, and also includes the operations of the Company’s Westcor division through its closure in December 2014, the six entities comprising Vicor Custom Power, and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets the Company’s factorized power architecture (“FPA”) products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

The following table provides segment financial data for the three months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations(1)	Total

2015:
Net revenues	$45,399	$8,736	$3,970	$—	$(1,986)	$56,119
Income (loss) from operations	6,627	(5,284)	(374)	(176)	—	793
Total assets	157,170	16,138	5,658	85,119	(102,298)	161,787
Depreciation and amortization	1,152	717	98	353	—	2,320

2014:
Net revenues	$47,885	$4,634	$2,667	$—	$(1,825)	$53,361
Income (loss) from operations	5,349	(9,406)	(785)	(172)	—	(5,014)
Total assets	144,592	16,942	4,560	75,182	(83,002)	158,274
Depreciation and amortization	1,158	788	105	360	—	2,411

The following table provides segment financial data for the six months ended June 30, (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations(1)	Total
2015:
Net revenues	$90,277	$22,916	$11,079	$—	$(4,136)	$120,136
Income (loss) from operations	12,006	(8,772)	1,643	(474)	—	4,403
Total assets	157,170	16,138	5,658	85,119	(102,298)	161,787
Depreciation and amortization	2,305	1,516	195	707	—	4,723

2014:
Net revenues	$91,574	$13,975	$5,617	$—	$(4,572)	$106,594

Income (loss) from operations	7,661	(16,253)	(1,527)	(334)	—	(10,453)
Total assets	144,592	16,942	4,560	75,182	(83,002)	158,274
Depreciation and amortization	2,351	1,579	206	718	—	4,854

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

13. Impact of Recently Issued Accounting Standards

In July 2015, the FASB issued new guidance for inventory accounting, which will require companies to measure in scope inventory at the lower of cost or net realizable value. Current guidance requires an entity to measure inventory at the lower of cost or market. The new guidance does not apply to inventory that is measured using last-in, first-out (“LIFO”) or retail inventory methods. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”), which the Company employs, or average cost methods. The new guidance will be effective for the Company on January 1, 2017, and is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will be evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective which, for the Company, will now be on January 1, 2018, as on July 9, 2015, the FASB voted to defer the effective date of the new standard by one year. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation as to whether current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Overview

We design, develop, manufacture, and market modular power components and complete power systems and have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets our modular power converters and configurable products, and also includes the six entities comprising Vicor Custom Power, and the BBU operations of VJCL. In December 2014, we completed the consolidation of the manufacturing of Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts. The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets our FPA products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market. The BBU has customers concentrated in defense electronics, industrial automation and equipment, rail transportation, and test and measurement instrumentation, while VI Chip and Picor have customers concentrated in the datacenter and supercomputer segments of the computing market, although VI Chip and Picor also target applications in aerospace and defense electronics, test and measurement instrumentation, and communications and networking. With our strategic emphasis on larger, high-volume customers, we expect to continue to experience a greater concentration of sales among relatively fewer customers.

While we experienced a profitable second quarter, the lower revenue and net income compared to the first quarter of 2015 were as anticipated. A transition to a new voltage regulation standard within the datacenter market has caused shifts in the timing of revenues and delays in expected bookings. Overall bookings were sequentially lower for the third consecutive quarter. We therefore continue to face an uncertain outlook in the near term. Certain markets in which we have historically focused remain weak, notably defense electronics. Geographically, demand remains weak due to economic uncertainty across certain regions. Because we are shifting our strategy toward serving fewer, higher volume customers with our innovative new products, we currently are vulnerable to swings in demand from a relatively small number of early adopting customers, although our objective is to diversify our customer base, given the breadth of applications of these new products. However, until customer adoption of these new products accelerates, we may not achieve such customer diversification.

Revenues for the second quarter of 2015 increased by 5.2% to $56,119,000 from $53,361,000 for the second quarter of 2014, but decreased by 12.3% on a sequential basis from $64,017,000 for the first quarter of 2015. Export sales as a percentage of total revenues for the respective quarters ended June 30, 2015 and 2014 were approximately 58% and 57%. Gross margin increased to $26,510,000 for the second quarter of 2015 from $22,662,000 for the second quarter of 2014, but decreased on a sequential basis from $28,891,000 for the first quarter of 2015. Gross margin as a percentage of revenue increased to 47.2% for the second quarter of 2015 compared to 42.5% for the second quarter of 2014, and increased on a sequential basis from 45.1% for the first quarter of 2015. Sequential gross margin improvement in the second quarter of 2015, despite the decline in revenue, was primarily due to average selling price improvement across several BBU programs, along with realizing the first full quarter benefit of the Westcor consolidation into Andover production.

Revenues for the six months ended June 30, 2015 increased by 12.7% to $120,136,000 from $106,594,000 for the six months ended June 30, 2014. Export sales as a percentage of total revenues for the six months ended June 30, 2015 and 2014 were approximately 61% and 59%, respectively. Gross margin increased to $55,401,000 for the six months ended June 30, 2015 from $45,454,000 for the six months ended June 30, 2014. Gross margin as a percentage of revenue increased to 46.1% for the six months ended June 30, 2015 compared to 42.6% for the six months ended June 30, 2014.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $41,616,000 at the end of the second quarter of 2015, as compared to $49,838,000 at the end of the first quarter of 2015. The sequential decrease in the backlog was primarily due to lower sequential bookings, as noted above.

Operating expenses for the second quarter of 2015 decreased $1,959,000, or 7.1%, to $25,717,000 from $27,676,000 for the second quarter of 2014, primarily due to a decrease in selling, general and administrative expenses of $1,947,000. The primary components of the decrease in selling, general and administrative expenses were a decline of legal fees of $2,187,000, and a decline of compensation expenses of $183,000, partially offset by an increase in audit, tax, and accounting fees of $111,000 and an increase in supplies expense of $84,000. The decrease in legal fees is due to reduced activity with our ongoing litigation with SynQor. As addressed elsewhere, we intend to continue our vigorous defense of SynQor’s intellectual property claims and cannot predict the ultimate cost of such defense nor when the claims might be resolved. The lower costs of this ongoing litigation continued the trend begun in the fourth quarter of 2014 associated with continued delays in the expected trial date.

Operating expenses for the six months ended June 30, 2015 decreased $4,909,000, or 8.8%, to $50,998,000 from $55,907,000 for the six months ended June 30, 2014, primarily due to a decrease in selling, general and administrative expenses of $5,065,000. The primary element of the decrease in selling, general and administrative expenses was a decline of legal fees of $4,942,000 for reasons noted above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Net income attributable to Vicor Corporation for the second quarter of 2015 was $805,000, or $0.02 per diluted share, compared to net loss attributable to Vicor Corporation of $(4,835,000), or $(0.13) per share, for the second quarter of 2014, and net income attributable to Vicor Corporation of $3,371,000, or $0.09 per diluted share, for the first quarter of 2015.

Net income attributable to Vicor Corporation for the six months ended June 30, 2015, was $4,176,000, or $0.11 per diluted share, compared to net loss attributable to Vicor Corporation of $(10,213,000), or $(0.26) per share, for the six months ended June 30, 2014.

For the six months ended June 30, 2015, depreciation and amortization totaled $4,723,000 and capital additions totaled $3,324,000, compared to totals of $4,854,000 and $3,481,000, respectively, for the six months ended June 30, 2014.

Inventories decreased by approximately $866,000, or 3.3%, to $25,462,000, compared to $26,328,000 at December 31, 2014. This decrease was primarily associated with a decrease in VI Chip inventories of $1,049,000, partially offset by an increase in Picor inventories of $185,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of the Company’s critical accounting policies and estimates.

Three months ended June 30, 2015, compared to three months ended June 30, 2014

Net revenues for the second quarter of 2015 were $56,119,000, an increase of $2,758,000, or 5.2% as compared to $53,361,000 for the second quarter of 2014, but decreased $7,898,000, or 12.3%, on a sequential basis from $64,017,000 for the first quarter of 2015.

Net revenues, by segment, for the second quarter of 2015 and the second quarter of 2014 were as follows (dollars in thousands):

			Increase (decrease)
	2015	2014	$	%

BBU	$45,399	$47,885	$(2,486)	(5.2)%
VI Chip	8,178	4,198	3,980	94.8%
Picor	2,542	1,278	1,264	98.9%

Total	$56,119	$53,361	$2,758	5.2%

The increase in consolidated net revenues for the second quarter of 2015 over the second quarter of 2014 was primarily due to increased Picor and VI Chip bookings from the two segments’ major datacenter customer in the first quarter of 2015, compared to the first quarter of 2014. The decrease in BBU revenues was attributable primarily to a decrease in Vicor Custom Power revenues of approximately $2,531,000 and a decrease in VJCL revenues of $616,000, partially offset by an increase in other BBU revenues of approximately $671,000.

For the second quarter of 2015, total bookings for the Company declined 16.5% compared to the second quarter of 2014 and decreased 19.2% sequentially from the first quarter of 2015. Customer bookings patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the second quarter of 2015 increased $3,848,000, or 17.0%, to $26,510,000 from $22,662,000 for the second quarter of 2014. Gross margin as a percentage of net revenues increased to 47.2% from 42.5%. The increase in gross margin and gross margin percentage was due to a favorable shift in the mix of products produced and sold, along with the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Selling, general and administrative expenses were $15,086,000 for the second quarter of 2015, a decrease of $1,947,000, or 11.4%, from $17,033,000 for the second quarter of 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.9% for the second quarter of 2015 from 31.9% for the second quarter of 2014 due to a combination of higher revenue and lower expenses recorded for the second quarter of 2015, in contrast to those levels recorded for the second quarter of 2014.

The components of the $1,947,000 decrease in selling, general and administrative expenses for the second quarter of 2015 from the second quarter of 2014 were as follows (dollars in thousands):

	Increase (decrease)

Legal fees	$(2,187)	(81.9	)%(1)
Compensation	(183)	(2.0)%
Business taxes, bank fees	37	27.2%
Outside services	49	14.0%
Facilities expenses	61	17.4%
Commissions expense	63	5.4%
Supplies expense	84	71.2%
Audit, tax, and accounting fees	111	38.6%
Other, net	18	0.6%

	$(1,947)	(11.4)%

(1)	Decrease attributable to reduced activity associated with patent infringement claims filed against the Company during the first quarter of 2011 by SynQor, primarily due to the delay of the trial until 2016. See Note 11 to the Condensed Consolidated Financial Statements.

Research and development expenses were $10,631,000 for the second quarter of 2015, a decrease of $12,000, or 0.1%, compared to $10,643,000 for the second quarter of 2014. As a percentage of net revenues, research and development expenses decreased to 18.9% for the second quarter of 2015 from 19.9% for the second quarter of 2014, due to the increase in net revenues.

The significant components of ‘‘Other income (expense), net’’ for the second quarter of 2015 and the second quarter of 2014, and the changes between the periods were as follows (in thousands):

	2015	2014	Increase (decrease)

Gain on disposals of equipment	$18	$2	$16
Interest income	11	23	(12)
Credit gain on available-for-sale securities	4	20	(16)
Foreign currency gains	2	21	(19)
Other, net	4	16	(12)

	$39	$82	$(43)

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of the Company’s subsidiaries in Europe and other

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

subsidiaries in Asia is the U.S. Dollar. The decrease in interest income for the second quarter of 2015, as compared to the second quarter of 2014, was due to lower average balances on our short-term and long-term investments, as well as a general decrease in interest rates earned on these investments.

Income (loss) before income taxes was $832,000 for the second quarter of 2015, as compared to $(4,932,000) for the second quarter of 2014.

The provisions for income taxes and the effective income tax rates for the second quarter of 2015 and the second quarter of 2014 were as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$61	$—
Effective income tax rate	7.3%	0.0%

The Company’s effective tax rate is lower than the statutory tax rate for the three months ended June 30, 2015 due to the utilization of net operating losses. The provision for the three months ended June 30, 2015 was primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

Net income per diluted share attributable to Vicor Corporation was $0.02 for the second quarter of 2015, compared to net loss per share of $(0.13) for the second quarter of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Net revenues for the six months ended June 30, 2015 were $120,136,000, an increase of $13,542,000, or 12.7%, from $106,594,000 for the six months ended June 30, 2014.

Net revenues, by segment, for the six months ended June 30, 2015 and the six months ended June 30, 2014 were as follows (dollars in thousands):

			Increase (decrease)
	2015	2014	$	%

BBU	$90,277	$91,574	$(1,297)	(1.4)%
VI Chip	22,055	12,782	9,273	72.5%
Picor	7,804	2,238	5,566	248.7%

Total	$120,136	$106,594	$13,542	12.7%

The overall increase in consolidated net revenues for the six months ended June 30, 2015 from the six months ended June 30, 2014 was due primarily to increased Picor and VI Chip bookings from the two segments’ major datacenter customer in the third and fourth quarters of 2014, compared to the third and fourth quarters of 2013. Customer bookings patterns continue to be unpredictable, particularly with the VI Chip and Picor segments. The decrease in BBU revenues was attributable primarily to a decrease in Vicor Custom Power revenues of approximately $4,301,000 and a decrease in VJCL revenues of $1,139,000, partially offset by an increase in other BBU revenues of approximately $4,197,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Gross margin for the six months ended June 30, 2015 increased $9,947,000, or 21.9%, to $55,401,000 from $45,454,000 for the six months ended June 30, 2014. Gross margin as a percentage of net revenues increased to 46.1% from 42.6% for the respective six month periods. The increase in gross margin and gross margin percentage primarily was due to the increase in net revenues, which included a larger proportion of higher margin Picor products.

Selling, general and administrative expenses were $29,948,000 for the six months ended June 30, 2015, a decrease of $5,065,000, or 14.5%, compared to $35,013,000 for the six months ended June 30, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 24.9% from 32.8% for the respective six month periods due to the combination of the higher revenues and lower expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The components of the $5,065,000 decrease in selling, general and administrative expenses for the six months ended June 30, 2015 from the six months ended June 30, 2014 were as follows (dollars in thousands):

	Increase (decrease)

Legal fees	$(4,942)	(80.9	)%(1)
Compensation	(251)	(1.4)%
Advertising expenses	(212)	(18.4	)%(2)
Travel expenses	(116)	(8.0	)%(3)
Commissions expense	(70)	(2.9)%
Project materials	60	103.9%
Bank and franchise fees	60	23.6%
Facilities expenses	97	13.5%
Supplies expense	119	51.2%
Outside services	143	19.2	%(4)
Other, net	47	1.3%

	$(5,065)	(14.5)%

(1)	Decrease attributable to reduced activity associated with the patent infringement claims filed against the Company during the first quarter of 2011 by SynQor, primarily due to the delay of the trial until 2016. See Note 11 to the Condensed Consolidated Financial Statements.
(2)	Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Decrease primarily attributable to decreased travel by the Company’s sales and marketing personnel.
(4)	Increase primarily attributable to an increase in the use of outside consultants by our information systems and technology department.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Research and development expenses were $21,050,000 for the six months ended June 30, 2015, an increase of $156,000, or 0.7%, from $20,894,000 for the six months ended June 30, 2014. As a percentage of net revenues, research and development expenses decreased to 17.5% from 19.6% for the respective six month periods, primarily due to the increase in net revenues.

The components of the $156,000 increase in research and development expenses for the six months ended June 30, 2015 from the six months ended June 30, 2014 were as follows (dollars in thousands):

	Increase (decrease)

Compensation	$303	2.1	%(1)
Facilities expenses	92	9.3%
Supplies expense	91	20.4%
Outside services	(44)	(7.4)%
Set-up and tooling expenses	(47)	(22.3)%
Project and pre-production materials	(89)	(3.6)%
Deferred costs	(107)	(279.4	)%(2)
Other, net	(43)	(2.1)%

	$156	0.7%

(1)	Increase primarily attributable to annual compensation adjustments in May 2015 and an increase in VI Chip headcount.
(2)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2015 and the six months ended June 30, 2014 and the changes from period to period were as follows (in thousands):

	2015	2014	Increase (decrease)

Foreign currency (losses) gains	$(78)	$24	$(102)
Gain on disposals of equipment	52	6	46
Interest income	16	37	(21)
Credit gains on available-for-sale securities	8	20	(12)
Other, net	12	25	(13)

	$10	$112	$(102)

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of the Company’s subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. The decrease in interest income for the period was due to lower average balances on our short-term and long-term investments as well as a general decrease in interest rates earned on these investments.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

Income (loss) before income taxes was $4,413,000 for the six months ended June 30, 2015 compared to $(10,341,000) for the six months ended June 30, 2014.

The provisions for income taxes and the effective income tax rates for the six months ended June 30, 2015 and the six months ended June 30, 2014 were as follows (dollars in thousands):

	2015	2014
Provision for income taxes	$200	$17
Effective income tax rate	4.5%	0.2%

The Company’s effective tax rate is lower than the statutory tax rate for the six months ended June 30, 2015 due to the utilization of net operating losses. The provision for the six months ended June 30, 2015 was primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. The provision for the six months ended June 30, 2014 was primarily due to estimated state taxes. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

Net income per diluted share attributable to Vicor Corporation was $0.11 for the six months ended June 30, 2015, compared to net loss per share of $(0.26) for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had $65,148,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.1:1 as of June 30, 2015 and 4.9:1 as of December 31, 2014. Working capital, defined as total current assets less total current liabilities, increased $7,198,000 to $97,519,000 as of June 30, 2015 from $90,321,000 as of December 31, 2014.

The changes in working capital from December 31, 2014 to June 30, 2015 were as follows (in thousands):

Increase (decrease)

Cash and cash equivalents	$9,961
Short-term investments	(270)
Accounts receivable	(1,362)
Inventories, net	(866)
Deferred tax assets	(1)
Other current assets	191
Accounts payable	(1,465)
Accrued compensation and benefits	(377)
Accrued expenses	938
Accrued severance charges	1,162
Income taxes payable	33
Deferred revenue	(746)

$7,198

The primary sources of cash for the six months ended June 30, 2015 were $12,276,000 from operating activities and $685,000 of proceeds from the issuance of Common Stock associated with the exercise of options for the purchase of shares of our Common Stock. The primary use of cash for the six months ended June 30, 2015 was the purchase of equipment of $3,324,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2015

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2015. As of June 30, 2015, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $962,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2015.

Vicor Corporation

June 30, 2015

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our long-term investments consist mainly of debt securities, of which the Failed Auction Security represents a significant portion. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its reset date could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Security attributable to credit loss is recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation stockholders’ equity. Should a decline in the value of the Failed Auction Security be other than temporary, the loss would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2015. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2015). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

June 30, 2015

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2015

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 30, 2015	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)