Form 10-Q
period 2015-09-30
VICOR CORP
filed 2015-10-29
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of September 30, 2015 was:

Common Stock, $.01 par value	27,033,478
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

i

VICOR CORPORATION

Part I – Financial Information

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1 – Financial Statements

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$68,571	$55,187
Short-term investments	—	270
Accounts receivable, less allowance of $185 in 2015 and $183 in 2014	24,614	28,431
Inventories, net	26,259	26,328
Deferred tax assets	106	107
Other current assets	2,929	3,155

Total current assets	122,479	113,478
Long-term investments, net	2,970	3,002
Property, plant and equipment, net	36,108	37,387
Other assets	1,718	1,675

Total assets	$163,275	$155,542

Liabilities and Equity
Current liabilities:
Accounts payable	$8,803	$7,932
Accrued compensation and benefits	8,628	8,663
Accrued expenses	2,341	3,178
Accrued severance charges	334	1,904
Income taxes payable	7	41
Deferred revenue	1,899	1,439

Total current liabilities	22,012	23,157

Long-term deferred revenue	503	637
Long-term income taxes payable	875	867
Deferred income taxes payable	329	329

Total liabilities	23,719	24,990

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	394	393
Additional paid-in capital	174,073	171,901
Retained earnings	101,437	94,758
Accumulated other comprehensive loss	(461)	(471)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	136,634	127,772
Noncontrolling interest	2,922	2,780

Total equity	139,556	130,552

Total liabilities and equity	$163,275	$155,542

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$48,664	$58,402	$168,800	$164,996
Cost of revenues	27,378	32,852	92,113	93,992

Gross margin	21,286	25,550	76,687	71,004
Operating expenses:
Selling, general and administrative	13,383	17,354	43,331	52,367
Research and development	10,121	10,345	31,171	31,239
Severance and other charges	—	1,983	—	1,983

Total operating expenses	23,504	29,682	74,502	85,589

Income (loss) from operations	(2,218)	(4,132)	2,185	(14,585)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	15	60	54	139
Portion of gains recognized in other comprehensive income (loss)	(11)	(41)	(42)	(100)

Net credit gains recognized in earnings	4	19	12	39
Other income (expense), net	(3)	(83)	(1)	9

Total other income (expense), net	1	(64)	11	48

Income (loss) before income taxes	(2,217)	(4,196)	2,196	(14,537)
Less: Provision (benefit) for income taxes	174	(527)	374	(510)
Gain from sale of equity method investment, net of tax	5,000	—	5,000	—

Consolidated net income (loss)	2,609	(3,669)	6,822	(14,027)
Less: Net income (loss) attributable to noncontrolling interest	106	5	143	(140)

Net income (loss) attributable to Vicor Corporation	$2,503	$(3,674)	$6,679	$(13,887)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.06	$(0.10)	$0.17	$(0.36)
Diluted	$0.06	$(0.10)	$0.17	$(0.36)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,786	38,552	38,742	38,545
Diluted	39,086	38,552	39,176	38,545

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$2,609	$(3,669)	$6,822	$(14,027)
Foreign currency translation gains (losses), net of tax (1)	61	(285)	(36)	(137)
Unrealized gains on available-for-sale securities, net of tax (2)	11	39	45	95

Other comprehensive income (loss)	72	(246)	9	(42)

Consolidated comprehensive income (loss)	2,681	(3,915)	6,831	(14,069)
Less: Comprehensive income (loss) attributable to noncontrolling interest	110	(18)	142	(153)

Comprehensive income (loss) attributable to Vicor Corporation	$2,571	$(3,897)	$6,689	$(13,916)

(1)	Net of tax provision (benefit) of $0 for the three and nine months ended September 30, 2015 and 2014, respectively.
(2)	The deferred tax assets associated with cumulative unrealized losses on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2015 and 2014. Therefore, there is no net income tax benefit recognized for the three and nine months ended September 30, 2015 and 2014.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Consolidated net income (loss)	$6,822	$(14,027)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,954	7,313
Gain from sale of equity method investment	(5,000)	—
Stock-based compensation expense	1,392	1,173
(Benefit) provision for doubtful accounts	(18)	30
Decrease in long-term deferred revenue	(103)	(104)
Gain on disposal of equipment	(54)	(6)
Credit gain on available-for-sale securities	(12)	(39)
Increase (decrease) in long-term income taxes payable	8	(538)
Change in current assets and liabilities, net	2,959	7,649

Net cash provided by operating activities	12,948	1,451

Investing activities:
Additions to property, plant and equipment	(5,596)	(4,859)
Proceeds from sale of equity method investment	5,000	—
Sales and maturities of investments	360	190
Purchases of investments	—	(80)
Proceeds from sale of equipment	54	6
Increase in other assets	(156)	(37)

Net cash used for investing activities	(338)	(4,780)

Financing activities:
Proceeds from issuance of Common Stock	781	143

Net cash provided by financing activities	781	143

Effect of foreign exchange rates on cash	(7)	33

Net increase (decrease) in cash and cash equivalents	13,384	(3,153)
Cash and cash equivalents at beginning of period	55,187	56,339

Cash and cash equivalents at end of period	$68,571	$53,186

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2015. The balance sheet at December 31, 2014 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-18277) filed by the Company with the Securities and Exchange Commission.

2. Short-Term and Long-Term Investments

As of September 30, 2015 and December 31, 2014, the Company held one auction rate security that had experienced failed auctions of $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2015, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2015.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$371	$2,629
Brokered certificates of deposit	340	1	—	341

	$3,340	$1	$371	$2,970

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$425	$2,575
Brokered certificates of deposit	700	—	3	697

	$3,700	$—	$428	$3,272

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

As of September 30, 2015, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on September 30, 2015, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in two to ten years	$340	$341
Due in ten to twenty years	—	—
Due in twenty to forty years	3,000	2,629

	$3,340	$2,970

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on September 30, 2015, with a par value of $3,000,000, was estimated by the Company to be approximately $2,629,000. The gross unrealized loss of $371,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $72,000 and an aggregate temporary impairment of $299,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the nine months ended September 30 (in thousands):

	2015	2014
Balance at the beginning of the period	$84	$395
Changes in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(12)	(39)

Balance at the end of the period	$72	$356

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

September 30, 2015

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

Assets measured at fair value on a recurring basis included the following as of September 30, 2015 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2015
Cash equivalents:
Money market funds	$11,814	$—	$—	$11,814
Long-term investments:
Failed Auction Security	—	—	2,629	2,629
Brokered certificates of deposit	—	341	—	341

Assets measured at fair value on a recurring basis included the following as of December 31, 2014 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2014
Cash equivalents:
Money market funds	$11,207	$—	$—	$11,207
Short-term investments:
Brokered certificates of deposit	—	270	—	270
Long-term investments:
Failed Auction Security	—	—	2,575	2,575
Brokered certificates of deposit	—	427	—	427

The Company has classified its brokered certificates of deposit as Level 2 because the fair value for these investments was determined utilizing observable inputs from non-active markets. The fair values fluctuate with changes in market interest rates obtained from information available in publicly quoted markets. Management tested the reported fair values by comparing them to net present value calculations utilizing a discount rate based on U.S. Treasury bill and bond yields for similar maturities.

As of September 30, 2015, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2015. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.4%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Quantitative information about Level 3 fair value measurements as of September 30, 2015 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,629	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.02%
			Cumulative probability of principal return prior to maturity	94.72%
			Cumulative probability of default	5.26%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2015 was as follows (in thousands):

Balance at the beginning of the period	$2,575
Credit gain on available-for-sale securities included in Other income (expense), net	12
Gain included in Other comprehensive income (loss)	42

Balance at the end of the period	$2,629

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$51	$41	$170	$141
Selling, general and administrative	215	278	975	842
Research and development	75	83	247	190

Total stock-based compensation	$341	$402	$1,392	$1,173

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by VI Chip Corporation. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of September 30, 2015 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $513,000 as of September 30, 2015.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Vicor Corporation	$2,503	$(3,674)	$6,679	$(13,887)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	38,786	38,552	38,742	38,545
Effect of dilutive securities: Employee stock options (2)	300	—	434	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	39,086	38,552	39,176	38,545

Basic net income (loss) per share	$0.06	$(0.10)	$0.17	$(0.36)

Diluted net income (loss) per share	$0.06	$(0.10)	$0.17	$(0.36)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 533,689 and 141,971 shares of Common Stock for the three and nine months ended September 30, 2015, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 2,001,175 shares of Common Stock for the three and nine months ended September 30, 2014 were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$18,967	$18,252
Work-in-process	2,699	3,339
Finished goods	4,593	4,737

Net balance	$26,259	$26,328

7. Other Investments

In September 2015, Intersil Corporation (“Intersil”) acquired, through a statutory merger, Great Wall Semiconductor Corporation (“GWS”), in which the Company held non-voting convertible preferred stock. GWS and its subsidiary designed and sold semiconductors, conducted research and development activities, and developed and licensed patents. A director of the Company was the founder, Chairman of the Board, President and Chief Executive Officer (“CEO”), as well as the majority voting shareholder, of GWS. The Company accounted for its investment in GWS under the equity method. The Company determined, while GWS was a variable interest entity, the Company was not the primary beneficiary. The key factors in the Company’s assessment were that the CEO of GWS had: (i) the power to direct the activities of GWS that most significantly impact its economic performance, and (ii) an obligation to absorb losses or the right to receive benefits from GWS, respectively, that could potentially be significant to GWS.

At that time of the merger transaction, the Company’s gross investment totaled $4,999,719. However, during the fourth quarter of 2008, the Company determined a decline in value judged to be other-than-temporary had occurred and, as such, the investment’s recorded value on our Consolidated Balance Sheet, as of December 31, 2008, was reduced to zero. Our decision to reduce the remaining investment balance to zero at that time was based on GWS’ continued operating losses, the impact of the global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

Under the terms of the merger agreement between GWS and Intersil, and in accordance with the terms of the shareholder agreement under which the Company made its investments, all preferred stock was redeemed at full preference value (i.e., purchased for cash equal to the original investment amount). This redemption was effected through the exchange of a share of preferred stock for (a) the right to receive the preference value in cash upon surrender of the preferred shares and (b) the non-transferable right to receive certain cash payments as additional consideration, after a period of 16 months, associated with (i) the release by Intersil of some or all of the $2,625,000 portion of total consideration held in escrow by Intersil for potential funding of indemnification and related obligations made by GWS and its selling shareholders and (ii) additional consideration of up to $4,000,000, payable in the event Intersil achieved certain revenue goals related to GWS products. Immediately after the closing of the merger transaction, the Company received the full preference value, equal to its gross investment in GWS. Because the net investment on the Company’s Consolidated Balance Sheet had a value of zero, the full preference value was recorded as a gain from sale of equity method investment in the third quarter of 2015. Just prior to the merger, the Company also received, as a dividend from GWS, shares of an entity in which GWS held an investment. Such shares were deemed by the Company to have a value of zero on the date of receipt.

While the Company’s shares of preferred stock were never converted into shares of non-voting common stock, as provided for in the terms of the shareholder agreement under which the Company made its investment, the proportionate share of the contingent amounts described above was calculated assuming such a conversion, resulting in a pro forma proportionate share for the Company of any amounts paid of 27.0%. The Company will record its proportionate share of any additional consideration when it is determined to be realizable. As a former stockholder of GWS, the Company is subject to the indemnification provisions in the merger agreement, as noted above. In certain cases, the Company’s indemnification obligation can extend to the full amount of the merger consideration received by the Company, however, the Company believes the likelihood of any such indemnification obligation occurring is remote.

The Company and GWS were parties to an intellectual property cross-licensing agreement, a license agreement, and two supply agreements, under which the Company purchased certain components from GWS. Intersil, through the merger transaction, has assumed all of GWS’ rights and obligations under these agreements. Company purchases from GWS totaled approximately $1,764,000 and $1,698,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company owed GWS

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

approximately $30,000 and $170,000 as of September 30, 2015 and December 31, 2014, respectively. During the second quarter of 2009, the Company entered into a license agreement with GWS in which the Company paid $500,000 to obtain certain rights to several GWS semiconductor devices. This amount was recorded on the Company’s Consolidated Balance Sheets in “Other assets” and was fully amortized, on a straight-line basis, over four years.

8. Severance and Other Charges

In July 2014, the Company’s management authorized the consolidation of the manufacturing of its Westcor division products, announcing its intent to transfer those operations from Westcor’s Sunnyvale, California facility to the Company’s primary manufacturing facility in Andover, Massachusetts, by the end of 2014. As a result, the Company recorded a pre-tax charge of $2,207,000 in the second half of 2014, primarily for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. The Company also incurred other costs related to the relocation of the manufacturing operations, primarily freight costs, for the transfer of inventories and equipment, and employee travel expenses, of which approximately $303,000 was expensed in the second half of 2014. The related liability is presented as “Accrued severance charges” in the Condensed Consolidated Balance Sheets.

A summary of the activity related to the accrued severance charges, is as follows (in thousands):

Balance as of December 31, 2014	$1,904
Payments	(591)

Balance as of March 31, 2015	1,313
Payments	(571)

Balance as of June 30, 2015	742
Payments	(408)

Balance as of September 30, 2015	$334

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Product warranty activity for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$332	$225	$204	$283

Accruals for warranties for products sold in the period	280	76	465	159

Fulfillment of warranty obligations	(18)	(98)	(75)	(230)
Revisions of estimated obligations	—	(1)	—	(10)

Balance at the end of the period	$594	$202	$594	$202

10. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss) and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns.

The provisions for income taxes and the effective income tax rates for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for income taxes	$174	$(527)	$374	$(510)
Effective income tax rate	7.8%	(12.6%)	17.0%	(3.5%)

The Company’s effective tax rate is lower than the statutory tax rate in each 2015 period due to the utilization of net operating losses. The provisions for the three and nine months ended September 30, 2015 were primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. For the three and nine months ended September 30, 2014, no tax benefit could be recognized for the majority of the Company’s losses due to a full valuation allowance against all domestic deferred tax assets. The Company did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

As discussed in Note 7, the Company recorded a gain from sale of equity method investment in the third quarter of 2015 for cash consideration received equal to its gross investment in GWS of $4,999,719 for the full preference value of its non-voting convertible preferred stock upon GWS’ acquisition by Intersil, as the value of the investment for financial reporting purposes was zero. For income tax purposes, though, the value of the investment was $4,999,719 at the time of the redemption as it was not previously deducted for tax purposes and, therefore, there will be no gain or loss on the transaction for income tax purposes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

As of September 30, 2015, the Company had a valuation allowance of approximately $25,754,000 primarily against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment, was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) then-recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company had the ability to carry back federal net operating losses or credits to utilize against federal taxable income, it estimated it would generate only $1,600,000 in cash refunds (which were received subsequently, in the fourth quarter of 2014); and (4) the lack of prudent and feasible tax planning strategies. These assessment factors remain essentially unchanged, as the Company remained in a significant cumulative loss position as of September 30, 2015. As a result, management believes a full valuation allowance against all domestic net deferred tax assets was warranted as of September 30, 2015. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statements of operations, the effect of which would be an increase in reported net income. A portion of such an adjustment may be accounted for through an increase to “Additional paid-in capital”, a component of stockholders’ equity. The amount of any such tax benefit associated with release of the Company’s valuation allowance in a particular quarter may be material.

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

11. Commitments and Contingencies

At September 30, 2015, the Company had approximately $2,327,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in the U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On that date, SynQor also announced it and Ericsson had entered into a definitive settlement agreement, the terms of which were not disclosed. On September 16, 2011, the U.S. District Court for the Eastern District of Texas (the “Texas Court”) issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (the “ ‘290 patent”), which was issued on that day. As with SynQor’s original

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

complaint, the amended complaint alleges the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringe the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the Texas Court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the Texas Court’s claim construction ruling. On March 31, 2014, the Texas Court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. On June 30, 2014, the Company filed a number of motions seeking summary judgment in this matter, including for a finding of no direct, indirect, or willful infringement and for a finding of indefiniteness with respect to U.S. Patent No. 7,272,021 (the “ ‘021 patent”), which is one of four related patents at question in the Texas Action. The Texas Court has yet to rule on these motions. On October 23, 2014, the Texas Court issued an order continuing trial in this matter indefinitely. On January 7, 2015, the Company’s case and that of Cisco were assigned to a new judge within the Texas Court. On February 6, 2015, SynQor filed a motion to consolidate the Company’s and Cisco’s cases for trial, which was subsequently denied. On March 13, 2015, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Circuit issued a ruling invalidating certain claims of U.S. Patent No. 7,072,190 (the “ ‘190 patent”) asserted by SynQor against the Company. Challenges to the validity of the remaining claims relating to the ‘190 patent, and to the remaining patents asserted by SynQor against the Company, remain pending before the U.S. Patent and Trademark Office and in the Texas Action. On March 26, 2015, the Texas Court scheduled pre-trial conferences for September 15, 2015, for Cisco’s case and January 13, 2016, for the Company’s case. On April 20, 2015, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a decision upholding the validity of all of the claims of SynQor’s U.S. Patent No. 7,564,702 (the “ ‘702 patent”), another of the power converter patents included in the claims asserted against the Company in the Texas Action. On May 20, 2015, the Company filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. On May 5, 2015, the PTAB issued a decision invalidating all of the asserted claims of the ‘021 patent. On June 10, 2015, SynQor filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. The Company has received no notice from the Texas Court regarding the timing of rulings on the Company’s summary judgment motions. On June 19, 2015, the Texas Court issued an order scheduling a jury trial in SynQor’s patent infringement action against Cisco beginning on November 30, 2015. SynQor’s patent infringement allegations against Cisco include allegations that Cisco is using certain parts supplied by the Company in infringing circuits. On October 5, 2015, the Texas Court issued an order denying a motion by Cisco seeking a stay of SynQor’s case against Cisco pending the resolution of matters concerning the asserted SynQor patents before the PTAB.

The Company continues to believe none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation, including such use by Cisco. The Company believes SynQor’s claims lack merit and, therefore, continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable for this matter. If a loss were to be incurred, however, the Company cannot estimate the amount of possible loss or range of possible loss at this time.

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

September 30, 2015

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

The following table provides segment financial data for the three months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations(1)	Total
2015:
Net revenues	$41,119	$6,023	$2,791	$—	$(1,269)	$48,664
Income (loss) from operations	5,612	(6,564)	(1,169)	(97)	—	(2,218)
Total assets	163,801	15,372	4,796	88,142	(108,836)	163,275
Depreciation and amortization	1,119	633	123	356	—	2,231

2014:
Net revenues	$45,972	$10,321	$4,081	$—	$(1,972)	$58,402
Income (loss) from operations	2,369	(6,429)	156	(228)	—	(4,132)
Total assets	149,125	18,876	4,945	77,397	(91,624)	158,719
Depreciation and amortization	1,155	850	103	351	—	2,459

The following table provides segment financial data for the nine months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations(1)	Total
2015:
Net revenues	$131,396	$28,939	$13,870	$—	$(5,405)	$168,800
Income (loss) from operations	17,618	(15,336)	474	(571)	—	2,185
Total assets	163,801	15,372	4,796	88,142	(108,836)	163,275
Depreciation and amortization	3,424	2,150	318	1,062	—	6,954

2014:
Net revenues	$137,546	$24,296	$9,698	$—	$(6,544)	$164,996
Income (loss) from operations	10,030	(22,682)	(1,371)	(562)	—	(14,585)
Total assets	149,125	18,876	4,945	77,397	(91,624)	158,719
Depreciation and amortization	3,506	2,429	309	1,069	—	7,313

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

13. Impact of Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance for inventory accounting, which will require companies to measure in scope inventory at the lower of cost or net realizable value. Current guidance requires an entity to measure inventory at the lower of cost or market. The new guidance does not apply to inventory that is measured using last-in, first-out (“LIFO”) or retail inventory methods. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”), which the Company employs, or average cost methods. The new guidance will be effective for the Company on January 1, 2017, and is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will be evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective which, for the Company, will now be on January 1, 2018, as on July 9, 2015, the FASB voted to defer the effective date of the new standard by one year. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect the standard will have on its ongoing financial reporting.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar words or expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a highly diversified customer base to serving an increasing number of large customers; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing, capacity, and the timing thereof; the Company’s belief regarding currency risk being mitigated because of limited foreign exchange fluctuation exposure; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation as to whether current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those expressed or implied by forward-looking statements as a result of various factors, including the Company’s ability to: hire and retain key personnel; develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across both markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Overview

We design, develop, manufacture, and market modular power components and complete power systems and have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets our modular power converters and configurable products, and also includes the six entities comprising Vicor Custom Power and the BBU operations of VJCL. In December 2014, we completed the consolidation of the manufacturing of Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts. The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets our FPA products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

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

We incurred an operating loss in the third quarter of 2015, and, as anticipated, our revenue in the third quarter of 2015 was lower than in the first two quarters of 2015. Our lower revenue in the third quarter of 2015 was due in part to a transition to a new voltage regulation standard within the datacenter market, which has caused shifts in the timing of revenues and delays in expected bookings. While bookings were sequentially slightly higher in the third quarter of 2015, they were significantly lower than quarterly bookings from the second quarter of 2014 through the first quarter of 2015. We therefore continue to face an uncertain outlook in the near term. Certain markets in which we have historically focused remain weak, notably defense electronics. Geographically, demand remains weak due to economic uncertainty across certain regions. Because we are shifting our strategy toward serving fewer, higher volume customers with our innovative new products, we currently are vulnerable to swings in demand from a relatively small number of early adopting customers, although our objective is to diversify our customer base, given the breadth of applications of these new products. However, until customer adoption of these new products accelerates, we may not achieve such customer diversification.

Revenues for the third quarter of 2015 decreased by 16.7% to $48,664,000 from $58,402,000 for the third quarter of 2014, and decreased by 13.3% on a sequential basis from $56,119,000 for the second quarter of 2015, primarily due to a decrease in customer bookings in the third quarter of 2015 compared to the third quarter of 2014. Export sales as a percentage of total revenues for the respective quarters ended September 30, 2015 and 2014 were approximately 57% and 61%. Gross margin decreased to $21,286,000 for the third quarter of 2015 from $25,550,000 for the third quarter of 2014, and decreased on a sequential basis from $26,510,000 for the second quarter of 2015. Gross margin as a percentage of revenue remained flat at 43.7% for the third quarter of 2015 compared to the third quarter of 2014, despite the decrease in net revenues, due to average selling price improvement across several BBU programs, along with realizing the full benefit of the Westcor consolidation into Andover production. Gross margin decreased on a sequential basis from 47.2% for the second quarter of 2015 due to the decrease in net revenues.

Revenues for the nine months ended September 30, 2015 increased by 2.3% to $168,800,000 from $164,996,000 for the nine months ended September 30, 2014, primarily due to an increase in the Picor and VI Chip segments’ customer bookings in the fourth quarter of 2014 plus the first and second quarters of 2015 compared to the fourth quarter of 2013 plus the first and second quarters of 2014. Export sales as a percentage of total revenues for the nine months ended September 30, 2015 and 2014 were approximately 60% and 59%, respectively. Gross margin increased to $76,687,000 for the nine months ended September 30, 2015 from $71,004,000 for the nine months ended September 30, 2014. Gross margin as a percentage of revenue increased to 45.4% for the nine months ended September 30, 2015 compared to 43.0% for the nine months ended September 30, 2014.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $43,344,000 at the end of the third quarter of 2015, as compared to $41,616,000 at the end of the second quarter of 2015 and $52,544,000 at the end of the third quarter of 2014.

Operating expenses for the third quarter of 2015 decreased $6,178,000, or 20.8%, to $23,504,000 from $29,682,000 for the third quarter of 2014, primarily due to a decrease in selling, general and administrative expenses of $3,971,000. The primary components of the decrease in selling, general and administrative expenses were declines in legal fees of $2,939,000, compensation expenses of $765,000, and commissions expense of $115,000, partially offset by an increase in audit, tax, and accounting fees of $113,000. The decrease in legal fees is due to reduced activity with our ongoing litigation with SynQor. As addressed elsewhere, we intend to continue our vigorous defense of SynQor’s intellectual property claims and cannot predict the ultimate cost of such defense or when the claims might be resolved. The lower costs of this ongoing litigation continued the trend begun in the fourth quarter of 2014 associated with continued delays in the expected trial date.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Operating expenses for the nine months ended September 30, 2015 decreased $11,087,000, or 13.0%, to $74,502,000 from $85,589,000 for the nine months ended September 30, 2014, primarily due to a decrease in selling, general and administrative expenses of $9,036,000. The primary components of the decrease in selling, general and administrative expenses were declines in legal fees of $7,881,000, for reasons noted above, compensation expenses of $1,016,000, advertising expenses of $253,000, and travel expenses of $205,000, partially offset by an increase in audit, tax, and accounting fees of $117,000, and facilities expenses of $111,000.

In September 2015, Intersil Corporation (“Intersil”) acquired Great Wall Semiconductor Corporation (“GWS”). At that time, the Company’s gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving the Company an approximately 27% ownership interest in GWS. The Company received cash consideration of $4,999,719 for its investment from Intersil, representing full preference value of its share of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Net income attributable to Vicor Corporation for the third quarter of 2015 was $2,503,000, or $0.06 per diluted share, compared to net loss attributable to Vicor Corporation of $(3,674,000), or $(0.10) per share, for the third quarter of 2014, and net income attributable to Vicor Corporation of $805,000, or $0.02 per diluted share, for the second quarter of 2015. The increase in net income per diluted share was due, in part, to the acquisition of GWS by Intersil and the resulting gain from sale of equity method investment recorded by the Company, as discussed above.

Net income attributable to Vicor Corporation for the nine months ended September 30, 2015, was $6,679,000, or $0.17 per diluted share, compared to net loss attributable to Vicor Corporation of $(13,887,000), or $(0.36) per share, for the nine months ended September 30, 2014. This increase in net income per diluted share was due to the increase in net revenues and the acquisition of GWS by Intersil and the resulting gain from sale of equity method investment recorded by the Company, as discussed above.

For the nine months ended September 30, 2015, depreciation and amortization totaled $6,954,000 and capital additions totaled $5,596,000, compared to totals of $7,313,000 and $4,859,000, respectively, for the nine months ended September 30, 2014.

Inventories decreased by approximately $69,000, or 0.3%, to $26,259,000, compared to $26,328,000 at December 31, 2014. This decrease was primarily associated with a decrease in VI Chip inventories of $773,000, partially offset by an increase in BBU inventories of $644,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of the Company’s critical accounting policies and estimates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Three months ended September 30, 2015, compared to three months ended September 30, 2014

Net revenues for the third quarter of 2015 were $48,664,000, a decrease of $9,738,000, or 16.7% as compared to $58,402,000 for the third quarter of 2014, and decreased $7,455,000, or 13.3%, on a sequential basis from $56,119,000 for the second quarter of 2015.

Net revenues, by segment, for the third quarter of 2015 and the third quarter of 2014 were as follows (dollars in thousands):

			Decrease
	2015	2014	$	%
BBU	$41,119	$45,972	$(4,853)	(10.6)%
VI Chip	5,789	9,949	(4,160)	(41.8)%
Picor	1,756	2,481	(725)	(29.2)%

Total	$48,664	$58,402	$(9,738)	(16.7)%

The decrease in consolidated net revenues for the third quarter of 2015 over the third quarter of 2014 was primarily due to a 23.2% decrease in bookings in the third quarter of 2015 compared to the third quarter of 2014. While bookings declined across all three segments, bookings were significantly lower for VI Chip and Picor, due to decreased bookings from the two segments’ major datacenter customer. Customer bookings patterns continue to be unpredictable, particularly for the VI Chip and Picor segments. The decrease in BBU revenues was primarily attributable to a decrease in other BBU revenues of approximately $3,787,000 and a decrease in VJCL revenues of $862,000.

Gross margin for the third quarter of 2015 decreased $4,264,000, or 16.7%, to $21,286,000 from $25,550,000 for the third quarter of 2014. Gross margin as a percentage of net revenues remained flat at 43.7% compared to the third quarter of 2014. The decrease in gross margin was due to the decrease in net revenues. The gross margin percentage remained the same, despite the decrease in net revenues, due to average selling price improvement across several BBU programs, along with realizing the full benefit of the Westcor consolidation into Andover production.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Selling, general and administrative expenses were $13,383,000 for the third quarter of 2015, a decrease of $3,971,000, or 22.9%, from $17,354,000 for the third quarter of 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.5% for the third quarter of 2015 from 29.7% for the third quarter of 2014 due to lower expenses recorded for the third quarter of 2015, in contrast to those levels recorded for the third quarter of 2014.

The components of the $3,971,000 decrease in selling, general and administrative expenses for the third quarter of 2015 from the third quarter of 2014 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$(2,939)	(87.8	)%(1)
Compensation	(765)	(8.6	)%(2)
Commissions expense	(115)	(10.3	)%(3)
Travel expenses	(89)	(12.9)%
Employment recruiting	(64)	(69.3)%
Audit, tax, and accounting fees	113	35.3%
Other, net	(112)	(3.9)%

	$(3,971)	(22.9)%

(1)	Decrease attributable to reduced activity associated with patent infringement claims filed against the Company during the first quarter of 2011 by SynQor, primarily due to the delay of the trial until 2016. See Note 11 to the Condensed Consolidated Financial Statements.
(2)	Decrease primarily attributable to the decrease in bonuses and the consolidation of Westcor operations.
(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

Research and development expenses were $10,121,000 for the third quarter of 2015, a decrease of $224,000, or 2.2%, compared to $10,345,000 for the third quarter of 2014. As a percentage of net revenues, research and development expenses increased to 20.8% for the third quarter of 2015 from 17.7% for the third quarter of 2014, due to the decrease in net revenues.

The components of the $224,000 decrease in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(185)	(2.6)%
Set-up and tooling expenses	(45)	(35.5)%
Supplies expense	42	22.3%
Other, net	(36)	(1.2)%

	$(224)	(2.2)%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

The significant components of ‘‘Other income (expense), net’’ for the third quarter of 2015 and the third quarter of 2014, and the changes between the periods were as follows (in thousands):

	2015	2014	Increase (decrease)
Interest income	$15	$24	$(9)
Credit gain on available-for-sale securities	4	19	(15)
Gain on disposals of equipment	2	—	2
Foreign currency losses, net	(26)	(117)	91
Other, net	6	10	(4)

	$1	$(64)	$65

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of the Company’s subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. The decrease in interest income for the third quarter of 2015, as compared to the third quarter of 2014, was due to lower average balances on our short-term and long-term investments, as well as a general decrease in interest rates earned on these investments.

Loss before income taxes was $(2,217,000) for the third quarter of 2015, as compared to $(4,196,000) for the third quarter of 2014.

The provision (benefit) for income taxes and the effective income tax rates for the third quarter of 2015 and the third quarter of 2014 were as follows (dollars in thousands):

	2015	2014
Provision (benefit) for income taxes	$174	$(527)
Effective income tax rate	7.8%	(12.6%)

The Company’s effective tax rate is lower than the statutory tax rate for the three months ended September 30, 2015 due to the utilization of net operating losses. The provision for the three months ended September 30, 2015 was primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. For the three months ended September 30, 2014, no tax benefit could be recognized for the majority of the Company’s losses due to a full valuation allowance against all domestic deferred tax assets. The Company did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

In September 2015, Intersil acquired GWS. At that time, the Company’s gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving the Company an approximately 27% ownership interest in GWS. The Company received cash consideration of $4,999,719 for its investment from Intersil, representing full preference value of its shares of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Net income per diluted share attributable to Vicor Corporation was $0.06 for the third quarter of 2015, compared to net loss per share of $(0.10) for the third quarter of 2014. This increase was due, in part, to the acquisition of GWS by Intersil and the resulting gain from sale of equity method investment recorded by the Company, as discussed above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Net revenues for the nine months ended September 30, 2015 were $168,800,000, an increase of $3,804,000, or 2.3%, from $164,996,000 for the nine months ended September 30, 2014.

Net revenues, by segment, for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 were as follows (dollars in thousands):

			Increase (decrease)
	2015	2014	$	%
BBU	$131,396	$137,546	$(6,150)	(4.5)%
VI Chip	27,844	22,732	5,112	22.5%
Picor	9,560	4,718	4,842	102.6%

Total	$168,800	$164,996	$3,804	2.3%

The overall increase in consolidated net revenues for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 was due primarily to increased Picor and VI Chip bookings from the two segments’ major datacenter customer in the fourth quarter of 2014 plus the first and second quarters of 2015, compared to the fourth quarter of 2013 plus the first and second quarters of 2014. Customer bookings patterns continue to be unpredictable, particularly with the VI Chip and Picor segments. The decrease in BBU revenues was primarily attributable to a decrease in Vicor Custom Power revenues of approximately $4,486,000 and a decrease in VJCL revenues of $2,001,000, partially offset by an increase in other BBU revenues of approximately $410,000.

Gross margin for the nine months ended September 30, 2015 increased $5,683,000, or 8.0%, to $76,687,000 from $71,004,000 for the nine months ended September 30, 2014. Gross margin as a percentage of net revenues increased to 45.4% from 43.0% for the respective nine month periods. The increase in gross margin and gross margin percentage primarily was due to the increase in VI Chip and Picor net revenues, particularly due to a larger proportion of higher margin Picor products. In addition, the gross margin for BBU products remained relatively flat, despite their decrease in net revenues, due to average selling price improvements across several BBU programs, along with realizing the full benefit of the Westcor consolidation into Andover production.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Selling, general and administrative expenses were $43,331,000 for the nine months ended September 30, 2015, a decrease of $9,036,000, or 17.3%, compared to $52,367,000 for the nine months ended September 30, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 25.7% from 31.7% for the respective nine month periods due to the combination of the higher revenues and lower expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The components of the $9,036,000 decrease in selling, general and administrative expenses for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$(7,881)	(83.4	)%(1)
Compensation	(1,016)	(3.8	)%(2)
Advertising expenses	(253)	(14.8	)%(3)
Travel expenses	(205)	(9.6	)%(4)
Commissions expense	(185)	(5.2	)%(5)
Outside services	107	9.0%
Supplies expense	108	31.8%
Facilities expenses	111	10.3%
Audit, tax, and accounting fees	117	8.8%
Other, net	61	1.3%

	$(9,036)	(17.3)%

(1)	Decrease attributable to reduced activity associated with the patent infringement claims filed against the Company during the first quarter of 2011 by SynQor, primarily due to the delay of the trial until 2016. See Note 11 to the Condensed Consolidated Financial Statements.
(2)	Decrease primarily attributable to the decrease in bonuses and the consolidation of Westcor operations.
(3)	Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(4)	Decrease primarily attributable to decreased travel by the Company’s sales and marketing personnel.
(5)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

Research and development expenses were $31,171,000 for the nine months ended September 30, 2015, a decrease of $68,000, or 0.2%, from $31,239,000 for the nine months ended September 30, 2014. As a percentage of net revenues, research and development expenses decreased to 18.5% from 18.9% for the respective nine month periods, primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

The significant components of ‘‘Other income (expense), net’’ for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 and the changes from period to period were as follows (in thousands):

	2015	2014	Increase (decrease)
Gain on disposals of equipment	$54	$6	$48
Interest income	31	61	(30)
Credit gains on available-for-sale securities	12	39	(27)
Foreign currency losses, net	(104)	(93)	(11)
Other, net	18	35	(17)

	$11	$48	$(37)

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

Income (loss) before income taxes was $2,196,000 for the nine months ended September 30, 2015 compared to $(14,537,000) for the nine months ended September 30, 2014.

The provision (benefit) for income taxes and the effective income tax rates for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 were as follows (dollars in thousands):

	2015	2014
Provision (benefit) for income taxes	$374	$(510)
Effective income tax rate	17.0%	(3.5%)

The Company’s effective tax rate is lower than the statutory tax rate for the nine months ended September 30, 2015 due to the utilization of net operating losses. The provision for the nine months ended September 30, 2015 was primarily due to the estimated federal and state taxes for one noncontrolling interest subsidiary and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. For the nine months ended September 30, 2014, no tax benefit could be recognized for the majority of the Company’s losses due to a full valuation allowance against all domestic deferred tax assets. The Company did recognize a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter. The Company continues to maintain a full valuation allowance against all remaining domestic deferred tax assets.

In September 2015, Intersil acquired GWS. At that time, the Company’s gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving the Company an approximately 27% ownership interest in GWS. The Company received cash consideration of $4,999,719 for its investment from Intersil, representing full preference value of its shares of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Net income per diluted share attributable to Vicor Corporation was $0.17 for the nine months ended September 30, 2015, compared to net loss per share of $(0.36) for the nine months ended September 30, 2014. This increase was due to the increase in net revenues and the acquisition of GWS by Intersil and the resulting gain from sale of equity method investment recorded by the Company, as discussed above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2015

Liquidity and Capital Resources

As of September 30, 2015, we had $68,571,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.6:1 as of September 30, 2015 and 4.9:1 as of December 31, 2014. Working capital, defined as total current assets less total current liabilities, increased $10,146,000 to $100,467,000 as of September 30, 2015 from $90,321,000 as of December 31, 2014.

The changes in working capital from December 31, 2014 to September 30, 2015 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$13,384
Short-term investments	(270)
Accounts receivable	(3,817)
Inventories, net	(69)
Deferred tax assets	(1)
Other current assets	(226)
Accounts payable	(871)
Accrued compensation and benefits	35
Accrued expenses	837
Accrued severance charges	1,570
Income taxes payable	34
Deferred revenue	(460)

$10,146

The primary sources of cash for the nine months ended September 30, 2015 were $12,948,000 from operating activities, $5,000,000 of proceeds from the sale of our investment in non-voting convertible preferred stock of GWS upon GWS’ acquisition by Intersil, discussed above, and $781,000 of proceeds from the issuance of Common Stock associated with the exercise of options for the purchase of shares of our Common Stock. The primary use of cash for the nine months ended September 30, 2015 was the purchase of equipment of $5,596,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2015. As of September 30, 2015, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $2,327,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2015.

Vicor Corporation

September 30, 2015

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and long-term investments, and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our long-term investments consist mainly of debt securities, of which the Failed Auction Security represents a significant portion. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its reset date could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Changes in the fair value of the Failed Auction Security attributable to credit loss is recorded through earnings, with the remainder of any change recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation stockholders’ equity. Should a decline in the value of the Failed Auction Security be other-than-temporary, the loss would be recorded in “Other income (expense), net.” We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2015. (See Note 2 to the Condensed Consolidated Financial Statements for additional details).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2015). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2015

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2015

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 –“Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 29, 2015	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)