Form 10-K
period 2015-12-31
VICOR CORP
filed 2016-03-08
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $199,714,000.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 29, 2016
Class A Common Stock	27,035,328
Class B Common Stock	11,758,218

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2016 annual meeting of stockholders are incorporated by reference into Part III.

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor®,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “expects,” “anticipates,” “intend,” “estimate,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar expressions identify forward-looking statements. Forward-looking statements also include statements regarding: the transition of our business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; our plans to invest in expanded manufacturing capacity and the timing and location thereof; our continued success depending in part on our ability to attract and retain qualified personnel; our belief cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations for the foreseeable future; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These statements are based upon our current expectations and estimates as to the prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including our ability to: develop and market new products and technologies cost effectively and on a timely basis; leverage our new technologies in standard products to promote market acceptance of our approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing our market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for our products across served markets and geographies; improve manufacturing and operating efficiencies; successfully enforce our intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting, including our ability to obtain required financial information for investments on a timely basis, our ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in this Annual Report on Form 10-K, including but not limited to those described under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the Securities and Exchange Commission from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede, or update the factors discussed in this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

ITEM 1.	BUSINESS

Overview

Vicor Corporation designs, develops, manufactures, and markets modular power components and power systems for converting, regulating, and controlling electric current. We consider power components analogous to building blocks, and our strategy is based largely on products, performing distinct functions, that can be flexibly combined to enable a complete power system. We serve customers with applications for which the high conversion efficiency (i.e., the ratio of output power in watts to the power consumed by the device) and high power density (i.e., the amount of power in watts divided by the volume of the device) of our products are well suited. We also offer a range of subsystems, utilizing our modular components, to meet the specific needs of certain customers.

In the market segments we serve, we position the Company as a vendor of power components that can be utilized individually, given their market-leading performance, or combined, given their level of integration, to create highly-differentiated power management solutions. We articulate this positioning through our “Power Component Design Methodology”, which is our approach to providing our customers the modular products, design tools, and support to enable the rapid design of comprehensive power conversion and management systems.

Our website, www.vicorpower.com, sets forth detailed information describing our Power Component Design Methodology, all of our products, the applications for which they may be used, and our suite of design tools. The information contained on our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. We conduct business primarily through the activities of our Brick Business Unit (“BBU”), established in 2005, and our two operating subsidiaries, Picor Corporation, established in 2001, and VI Chip Corporation, established in 2007. Picor Corporation is headquartered in North Smithfield, Rhode Island, and also has personnel based in Andover, Massachusetts. VI Chip Corporation also is headquartered in Andover, Massachusetts, where its manufacturing facilities are co-located with those of the BBU.

Our Vicor Custom Power™ locations are geographically distributed across the United States and all are incorporated in Delaware. In December 2015, we completed the statutory merger of one Vicor Custom Power subsidiary, Mission Power Solutions, Inc., with and into another subsidiary, Northwest Power, Inc., after which we closed the Mission Power Solutions location. Also in December 2015, we sold our 49% ownership interest in Aegis Power Systems, Inc. to Aegis Power Systems, thereby ending our formal relationship with the subsidiary. The consolidated financial statements presented herein reflect these transactions.

Internationally, we conduct business through subsidiaries incorporated in or branch offices established in individual countries. Vicor Japan Company, Ltd. (“VJCL”), our majority-owned Japanese subsidiary, which is engaged in sales and customer support activities exclusively for the Japanese market, is headquartered in Tokyo, Japan. Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, serves as our European distribution center. We have established individual subsidiaries or branch offices to conduct the activities of Technical Support Centers (“TSCs”) located outside of the United States.

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

Market Background and Our Strategy

In electrically-powered devices utilizing alternating current (“AC”) voltage from a primary AC source (for example, a wall outlet), a power system converts AC voltage into the stable direct current (“DC”) voltage necessary to power subsystems and/or individual applications and devices (known as “loads”). In many electronic devices, this DC voltage may be further converted to one or more higher or lower voltages required by a range of loads. In equipment utilizing DC voltage from a primary DC source (for example, a battery), the initial DC voltage similarly may require further conversion to one or more voltages. Because numerous applications requiring different DC voltages and varied power ratings may exist within an electronic device, and system power architectures themselves vary, we offer an extensive range of products and accessories in numerous application-specific configurations. We believe our product offering is among the most comprehensive in the market segments we serve.

Since the Company was founded, our product strategy has been driven by innovations in design, largely enabled by our focus on the development of differentiated technologies, often implemented in proprietary semiconductor circuitry. Many of our products incorporate patented or proprietary implementations of high-frequency switching topologies, which enable the design of converter modules much smaller and more efficient than conventional alternatives. Emphasizing the superior power density and performance advantages of this technology, our primary product strategy since our founding has been to offer a comprehensive range of component-level building blocks to configure a power system specific to a customer’s needs.

Our strategy, competitive positioning, and product offerings, all based on highly differentiated product performance, have anticipated the evolution of system power architectures. As system designs advanced along with the demands of the loads powered, the inherent limitations of historically accepted system power architectures have caused designers to seek out improved solutions.

In 1984, we introduced a significant enhancement of the standardized DC-DC converter: the fully-encapsulated “brick” module. Our innovative, patented technology utilized our implementation of zero current soft switching topology to deliver unprecedentedly high switching frequencies and, in turn, unprecedented power density. Superior conversion efficiency, overall performance improvements, and full encapsulation (which provided shielding from environmental influences) contributed to significant enhancement of thermal performance characteristics, an important competitive advantage. Such thermal performance enhancement has been critical to the differentiation of our power converters, as the by-product of voltage conversion is heat, which must be dissipated in order to assure the performance of the converter itself and the overall system to which it is delivering power.

The brick module integrated transformation, regulation, isolation, filtering, and/or input protection into a single device, thereby driving the adoption of the Distributed Power Architecture (“DPA”). The dominant system power architecture up until that time, the Centralized Power Architecture (“CPA”), generates all system voltages centrally and distributes these voltages to loads using individual distribution buses (i.e., a conductive circuit, generally made of copper). CPA became expensive and impractical for electronic systems increasingly characterized by widely distributed loads requiring lower voltages, higher currents, and higher speeds. DPA, enabled by the brick concept, allows the distribution of one DC voltage system-wide and downstream conversion of that voltage, with a brick, at a specific load. This approach allows electricity to be distributed through a complex system in the most efficient manner, at a uniform higher voltage (typically 48 volts), thereby dramatically reducing distribution and conversion losses, lowering copper consumption, and significantly increasing design flexibility. With patented advances in switching topology and converter design, Vicor became a leading vendor of brick DC-DC converters in the 1980s and 1990s, particularly within the telecommunications infrastructure segment of the market.

With the advent of enterprise computing in the 1990s, the limitations of DPA became apparent, as the number of different loads on a system board increased beyond the level for which DPA and bricks were well-

suited. The Intermediate Bus Architecture (“IBA”), a multi-stage extension of DPA, addressed the space constraints, performance requirements, and cost challenges of highly complex system boards by further separating the functions of DC conversion carried out by the brick, which in IBA is replaced by an isolated bus converter delivering a stepped-down (i.e., reduced), unregulated voltage to a non-isolated point-of-load regulator. For computing and, later, networking applications, IBA was more scalable and cost-efficient, as numerous brick DC-DC converters on a system board were replaced by one brick DC-DC converter, providing one system-wide distributed voltage, accompanied by numerous, lower-cost bus converters providing an intermediate bus voltage, typically from 5 to 14 volts, to point-of-load regulators.

Two significant industry changes coincided with the broad adoption of IBA in the late 1990s and the early 2000s. The first change was the significant decline of the telecommunications infrastructure segment that represented our primary focus, while the second change was a pronounced shift toward product commoditization, primarily driven by globalization. These two changes had an interrelated impact on our strategy, as the primary driver of IBA adoption was initial cost reduction, not system conversion efficiency. As such, IBA was broadly implemented using 12 volt distribution, not the more efficient 48 volt distribution, our core competency.

Unwilling to pursue rapidly commoditized market opportunities, notably in IBA, and unwilling to relocate our manufacturing to lower-cost countries, we shifted our strategy and operations in the 2000s to emphasize “mass customization”, using highly automated, efficient, domestic manufacturing to serve customers with product design and performance requirements, across a wide range of worldwide market segments, that could not be met by high-volume oriented competitors. We focused on applications, largely implementations of DPA, for which our brick DC-DC converters were well-suited, in market segments such as aerospace and defense electronics, industrial automation and equipment, instrumentation and test equipment, and transportation (e.g., rail). This strategy has been the basis upon which the BBU has competed since this strategic and operational shift. The customers served range from independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers.

During the 2000s, we embarked on a long-term strategy based on our belief that our competitors’ products and existing system power architectures, notably IBA, would not meet evolving market requirements, notably system conversion efficiency. Over the last decade, we have invested significantly in the development of new power component technologies and product concepts addressing two meaningful market trends, the first toward higher required conversion efficiencies, and the second toward higher currents, more and diverse on-board voltages, and the higher performance demands of numerous complex loads. Reflecting the versatile, building block approach of our Power Component Design Methodology, we introduced our Factorized Power Architecture™ (“FPA”), an innovative, component-based approach to flexible, rapid system design, based on separate components optimized to perform a specific function. We continue to believe FPA represents a compelling architectural alternative to other architectural implementations, as it offers superior conversion efficiency, higher power density, improved system responsiveness, and an attractive total cost of ownership, while offering design flexibility FPA increases total system conversion efficiency by separating power conversion stages, reducing the number of stages required (i.e., duplicated functions requiring separate components), reducing system distribution losses, and reducing power dissipation at the point-of-load.

To support implementation of FPA, we introduced our initial range of VI Chip modules exploiting our proprietary expertise in soft switching topologies and control, power semiconductors, materials, and packaging: the PRM® (Pre-Regulator Module), a non-isolated buck-boost regulator; the BCM® (Bus Converter Module), an isolated, fixed ratio intermediate bus voltage converter; and the VTM® (Voltage Transformation Module), an isolated current multiplier (i.e., voltage converter). The VTM and BCM utilize on our Sine Amplitude Converter™ switching topology, a patented fixed-frequency implementation of zero current / zero voltage soft switching, while the PRM is based on our proprietary implementation of zero voltage soft switching (“ZVS”), which is optimized for buck-boost voltage regulation. All three products incorporate technologies for which we have been issued patents or have patent applications pending.

Beginning in 2011, we began to shift our strategic focus toward higher-volume opportunities with global OEMs and their contract manufacturers, as FPA and VI Chip modules offered superior power density, conversion efficiency, and thermal management characteristics for board-based, rack-mounted point-of-load applications, notably for microprocessors requiring tightly regulated high currents. FPA and our first-generation VI Chip modules were adopted by customers for use in demanding applications, most notably supercomputing, sophisticated test instrumentation, and defense electronics. However, broader adoption was inhibited by cost considerations and, to a lesser extent, a narrow product range.

In response, we undertook development of a substantially improved product platform, which we introduced in 2013. Our “ChiP” platform (ChiP is an acronym for “Converter housed in Package™”) specifically was designed to be a scalable, leveragable module format with lower manufacturing costs. ChiPs are offered in the same functional families as the earlier VI Chip modules, using the same advanced switching topologies, but, because of the format’s design flexibility and improved manufacturability, we are able to offer much broader ranges of performance specifications within existing and new functional families. Because ChiPs were designed to be manufactured with lower costs, we are able to profitably sell ChiPs and ChiP-based solutions at competitive prices, on a cents-per-watt basis, comparable to prices of alternative commodity products. While our first-generation VI Chip modules were designed to facilitate FPA implementations, ChiP modules support all known power distribution architectures, including FPA, thereby expanding our addressable market opportunity (i.e., the range of customer applications across which our products can be used).

At the same time, our Picor subsidiary undertook development of a high-performance family of point-of-load regulators, in “SiP” (System in Package LGA package) format, to be integrated into our expanded product portfolio, truly enabling comprehensive power management solutions to point(s)-of-load. These Cool-Power® point-of-load regulators have been designed to meet the requirements of high-volume OEMs for cost-effectiveness, design flexibility, and high performance.

In 2014, we introduced the “VIA” packaging concept (VIA is an acronym for “Vicor Integrated Adaptor™”), a rugged, double-sided package for ChiP modules integrating complementary components, circuitry, and superior thermal management. The VIA package provides customers an advanced, turn-key solution for their demanding power needs, cost-effectively accelerating design cycles and time-to-market, while providing superior power density. The VIA package is particularly differentiated by the flexibility it provides designers, as it offers substantial thermal advantages and its form factor allows a broad range of installation options. We consider the VIA package to be strategically important, as it has been designed to be used in the widest range of power system architectures and applications, as well as serving as the packaging platform for our line of ChiP-based AC-DC front end converters, a critical element of our comprehensive product portfolio enabling highly-differentiated power management solutions from the AC or DC source to the point(s)-of-load. The VIA package enables us to target applications ranging from those addressed by our legacy brick products to the most challenging emerging applications.

With the introduction of innovative new products, we began executing a transitional go-to-market strategy based on our Power Component Design Methodology, exploiting our historical strengths, while addressing both the realities of today’s power conversion marketplace and our vision of its long-term direction. This strategy involves maintaining a profitable legacy business in bricks and brick-based system solutions, while investing in and transitioning to a new, advanced product portfolio based largely on the ChiP platform, targeting high growth opportunities.

Today, we target well-defined applications for which the high conversion efficiency and high power density of our products are well suited within the following industrial and military market segments: aerospace and aviation; defense electronics; enterprise and high performance computing (including large scale datacenters); industrial automation, instrumentation, and test equipment; medical diagnostics; telecommunications and network equipment and infrastructure; and vehicles and transportation infrastructure. With our new, advanced products, we also are pursuing opportunities in emerging market segments, including: hybrid and electric vehicles; commercial solid state lighting; and 380 volt DC-based facility infrastructure (also referred to as “HVDC” (for high voltage DC distribution) or “micro-grids”).

Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. We incurred approximately $41,472,000, $41,479,000, and $39,848,000 in research and development expenses in 2015, 2014, and 2013, respectively, representing approximately 18.8%, 18.4%, and 20.0% of revenues in 2015, 2014, and 2013, respectively.

As stated, our strategy involves maintaining high levels of customer engagement and support, which has resulted in significant expansion of our sales and application engineering infrastructure over historical levels, notably in high growth regions of the world such as China, Korea, and India. We incurred approximately $37,336,000, $38,056,000, and $35,478,000 in marketing and sales expenses in 2015, 2014, and 2013, respectively, representing approximately 17.0%, 16.9%, and 17.8% of revenues in 2015, 2014, and 2013, respectively.

We intend to maintain spending in support of research and development and marketing and sales at levels, on an absolute basis, consistent with prior periods. If we successfully execute our strategy, we believe our revenue should increase and, if so, the percentages of revenue represented by spending on research and development and marketing and sales should decline.

Competition

Despite significant consolidation, the growth of large-scale, low-cost competitors, and increased application overlap with vendors of solutions based on semiconductors and discrete components, the global merchant market for AC-DC and DC-DC power conversion solutions remains fragmented, with over 1,000 merchant vendors. The market is made up of many large, diversified manufacturers, as well as many smaller manufacturers focused on specialized products or narrowly defined market segments or geographies. The overall market, including those segments in which we compete, is characterized by rapid commoditization and intense price competition.

Although numerous third party industry studies estimate the total global merchant market for AC-DC and DC-DC switching power supplies to exceed $20 billion of annual revenue, representing approximately two-thirds of the total annual consumption of switching power supplies (i.e., the sum of merchant and captive volumes consumed), the Company competes in smaller, well-defined industrial and military market segments. We believe AC-DC power supplies represent more than 85% of the total merchant market, reflecting a wide range of battery charging applications, primarily in the consumer, mobile device, and office computing segments (commodity segments in which we do not compete, together representing more than 50% of the total merchant market). Based on our own assessment of the segments in which we do compete, we estimate our aggregate addressable market opportunity within the AC-DC portion of the merchant market approaches $1 billion annually, while we estimate our aggregate addressable market opportunity within the DC-DC portion of the merchant market exceeds $3 billion annually.

Despite our relative position in the overall merchant market, our small historical presence in the AC-DC portion of the merchant market, and the competitive presence of numerous, far larger vendors in the market segments we serve, we believe we are consistently among the largest volume vendors of solutions for the conversion, regulation, and control of DC-DC current, particularly in the market segments we serve. However, numerous competitors in these market segments have significantly greater financial and marketing resources and longer operating histories than we do.

The competitive characteristics of market segments we serve with our transitional go-to-market strategy may vary. Generally, competition is based on product price, product performance, design flexibility (i.e., ease of use), and product availability. We seek to position ourselves with customers across all market segments served in a manner that reduces our vulnerability to commoditization. As we shift our strategy to focus more on higher volume OEM opportunities, we are emphasizing what we believe are our sustainable competitive advantages: the differentiation of our products’ superior performance and power densities; a compelling value proposition based on lower total cost of ownership enabled by superior power conversion efficiencies; and the advantageous design flexibility enabled by our products and tools. The BBU, given its history, continues to compete on the basis of differentiated responsiveness to individual customer requirements enabled by our mass customization capabilities, largely with brick DC-DC converters. However, the BBU is pursuing opportunities for which our new products are appropriate, particularly with VIA packaged ChiPs. Our VI Chip and Picor subsidiaries, given our focus on higher-volume OEM opportunities with our new, innovative products, seek to build customer awareness and acceptance of our products and value propositions through the high levels of customer engagement and support described above. VI Chip and Picor are pursuing applications with these OEMs and their contract manufacturers in market segments for which the advantages of our new products are most compelling. In particular, we are marketing FPA, enabled by our new products, as an alternative to IBA and other distributed architectures, primarily in enterprise computing (notably large-scale datacenters). A complement to this customer-specific effort is the ongoing development of collaborative relationships with influential suppliers to our OEM customers.

Our Products

Reflecting our Power Component Design Methodology, we offer a comprehensive range of individual, highly integrated building blocks enabling design of a power system specific to a customer’s needs. Since introducing and popularizing the encapsulated brick package format during the 1980s, our product focus has been on high performance DC-DC switching converters providing the transformation, regulation, isolation, filtering, and/or input protection necessary to power and protect sophisticated electronic loads. With the development of FPA, VI Chip modules, Picor point-of-load regulators, and, most recently, ChiP modules and the VIA packaging platform, we believe we offer the most advanced range of high-performance power components in the industry. A secondary and highly complementary product strategy has been to vertically integrate our component-level building blocks into complete power systems representing turnkey AC-DC and DC-DC solutions for our customers’ power needs.

Reflecting our history and direction, we broadly categorize our products as either “legacy” or “advanced”, generally based on design, performance, and form factor considerations, as well as the range of applications for which the products are appropriate.

Legacy Products

The following product groups include those that historically generated the majority of our revenue. Some of our brick product lines have been in production for over a decade, reflecting the long-established relationships we have with many customers and the long-standing suitability of our products to their demanding applications. Their generally long lifecycles and well-established share of targeted market segments provide the competitive foundation and organizational resources for our transitional go-to-market strategy.

•	Bricks (Modular DC-DC Converters and Complementary Components)

We offer brick modules as DC-DC converters, as well as complementary components providing AC line rectification, input filtering, power factor correction, and transient protection. All of our brick modules are encapsulated with a dielectric, thermally-conductive material, thereby providing electrical insulation, thermal conductivity, and environmental protection of the electronic circuitry. These products are well-established as important, reliable elements of conventional power systems architectures.

The BBU currently offers seven families of high power density, component-level DC-DC converters, representing the broadest selection of DC-DC converter modules in the industry: the VI-200™, VI-

J00™, MI-200™, MI-J00™, and the FasTrak™ module line, our highest volume products, made up of the Maxi, Mini, and Micro product families. All of our DC-DC converters are based on our proprietary approach to resonant soft switching, enabling high efficiencies and power densities. Wide ranges of input voltage (from nine to 425 volts), output voltages (from two to 54 volts), and output power (up to 600 watts) are offered, allowing end users to select components appropriate to their individual applications. The products differ in temperature grades, maximum power ratings, performance characteristics, pin configuration, and, in certain cases, characteristics specific to the targeted market. Brick DC-DC converters are offered in sizes, depending on family, ranging from 116.9 x 61.0 x 12.7 mm (full brick), to 57.9 x 61.0 x 12.7 mm (half brick), to 57.9 x 36.8 x 12.7 mm (quarter brick).

Products from our broad line of complementary components are used to condition and/or filter the input and output voltages of the brick DC-DC converter. Generally, these components address customer requirements at the AC current source, upstream from our DC-DC converters, providing rectification of the AC current, input filtering, inrush limiting, and transient protection. An example of such a complementary product is our HAM™ (Harmonic Attenuator Module), a front end providing power factor correction. The HAM utilizes a proprietary zero current switching boost converter, allowing it to provide output power of up to 675 watts and DC output voltage of 365 volts.

We also offer numerous accessories (for example, base plates and heat sinks) to meet customer requirements.

These products are generally targeted at applications requiring high performance and reliability in the following market segments: aerospace and aviation; defense electronics; industrial automation, instrumentation, and test equipment; medical diagnostics; telecommunications infrastructure; and vehicles and transportation infrastructure.

•	Open-Frame Intermediate Bus Converters

We offer an extensive line of open-frame (i.e., not encapsulated) intermediate bus converters (“IBCs”) for implementation of multi-stage power conversion. These devices utilize the same Sine Amplitude Converter switching topology utilized in our VTM and BCM modules in the VI Chip and ChiP formats. These low profile, isolated, fixed-ratio IBCs conform to industry standard quarter-brick and eighth-brick sizes, but offer increased capabilities and exceptional performance.

These devices typically are used in telecommunications and networking equipment applications. Because our IBCs represent pin compatible upgrades for existing designs, a customer, for example, can replace a competitor’s quarter-brick unit with our eighth-brick converter, using half the available space, while meaningfully improving system performance.

•	Cool-Power High Density ZVS DC-DC Converters

We offer a family of isolated DC-DC converters delivering up to 60 watts in a very small (22 x 16.5 x 6.7 mm ) surface-mount package. Because these small devices are packaged in the VI Chip over-molded package, they are able to withstand harsh environments in applications for which space is limited and light weight is advantageous (e.g., aerospace, aviation, and defense electronics). These high density converter modules are offered in three input voltages: 48 volt nominal for communication applications; 28 volt nominal for rugged high temperature or military applications; and 24 volt nominal for industrial applications.

Cool-Power converters utilize our proprietary zero voltage soft switching topology (“ZVS”) to achieve high-switching frequencies enabling best-in-class power density, while reducing input and output filtering requirements.

•	Configurable Products

Utilizing our modular brick components to drive system function, we offer numerous configurable product families that provide complete power solutions configured to a customer’s specific needs, often with multiple voltage outputs. These near-custom products exploit the benefits and flexibility of our modular approach to offer higher performance, higher power densities, lower costs, and faster delivery than many competitive offerings. These AC-DC and DC-DC configurable products are designed, developed, and manufactured by the BBU and, for the Japanese market, VJCL.

Our highest volume configurable product, the FlatPAC™, is representative of our approach to integrating our power components to create high-performance solutions. FlatPACs, available in thousands of configurations in three package variants based on the number of DC output voltages, are complete, conductively-cooled AC-DC conversion solutions comprised of our VI-200 DC-DC converter modules and our complementary components, described above, providing rectification and filtering of the AC input voltage.

Our configurable products typically are used in a range of CPA and distributed power architecture implementations in industrial and transportation applications, as well as medical instrumentation.

•	Custom Power Systems

Certain customers rely on us to design, develop, and manufacture custom power systems to meet performance and/or form factor requirements that cannot be met with off-the-shelf system solutions. These low-volume, high value-add products frequently are designed to function reliably in the harsh environments associated with aerospace, aviation, and defense applications, but also are used in applications ranging from industrial equipment to medical instrumentation. By utilizing our modular components to drive system function, we have been able to meet such customers’ needs with reliable, high power density, turnkey solutions.

Advanced Products

The following product groups include those that reflect our vision of the direction of the market segments we serve with our Power Component Design Methodology. Many of these products are targeted toward FPA implementations, but our more recently introduced products are suitable for other distributed architectures.

•	ChiPs (Modular Power Components)

In 2013, our VI Chip Corporation subsidiary introduced the ChiP platform, designed to be a scalable, leveragable module format with lower manufacturing costs. We believe the ChiP platform establishes best-in-class standards for a new generation of scalable power modules, while expanding our capability range and, in turn, our addressable market opportunity. Combining advanced magnetic structures, proprietary power semiconductors, and proprietary microcontrollers in a high density interconnect substrate, the ChiP delivers superior thermal management characteristics, allowing customers to achieve low cost power system solutions with previously unattainable system efficiency, size, and weight. ChiP modules also have lower manufacturing costs than our original VI Chips, thereby allowing us to offer highly differentiated products, not only with superior total cost of ownership over time, but at attractive initial price points. Our goal is to offer ChiP modules and solutions on a cents per watt basis near or equivalent to the prices of competitive product offerings, thereby presenting customers with a compelling value proposition.

ChiPs are produced in the same functional families as our earlier VI Chip FPA modules (i.e., PRM, BCM, and VTM), but today we offer five package sizes ranging from 13 by 23 mm to 61 by 23 mm. We currently offer over 100 specific ChiP module variants, reflecting the multiple configurations, based on dimensions, lead formats, and performance specifications, enabled by the flexible module format. During 2015, we accelerated our introduction of ChiP modules, adding new products and additional variants within the product families. During the year, we introduced 36 new ChiP modules, all of which are available for purchase. Our unprecedented pace of ChiP product development is evidenced further by our completion during 2015 of over 60 additional base and derivative designs that have not yet been released for sale. Based on our current design and development activities, we anticipate, in 2016, additional expansion of the range of package sizes, board or chassis mounting alternatives, and performance characteristics of our ChiP product offerings.

Notably, in 2015, we introduced more than two dozen new DCM® (Direct Current Module) variants in ChiP format, in commercial and military grades. We currently offer the ChiP DCM in approximately 45 commercial and military variants in either a 4623 (i.e., 46 x 23 mm) package, capable of up to 600 watts, or a 3623 package, capable of up to 320 watts. ChiP DCMs are offered with nominal input voltages of 24, 28, 48, 270, 290, and 300 volts and nominal output voltages of 48, 36, 28, 24, 15, 12, and 5 volts.

These isolated DC-DC converters are an important element of our competitive positioning. Given their function and form factor, ChiP DCMs should be very familiar to customers currently purchasing our brick DC-DC converters. In addition, the DCM, utilizing our most recent advances in ZVS soft switching and thermal management, offers enhanced performance compared to our legacy bricks. Reflecting our Power Component Design Methodology, DCMs can be integrated easily into complete power management solutions using our complementary components. The flexibility of the ChiP DCM design also allows a designer to array up to eight modules in parallel, without performance derating or the need for additional circuitry. When configured in this manner, a designer can implement a highly efficient conversion solution of up to 4.8 kilowatts, optimized for size and weight.

Also in 2015, we expanded our ChiP BCM family of isolated, fixed ratio bus converters. We offer a low voltage family of ChiP BCMs for board-level IBA implementations and a high voltage family for voltage conversion, either individually or in arrays, in HVDC micro-grid applications (e.g., datacenters). Both families are configured in our 6123 ChiP package and provide peak conversion efficiencies up to 97.9%. The low voltage family accepts input voltages from 36 to 60 volts and generates output voltages from 2.4 to 55 volts, with power up to 1.95 kilowatts. The high voltage family accepts input voltages from 330 to 365 volts (or alternatively, 260 to 410 volts) and generates output voltages from 8.1 to 51.3 volts, with power up to 1.75 kilowatts. We believe ChiP BCMs, with power densities of up to 2,750 W/in3, deliver the highest efficiency and highest density of any bus converters available. All of our bus converters utilize our Sine Amplitude Converter switching topology, which delivers unmatched conversion efficiency and power density, with low noise and fast speed (i.e., transient response). In addition, the low AC impedance of our bus converter designs enables bulk capacitance, normally located at the input of a point-of-load regulator, to be placed at the high voltage input to our BCM, thereby reducing the bulk capacitance required, while saving board area and system cost. With the wide range of ChiP BCMs we offer, complemented by our expanding offerings of ChiP and SiP point-of-load regulators, we believe we are well-positioned to expand our share of market segments in which IBA implementations are preferred. We also believe we are well-positioned with these products to establish a leadership position in the emerging HVDC market segment.

Our family of NBM™ bidirectional bus converter modules, a non-isolated BCM derivative introduced in 2015, is representative of the platform leverage afforded by the ChiP concept. Bidirectional power transfer capability is attractive in applications employing batteries and battery chargers, as it allows for less circuitry and management overhead. NBMs enable more efficient transmission of power from low voltage sources to remote, low voltage loads by means of a higher voltage intermediate bus, providing voltage boost (i.e., step-up) and voltage buck (i.e., step-down) at each end of the bus. We are targeting emerging applications in hybrid vehicles, as our 6123 NBM provides up 2.4 kilowatts of power, up to 98.3% operating efficiency, and market-leading power density of up to 3,532 W/in3, making it ideal for space constrained applications in which isolation is managed at the system level (as is the case in hybrid vehicles). Given our expertise in 48 volt applications, we believe our NBM family is extremely well suited for the requirements of the proposed LV148 standard, which has been advanced by major European automotive OEMs in support of industry adoption of the higher efficiency 48 volt bus.

ChiP modules are targeted at applications, regardless of the power distribution architecture, for which their high level of differentiation is appropriate. Across distributed power system architectures, ChiPs are targeted at aerospace and aviation (e.g., for use in unmanned aerial vehicles, due to their small form factor and light weight); defense electronics (e.g., for use in airborne, seaborne, or field radar, due to their high power capabilities, conversion efficiencies, ruggedness, and reliability); industrial automation, instrumentation, and test equipment (e.g., for use in semiconductor testing, due to their power density and tight regulation); telecommunications and networking infrastructure (e.g., for use in pole-mounted small-cell base stations in urban environments, due to their form factor, reliability, and cost/performance profile); and vehicles (e.g., in hybrid electric vehicles, due to their form factor, light weight, differentiated performance, and cost/performance profile). As stated, we also are pursuing applications with OEMs and their contract manufacturers in market segments for which the advantages of ChiPs are most compelling. In particular, we are marketing FPA, enabled by our new products, as an alternative to IBA and other distributed architectures, primarily in enterprise computing (notably large-scale datacenters, for which we believe our PRM and VTM combination represents the smallest, most efficient 48 volt to microprocessor solution available).

Our extensive product roadmap for ChiP modules includes the further expansion of product families, in terms of power levels, performance, and dimensions, military grade versions of several products, and the addition of various approaches to chassis and board mounting, all targeted at increasing our addressable market opportunity.

•	VIAs (Vicor Integrated Adapter Package)

In 2014, we introduced the VIA platform, a rugged, double-sided, copper-alloy package for ChiP modules, integrating complementary components, circuitry, and superior thermal management through conductive cooling. In 2015, we released to production our first VIA-based products and currently offer over 70 VIA packages for ChiP DCMs, BCMs, and PFMs.

We consider the VIA platform to be important to our transitional go-to-market strategy, as it has been designed to enable the use of ChiP modules across the widest range of power system architectures and applications. It is an easy-to-use power management solution, providing customers an advanced, turn-key solution for their demanding power needs, cost-effectively accelerating design cycles and time-to-market, while providing superior power density. The VIA platform is particularly differentiated by the flexibility it provides designers, as it offers substantial thermal advantages and its form factor allows a broad range of installation options. In numerous applications, the package simplifies thermal design considerations and, in some instances, eliminates the need for a fan for convection cooling, improving overall system reliability and further minimizing the power system footprint. Offered in board and chassis mount configurations, all VIA packages have a vertical dimension of 9.3 mm and a width of 35.5 mm, and, depending on the packaged ChiP module and its functionality, range in length from 72.0 to 141.4 mm.

The VIA platform facilitates our latest AC front-end solution, based on the ChiP PFM® (Power Factor Module). The VIA PFM represents a significant improvement over our legacy front-end solutions, thereby enhancing our positioning as a supplier of highly-differentiated power management solutions from the AC source to the point(s) of load. The VIA PFM achieves a market-leading power density of 127 W/in³, supplying an isolated DC output of either 24 or 48 volts, at up to 400 watts, from a universal AC input. It operates with active power factor correction at 93% peak conversion efficiency, which is an unprecedented level for an AC-DC converter of this size and power density. Combining the VIA PFM with our small AIM™ (“AC Input Module”), which provides AC rectification, filtering, transient protection, and inrush limiting capabilities, creates a high-performance AC-DC front-end solution with an unmatched size profile. This solution is especially well-suited for emerging applications with size constraints, including small-cell base stations and commercial LED lighting.

The VIA platform also facilitates the VIA DCM, which is an important product for executing our strategic transition. We currently offer seven variants of the VIA DCM. The product family integrates filtering, output voltage regulation, circuitry protection, and a control interface, giving the VIA DCM the function of a conventional brick DC-DC converter, while offering higher conversion efficiency, superior power density, and the design flexibility described above. As such, we are positioning the VIA DCM as a successor to our legacy brick DC-DC converters, notably in advanced, challenging applications. However, the VIA DCM also is positioned as an innovative, high-performance element of our Power Component Design Methodology, as it has been designed to be integrated with our other products to facilitate design of comprehensive power system solutions.

In 2015, we introduced a High Voltage VIA BCM, for use in HVDC distribution applications. As with the VIA PFM, this product is differentiated by its small size, very low profile, and thermal advantages, which provide substantial design flexibility.

•	Cool-Power® ZVS Modules (System-in-Package Point-of-Load Regulators)

First introduced in 2012 by our Picor Corporation subsidiary, the Cool-Power brand of non-isolated, point-of-load regulators currently consists of 31 variants of buck (i.e., the device steps down voltage) regulators, four of which were introduced in 2015, and three variants of buck-boost (i.e., the device lowers or increases voltage) regulators, all of which were introduced in 2015.

We believe Cool-Power buck regulators provide best in class conversion efficiency (up to 98%), allowing customers to deploy more efficient designs, regardless of power system architecture, based on the compatibility of these point-of-load regulators with higher, more efficient input voltages. Operating from nominal input voltages of 12, 24, or 48 volts, these regulators are optimized for applications requiring tight point-of-load regulation, such as computer and video processors, delivering the highest power density possible at an attractive cost.

The high conversion efficiency of our Cool-Power regulators is enabled by the high switching frequencies of our proprietary ZVS topology, which minimizes switching losses, while maximizing dynamic response to line and load transients. Along with ZVS control circuitry, the advanced design of Cool-Power regulators incorporates proprietary sampled feedback control and proprietary power semiconductors, all within a high-density, surface-mount package. The low noise of our ZVS approach also reduces the size of external filtering components, thereby improving overall power density.

Cool-Power regulators are competitively well-positioned to address market trends toward higher required conversion efficiencies and higher currents at the point-of-load. The recent addition of buck-boost variants expands our capabilities to include loads powered by batteries, which are subject to varying voltage delivery over their discharge cycle. We believe these products will be an important contributor to our long-term success, as they represent a meaningful element of our Power Component Design Methodology, enabling comprehensive, highly integrated solutions for FPA and other distributed architectural implementations, fulfilling our strategic commitment to offering integrated solutions all the way to the point-of-load. Our success to date with these products has frequently been when they have been part of an integrated FPA solution, delivering a tightly regulated voltage to a downstream VTM serving as a current multiplier, which in turn delivers low voltage, high amperage, regulated current to the point-of-load, typically a microprocessor.

•	Power Path Management Components

Our Picor subsidiary offers a limited range of specialized components for circuit protection, all of which are characterized by small size, ease-of-use, and differentiated performance. The highest volume products are QuietPower® filters for input filtering of electro-magnetic interference and output noise (i.e., ripple attenuation). Other products include: the Cool-Switch®, a load-disconnect switch solution, which functions as a high-speed electronic circuit breaker; the Cool-Swap®, a “hot swap” circuit breaker controller enabling safe system operation during circuit card insertion; and the Cool-ORing®, a high-density, active ORing solution enabling accurate, fast detection and isolation of circuit faults, while significantly reducing power dissipation and eliminating the need for heat sinking. We also offer numerous families of discrete components, capacitors, and electronic and mechanical accessories, all compatible with our power components.

We consider these products to be a valuable complement to our Power Component Design Methodology, despite their relatively small sales volumes, as they enable customers, assisted by our application engineers, to source from Vicor their complete solution to power conversion and management.

•	VI Chips (Modular Power Components)

We continue to offer the first generation of VI Chip PRM, BCM, and VTM modules, in full (32.5 by 22.0 by 6.73 mm) and half (22.0 by 16.5 by 6.73 mm) sizes, targeting FPA implementations. These products remain compelling solutions for certain applications, notably in defense electronics, medical instrumentation, and test and measurement applications.

We also offer a limited number of VI Chips in our “VI Brick” packaging, which incorporates complementary circuitry and offers superior thermal characteristics, while facilitating a range of board mounting alternatives.

With the introduction of ChiPs and VIA packaging, we anticipate our sales of the first generation of VI Chips and VI Bricks will be limited to shipments to existing customers during the life cycles of the applications into which these products have been designed. We expect the life cycles of many of these applications may continue for several years.

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

In the United States, as of December 31, 2015, we have been issued 93 total patents, which expire between 2016 and 2034. We also have a number of patent applications pending in the United States and certain countries of Europe and Asia. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

In addition to generating revenue from product sales, we seek to license our intellectual property. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Licenses are granted and administered through our wholly-owned subsidiary, VLT, Inc., which is the assignee for our patents that may be subject to licensing. Revenues from licensing arrangements have not exceeded 10% of our consolidated revenues in any of the last three fiscal years.

Customers and Backlog

The applications in which our products are used are in the higher-performance, higher-power segments of the market segments we serve. The BBU has customers concentrated in aerospace and aviation, defense electronics, industrial automation and equipment, medical diagnostics, rail transportation, and test and measurement instrumentation. VI Chip and Picor have customers concentrated in the datacenter and supercomputer segments of the computing market, although they also target applications in aerospace and aviation, defense electronics, electric and hybrid vehicles, instrumentation and test equipment, networking equipment, and solid state lighting. With our strategic emphasis on larger, high-volume customers, we expect to experience a greater concentration of sales among relatively fewer customers.

For the year ended December 31, 2015, one customer, NuPower Electronic, Ltd., accounted for approximately 16.2% of net revenues, and our five largest customers represented approximately 33.4% of net revenues. For the year ended December 31, 2014, one customer (NuPower Electronic, Ltd.) accounted for approximately 14.7% of net revenues, and our five largest customers represented approximately 32.6% of net revenues. For the year ended December 31, 2013, two customers (NuPower Electronic, Ltd. and Tech-Front Computer, Ltd.) accounted for approximately 10.9% and 10.1% of net revenues, respectively, and our five largest customers represented approximately 29.2% of net revenues.

International revenues, as a percentage of total revenues, were approximately 59.6%, 60.5%, and 59.5% in 2015, 2014, and 2013, respectively. Net revenues from customers in Hong Kong and China accounted for approximately 21.8% and 12.4%, respectively, of total net revenues in 2015, approximately 20.2% and 12.0%, respectively, of total net revenues in 2014 and approximately 16.2% and 11.3%, respectively, of total net revenues in 2013. International sales have increased from historical levels primarily due to higher volumes of shipments to foreign contract manufacturers utilized by domestic and international OEMs. As we have substantially expanded our sales and customer support activities and resources internationally, particularly in Asia, we expect international sales to continue to increase as a percentage of total revenue.

As of December 31, 2015, we had a backlog of approximately $39,073,000, compared to $54,249,000 as of December 31, 2014. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to normal customer cancellation policies. A portion of our revenue in any quarter is, and will continue to be, derived from orders booked and shipped in the same quarter. Over the past two years, the portion of sales booked and shipped in the same quarter has represented less than two-fifths of our quarterly revenue, as we typically only build products to customer specifications upon receipt of a purchase order (i.e., we typically do not maintain significant inventories of finished goods for the BBU and VI Chip). Products sold by the BBU may have a lead time (i.e., the period between receipt of an order and shipment of the product) of up to six weeks, although the average lead time for 2015 was less than four weeks. Products sold by VI Chip typically have a lead time in excess of eight weeks, reflecting higher efficiencies associated with our ChiP modules. Lead times for the BBU and VI Chip may shorten (and have shortened) during periods of sustained volume. Picor, given its fabless model, builds inventories based on expected customer demand and orders from stocking distribution partners. As such, the portion of sales booked and shipped in the same quarter can vary considerably depending on the relative volumes of BBU, VI Chip, and Picor products booked within the quarter.

Sales and Marketing

We reach and serve customers through several channels: a direct sales force world-wide; a network of independent sales representative organizations in North America and South America; independent non-stocking distributors in Europe and Asia; and three stocking distributors, Digi-Key Corporation, Future Electronics Incorporated, and Mouser Electronics, Inc. These channels are supported by regional TSCs, each offering application engineering and sales support for customers and our channel partners. Domestic TSCs are located in: Andover, Massachusetts; Lombard, Illinois; and Santa Clara, California. International TSCs are located in: Hong Kong, China; Shanghai, China; Munich, Germany; Bangalore, India; Milan, Italy; Taipei, Taiwan (Republic of China); Seoul, South Korea; and Camberley, United Kingdom.

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

Vicor also reaches customers via our electronic commerce capability through our website, www.vicorpower.com. Registered customers in the United States, Canada, and certain European countries are able to purchase prototype quantities of selected products online. Our Internet-based resources are an important element of our efforts to interact and support customers. Within our website, Vicor PowerBenchTM is a workspace of tools and references allowing engineers to select, architect, and implement power systems using Vicor’s products. During 2015, we continued to enhance our highly differentiated WhiteboardTM tool, which allows users to configure and analyze their own power system designs or those from an extensive library of designs addressing a wide range of applications. Users can modify the operating condition for each component of their design to match the intended application and perform efficiency and loss analysis of individual components and the full power system. We are aggressively expanding the range and capabilities of engineering tools we make available online to customers and prospective customers.

We generally sell our products on the basis of our standard terms and conditions, and we most commonly warrant our products for a period of two years. In a limited number of circumstances, we have entered into supply contracts with certain high-volume customers calling for extended warranty terms. With our distribution partners, we also enter into contracts. With our stocking distributors, these contracts provide for our product warranties to transfer to the end customer upon final sale of our product(s) by the stocking distributor.

Manufacturing, Quality Assurance, and Supply Chain Management

Our BBU and VI Chip manufacturing facilities are co-located in Andover, Massachusetts, where we are headquartered. Picor, given its fabless model, outsources manufacturing, packaging, and testing of its products under contract to partners in the United States and Asia.

Our primary manufacturing processes consist of assembly of electronic components onto printed circuit boards; automatic testing of components; wave, reflow and infrared soldering of assembled components; encapsulation or over-molding of converter subassemblies and assemblies; final environmental stress screening of certain products; and product inspection and testing using automated equipment. These processes are largely automated, but their labor components require relatively high levels of skill and training.

We pursue a manufacturing strategy based upon the continuous improvement of product quality, volume throughput, and reduced manufacturing costs. Product quality and reliability are critical to our success and, as such, we emphasize quality and reliability in our design and manufacturing activities. We follow industry best practices in manufacturing and are compliant with ISO 9001 certification standards (as set forth by the International Organization for Standardization). Our quality assurance practices include rigorous testing and, as necessary, burn-in and temperature cycling (i.e., extended operation of a product to confirm performance) of our products using automated equipment.

We continue to make investments in automated manufacturing equipment, particularly for our ChiP modules and VIA packaging platforms. Based on current estimates of ChiP and VIA manufacturing volumes and our capacity requirements, we do not expect to incur capital expenditures during 2016 materially higher than we incurred during recent years.

Components and materials used in our products are purchased from a variety of domestic and international vendors. Most of the components are available from multiple sources, whether directly from suppliers or indirectly through distributors. In instances of single source items, we maintain levels of inventories we consider to be appropriate to enable meeting the delivery requirements of customers. Incoming components, assemblies, and other parts are subjected to several levels of inspection procedures, and we maintain robust data on our inventories in order to support our quality assurance procedures. Picor, given its fabless model, relies on a limited number of wafer foundries and providers of packaging and test services. Our proprietary switching controllers were designed by and are sourced through Picor, which relies on these wafer foundries and service providers for supply continuity and sufficiency of these critical semiconductor devices.

See Note 17 — Segment Information to the Consolidated Financial Statements for certain financial information associated with the operations and manufacturing activities of our business segments.

Employees

As of December 31, 2015, we had 964 full time employees and 21 part time employees. None of our employees are subject to a collective bargaining agreement. We believe our continued success depends, in part, on our ability to attract and retain qualified personnel. Although there is strong demand for qualified personnel, we have not to date experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs (see Part I, Item 1A — “Risk Factors”).

Available Information

We maintain a website with the address www.vicorpower.com and make available free of charge through this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our Code of Business Conduct, as well as the charters for the Audit and Compensation Committees of our Board of Directors.

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

Our operating results, including revenues, gross margins, operating expenses, and net income (loss), have fluctuated on a quarterly and annual basis. Our focus on higher volume opportunities with OEMs and their contract manufacturers has caused the impact of a relative few such customers to disproportionately influence our operating results. Unanticipated delays in purchase orders from and shipments to these customers have resulted in lower revenue, contributing to our recent operating losses. We cannot predict when, or if, we will return to profitability. Our future operating results may be materially affected by a number of factors, many of which are beyond our control, including:

•	changes in demand for our products and for our customers’ end-products incorporating our products, as well as our ability to respond efficiently to such changes in demand, including changes in order lead times and the volume of product for which orders are received and the product shipped within an individual quarter;

•	our ability to manage our supply chain, inventory levels, and our own manufacturing capacity or that of third-party partners in the event of delays or cancellation of significant customer orders;

•	our ability to effectively coordinate changes in the mix of products we manufacture and sell, while managing our ongoing transition in organizational focus from traditional brick power components to our new products;

•	our ability to provide and maintain a high level of support to an increasing number of demanding, high volume customers;

•	the ability of our third party suppliers, service subcontractors, and manufacturers to supply us with sufficient quantities of high quality products, components, or services on a timely basis;

•	the effectiveness of our efforts to continuously reduce product costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities and personnel at efficient levels, maintaining production capacity and manufacturing yields;

•	the timing of our new product introductions and our ability to meet customer expectations for timely delivery of fully qualified products;

•	the timing of new product introductions or other competitive actions (e.g., product price reductions) by our competitors;

•	the ability to hire, retain, and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	adverse economic conditions in the United States and those international markets in which we operate;

•	adverse budgetary conditions within the U.S. government, particularly the Department of Defense, which continue to limit spending on current and anticipated programs into which we sell or anticipate to sell our products;

•	costs related to compliance with increasing worldwide governance, quality, environmental, and other regulations; and

•	the effects of events outside of our control, including natural disasters, public health emergencies, terrorist activities, political risks, including international conflicts, information security breaches, communication interruptions, and other force majeure.

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

Because of the factors set forth below, among others, the trading price of our Common Stock has fluctuated and may continue to fluctuate significantly:

•	volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	actual or anticipated fluctuations in our operating performance or that of our competitors;

•	the performance and prospects of our major customers;

•	announcements by us or our competitors of significant new products, technical innovations, or litigation;

•	investor perception of our company and the industry in which we operate;

•	the absence of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our Common Stock;

•	the uncertainty of the declaration and payment of future cash dividends on our Common Stock; and

•	the concentration of ownership of our Common Stock by Dr. Vinciarelli, our Chairman of the Board, Chief Executive Officer, and President.

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

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. Dr. Vinciarelli owned, as of December 31, 2015, 9,828,271 shares of our Common Stock, as well as 11,023,648 shares of our Class B Common Stock (convertible on a one-for-one basis into Common Stock), together representing 54.8% of total issued and outstanding shares. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which can negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

Dr. Vinciarelli owns 93.7% of our issued and outstanding Class B shares, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of Class B shares issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 82.9% of our outstanding voting securities, has effective control of our governance.

The ongoing uncertainty in global economies could materially and adversely affect our business and consolidated operating results.

Disruption and further deterioration of global economic conditions, including relative strength of the U.S. Dollar, may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

The power system industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, quickened product obsolescence, and price erosion for mature products, each of which could have an adverse effect on our results of operations. We are following a strategy based on the development of differentiated products addressing what we believe to be the long-term limitations of traditional power architectures, while at the same time sustaining the performance of the BBU, which manufactures and markets our lines of legacy brick products. The development of new products is often a complex, time-consuming, and costly process involving significant investment in research and development, with no assurance of return on investment. Although we have introduced many products over the past three years, there can be no assurance we will be able to continue to develop and introduce new and improved products in a timely or efficient manner. Similarly, there can be no assurance recently introduced or to be developed products will achieve customer acceptance.

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

We are shifting our go-to-market strategy to focus on larger opportunities with global OEMs and their contract manufacturers. Our growth is therefore dependent on: the pace at which these OEMs develop their own new products, the acceptance of our products by these OEMs, and the success of the OEM products incorporating our new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or do not successfully identify and enter new markets, our results of operations and financial position could be negatively impacted. We cannot assure you the markets we serve will grow in the future, our existing and new products will meet the requirements of these markets, or we can maintain adequate gross margins or operating profits in these markets.

Our operating results recently have been influenced by a limited number of customers, and our future results may be similarly influenced.

Since it was established, our VI Chip subsidiary has derived a substantial portion of its revenue in any given year from one customer, whether through sales directly to the customer or indirectly to the customer’s contract manufacturers. Similarly, our Picor subsidiary has derived a substantial portion of its third-party revenue from a limited number of customers, including those customers served by VI Chip. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures, and products offered by these subsidiaries, and their targeting of market leading innovators as initial customers. Our current sales and marketing efforts, in part, are focused on accelerating the adoption of VI Chip and Picor products by a diversified customer base across a number of identified market segments. However, we cannot assure you our new strategy will be successful and such diversification of customers will be achieved.

Further stagnation of spending by the U.S. Department of Defense or a pronounced shift in the nature of such spending may negatively influence our operating results.

Customers in the defense electronics segment historically have contributed a meaningful portion of our revenue, primarily in the BBU, which sells military-grade brick modules and, through our Vicor Custom Power businesses, customer-specific systems incorporating our brick modules, primarily for C4I (Command, Control, Communications, Computing, and Intelligence) applications. However, shifts in Department of Defense spending priorities and ongoing budget constraints have contributed to a decline in such revenue as a percentage of our consolidated revenue. An additional risk to our defense electronics volume is associated with the organizational structure, capacity, and ownership of our Vicor Custom Power businesses. In December 2015, we completed the statutory merger of one Vicor Custom Power subsidiary, Mission Power Solutions, Inc. with and into another subsidiary, Northwest Power, Inc., after which we closed the Mission Power Solutions location. Also in December 2015, we sold our 49% ownership interest in Aegis Power Systems, Inc. to Aegis Power Systems, thereby ending our formal relationship with the subsidiary. We undertook these transactions in order to consolidate our custom organization, reduce manufacturing capacity, and reduce our cost structure. Also, Converpower Corporation, in which we hold a 49% ownership interest, ceased operations in December 2015, transferring its inventory and certain fixed assets to Granite Power Technologies, Inc., a wholly-owned subsidiary we established to assume the operations of a previously unincorporated Vicor Custom Power location (i.e., a division). We anticipate the formal transaction with Converpower will be completed during the first quarter of 2016. If the performance of the remaining three Vicor Custom Power subsidiaries does not improve during 2016, we may choose to further consolidate our locations or otherwise rationalize our associated cost structure, which may impact our ability to compete cost effectively in this market segment.

We may not be able to procure necessary key components for our products, or we may purchase excess raw material inventory or unusable inventory, possibly impacting our operating results.

The power systems industry, and the electronics industry as a whole, can be subject to pronounced business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of raw materials and components to match production schedules and customer delivery requirements. Many of our products require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key components or materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient materials and components to build products for our customers has, in the past, negatively impacted our sales and operating results and could do so again. We may choose, and have chosen, to mitigate this risk by increasing the levels of inventory for certain materials and components. Such increased inventory levels may increase the potential risk for excess or obsolete inventories, should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets, leading to order cancellation. If we identify excess inventory or determine certain inventory is obsolete (i.e., unusable), we may record additional inventory reserves (i.e., expenses representing the write-off of the excess or obsolete inventory), which could have an adverse effect on our gross margins and on our operating results.

We rely on third-party vendors and subcontractors for supply of components, assemblies, and services and, therefore, cannot control the availability or quality of such components, assemblies, and services.

We depend on third-party vendors and subcontractors to supply components, assemblies, and services used in our products, some of which are supplied by a single vendor, and have experienced shortages of certain semiconductor components, incurred additional and unexpected costs to address the shortages, and experienced delays in production and shipping. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to grow revenue, we likely will need to identify and qualify new suppliers and subcontractors to supplant or replace existing suppliers and subcontractors which is a time-consuming and expensive process. In addition, any qualification of new suppliers may require customers of our products utilizing products and services from new suppliers and service providers to undergo a re-qualification process. Such circumstances likely would lead to disruptions in our production, increased production costs, delays in shipping to our customers, and/or increases in prices paid to third parties for products and services.

We are exposed to foreign economic, political, and other external risks.

For the years ended December 31, 2015, 2014, and 2013, our revenues from sales outside the United States were 59.6%, 60.5%, and 59.5%, respectively, of the Company’s total revenues. We expect international sales will continue to be a significant component of total sales, since many of the global manufacturers we target as customers increasingly utilize offshore contract manufacturers and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to increase.

While our currency risks are limited, as our sales are denominated in U.S. Dollars worldwide, with the exception of sales by VJCL and Vicor B.V., our international activities expose us to special risks including, but not limited to, regulatory requirements, economic and political instability, transportation delays, foreign currency controls and market fluctuations, trade barriers and tariffs, and unfavorable shifts in foreign exchange rates. In addition, our international customers’ business may be negatively affected by the ongoing crisis in the global credit and financial markets, or by economic sanctions, as were imposed in 2014 by the U.S. Department of the Treasury against certain Russian entities. Sudden or unexpected changes in the foregoing could have a material adverse effect on our operating results.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict, or may be unable to acquire patents in the future, all of which may have a material adverse effect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been and may need to continue to defend or challenge patents. We have incurred and expect to incur significant financial costs in the defense of our patented technologies and have devoted and expect to devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our operating results and financial position.

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

Please see Part I, Item 3 — “Legal Proceedings” for information regarding current litigation related to our intellectual property.

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

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements. As of December 31, 2015, our evaluation led us to conclude no accrual of a loss contingency was warranted.

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

All modular power components, whether for direct sale to customers or for sale to our subsidiaries for incorporation into their respective products, as well as all configurable products, are manufactured at our Andover, Massachusetts, production facility. Substantial damage to this facility due to fire, natural disaster, power loss or other events could interrupt manufacturing. While we have never experienced any meaningful interruption of manufacturing in our history, any prolonged inability to utilize all or a significant portion of our Andover facility could have a material adverse effect on our results of operations.

Disruption of our information technology infrastructure could adversely affect our business.

We depend heavily on our computing and communications infrastructure to achieve our business objectives, particularly for email communications, financial and operational record keeping, and our computer-integrated manufacturing processes that control all aspects of our operations in our manufacturing facility in Andover, Massachusetts. If a problem occurs impairing this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. From time to time, we have experienced brief (i.e., periods of several hours) disruptions of our computing and communications infrastructure due to the effects of inclement weather on our access to the power grid or the public telecommunications infrastructure. To address this specific vulnerability, in 2012 we established our own proprietary fiber optic loop to connect our two facilities in Andover, Massachusetts, and invested in expanded data storage capabilities at each location, enabling robust data backup and failover routines. Since 2012, we have experienced no interruption of our computing and communications capabilities. While we carry business interruption insurance that would mitigate financial losses from such an interruption to an extent, such insurance may be insufficient to compensate us for the potentially significant amounts incurred. Any such events, if prolonged, could have a material and adverse effect on our operating results and financial condition.

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

If we fail to maintain an effective system of internal controls over financial reporting or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. As of year-end 2015, we implemented the new framework for internal control, Internal Control — Integrated Framework (2013), as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have an ongoing program to perform the system and process evaluation and testing necessary to comply with the requirements of the Sarbanes-Oxley Act and to continuously improve and, when necessary, remediate internal controls over financial reporting.

While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines our internal controls over financial reporting are not effective as defined under Section 404, we may be unable to produce reliable financial reports or prevent fraud, which could materially adversely affect our business. In addition, we may be subject to sanctions or investigation by government authorities or self-regulatory organizations, such as the Securities and Exchange Commission or The NASDAQ Stock Market LLC. Any such actions could affect investor perceptions of the Company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline or limit our access to capital.

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

In December 2014, we completed the consolidation of manufacturing Westcor’s products, from a single-story industrial building of approximately 31,000 square feet in Sunnyvale, California, to our manufacturing facility in Andover, Massachusetts. The Sunnyvale building was purchased in 1994 and is carried on our consolidated balance sheet at a net book value, as of December 31, 2015, of approximately $700,000. In February 2016, we executed a long-term lease with a corporate tenant, who will occupy the building beginning in June 2016.

All other domestic and foreign facilities are leased from third-party lessors on arms’ length terms. We believe our owned and leased facilities are adequate for our present needs and expect them to remain adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and Vicor in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by us on January 26, 2011, in the U.S. District Court for the District of Massachusetts, in which we sought a declaratory judgment that our bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to Vicor, SynQor’s complaint alleges our products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining us from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, we withdrew our Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against

us. On that date, SynQor also announced it and Ericsson had entered into a definitive settlement agreement, the terms of which were not disclosed. On September 16, 2011, the U.S. District Court for the Eastern District of Texas (the “Texas Court”) issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against us contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (the “ ‘290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleges our products, including but not limited to our unregulated bus converters used in intermediate bus architecture power supply systems, infringe the asserted patents. On October 4, 2011, we filed an answer and counterclaims to SynQor’s amended complaint, in which we allege the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seek damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against us. On January 2, 2014, the Texas Court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, we filed a motion seeking reconsideration of certain aspects of the Texas Court’s claim construction ruling. On March 31, 2014, the Texas Court issued an order severing the case against us and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against us. On June 30, 2014, we filed a number of motions seeking summary judgment in this matter, including for a finding of no direct, indirect, or willful infringement and for a finding of indefiniteness with respect to U.S. Patent No. 7,272,021 (the “ ‘021 patent”), which is one of four related patents at question in the Texas Action. The Texas Court has yet to rule on these motions. On October 23, 2014, the Texas Court issued an order continuing trial in this matter indefinitely. On January 7, 2015, our case and that of Cisco were assigned to a new judge within the Texas Court. On February 6, 2015, SynQor filed a motion to consolidate ours and Cisco’s cases for trial, which was subsequently denied. On March 13, 2015, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Circuit issued a ruling invalidating certain claims of U.S. Patent No. 7,072,190 (the “ ‘190 patent”) asserted by SynQor against us. Challenges to the validity of the remaining claims relating to the ‘190 patent, and to the remaining patents asserted by SynQor against us, remain pending before the U.S. Patent and Trademark Office and in the Texas Action. On March 26, 2015, the Texas Court scheduled pre-trial conferences for September 15, 2015, for Cisco’s case and January 13, 2016, for our case. On April 20, 2015, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a decision upholding the validity of all of the claims of SynQor’s U.S. Patent No. 7,564,702 (the “ ‘702 patent”), another of the power converter patents included in the claims asserted against us in the Texas Action. On May 20, 2015, we filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. On May 5, 2015, the PTAB issued a decision invalidating all of the asserted claims of the ‘021 patent. On June 10, 2015, SynQor filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. We have received no notice from the Texas Court regarding the timing of rulings on our summary judgment motions. On June 19, 2015, the Texas Court issued an order scheduling a jury trial in SynQor’s patent infringement action against Cisco beginning on November 30, 2015. SynQor’s patent infringement allegations against Cisco include allegations that Cisco is using certain parts supplied by us in infringing circuits. On October 5, 2015, the Texas Court issued an order denying a motion by Cisco seeking a stay of SynQor’s case against Cisco pending the resolution of matters concerning the asserted SynQor patents before the PTAB. On November 20, 2015, SynQor and Cisco informed the Texas Court they had reached a confidential settlement of SynQor’s case against Cisco. On November 24, 2015, a Magistrate Judge of the Texas Court issued an order staying SynQor’s case against us pending the resolution of matters concerning the asserted SynQor patents before the PTAB. SynQor has filed a motion seeking reconsideration of that order, and that request is still pending.

We continue to believe none of our products, including our unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation, including such use by Cisco. We believe SynQor’s claims lack merit and, therefore, continue to vigorously defend ourselves against SynQor’s patent infringement allegations. We do not believe a loss is probable for this matter. If a loss were to be incurred, however, we cannot estimate the amount of possible loss or range of possible loss at this time.

In addition to the SynQor matter, we are involved in certain other litigation and claims incidental to the conduct of our business. While the outcome of lawsuits and claims against us cannot be predicted with certainty, we do not expect any such current litigation or claims will have a material adverse impact on our financial position or results of operations.

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

The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market for the periods indicated:

2015	High	Low
First Quarter	$15.79	$10.77
Second Quarter	17.21	11.73
Third Quarter	11.89	8.93
Fourth Quarter	10.66	8.96

2014	High	Low
First Quarter	$13.81	$9.63
Second Quarter	11.25	6.76
Third Quarter	10.20	7.20
Fourth Quarter	13.96	8.43

As of February 29, 2016, there were 160 holders of record of our Common Stock and 13 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

Dividend Policy

We do not have a policy mandating the declaration of cash dividends at any particular time or on a regular basis. We did not pay cash dividends on our Common Stock for the years ended December 31, 2015 or 2014.

Dividends are declared periodically, only at the discretion of our Board of Directors, and any such declaration depends on actual cash from operations, our financial condition and capital requirements, the recommendation of our management, and any other factors the Board of Directors may consider relevant at the time.

From time to time, excess cash held at the subsidiary level is transferred to the Company via cash dividends declared by the subsidiary. Because we have owned less than 100% of the common stock of certain subsidiaries, such subsidiary dividends can result in payments to outside shareholders of those subsidiaries. During the year ended December 31, 2015, one of our subsidiaries paid a total of $250,000 in cash dividends, all of which was paid to us. During the year ended December 31, 2014, two of our subsidiaries paid a total of $3,900,000 in cash dividends, of which an aggregate of $3,738,000 was paid to us and $162,000 was paid to outside shareholders (i.e., paid to certain subsidiary employees who own common stock in the subsidiary). Dividends paid to outside shareholders of our subsidiaries are accounted for as a reduction in noncontrolling interest.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (of Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2015	—	$—	—	$8,541,000
November 1 — 30, 2015	—	$—	—	$8,541,000
December 1 — 31, 2015	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

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

The graph assumes an investment of $100 on December 31, 2010, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index

and S&P SmallCap 600 Index

	2010	2011	2012	2013	2014	2015
Vicor Corporation	$100.00	$49.15	$33.47	$82.86	$74.71	$56.31
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
S&P SmallCap 600 Index	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2015, 2014, and 2013, and with respect to our balance sheet as of December 31, 2015 and 2014, are derived from our audited Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K. The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2012 and 2011, and with respect to our balance sheets as of December 31, 2013, 2012, and 2011, are derived from our Consolidated Financial Statements, which are not included herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Net revenues	$220,194	$225,731	$199,160	$218,507	$252,968
Income (loss) from operations	(267)	(14,763)	(20,467)	(2,785)	13,686
Consolidated net income (loss)	5,159	(14,070)	(23,504)	(3,798)	9,309
Net income (loss) attributable to noncontrolling interest	232	(183)	136	279	466
Net income (loss) attributable to Vicor Corporation	4,927	(13,887)	(23,640)	(4,077)	8,843
Net income (loss) per share — basic and diluted attributable to Vicor Corporation	0.13	(0.36)	(0.60)	(0.10)	0.21
Weighted average shares — basic	38,754	38,569	39,195	41,811	41,797
Weighted average shares — diluted	39,146	38,569	39,195	41,811	41,856
Cash dividends per share	$—	$—	$—	$—	$0.15

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(In thousands)
Working capital	$94,905	$90,321	$97,869	$128,498	$124,386
Total assets	157,545	155,542	165,640	202,581	208,141
Total liabilities	21,460	24,990	23,303	20,608	23,431
Total equity	136,085	130,552	142,337	181,973	184,710

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, manufacture, and market modular power components and complete power systems and have organized our business segments according to our key product lines. The BBU segment designs, develops, manufactures and markets our modular DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power, and the BBU operations of VJCL. In December 2014, we completed the consolidation of manufacturing Westcor division products from its facility in Sunnyvale, California to our primary manufacturing facility in Andover, Massachusetts. In December 2015, we completed the statutory merger of one Vicor Custom Power subsidiary, Mission Power Solutions, Inc. with and into another subsidiary, Northwest Power, Inc., after which we closed the Mission Power Solutions location. Also in December 2015, we sold our 49% ownership interest in Aegis Power Systems, Inc. to Aegis Power Systems, thereby ending our formal relationship with the subsidiary. The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets many of our advanced power component products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related products for use in a variety of power management and power system applications. Picor develops these products for use in our BBU and VI

Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications, often integrated with VI Chip products to represent a customer solution.

We sell our products primarily to customers in the higher-performance, higher-power segments of the power systems market. The BBU has customers concentrated in aerospace and aviation, defense electronics, industrial automation and equipment, medical diagnostics, rail transportation, and test and measurement instrumentation. VI Chip and Picor have customers concentrated in the datacenter and supercomputer segments of the computing market, although they also target applications in aerospace and aviation, and defense electronics, electric and hybrid vehicles, instrumentation and test equipment, and networking equipment. With our strategic emphasis on larger, high-volume customers, we expect to experience a greater concentration of sales among relatively few customers.

As anticipated, our consolidated revenue for the second half of 2015 was lower than for the first half of 2015, and we incurred an operating loss in the second half of 2015. Our lower revenue in the second half of 2015 was due in part to a transition to a new voltage regulation standard within the datacenter market, which has caused shifts in the timing of revenues and delays in expected bookings for our VI Chip and Picor subsidiaries. On a year over year basis, bookings were 13.2% lower in 2015, as compared to 2014 and, in particular, were 24.1% lower in the second half of 2015, as compared to the second half of 2014.

We continue to face an uncertain outlook in the near term. We believe the transition to the new voltage regulation standard within the datacenter market will approach completion or be completed during 2016, leading to an increase in purchase orders for our products targeted at this substantial opportunity. However, certain markets in which we have historically focused remain weak, notably defense electronics. Geographically, international demand remains weak due to economic uncertainty across certain global regions. Because we are shifting our strategy toward serving fewer, higher volume customers with our innovative new products, we currently are vulnerable to swings in demand from a relatively small number of early adopting customers, although our objective is to diversify our customer base, given the breadth of applications of these new products. Until customer adoption of these new products accelerates, we may not achieve such customer diversification.

For the year ended December 31, 2015, revenues decreased (2.5)% to $220,194,000 from $225,731,000 for 2014. Export sales as a percentage of total revenues were approximately 59.6% in 2015 and 60.5% in 2014. Gross margin increased to $99,518,000 in 2015 from $97,120,000 in 2014. Gross margin, as a percentage of revenue, increased to 45.2% in 2015 from 43.0% in 2014. Gross margin dollars and percentage improved in 2015 over 2014, despite lower revenues, due to improved average selling prices and lower average unit costs across all three segments.

Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $39,073,000 at the end of 2015, as compared to $54,249,000 at the end of 2014.

Operating expenses for 2015 decreased $12,098,000, or (10.8)%, to $99,785,000 from $111,883,000 in 2014, due to a decrease in selling, general, and administrative expenses of $9,884,000. The primary components of the decrease in selling, general, and administrative expenses were declines in legal fees of $8,621,000, compensation expenses of $1,064,000, and commissions expense of $310,000. The decrease in legal fees is due to reduced activity with our ongoing patent infringement litigation (See Part I, Item 3 — “Legal Proceedings”). As addressed elsewhere, we intend to continue our vigorous defense of intellectual property claims against us and cannot predict the ultimate cost of such defense or when the claims might be resolved. The lower costs of this ongoing litigation continued the trend begun in the fourth quarter of 2014 associated with continued delays in the expected trial date. An additional cause of lower operating expenses was the absence, in 2015, of severance and other costs associated with the consolidation of Westcor manufacturing, for which we recorded a pre-tax charge of $2,207,000 during the second half of 2014.

In September 2015, Intersil Corporation (“Intersil”) acquired Great Wall Semiconductor Corporation (“GWS”). At that time, our gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, representing an approximately 27% ownership preference in GWS. We received cash consideration from Intersil of $4,999,719, representing full preference value of the non-voting convertible preferred stock of GWS we owned. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015. See Note 8 to the Consolidated Financial Statements for additional information.

We reported net income in 2015 of $4,927,000, as compared to a net loss of $(13,887,000) in 2014, and net income per diluted share of $0.13 in 2015, as compared to a net loss per share of $(0.36) in 2014.

In 2015, depreciation and amortization totaled $9,142,000, and capital additions were $9,090,000, compared to $9,805,000 and $7,128,000, respectively, for 2014.

Inventories decreased by approximately $2,886,000, or (11.0)%, to $23,442,000 at the end of 2015, as compared to $26,328,000 at the end of 2014. This decrease was primarily associated with decreases in VI Chip and BBU inventories of $1,298,000 and $1,253,000, respectively.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years shown, ended December 31. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Gross margin	45.2%	43.0%	40.9%
Selling, general and administrative expenses	26.5%	30.2%	30.5%
Research and development expenses	18.8%	18.4%	20.0%
Loss before income taxes	(0.1)%	(6.4)%	(10.3)%

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

Contingencies

From time to time, we receive notices of product failure claims, notices of infringement of patent or other intellectual property rights of others, or notices associated with other claims. In January 2011, we were named in a lawsuit for patent infringement (See Part I, Item 3 — “Legal Proceedings”) that is ongoing. We assess each notice and associated matter to determine if a contingent liability should be recorded. In making this assessment, we may consult, depending on the nature of the matter, with external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record such a loss (i.e., we establish a loss contingency). In determining the amount of the loss to be recorded, we consider advice received from experts in the specific matter, current status of legal proceedings (if any), prior case history, comparable precedent litigation, and other factors. Should the estimates, assumptions, and judgments made by us change, we may need to record additional losses (i.e., add to our loss contingency) that may be material.

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

Year ended December 31, 2015 compared to Year ended December 31, 2014

Net revenues for 2015 were $220,194,000, a decrease of $5,537,000 or (2.5)%, as compared to $225,731,000 for 2014.

The components of revenue for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2015	2014	$	%
BBU	$173,108	$184,224	$(11,116)	(6.0)%
VI Chip	35,198	32,929	2,269	6.9%
Picor	11,888	8,578	3,310	38.6%

Total	$220,194	$225,731	$(5,537)	(2.5)%

The overall year to year decrease in BBU net revenues was primarily due to a 8.2% decrease in bookings in 2015 compared to 2014. The decrease in BBU revenues was primarily attributable to decreases in BBU revenues of approximately $4,481,000, Vicor Custom Power revenues of approximately $3,507,000, and VJCL revenues of approximately $3,100,000. While bookings declined across all three segments on a year over year basis, VI Chip and Picor revenues increased due to strong bookings in the latter half of 2014, particularly from the two segments’ major datacenter customer. Customer bookings patterns, though, continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for 2015 increased $2,398,000, or 2.5%, to $99,518,000 from $97,120,000 in 2014. Gross margin as a percentage of net revenues increased to 45.2% in 2015 from 43.0% in 2014. The increases in gross margin and gross margin percentage were primarily due to the increase in VI Chip and Picor net revenues, particularly due to a larger proportion of higher margin Picor products. In addition, the gross margin for BBU products remained relatively flat, despite their decrease in net revenues, due to average selling price improvements across several BBU programs, along with realizing the full benefit of the Westcor consolidation into Andover manufacturing.

Income (loss) from operations by segment for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2015	2014	$	%
BBU	$21,743	$15,499	$6,244	40.3%
VI Chip	(21,040)	(29,015)	7,975	27.5%
Picor	(290)	(407)	117	28.7%
Corporate	(680)	(840)	160	19.0%

Total	$(267)	$(14,763)	$14,496	98.2%

The increase in BBU operating profit in 2015 compared to 2014 was due to decreases in operating expenses, partially offset by decreases in revenues and the related gross margin. The primary decreases in operating expenses were legal fees and compensation expenses. Legal fees, which are charged to the BBU segment, are associated with the ongoing patent infringement litigation. The decrease in legal fees continued the trend begun in the fourth quarter of 2014 associated with continued delays in the expected trial date related to the SynQor litigation. Compensation and other operating expenses have decreased in part due to the Westcor consolidation discussed above. The VI Chip segment continues to incur significant operating losses as revenue volume and related gross margins are not sufficient to cover fixed manufacturing costs and operating expenses, particularly research and development expenses. The cash needs for each segment are primarily for working capital and capital expenditures. Positive cash flow from BBU historically has funded, and is expected to continue to fund, VI Chip and Picor operations, as well as the capital expenditures for all segments for the foreseeable future.

Selling, general, and administrative expenses were $58,313,000 for 2015, a decrease of $9,884,000, or (14.5)%, as compared to $68,197,000 for 2014. As a percentage of net revenues, selling, general, and administrative expenses decreased to 26.5% in 2015 from 30.2% in 2014.

The components of the $9,884,000 decrease in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$(8,621)	(78.9	)%(1)
Compensation	(1,064)	(3.0	)%(2)
Commissions expense	(310)	(6.7	)%(3)
Travel expenses	(280)	(9.5	)%(4)
Advertising expenses	(234)	(9.6	)%(5)
Business taxes and fees	83	16.0%
Outside services	130	8.1%
Audit, tax, and accounting fees	145	8.1%
Facilities expenses	145	10.0%
Other, net	122	2.0%

	$(9,884)	(14.5)%

(1)	Decrease attributable to reduced activity associated with patent infringement litigation, primarily due to the delay of the trial. See Note 16 to the Consolidated Financial Statements.

(2)	Decrease primarily attributable to the decrease in bonuses and the consolidation of Westcor operations.

(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

(4)	Decrease primarily attributable to decreased travel by the Company’s sales and marketing personnel.

(5)	Decrease primarily attributed to decreases in sales support expenses, direct mailings, and advertising in trade publications.

Research and development expenses decreased $7,000, or 0.0%, to $41,472,000 in 2015 from $41,479,000 in 2014. As a percentage of net revenues, research and development increased to 18.8% in 2015 from 18.4% in 2014, primarily due to the decrease in net revenues.

The significant changes in the components of “Other income, net” for the years ended December 31 were as follows (in thousands):

	2015	2014	Increase (decrease)
Credit gains on available for sale securities	$12	$311	$(299)
Foreign currency losses, net	(161)	(196)	35
Interest income	47	80	(33)
Gain on disposal of equipment	60	22	38
Other	67	51	16

	$25	$268	$(243)

We assess the value of our investment portfolio of auction rate securities each quarter, and record any credit gains or losses calculated as a component of “Other income (expense), net”. Our exposure to market risk fluctuations in foreign currency exchange rates relate primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar. While our Vicor B.V. operation also potentially exposes us to exchange rate risk, as that subsidiary’s sales are denominated in Euros and Pounds Sterling, any periodic gains or losses associated with exchange rate fluctuations are small, given the small U.S. Dollar value of shipments we make to Vicor B.V. The decrease in interest income for the period was due to lower average balances on our long-term investments, as well as a general decrease in interest rates earned on these investments.

Loss before income taxes was $(242,000) in 2015, as compared to $(14,495,000) in 2014.

The benefit for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2015	2014
Benefit for income taxes	$(401)	$(425)
Effective income tax rate	(165.7%)	(2.9%)

For the years ended December 31, 2015 and 2014, no tax benefit could be recognized for the majority of our losses due to a full valuation allowance against all domestic deferred tax assets. In 2015, we recognized a tax benefit of approximately $555,000 as a discrete item in the fourth quarter of 2015 for the release of certain tax reserves, due to entering into voluntary disclosure agreements with several states. In addition, in connection with the sale of our 49% interest in a noncontrolling interest subsidiary, Aegis Power Systems, Inc., the related deferred tax liability for unremitted earnings of $274,000 was reversed and recorded as a deferred tax benefit in the fourth quarter of 2015 (see Note 9 to the Consolidated Financial Statements). In 2014, we recognized a tax benefit of approximately $552,000 as a discrete item in the third quarter of 2014 for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter. The tax benefits in both years were partially offset by estimated federal and state taxes for one noncontrolling interest subsidiary as well as estimated state and foreign taxes in jurisdictions in which we do not have net operating loss carryforwards. We continue to maintain a full valuation allowance against all remaining domestic deferred tax assets. The effective tax rate was higher in 2015 than 2014 as the loss before income taxes and before the gain from sale of equity method investments was significantly lower in 2015 than in 2014.

In September 2015, Intersil acquired GWS. At that time, our gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, representing an approximately 27% ownership preference in GWS. We received cash consideration from Intersil of $4,999,719, representing full preference value of the shares of non-voting convertible preferred stock of GWS we owned. Since the investment in GWS had previously been reduced to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015. See Note 8 to the Consolidated Financial Statements for additional information.

Net income (loss) of noncontrolling interest increased by $415,000 for 2015 to $232,000, as compared to ($183,000) for 2014. This increase was due to the increase in net income during 2015 recorded by entities in which others held an equity interest (i.e., three Vicor Custom Power subsidiaries and VJCL).

Net income per diluted share attributable to Vicor Corporation was $0.13 for the year ended December 31, 2015, compared to net loss per share of $(0.36) for the year ended December 31, 2014. The increase in net income per diluted share was due in part to the acquisition of GWS by Intersil and the resulting gain from sale of equity method investment recorded by the Company, as discussed above.

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

The overall year to year increase in net revenues was primarily due to an approximately 10.7% increase in bookings for 2014 compared to 2013 and, particularly, a 23.8% increase in booking in the second half of 2014 compared to the same period in 2013. The increase in BBU revenues is primarily attributed to increases in BBU component revenues of approximately $16,202,000 (primarily due to increased shipments to customers in China), Vicor Custom Power revenues of approximately $3,628,000, Westcor revenues of approximately $834,000, and VJCL revenues of approximately $613,000. The decline in VI Chip revenues was expected, as the segment’s major datacenter customer transitioned to a new VI Chip product platform. One aspect of this transition is that certain Picor products are required in the new platform, replacing certain VI Chip products. This product shift was the primary reason for the increase in Picor bookings and shipments in 2014, compared to 2013. VI Chip bookings and shipments did increase in the second half of 2014, as orders were received for products under the new platform.

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

The increase in BBU operating profit in 2014 compared to 2013 was due to an increase in revenues and a related increase in gross margin, partially offset by increases in operating expenses. The primary increases in operating expenses were legal fees, compensation expenses, and charges for severance and other costs associated with consolidation of our Westcor manufacturing facility. Legal fees, which are charged to the BBU segment, are associated with the ongoing patent infringement litigation. All segments incurred higher compensation expenses due to higher personnel headcount and annual merit increases. The VI Chip segment continues to incur significant operating losses as revenue volume and related gross margins are not sufficient to cover fixed manufacturing costs and operating expenses, particularly research and development expenses. The decrease in Picor operating loss in 2014 compared to 2013 was due to the increase in revenues and the related increase in gross margin. The cash needs for each segment are primarily for working capital and capital expenditures. Positive cash flow from BBU historically has funded, and is expected to continue to fund, VI Chip and Picor operations, as well as the capital expenditures for all segments for the foreseeable future.

Selling, general, and administrative expenses were $68,197,000 for 2014, an increase of $7,460,000, or 12.3%, as compared to $60,737,000 for 2013. As a percentage of net revenues, selling, general and administrative expenses decreased to 30.2% in 2014 from 30.5% in 2013.

The components of the $7,460,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$6,818	166.2	%(1)
Compensation	1,119	3.2	%(2)
Facilities expenses	180	14.2%
Business taxes and fees	163	45.8%
Bad debt expense	(215)	(78.0	)%(3)
Stockholder reporting	(228)	(52.7	)%(4)
Training and professional development	(262)	(80.1	)%(5)
Other, net	(115)	(0.6)%

	$7,460	12.3%

(1)	Increase attributable to legal expenses associated with the patent infringement litigation. See Note 16 to the Consolidated Financial Statements.

(2)	Increase primarily attributable to annual compensation adjustments in May 2014 and an increase in sales and marketing headcount.

(3)	Decrease attributable to additional expense recognized in the second quarter of 2013 pertaining to one customer, without a comparable increase in 2014.

(4)	Decrease primarily attributable to additional expenses incurred in 2013 in connection with the public tender offers for shares of our Common Stock and for the Offer to Exchange.

(5)	Decrease primarily attributable to additional expenses incurred in 2013 for corporate management and sales personnel training.

Research and development expenses increased $1,631,000, or 4.1%, to $41,479,000 in 2014 from $39,848,000 in 2013. As a percentage of net revenues, research and development decreased to 18.4% in 2014 from 20.0% in 2013, primarily due to the increase in net revenues.

The components of the $1,631,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,083	4.0	%(1)
Depreciation and amortization	259	12.5	%(2)
Project and pre-production materials	148	3.3%
Facilities expenses	132	7.0%
Other, net	9	0.2%

	$1,631	4.1%

(1)	Increase primarily attributable to annual compensation adjustments in May 2014.

(2)	Increase primarily attributable to additions of engineering test equipment for VI Chip.

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

We assess the value of our investment portfolio of auction rate securities each quarter, and record any credit gains or losses calculated as a component of “Other income (expense), net”. Our exposure to market risk fluctuations in foreign currency exchange rates relate primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar. While our Vicor B.V. subsidiary also potentially exposes us to exchange rate risk, as that subsidiary’s sales are denominated in Euros and Pounds Sterling, any periodic gains or losses associated with exchange rate fluctuations are small, given the small U.S. Dollar value of shipments we make to Vicor B.V. The decrease in interest income for the period was due to lower average balances on the Company’s long-term investments.

Loss before income taxes was $(14,495,000) in 2014 as compared to $(20,465,000) in 2013.

The (benefit) provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2014	2013
(Benefit) provision for income taxes	$(425)	$3,039
Effective income tax rate	(2.9%)	14.8%

In 2014, the Company could not recognize a tax benefit for the majority of its losses due to a full valuation allowance against all domestic deferred tax assets. During the third quarter of 2014, the Company recognized a tax benefit of approximately $552,000 as a discrete item for the release of certain income tax reserves, due to the completion of an Internal Revenue Service examination of its 2010 and 2011 federal corporate income tax returns during the quarter. For the year ended December 31, 2013, a net income tax provision was recorded primarily due to an increase in the valuation allowance for all remaining domestic net deferred tax assets not previously covered by a valuation allowance. In 2013, we recorded an increase to the valuation allowance of approximately $10,241,000 due to the following factors: (1) our forecast of future taxable income, of the appropriate nature, based on our quarterly assessment was not sufficient to support the recoverability of the remaining tax assets; (2) then recent cumulative losses and our projection of continued losses into 2014; (3) while we had the ability to carryback federal net operating losses or credits to utilize against federal taxable income, it will generate only $1,600,000 in cash refunds (which were subsequently received in the fourth quarter of 2014); and (4) the lack of prudent and feasible tax planning strategies. The tax expense due to the increase in the valuation allowance was partially offset by a benefit for a net operating loss carryback for federal income tax purposes and the recognition of a benefit from the federal research tax credit for 2012 of $549,000, as a discrete item in the first quarter of 2013. The federal research tax credit for 2012 and 2013 was extended on January 2, 2013, pursuant to the American Taxpayer Relief Act of 2012 (“ATRA”).

Net income (loss) of noncontrolling interest decreased by $319,000 for 2014 to ($183,000), as compared to $136,000 for 2013. This was due to net losses during 2014 recorded by entities in which others held a noncontrolling equity interest (i.e., three Vicor Custom Power subsidiaries and VJCL).

Net loss per share attributable to Vicor Corporation was $(0.36) for the year ended December 31, 2014, compared to net loss per share of $(0.60) for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had $62,980,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.6:1 at December 31, 2015, as compared to 4.9:1 at December 31, 2014. Working capital increased $4,584,000 to $94,905,000 at December 31, 2015 from $90,321,000 at December 31, 2014.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$7,793
Short-term investments	(270)
Accounts receivable	(2,449)
Inventories	(2,886)
Deferred tax assets	(107)
Other current assets	(53)
Accounts payable	462
Accrued compensation and benefits	314
Accrued expenses	610
Accrued severance charges	1,709
Income taxes payable	10
Deferred revenue	(549)

$4,584

The primary sources of cash for the year ended December 31, 2015, were $11,467,000 from operating activities, $5,000,000 of proceeds from the sale of our investment in non-voting convertible preferred stock of GWS upon GWS’ acquisition by Intersil (discussed above), and $820,000 of proceeds from the issuance of Common Stock associated with the exercise of options for the purchase of shares of our Common Stock. The primary use of cash for the year ended December 31, 2015, was the purchase of equipment of $9,090,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2015. As of December 31, 2015, we had approximately $8,541,000 remaining for share purchases under the November 2000 Plan.

During the year ended December 31, 2015, one of our subsidiaries paid a total of $250,000 in cash dividends, all of which was paid to us. During the year ended December 31, 2014, two of our subsidiaries paid a total of $3,900,000 in cash dividends, of which $3,738,000 was paid to us and $162,000 was paid to holders of noncontrolling interests. Dividends paid to outside shareholders of our subsidiaries are accounted for as a reduction in noncontrolling interest.

As of December 31, 2015, we had no off-balance sheet arrangements.

The table below summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	More Than 5 Years
Operating lease obligations	$2,746	$1,314	$1,100	$314	$18

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We have approximately $1,089,000 of capital expenditure commitments, principally for manufacturing equipment, as of December 31, 2015.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. Our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investments, net”, consisted primarily of a single auction rate security as of December 31, 2015 with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2015.

We estimate our annual interest income would change by approximately $33,000 in 2015 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2015, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $86,000. As the functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar, we believe risk to fluctuations in foreign currency exchange rates is not significant, as these operations do not incur material foreign exchange exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vicor Corporation:

We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicor Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vicor Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 8, 2016

VICOR CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(In thousands, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$62,980	$55,187
Short-term investments	—	270
Accounts receivable, less allowance of $171 in 2015 and $183 in 2014	25,982	28,431
Inventories, net	23,442	26,328
Deferred tax assets	—	107
Other current assets	3,102	3,155

Total current assets	115,506	113,478
Long-term deferred tax assets	15	—
Long-term investments, net	2,866	3,002
Property, plant and equipment, net	37,450	37,387
Other assets	1,708	1,675

Total assets	$157,545	$155,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,470	$7,932
Accrued compensation and benefits	8,349	8,663
Accrued expenses	2,568	3,178
Accrued severance charges	195	1,904
Income taxes payable	31	41
Deferred revenue	1,988	1,439

Total current liabilities	20,601	23,157
Long-term deferred revenue	468	637
Contingent consideration obligation	144	—
Long-term income taxes payable	192	867
Deferred income taxes	55	329

Total liabilities	21,460	24,990
Commitments and contingencies (Note 16)
Equity:
Vicor Corporation stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2015 and 2014	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 38,705,564 shares issued and 27,034,078 shares outstanding (38,580,480 shares issued and 26,908,994 shares outstanding in 2014)	395	393
Additional paid-in capital	174,337	171,901
Retained earnings	99,685	94,758
Accumulated other comprehensive loss	(577)	(471)
Treasury stock at cost: 11,671,486 shares in 2015 and 2014	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	135,031	127,772
Noncontrolling interest	1,054	2,780

Total equity	136,085	130,552

Total liabilities and equity	$157,545	$155,542

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except per share amounts)

	2015	2014	2013
Net revenues	$220,194	$225,731	$199,160
Cost of revenues	120,676	128,611	117,681

Gross margin	99,518	97,120	81,479
Operating expenses:
Selling, general and administrative	58,313	68,197	60,737
Research and development	41,472	41,479	39,848
Severance and other charges	—	2,207	1,361

Total operating expenses	99,785	111,883	101,946

Loss from operations	(267)	(14,763)	(20,467)
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	(49)	750	(54)
Portion of gains (losses) recognized in other comprehensive income (loss)	61	(439)	(24)

Net credit gains (losses) recognized in earnings	12	311	(78)
Other income (expense), net	13	(43)	80

Total other income (expense), net	25	268	2

Loss before income taxes	(242)	(14,495)	(20,465)
Less: (Benefit) provision for income taxes	(401)	(425)	3,039
Gain from sale of equity method investment, net of tax	5,000	—	—

Consolidated net income (loss)	5,159	(14,070)	(23,504)
Less: Net income (loss) attributable to noncontrolling interest	232	(183)	136

Net income (loss) attributable to Vicor Corporation	$4,927	$(13,887)	$(23,640)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.13	$(0.36)	$(0.60)
Diluted	$0.13	$(0.36)	$(0.60)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,754	38,569	39,195
Diluted	39,146	38,569	39,195

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Consolidated net income (loss)	$5,159	$(14,070)	$(23,504)
Foreign currency translation losses, net of tax benefit (1)	(52)	(410)	(496)
Unrealized gains (losses) on available-for-sale securities, net of tax (2)	(59)	429	17

Other comprehensive income (loss)	(111)	19	(479)

Consolidated comprehensive income (loss)	5,048	(14,051)	(23,983)
Less: Comprehensive income (loss) attributable to noncontrolling interest	227	(219)	71

Comprehensive income (loss) attributable to Vicor Corporation	$4,821	$(13,832)	$(24,054)

(1)	Net of tax benefit of $0, $0 and $(378) for 2015, 2014, and 2013, respectively.

(2)	The deferred tax assets associated with cumulative unrealized losses on available for sale securities are completely offset by a tax valuation allowance as of December 31, 2015, 2014, and 2013. Therefore, there is no income tax benefit recognized for the three years ended December 31, 2015.

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Operating activities:
Consolidated net income (loss)	$5,159	$(14,070)	$(23,504)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,142	9,805	10,008
Gain from sale of equity method investment	(5,000)	—	—
Gain from disposition of consolidated subsidiary	(28)	—	—
Stock-based compensation expense	1,782	1,634	2,450
Decrease in long-term income taxes payable	(675)	(472)	(155)
Deferred income taxes	(183)	18	4,491
Decrease in long-term deferred revenue	(139)	(139)	(139)
Gain on disposal of equipment	(60)	(22)	(26)
(Benefit) provision for doubtful accounts	(18)	66	—
Credit (gain) loss on available for sale securities	(12)	(311)	78
Change in current assets and liabilities, net	1,499	5,682	2,107

Net cash provided by (used for) operating activities	11,467	2,191	(4,690)
Investing activities:
Sales and maturities of investments	360	3,460	1,024
Purchases of investments	—	(340)	—
Additions to property, plant and equipment	(9,090)	(7,128)	(6,179)
Proceeds from sale of equity method investment	5,000	—	—
Deconsolidation of subsidiary	(392)	—	—
Proceeds from sale of equipment	60	22	26
(Increase) decrease in other assets	(204)	(43)	49

Net cash used for investing activities	(4,266)	(4,029)	(5,080)
Financing activities:
Purchases of Common Stock	—	—	(17,100)
Proceeds from issuance of Common Stock	820	788	27
Acquisition of noncontrolling interest	(216)	—	—
Noncontrolling interest dividends paid	—	(162)	(531)
Reversal of excess tax benefit of share-based compensation	—	—	(451)

Net cash provided by (used for) financing activities	604	626	(18,055)
Effect of foreign exchange rates on cash	(12)	60	(390)

Net increase (decrease) in cash and cash equivalents	7,793	(1,152)	(28,215)
Cash and cash equivalents at beginning of period	55,187	56,339	84,554

Cash and cash equivalents at end of period	$62,980	$55,187	$56,339

Change in assets and liabilities, excluding effects of disposition of consolidated subsidiary:
Accounts receivable	$2,201	$(1,151)	$(821)
Inventories, net	1,880	3,202	33
Other current assets	(111)	1,029	(1,647)
Accounts payable and accrued liabilities	(1,301)	300	4,580
Accrued severance charges	(1,709)	1,855	49
Income taxes payable	(10)	26	(321)
Deferred revenue	549	421	234

	$1,499	$5,682	$2,107

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$675	$(1,529)	$(61)

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2012	$118	$390	$167,498	$132,285	$(112)	$(121,827)	$178,352	$3,621	$181,973
Sales of Common Stock		2	25				27		27
Noncontrolling interest dividends paid								(531)	(531)
Reversal of excess tax benefit of stock-based compensation			(451)				(451)		(451)
Stock-based compensation expense			2,450				2,450		2,450
Net settlement stock option exercises			(48)				(48)		(48)
Purchase of treasury stock						(17,100)	(17,100)		(17,100)
Components of comprehensive income, net of tax
Net income (loss)				(23,640)			(23,640)	136	(23,504)
Other comprehensive loss					(414)		(414)	(65)	(479)

Total comprehensive income (loss)							(24,054)	71	(23,983)

Balance on December 31, 2013	118	392	169,474	108,645	(526)	(138,927)	139,176	3,161	142,337
Sales of Common Stock		1	787				788		788
Noncontrolling interest dividends paid								(162)	(162)
Stock-based compensation expense			1,634				1,634		1,634
Other			6				6		6
Components of comprehensive income, net of tax
Net loss				(13,887)			(13,887)	(183)	(14,070)
Other comprehensive income (loss)					55		55	(36)	19

Total comprehensive loss							(13,832)	(219)	(14,051)

Balance on December 31, 2014	118	393	171,901	94,758	(471)	(138,927)	127,772	2,780	130,552
Sales of Common Stock		2	818				820		820
Acquisition of noncontrolling interest			(144)				(144)	(216)	(360)
Disposition of consolidated subsidiary			(5)				(5)	(1,737)	(1,742)
Stock-based compensation expense			1,782				1,782		1,782
Net settlement stock option exercises			(22)				(22)		(22)
Other			7				7		7
Components of comprehensive income, net of tax
Net income				4,927			4,927	232	5,159
Other comprehensive loss					(106)		(106)	(5)	(111)

Total comprehensive income							4,821	227	5,048

Balance on December 31, 2015	$118	$395	$174,337	$99,685	$(577)	$(138,927)	$135,031	$1,054	$136,085

See accompanying notes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures, and markets modular power components and power systems for converting, regulating and controlling electric current. The Company also licenses certain rights to its technology in return for recurring royalties. The principal markets for the Company’s power converters and systems are large original equipment manufacturers (“OEMs”) and their contract manufacturers, and smaller, lower volume users, which are broadly distributed across several major market areas.

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

The Company defers revenue and the related cost of sales on shipments to stocking distributors until the distributors resell the products to their customers. The agreements with these stocking distributors allow them to receive price adjustment credits or to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued, or obsolete product from their inventory. These stocking distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and invoiced to the stocking distributor. Given the uncertainties associated with the levels of price adjustment credits to be granted to stocking distributors, the sales price to the stocking distributor is not fixed or determinable until the stocking distributor resells the products to its customers. Therefore, the Company defers revenue and the related cost of sales on shipments to stocking distributors until the stocking distributors resell the products to their customers. Accordingly, the Company’s revenue fully reflects end-customer purchases and is not impacted by stocking distributor inventory levels. Agreements with stocking distributors limit returns of qualifying product to the Company to a certain percentage of the value of the

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s shipments to that stocking distributor during the prior quarter. In addition, stocking distributors are allowed to return unsold products if the Company terminates the relationship with the stocking distributor. Title to the inventory transferred to the stocking distributor at the time of shipment or delivery to the stocking distributor, as well as payment from the stocking distributor, are due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the stocking distributors’ sale of the products to their end-customers. Upon title transfer to stocking distributors, the Company reduces inventory for the cost of goods shipped, the margin (i.e., revenues less cost of revenues) is recorded as deferred revenue, and an account receivable is recorded. As of December 31, 2015, the Company had gross deferred revenue of approximately $2,042,000 and gross deferred cost of revenues of approximately $882,000 under agreements with stocking distributors ($1,769,000 and $808,000, respectively, as of December 31, 2014).

The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the undelivered elements. The Company enters into arrangements containing multiple elements that may include a combination of non-recurring engineering services (“NRE”), prototype units, and production units. The Company has determined NRE and prototype units represent one unit of accounting and production units represent a separate unit of accounting, based on an assessment of the respective standalone value. The Company defers revenue recognition for NRE and prototype units until completion of the final milestone under the NRE arrangement, which is generally the delivery of the prototype. Recognition generally takes place within six to twelve months of the initiation of the arrangement. Revenue for the production units is recognized upon shipment, consistent with other product revenue summarized above. During 2015, 2014, and 2013, revenue recognized under multi-element arrangements accounted for less than 3% of net revenues.

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

Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency losses included in other income (expense), net, were approximately ($161,000), ($196,000), and ($94,000) in 2015, 2014, and 2013, respectively.

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

Concentrations of risk

Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, of which a significant portion is held by one financial institution, short-term and long-term investments, and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s short-term and long-term investments consist of highly rated (Aaa/AA+) municipal and corporate debt securities in which a significant portion are invested in an auction rate security. As of December 31, 2015, the Company was holding a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. Through December 31, 2015, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs and their contract manufacturers. The applications in which these products are used are in the higher-performance, higher-power segments of the power systems market, including, in alphabetical order, aerospace and defense electronics, enterprise and high performance computing, industrial automation, telecommunications and networking infrastructure, test and measurement

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instrumentation, and vehicles and transportation. While, overall, the Company has a broad customer base and sells into a variety of industries, the Company’s VI Chip and Picor subsidiaries have derived a substantial portion of their revenue from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered by these subsidiaries, and their targeting of market leading innovators as initial customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2015, one customer accounted for approximately 21.9% of trade account receivables. As of December 31, 2014, two customers accounted for approximately 14.9% and 11.6% of trade account receivables, respectively. Credit losses have consistently been within management’s expectations.

During 2015, one customer accounted for approximately 16.2% of net revenues. During 2014, one customer accounted for approximately 14.7% of net revenues. During 2013, two customers accounted for approximately 10.9% and 10.1% of net revenues, respectively. International sales, based on customer location, as a percentage of total net revenues, were approximately 59.6% in 2015, 60.5% in 2014, and 59.5% in 2013. Net revenues from customers in Hong Kong and China accounted for approximately 21.8% and 12.4%, respectively, of total net revenues in 2015, approximately 20.2% and 12.0%, respectively, of total net revenues in 2014 and approximately 16.2% and 11.3%, respectively, of total net revenues in 2013.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred $1,762,000, $1,832,000, and $1,884,000 in advertising costs during 2015, 2014 and 2013, respectively.

Product warranties

The Company generally offers a two-year warranty for all of its products, though it is party to a limited number of supply agreements with certain customers contractually committing the Company to warranty and indemnification requirements exceeding those to which the Company has been exposed in the past. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors influencing the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.

Legal Costs

Legal costs in connection with litigation are expensed as incurred.

Net income (loss) per common share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding and diluted net income (loss) per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, if any. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31 (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Net income (loss) attributable to Vicor Corporation	$4,927	$(13,887)	$(23,640)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	38,754	38,569	39,195
Effect of dilutive securities:
Employee stock options (2)	392	—	—

Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions (3)	39,146	38,569	39,195

Basic net income (loss) per share	$0.13	$(0.36)	$(0.60)

Diluted net income (loss) per share	$0.13	$(0.36)	$(0.60)

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)	Options to purchase 238,792, 1,895,675, and 1,989,248 shares of Common Stock in 2015, 2014, and 2013, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws expected to be in effect when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized. For December 31, 2015, based on newly adopted accounting guidance discussed below, all deferred tax assets and liabilities are classified as noncurrent. Previously, deferred tax assets and liabilities were separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes (or the expected reversal thereof).

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

Impact of recently issued accounting standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance for the classification of deferred taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets and liabilities. The Company early adopted the new guidance during fiscal year 2015 on a prospective basis. Accordingly, all deferred taxes have been classified as noncurrent on the December 31, 2015 Consolidated Balance Sheets and prior periods were not retrospectively adjusted. The adoption of this new guidance did not have a material impact on the Company’s financial position.

In July 2015, the FASB issued new guidance for inventory accounting, which will require companies to measure in scope inventory at the lower of cost or net realizable value. Current guidance requires an entity to measure inventory at the lower of cost or market. The new guidance does not apply to inventory that is measured using last-in, first-out (“LIFO”) or retail inventory methods. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”), which the Company employs, or average cost methods. The new guidance will be effective for the Company on January 1, 2017, and is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the impact the new guidance will have on its consolidated financial statements and related disclosures.

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

2001 Stock Option and Incentive Plan, as amended (the “2001 Picor Plan”) — Under the 2001 Picor Plan, the Board of Directors of Picor may grant equity-based awards associated with Picor Common Stock, including stock options, restricted stock, or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. No incentive stock

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options have been granted since November 11, 2011, and no such options were outstanding as of December 31, 2015. Non-qualifying stock options may be granted to employees at a price at least equal to the fair market value per share of Picor Common Stock, based on judgments made by Picor’s Board of Directors on the date of grant. All stock option awards must be approved by both the Picor Board of Directors and the Compensation Committee of the Company’s Board of Directors. A total of 20,000,000 shares of Picor Common Stock have been reserved for issuance under the 2001 Picor Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Picor Board of Directors. The term of each option may not exceed 10 years from the date of grant.

VI Chip Corporation (“VI Chip”), a privately held, majority-owned subsidiary of Vicor, currently grants stock options under the following equity compensation plan that has been approved by its Board of Directors:

2007 Stock Option and Incentive Plan, as amended (the “2007 VI Chip Plan”) — Under the 2007 VI Chip Plan, the Board of Directors of VI Chip may grant equity-based awards associated with VI Chip Common Stock, including stock options, restricted stock, or unrestricted stock. Awards may be granted to employees and other key persons, including non-employee directors and full or part-time officers. No incentive stock options have been granted since November 11, 2011, and no such options were outstanding as of December 31, 2015. Non-qualifying stock options may be granted to employees at a price at least equal to the fair market value per share of the VI Chip Common Stock, based on judgments made by VI Chip’s Board of Directors on the date of grant. A total of 12,000,000 shares of VI Chip Common Stock have been reserved for issuance under the 2007 VI Chip Plan. The period of time during which an option may be exercised and the vesting periods are determined by the VI Chip Board of Directors. The term of each option may not exceed 10 years from the date of grant.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For financial reporting purposes, the exchange of Time-Based Eligible Options for Replacement Options was considered a modification of both the exercise price and the vesting terms of the cancelled options. The accounting for these modifications resulted in total incremental expense of approximately $365,000, which, combined with the remaining unrecognized expense from the original grant date value of approximately $318,000, is being recognized over the associated service period (i.e., the five year vesting period) for each new vesting tranche. Because the Company had not previously recorded stock-based compensation expense for the Performance-Based Eligible Options, as the Company determined it was not probable the Brick Business Unit would meet the revenue targets required to trigger vesting of such options, the exchange of Replacement Options for Performance-Based Eligible Options has been accounted for as the grant of new options as of June 17, 2013, the Offer Expiration Date. As referenced above, because these Replacement Options have five different exercise prices (i.e., an increasing exercise price for each of the five different vesting periods, each with a different term to expiration), the value of such Replacement Options, calculated using the Black-Scholes methodology, was based on the assumption each vesting tranche represented a distinct instrument. The resulting total expense of approximately $2,300,000 will be recognized over the associated service period for each vesting tranche, as if the grant were, in substance, five grants of distinct instruments with different exercise prices and different, sequentially shorter, terms to expiration. The unrecognized compensation expense for these Replacement Options was approximately $370,000 as of December 31, 2015.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component of their annual compensation. The total stock-based compensation expense recognized during the second quarter of 2013 for these awards was approximately $208,000, of which approximately $190,000 was the result of immediate expense recognition due to the age of the recipient officer or director.

During the third quarter of 2010, the Company granted an aggregate of 1,243,750 Performance-Based Eligible Options. Based on the final results of the Option Exchange, a total of 44,500 of these Performance-Based Eligible Options remain outstanding as of December 31, 2015. Under the accounting rules for performance-based awards, the Company is required to assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. If and when achievement is deemed probable, the Company will begin to recognize the associated compensation expense for the remaining stock options over the relevant performance period. As of December 31, 2015, the Company determined it was not probable the revenue targets would be achieved and, accordingly, has not recorded any compensation expense relating to these options since the grant date. The unrecognized compensation expense of these performance-based options was approximately $279,000 as of December 31, 2015.

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the 2007 VI Chip Plan with performance-based vesting provisions tied to achievement of certain margin targets by VI Chip Corporation. As of December 31, 2010, the Company determined it was probable the margin targets would be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of December 31, 2015 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $485,000 as of December 31, 2015.

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

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Cost of revenues	$230	$183	$163
Selling, general and administrative	1,246	1,176	1,942
Research and development	306	275	345

Total stock-based compensation	$1,782	$1,634	$2,450

The decrease in stock-based compensation expense in 2015 and 2014 compared to 2013 were primarily due to the Offer to Exchange, described above.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for options awarded for the years shown below was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Non Performance- based Stock Options
Vicor:	2015	2014	2013
Risk-free interest rate	2.0%	2.2%	1.2%
Expected dividend yield	—	—	—
Expected volatility	51%	52%	39%
Expected lives (years)	7.2	6.6	4.9

VI Chip:	2015	2014	2013
Risk-free interest rate	2.1%	2.3%	1.6%
Expected dividend yield	—	—	—
Expected volatility	37%	41%	48%
Expected lives (years)	6.5	6.5	6.5

Picor:	2015	2014	2013
Risk-free interest rate	1.9%	2.2%	1.2%
Expected dividend yield	—	—	—
Expected volatility	41%	42%	49%
Expected lives (years)	6.5	6.5	6.5

Risk-free interest rate:

Vicor — The Company uses the yield on zero-coupon U.S. Treasury “Strip” securities for a period that is commensurate with the expected term assumption for each vesting period.

Picor and VI Chip — Picor and VI Chip use the yield to maturity of a seven-year U.S. Treasury bond, as it most closely aligns to the expected exercise period.

Expected dividend yield:

Vicor — The Company determines the expected dividend yield by annualizing the most recent prior cash dividends declared by the Company’s Board of Directors, if any, and dividing that result by the closing stock price on the date of that dividend declaration. Dividends are not paid on options.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Picor and VI Chip — Due to the lack of historical information, the “simplified” method as prescribed by the Securities and Exchange Commission is used to determine the expected term.

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

Vicor — The Company currently expects, for Vicor options, based on an analysis of historical forfeitures, approximately 88% of its options will actually vest. An annual forfeiture rate of 4.25% has been applied to all unvested options as of December 31, 2015. For 2014 and 2013, the Company expected 78% of its options would actually vest and applied an annual forfeiture rate of 8.00%.

Picor — The Company currently expects, for Picor options, based on an analysis of historical forfeitures, approximately 93% of its options will actually vest. An annual forfeiture rate of 2.5% has been applied to all unvested options as of December 31, 2015. For 2014 and 2013, the Company similarly expected 92% of its options would actually vest and applied an annual forfeiture rate of 2.75%.

VI Chip — The Company currently expects, for VI Chip options, based on an analysis of historical forfeitures, approximately 78% of its options will actually vest. An annual forfeiture rate of 8.5% has been applied to all unvested options as of December 31, 2015. For 2014 and 2013, the Company expected 77% and 80%, respectively, of its options would actually vest and applied an annual forfeiture rate of 7.75% and 7.00%, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vicor Stock Options

A summary of the activity under Vicor’s stock option plans as of December 31, 2015 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2014	1,895,675	$8.07
Granted	194,561	$12.51
Forfeited and expired	(117,085)	$9.30
Exercised	(125,084)	$6.44

Outstanding on December 31, 2015	1,848,067	$8.57	7.64	$2,637

Exercisable on December 31, 2015	565,861	$7.24	7.25	$1,269

Vested or expected to vest as of December 31, 2015 (1)	1,778,075	$8.51	7.64	$2,580

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2014 and 2013, the Company had options exercisable for 306,173 and 54,284 shares respectively, for which the weighted average exercise prices were $6.90 and $9.72, respectively.

During the years ended December 31, 2015, 2014, and 2013 under all plans, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $928,000, $751,000, and $15,000, respectively. The total amount of cash received by the Company from options exercised in 2015, 2014, and 2013, was $805,000, $788,000, and $13,000, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2015, 2014, and 2013 was approximately $1,194,000, $1,096,000, and $489,000, respectively.

As of December 31, 2015, there was $1,393,000 of total unrecognized compensation cost related to unvested non-performance based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.8 years for those awards. The expense will be recognized as follows: $726,000 in 2016, $397,000 in 2017, $186,000 in 2018, $71,000 in 2019, and $13,000 in 2020.

The weighted-average fair value of Vicor options granted was $6.76, $5.50, and $1.90, in 2015, 2014, and 2013, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Picor Stock Options

A summary of the activity under the 2001 Picor Plan as of December 31, 2015 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2014	9,870,067	$0.62
Granted	82,000	$1.09
Forfeited and expired	(8,000)	$0.75
Exercised	(219,000)	$0.76

Outstanding on December 31, 2015	9,725,067	$0.62	5.01	$4,520

Exercisable on December 31, 2015	8,053,490	$0.64	4.48	$3,594

Vested or expected to vest as of December 31, 2015 (1)	9,668,334	$0.62	4.99	$4,488

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2014 and 2013, Picor had options exercisable for 6,643,377 and 5,869,044 shares, respectively, for which the weighted average exercise prices were $0.67 and $0.69, respectively.

During the years ended December 31, 2015, and 2013, the total intrinsic value of Picor options exercised was $72,000 and $146,000, respectively. There were no Picor options exercised in 2014. The total amounts of cash received by Picor from options exercised in 2015 and 2013 was $14,000 in both years. The total grant-date fair value of stock options vesting during the years ended December 31, 2015, 2014, and 2013 was approximately $39,000, $0, and $398,000, respectively.

As of December 31, 2015, there was $307,000 of total unrecognized compensation cost related to unvested share-based awards for Picor. That cost is expected to be recognized over a weighted-average period of 2.6 years for all Picor awards. The expense will be recognized as follows: $148,000 in 2016, $86,000 in 2017, $51,000 in 2018, $19,000 in 2019, and $3,000 in 2020.

The weighted-average fair value of Picor options granted was $0.48 in 2015, $0.19 in 2014, and $0.31 in 2013.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VI Chip Stock Options

A summary of the activity under the 2007 VI Chip Plan as of December 31, 2015 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2014	10,715,000	$1.00
Granted	82,500	$1.00
Forfeited and expired	(699,000)	$1.00
Exercised	(1,000)	$1.00

Outstanding on December 31, 2015 (1)	10,097,500	$1.00	2.87	$—

Exercisable on December 31, 2015	7,042,600	$1.00	1.75	$—

Vested or expected to vest as of December 31, 2015 (2)	9,821,129	$1.00	2.80	$—

(1)	Of the total VI Chip options outstanding on December 31, 2015, 5,500,000 options had been granted to Dr. Vinciarelli, the Company’s Chief Executive Officer.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2014 and 2013, VI Chip had options exercisable for 7,377,950 and 7,267,600 shares, respectively, for which the weighted average exercise price was $1.00.

The total intrinsic value of VI Chip options exercised in 2015 was zero. The total amount of cash received by VI Chip from options exercised in 2015 was $1,000. There were no VI Chip options exercised in 2014 and 2013.

As of December 31, 2015, there was $589,000 of total unrecognized compensation cost related to unvested share-based awards for VI Chip. That cost is expected to be recognized over a weighted-average period of 3.0 years for all VI Chip awards. The expense will be recognized as follows: $192,000 in 2016, $178,000 in 2017, $150,000 in 2018, and $69,000 in 2019.

The weighted-average fair value of VI Chip options granted was $0.01, $0.02, and $0.29 in 2015, 2014, and 2013, respectively.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $854,000, $877,000, and $825,000 in 2015, 2014, and 2013, respectively.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2015, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

4.  SHORT-TERM AND LONG-TERM INVESTMENTS

As of December 31, 2015 and 2014, the Company held one auction rate security with a par value of $3,000,000. This auction rate security consists of a collateralized debt obligation, supported by a pool of student loans, sponsored by state student loan agencies and corporate student loan servicing firms. The interest rate for the security is reset at regular intervals ranging from seven to 28 days. The auction rate security held by the Company traded at par prior to February 2008 and is callable at par at the option of the issuer.

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

As of December 31, 2015 and 2014, the Company held one auction rate security that had experienced failed auctions of $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by the major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2015, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2015.

The following is a summary of available-for-sale securities (in thousands):

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$474	$2,526
Brokered certificates of deposit	340	—	—	340

	$3,340	$—	$474	$2,866

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$425	$2,575
Brokered certificates of deposit	700	—	3	697

	$3,700	$—	$428	$3,272

As of December 31, 2015 and 2014, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of available-for-sale securities on December 31, 2015, by contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in two to ten years	$340	$340
Due in ten to twenty years	—	—
Due in twenty to forty years	3,000	2,526

	$3,340	$2,866

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on December 31, 2015, with a par value of $3,000,000, was estimated by the Company to be approximately $2,526,000. The gross unrealized loss of $474,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $72,000 and an aggregate temporary impairment of $402,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (see Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on available-for-sale auction rate securities held by the Company for the years ended December 31 (in thousands):

	2015	2014	2013
Balance at the beginning of the period	$84	$395	$317
Reductions for securities sold during the period	—	(272)	(7)
Additions (reductions) for the amount related to credit loss for which other-than-temporary impairment was not previously recognized	(12)	(39)	85

Balance at the end of the period	$72	$84	$395

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

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2015 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2015
Cash equivalents:
Money market funds	$10,412	$—	$—	$10,412
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Brokered certificates of deposit	—	340	—	340
Liabilities:
Contingent consideration obligation	—	—	(144)	(144)

Assets measured at fair value on a recurring basis included the following as of December 31, 2014 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2014
Cash equivalents:
Money market funds	$11,207	$—	$—	$11,207
Short-term investments:
Brokered certificates of deposit	—	270	—	270
Long-term investments:
Failed Auction Securities	—	—	2,575	2,575
Brokered certificates of deposit	—	427	—	427

The Company has classified its contingent consideration obligation as Level 3 because the fair value for this liability was determined using unobservable inputs. The liability was based on estimated sales of legacy products over the period of royalty payments at the royalty rate (see Note 9), discounted using the Company’s estimated cost of capital.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of December 31, 2015. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.4%; the rate of return required by investors to own this type of security in the current environment, which we estimate to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative information about Level 3 fair value measurements as of December 31, 2015 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,526	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.03%
			Cumulative probability of principal return prior to maturity	93.73%
			Cumulative probability of default	6.24%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2015 was as follows (in thousands):

Balance at the beginning of the period	$2,575
Credit gain on available- for- sale security included in Other income (expense), net	12
Loss included in Other comprehensive income (loss)	(61)

Balance at the end of the period	$2,526

The change in the estimated fair value calculated for the liability valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligation) for the year ended December, 31, 2015 was as follows (in thousands):

Balance at the beginning of the period	$—
Obligation incurred upon acquisition of noncontrolling interest (see Note 9)	(144)

Balance at the end of the period	$(144)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December, 31, 2015.

6.  INVENTORIES

Inventories as of December 31 were as follows (in thousands):

	2015	2014
Raw materials	$16,257	$18,252
Work-in-process	2,879	3,339
Finished goods	4,306	4,737

Net balance	$23,442	$26,328

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment as of December 31 were as follows (in thousands):

	2015	2014
Land	$2,089	$2,089
Buildings and improvements	44,647	43,800
Machinery and equipment	231,305	228,663
Furniture and fixtures	5,652	5,905
Construction in-progress and deposits	3,839	2,568

	287,532	283,025
Accumulated depreciation and amortization	(250,082)	(245,638)

Net balance	$37,450	$37,387

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $9,028,000, $9,833,000, and $10,180,000 respectively. As of December 31, 2015, the Company had approximately $1,089,000 of capital expenditure commitments.

8.  OTHER INVESTMENTS

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

At the time of the merger transaction, the Company’s gross investment totaled $4,999,719. However, during the fourth quarter of 2008, the Company determined a decline in value judged to be other-than-temporary had occurred and, as such, the investment’s recorded value on the Consolidated Balance Sheet, as of December 31, 2008, was reduced to zero. Management’s decision to reduce the remaining investment balance to zero at that time was based on GWS’ continued operating losses, the impact of the global economic crisis on the current and short-term outlook for its operations, a negative working capital position as of December 31, 2008, and a valuation based on discounted cash flows.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company and GWS were parties to an intellectual property cross-licensing agreement, a license agreement (see below), and two supply agreements, under which the Company purchased certain components from GWS. Intersil, through the merger transaction, has assumed all of GWS’ rights and obligations under these agreements. Company purchases from GWS totaled approximately $1,662,000 for the nine months ended September 30, 2015, the approximate date of the sale, and $2,146,000 and $1,959,000 in 2014 and 2013, respectively. The Company owed GWS zero and approximately $170,000 as of December 31, 2015 and December 31, 2014, respectively. During the second quarter of 2009, the Company entered into a license agreement with GWS in which the Company paid $500,000 to obtain certain rights to several GWS semiconductor devices. This amount was fully amortized, on a straight-line basis, over four years.

9.  NONCONTROLLING INTEREST TRANSACTIONS

On December 28, 2015, the Company sold its 49% ownership interest in Aegis Power Systems, Inc. (“APS”) to the 51% noncontrolling interest holder for approximately $1,698,000. The amount of the proceeds approximated the Company’s share of the net equity of APS, resulting in a gain of approximately $28,000, which was recorded in Other income (expense), net in the accompanying Consolidated Statements of Operations. As a result of the transaction, cash of approximately $2,090,000 and other net assets of approximately $1,317,000 of APS were fully deconsolidated from the Company’s consolidated balance sheet as of December 31, 2015. After the sale, APS will operate independently from the Company, and may purchase the Company’s products going forward, on an arms-length basis.

Also on December 28, 2015, the Company acquired the noncontrolling interest holder’s 18% ownership interest in Mission Power Solutions, Inc. (“MPS”) for approximately $216,000, which equaled the noncontrolling interest holder’s share of the net equity of MPS. This transaction was achieved through a statutory merger of MPS with and into an existing Vicor Custom Power wholly-owned subsidiary, Northwest Power, Inc. (“NPI”). In addition to the payment noted above, the selling principal will be eligible to receive quarterly royalty payments through June 30, 2021 equal to a percentage of the revenue generated by the sale of certain MPS legacy products to be manufactured by NPI going forward. The estimated obligation for total future royalties, recorded as Contingent consideration obligation in the accompanying Consolidated Balance Sheets, is approximately $144,000 as of December 31, 2015. The acquisition of the noncontrolling interest holder’s 18% ownership interest was accounted for as an equity transaction, and therefore, the noncontrolling interest balance in equity for this subsidiary was reduced to zero. The excess of the acquisition amount, which is inclusive of the cash paid and the value of the contingent consideration obligation, over the noncontrolling interest balance in equity, was recorded as a charge to additional paid-in capital.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The respective noncontrolling interest holders of APS and MPS served as key employees of each company prior to the transactions described above.

10.  INTANGIBLE ASSETS

Patent costs, which are included in other assets in the accompanying balance sheets, as of December 31 were as follows (in thousands):

	2015	2014
Patent costs	$2,525	$2,721
Accumulated amortization	(1,583)	(1,689)

	$942	$1,032

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.

Patent renewal fees were $64,000 and $25,000 in 2015 and 2014, respectively.

Amortization expense was approximately $145,000, $170,000 and $264,000 in 2015, 2014 and 2013, respectively. The estimated future amortization expense from patent assets held as of December 31, 2015, is projected to be $133,000, $127,000, $111,000, $105,000 and $100,000, in fiscal years 2016, 2017, 2018, 2019, and 2020, respectively.

11.  SEVERANCE AND OTHER CHARGES

In July 2014, the Company’s management authorized the consolidation of the manufacturing of its Westcor division products, of the BBU segment, announcing its intent to transfer those operations from Westcor’s Sunnyvale, California facility to the Company’s primary manufacturing facility in Andover, Massachusetts, by the end of 2014. As a result, the Company recorded a pre-tax charge of $2,207,000 in the second half of 2014, primarily for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. The Company also incurred other costs related to the relocation of the manufacturing operations, primarily freight costs for the transfer of inventories and equipment, and employee travel expenses, of which approximately $303,000 was expensed in the second half of 2014. The related liability is presented as “Accrued severance charges” in the Consolidated Balance Sheets.

A summary of the activity related to the accrued severance charges, is as follows (in thousands):

Balance as of December 31, 2014	$1,904
Payments	(1,709)

Balance as of December 31, 2015	$195

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Balance at the beginning of the period	$204	$283	$364
Accruals for warranties for products sold in the period	715	281	327
Fulfillment of warranty obligations	(334)	(350)	(297)
Revisions of estimated obligations	—	(10)	(111)

Balance at the end of the period	$585	$204	$283

13.  STOCKHOLDERS’ EQUITY

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2015, 2014, and 2013. On December 31, 2015 the Company had approximately $8,541,000 available for share repurchases under the November 2000 Plan.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.

During the year ended December 31, 2015, one subsidiary paid a total of $250,000 in cash dividends, all of which was paid to the Company. During the year ended December 31, 2014, two subsidiaries paid a total of $3,900,000 in cash dividends, of which $3,738,000 was paid to the Company and $162,000 was paid to outside shareholders. During the year ended December 31, 2013, three subsidiaries paid a total of $2,100,000 in cash dividends, of which $1,569,000 was paid to the Company and $531,000 was paid to outside shareholders. Dividends paid to outside shareholders of our subsidiaries are accounted for as a reduction in noncontrolling interest.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 31, 2015, 2014, and 2013 there were 14,594,805, 14,719,889, and 14,846,930, respectively, shares of Vicor Common Stock reserved for issuance for Vicor stock options and upon conversion of Class B Common Stock.

14.  OTHER INCOME (EXPENSE), NET

The major changes in the components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Interest income	$47	$80	$97
Foreign currency losses, net	(161)	(196)	(94)
Gain on disposal of equipment	60	22	26
Credit gains (losses) on available for sale securities	12	311	(78)
Other	67	51	51

	$25	$268	$2

15.  INCOME TAXES

The tax provision is based on the annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s pre-tax income and estimated federal and state income taxes for certain noncontrolling interest subsidiaries that are not part of the Company’s consolidated income tax returns. The tax provisions also may include discrete items, principally related to tax credits, increases or decreases in tax reserves, tax provision vs. tax return differences and accrued interest for potential liabilities.

The reconciliation of the federal statutory rate on the loss before income taxes and before the gain from sale of equity method investment to the effective income tax rate for the years ended December 31 is as follows:

	2015	2014	2013
Statutory federal tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal income tax benefit	46.4	0.8	1.1
Tax credits	29.9	(12.4)	(8.1)
Book income attributable to noncontrolling interest	47.0	(0.6)	0.4
Permanent items	21.2	0.4	0.6
Decrease in tax reserves	(248.6)	(3.7)	(0.1)
Foreign rate differential and deferred items	(18.2)	(0.3)	(0.2)
Capital gain on sale to noncontrolling interest	237.8	—	—
Decrease in unremitted Vicor Custom Power earnings	(108.7)	—	—
(Decrease) increase in valuation allowance	(138.4)	46.9	53.3
U.S. manufacturing deduction	—	—	1.7
Other	(0.1)	—	0.1

	(165.7%)	(2.9%)	14.8%

In 2015 and 2014, the Company could not recognize a tax benefit for the majority of its losses due to a full valuation allowance against all domestic deferred tax assets, as described below.

In 2015, the Company entered into voluntary disclosure agreements with several states. As a result, the Company recognized a tax benefit of approximately $555,000 as a discrete item in the fourth quarter of 2015 for

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the release of tax reserves. In addition, in connection with the Company’s sale of its 49% interest in APS, recognized as a capital gain, the related deferred tax liability for unremitted earnings of $274,000 was reversed and recorded as a deferred tax benefit in the fourth quarter of 2015 (see Note 9).

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

For financial reporting purposes, income (loss) before income taxes and before the gain from sale of equity method investment for the years ended December 31 include the following components (in thousands):

	2015	2014	2013
Domestic	$1,373	$(14,223)	$(20,466)
Foreign	(1,615)	(272)	1

	$(242)	$(14,495)	$(20,465)

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Current:
Federal	$144	$(690)	$(1,848)
State	(473)	147	284
Foreign	111	124	112

	(218)	(419)	(1,452)
Deferred:
Federal	(274)	(6)	4,491
Foreign	91	—	—

	(183)	(6)	4,491

	$(401)	$(425)	$3,039

As discussed in Note 8, the Company recorded a gain from equity method investment in the third quarter of 2015 for cash consideration received equal to its gross investment in GWS of $4,999,719 for the full preference value of its non-voting convertible preferred stock upon GWS’ acquisition by Intersil, as the value of the investment for financial reporting purposes was zero. For income tax purposes, though, the tax basis of the investment was $4,999,719 at the time of the redemption as it was not previously deducted for tax purposes and, therefore, there was no gain or loss on the transaction for income tax purposes.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company intends to continue to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $841,000 of unremitted earnings of international subsidiaries. As of December 31, 2015, the amount of unrecognized deferred tax liability on these earnings was $37,000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Research and development tax credit carryforwards	$12,503	$10,756
Stock-based compensation	3,993	3,465
Net operating loss carryforwards	3,393	3,560
Inventory reserves	2,979	3,024
Vacation accrual	1,768	1,821
Investment tax credit carryforwards	1,399	1,446
Alternative minimum tax credit carryforward	340	340
Warranty reserves	202	65
Deferred revenue	192	178
Unrealized loss on investments	149	131
Bad debt reserves	58	59
Accrued severance	35	525
Foreign tax credits	—	1,405
Other	700	446

Total deferred tax assets	27,711	27,221
Less: Valuation allowance for deferred tax assets	(25,862)	(25,818)

Net deferred tax assets	1,849	1,403
Deferred tax liabilities:
Depreciation	(787)	(176)
Prepaid expenses	(713)	(755)
Patent amortization	(334)	(365)
Unremitted Vicor Custom Power earnings	(55)	(329)

Total deferred tax liabilities	(1,889)	(1,625)

Net deferred tax liabilities	$(40)	$(222)

As of December 31, 2015, the Company has a valuation allowance of approximately $25,862,000 primarily against all net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. In 2013, the Company recorded an increase to the valuation allowance of approximately $10,241,000 for all remaining domestic net deferred tax assets not previously covered by a valuation allowance due to the following factors: (1) the Company’s forecast of future taxable income, of the appropriate nature, based on its quarterly assessment was not sufficient to support the recoverability of the remaining domestic deferred tax assets; (2) then recent cumulative losses and the Company’s projection of continued losses into 2014; (3) while the Company had the ability to carryback federal net operating losses or credits to utilize against federal taxable income, it will generate only $1,600,000 in cash refunds (which were subsequently received in the fourth quarter of 2014); and

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) the lack of prudent and feasible tax planning strategies. These assessment factors remain essentially unchanged, as the Company remains in a significant cumulative loss position as of December 31, 2015. As a result, management believes a full valuation allowance against all domestic net deferred tax assets is warranted as of December 31, 2015. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income. A portion of such an adjustment may be accounted for through an increase to “Additional paid-in capital”, a component of Stockholders’ Equity. The amount of any such tax benefit associated with release of our valuation allowance in a particular quarter may be material.

As a result of certain realization requirements under the stock-based compensation guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015, that arose directly from tax deductions related to stock-based compensation greater than stock-based compensation recognized for financial reporting. Equity will be increased by $3,216,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The research and development tax credit carryforwards expire beginning in 2016 for state purposes and in 2022 for federal purposes. The Company has federal net operating loss carryforwards which expire beginning in 2033, as well as net operating loss carryforwards in certain states, which expire beginning in 2016 through 2035.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance on January 1	$1,254	$2,072	$1,506
Additions based on tax provisions related to the current year	120	161	566
Reductions for tax positions of prior years	—	(967)	—
Settlements	(480)	—	—
Lapse of statute	(64)	(12)	—

Balance on December 31	$830	$1,254	$2,072

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2015, 2014, and 2013 of $830,000, $1,254,000, and $2,072,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2015, are expected to significantly change during the next twelve months.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $21,000, $32,000, and ($28,000), respectively, in net interest (benefit) expense. As of December 31, 2015 and 2014, the Company had accrued approximately $24,000 and $181,000, respectively, for the potential payment of interest.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2012 and 2014 and 2007 through 2014, respectively. In addition, the 2003, 2004, and 2007 tax years resulted in losses. These years may also be subject to examination since the losses were carried forward and utilized in future years.

The Company’s subsidiary in Italy, Vicor Italy S.r.l. (“Vicor Italy”), underwent during 2014 a tax inspection for tax years 2009 through 2013, covering corporation, regional and value added taxes. Vicor Italy received a preliminary tax audit report dated June 30, 2014. The Company filed a response to the preliminary tax audit report in the third quarter of 2014. The statute of limitations for the tax authorities in Italy to file an assessment, if any, for tax year 2009 expired on December 31, 2015. While management believes it is too early to determine the likelihood or amount of potential liability at this time, it does not believe the ultimate impact of this matter will be material to the Company’s financial statements.

Other than the Vicor Italy matter discussed above there are no other income tax examinations or audits currently in process.

16.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its office and manufacturing space. The future minimum rental commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Year
2016	$1,314
2017	762
2018	338
2019	213
2020 and thereafter	119

Rent expense was approximately $1,902,000, $1,824,000 and $1,820,000 in 2015, 2014 and 2013, respectively. The Company also pays tenant-related executory costs such as taxes, maintenance, and insurance.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). This immediately followed a complaint filed by the Company on January 26, 2011, in the U.S. District Court for the District of Massachusetts, in which the Company sought a declaratory judgment that its bus converter products do not infringe any valid claim of certain of SynQor’s U.S. patents, and that the claims of those patents are invalid. With respect to the Company, SynQor’s complaint alleges the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe certain SynQor patents. SynQor seeks, among other items, an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On February 8, 2011, SynQor filed a motion for preliminary injunction seeking an order enjoining the Company from manufacturing, using, selling, and offering for sale in the United States and/or importing into the United States certain identified unregulated bus converters, as well as any other bus converters not significantly different from those products. On February 17, 2011, the Company withdrew its Massachusetts action without prejudice to allow the litigation to proceed in Texas. On May 16, 2011, SynQor announced it was withdrawing its motion for preliminary injunction against the Company. On that date, SynQor

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also announced it and Ericsson had entered into a definitive settlement agreement, the terms of which were not disclosed. On September 16, 2011, the U.S. District Court for the Eastern District of Texas (the “Texas Court”) issued an order setting a trial date of July 7, 2014. On September 20, 2011, SynQor filed an amended complaint in the Texas Action. The amended complaint repeated the allegations of patent infringement against the Company contained in SynQor’s original complaint, and included additional patent infringement allegations with respect to U.S. Patent No. 8,023,290 (the “ ‘290 patent”), which was issued on that day. As with SynQor’s original complaint, the amended complaint alleges the Company’s products, including but not limited to the Company’s unregulated bus converters used in intermediate bus architecture power supply systems, infringe the asserted patents. On October 4, 2011, the Company filed an answer and counterclaims to SynQor’s amended complaint, in which the Company alleges the ‘290 patent is unenforceable because it was procured through inequitable conduct before the U.S. Patent and Trademark Office and seeks damages against SynQor for SynQor’s unfair and deceptive trade practices and tortious interference with prospective economic advantage in connection with SynQor’s allegations of patent infringement against the Company. On January 2, 2014, the Texas Court issued its claim construction order following a claim construction hearing held on December 17, 2013. On January 16, 2014, the Company filed a motion seeking reconsideration of certain aspects of the Texas Court’s claim construction ruling. On March 31, 2014, the Texas Court issued an order severing the case against the Company and Cisco into two separate matters, with separate trials to be held with respect to SynQor’s claims against Cisco and SynQor’s claims against the Company. On June 30, 2014, the Company filed a number of motions seeking summary judgment in this matter, including for a finding of no direct, indirect, or willful infringement and for a finding of indefiniteness with respect to U.S. Patent No. 7,272,021 (the “ ‘021 patent”), which is one of four related patents at question in the Texas Action. The Texas Court has yet to rule on these motions. On October 23, 2014, the Texas Court issued an order continuing trial in this matter indefinitely. On January 7, 2015, the Company’s case and that of Cisco were assigned to a new judge within the Texas Court. On February 6, 2015, SynQor filed a motion to consolidate the Company’s and Cisco’s cases for trial, which was subsequently denied. On March 13, 2015, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Circuit issued a ruling invalidating certain claims of U.S. Patent No. 7,072,190 (the “ ‘190 patent”) asserted by SynQor against the Company. Challenges to the validity of the remaining claims relating to the ‘190 patent, and to the remaining patents asserted by SynQor against the Company, remain pending before the U.S. Patent and Trademark Office and in the Texas Action. On March 26, 2015, the Texas Court scheduled pre-trial conferences for September 15, 2015, for Cisco’s case and January 13, 2016, for the Company’s case. On April 20, 2015, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a decision upholding the validity of all of the claims of SynQor’s U.S. Patent No. 7,564,702 (the “ ‘702 patent”), another of the power converter patents included in the claims asserted against the Company in the Texas Action. On May 20, 2015, the Company filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. On May 5, 2015, the PTAB issued a decision invalidating all of the asserted claims of the ‘021 patent. On June 10, 2015, SynQor filed a request for rehearing concerning that decision. The PTAB has not ruled on that request. The Company has received no notice from the Texas Court regarding the timing of rulings on the Company’s summary judgment motions. On June 19, 2015, the Texas Court issued an order scheduling a jury trial in SynQor’s patent infringement action against Cisco beginning on November 30, 2015. SynQor’s patent infringement allegations against Cisco include allegations that Cisco is using certain parts supplied by the Company in infringing circuits. On October 5, 2015, the Texas Court issued an order denying a motion by Cisco seeking a stay of SynQor’s case against Cisco pending the resolution of matters concerning the asserted SynQor patents before the PTAB. On November 20, 2015, SynQor and Cisco informed the Texas Court they had reached a confidential settlement of SynQor’s case against Cisco. On November 24, 2015, a Magistrate Judge of the Texas Court issued an order staying SynQor’s case against the Company pending the resolution of matters concerning the asserted SynQor patents before the PTAB. SynQor has filed a motion seeking reconsideration of that order, and that request is still pending.

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition to the SynQor matter, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of lawsuits and claims against the Company cannot be predicted with certainty, management does not expect any current litigation or claims will have a material adverse impact on the Company’s financial position or results of operations.

17.  SEGMENT INFORMATION

The Company has organized its business segments according to its key product lines. The BBU segment designs, develops, manufactures, and markets the Company’s modular DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power, the BBU operations of VJCL, and the operations of the Company’s Westcor division through its closure in December 2014. Since the two noncontrolling interest Vicor Custom Power transactions occurred on December 28, 2015, as discussed in Note 9, the following segment information includes the full year operating results for APS and MPS in 2015, but not total assets for APS as of December 31, 2015. The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets many of the Company’s advanced power component products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

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

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides significant segment financial data as of and for the years ended December 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations	Total
					(1)
2015:
Net revenues	$173,064	$36,688	$17,304	$—	$(6,862)	$220,194
Income (loss) from operations	21,743	(21,040)	(290)	(680)	—	(267)
Total assets	170,939	15,577	5,369	81,824	(116,164)	157,545
Depreciation and amortization	4,538	2,740	442	1,422	—	9,142
2014:
Net revenues	$184,224	$34,701	$15,570	$—	$(8,764)	$225,731
Income (loss) from operations	15,499	(29,015)	(407)	(840)	—	(14,763)
Total assets	151,923	17,677	5,691	75,758	(95,507)	155,542
Depreciation and amortization	4,711	3,265	410	1,419	—	9,805
2013:
Net revenues	$163,013	$35,333	$10,416	$—	$(9,602)	$199,160
Income (loss) from operations	12,062	(28,204)	(3,326)	(999)	—	(20,467)
Total assets	126,585	21,370	4,308	81,364	(67,987)	165,640
Depreciation and amortization	6,185	3,232	407	184	—	10,008

(1)	The elimination for net revenues is principally related to inter-segment revenues of Picor to BBU and VI Chip and for inter-segment revenues of VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

18.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the years ended December 31 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
2015:
Net revenues	$64,017	$56,119	$48,664	$51,394	$220,194
Gross margin	28,891	26,510	21,286	22,831	99,518
Consolidated net income (loss)	3,442	771	2,609	(1,663)	5,159
Net income (loss) attributable to noncontrolling interest	71	(34)	106	89	232
Net income (loss) attributable to Vicor Corporation	3,371	805	2,503	(1,752)	4,927
Net income (loss) per share attributable to Vicor Corporation:
Basic and diluted	0.09	0.02	0.06	(0.05)	0.13

VICOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth	Total
2014:
Net revenues	$53,233	$53,361	$58,402	$60,735	$225,731
Gross margin	22,792	22,662	25,550	26,116	97,120
Consolidated net loss	(5,426)	(4,932)	(3,669)	(43)	(14,070)
Net income attributable to noncontrolling interest	(48)	(97)	5	(43)	(183)
Net loss attributable to Vicor Corporation	(5,378)	(4,835)	(3,674)	—	(13,887)
Net loss per share attributable to Vicor Corporation:
Basic and diluted	(0.14)	(0.13)	(0.10)	—	(0.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our CEO and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vicor Corporation:

We have audited Vicor Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vicor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vicor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vicor Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Boston, Massachusetts

March 8, 2016

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

(d)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2016 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2016 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2016 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2016 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2016 annual meeting of stockholders.

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

(b) Exhibits

Exhibits		Description of Document
3.1	•	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	•	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	•	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	•	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	•	Bylaws, as amended (9)
4.1	•	Specimen Common Stock Certificate (2)
10.1*	•	1984 Stock Option Plan of the Company, as amended (2)
10.2*	•	1993 Stock Option Plan (3)
10.3*	•	1998 Stock Option and Incentive Plan (4)
10.4*	•	Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.5*	•	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (6)
10.6*	•	Sales Incentive Plan (7)
10.7*	•	Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.8*	•	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (8)
10.9*	•	VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.10*	•	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	•	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
10.12*	•	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (11)
21.1	•	Subsidiaries of the Company (12)
23.1	•	Consent of KPMG LLP (12)
31.1	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
31.2	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
32.1	•	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	•	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
101	•	The following material from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 33-65154), and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Proxy Statement for use in connection with its 2002 Annual Meeting of Stockholders, which was filed on April 29, 2002 (File No. 0-18277), and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 (File No. 0-18277) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 (File No. 0-18277) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 0-18277) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 (File No. 0-18277) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 (File No. 0-18277) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 (File No. 0-18277) incorporated herein by reference.
(12)	Filed herewith.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Period	Charge to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2015	$183,000	$18,000	$(30,000)	$171,000
December 31, 2014	198,000	66,000	(81,000)	183,000
December 31, 2013	292,000	255,000	(349,000)	198,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer

Date: March 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2016

/s/ James A. Simms James A. Simms	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 8, 2016

/s/ Estia J. Eichten Estia J. Eichten	Director	March 8, 2016

/s/ David T. Riddiford David T. Riddiford	Director	March 8, 2016

/s/ Barry Kelleher Barry Kelleher	Director	March 8, 2016

/s/ Samuel J. Anderson Samuel J. Anderson	Director	March 8, 2016

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 8, 2016

/s/ Jason L. Carlson Jason L. Carlson	Director	March 8, 2016

/s/ Liam K. Griffin Liam K. Griffin	Director	March 8, 2016

/s/ H. Allen Henderson H. Allen Henderson	Director	March 8, 2016