Form 10-Q
period 2016-03-31
VICOR CORP
filed 2016-04-29
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 22, 2016 was:

Common Stock, $.01 par value	27,037,328
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

Item 1 – Financial Statements

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$59,710	$62,980
Accounts receivable, less allowance of $148 in 2016 and $171 in 2015	23,349	25,982
Inventories, net	24,150	23,442
Other current assets	3,048	3,102

Total current assets	110,257	115,506
Long-term investments, net	2,553	2,866
Property, plant and equipment, net	37,177	37,450
Long-term deferred tax assets, net	15	15
Other assets	1,908	1,708

Total assets	$151,910	$157,545

Liabilities and Equity
Current liabilities:
Accounts payable	$8,232	$7,470
Accrued compensation and benefits	8,145	8,349
Accrued expenses	2,220	2,568
Accrued severance charges	37	195
Income taxes payable	29	31
Deferred revenue	1,933	1,988

Total current liabilities	20,596	20,601

Long-term deferred revenue	433	468
Contingent consideration obligations	352	144
Long-term income taxes payable	193	192
Deferred income taxes payable	—	55

Total liabilities	21,574	21,460

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	395	395
Additional paid-in capital	174,605	174,337
Retained earnings	94,334	99,685
Accumulated other comprehensive loss	(394)	(577)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	130,131	135,031
Noncontrolling interest	205	1,054

Total equity	130,336	136,085

Total liabilities and equity	$151,910	$157,545

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$46,027	$64,017
Cost of revenues	26,711	35,126

Gross margin	19,316	28,891
Operating expenses:
Selling, general and administrative	14,016	14,862
Research and development	10,729	10,419

Total operating expenses	24,745	25,281

Income (loss) from operations	(5,429)	3,610
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	27	(15)
Portion of gains (losses) recognized in other comprehensive income (loss)	(23)	19

Net credit gains recognized in earnings	4	4
Other income (expense), net	71	(33)

Total other income (expense), net	75	(29)

Income (loss) before income taxes	(5,354)	3,581
Less: Provision for income taxes	22	139

Consolidated net income (loss)	(5,376)	3,442
Less: Net income (loss) attributable to noncontrolling interest	(25)	71

Net income (loss) attributable to Vicor Corporation	$(5,351)	$3,371

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.14)	$0.09
Diluted	$(0.14)	$0.09

Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,794	38,689
Diluted	38,794	39,149

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net income (loss)	$(5,376)	$3,442
Foreign currency translation gains (losses), net of tax (1)	173	(37)
Unrealized gains (losses) on available-for-sale securities, net of tax (2)	23	(15)

Other comprehensive income (loss)	196	(52)

Consolidated comprehensive income (loss)	(5,180)	3,390
Less: Comprehensive income (loss) attributable to noncontrolling interest	(12)	71

Comprehensive income (loss) attributable to Vicor Corporation	$(5,168)	$3,319

(1)	Net of tax provision (benefit) of $0 for the three months ended March 31, 2016 and 2015, respectively.
(2)	The deferred tax assets associated with cumulative unrealized losses on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2016 and 2015. Therefore, there is no net income tax provision (benefit) recognized for the three months ended March 31, 2016 and 2015.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Consolidated net income (loss)	$(5,376)	$3,442
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,195	2,403
Stock-based compensation expense	329	563
(Benefit) provision for doubtful accounts	(28)	33
Decrease in long-term deferred revenue	(35)	(34)
Deferred income taxes	(55)	—
Gain on disposal of equipment	(2)	(35)
Credit gain on available-for-sale securities	(4)	(4)
Increase in long-term income taxes payable	1	6
Change in current assets and liabilities, net	2,141	(1,304)

Net cash (used for) provided by operating activities	(834)	5,070

Investing activities:
Additions to property, plant and equipment	(1,887)	(1,469)
Sales and maturities of investments	—	270
Proceeds from sale of equipment	2	35
Increase in other assets	(214)	(65)

Net cash used for investing activities	(2,099)	(1,229)

Financing activities:
Proceeds from issuance of Common Stock	19	310
Acquisition of noncontrolling interest	(372)	—

Net cash provided by financing activities	(353)	310

Effect of foreign exchange rates on cash	16	(16)

Net (decrease) increase in cash and cash equivalents	(3,270)	4,135
Cash and cash equivalents at beginning of period	62,980	55,187

Cash and cash equivalents at end of period	$59,710	$59,322

Supplemental disclosure of non-cash financing activities:
Acquisition of noncontrolling interest	$(346)	$—

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vicor Corporation and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2016. The balance sheet at December 31, 2015 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the Securities and Exchange Commission on March 8, 2016.

2. Long-Term Investments

As of March 31, 2016 and December 31, 2015, the Company held one auction rate security that had experienced failed auctions of $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2016, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2016.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$447	$2,553

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$474	$2,526
Brokered certificates of deposit	340	—	—	340

	$3,340	$—	$474	$2,866

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

As of March 31, 2016, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale security on March 31, 2016, by contractual maturity, is shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in twenty to forty years	$3,000	$2,553

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on March 31, 2016, with a par value of $3,000,000, was estimated by the Company to be approximately $2,553,000. The gross unrealized loss of $447,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $68,000 and an aggregate temporary impairment of $379,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2016	2015
Balance at the beginning of the period	$72	$84
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(4)	(4)

Balance at the end of the period	$68	$80

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Assets measured at fair value on a recurring basis included the following as of March 31, 2016 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Cash equivalents:
Money market funds	$9,599	$—	$—	$9,599
Long-term investments:
Failed Auction Security	—	—	2,553	2,553
Liabilities:
Contingent consideration obligations	—	—	(352)	(352)

Assets measured at fair value on a recurring basis included the following as of December 31, 2015 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash equivalents:
Money market funds	$10,412	$—	$—	$10,412
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Brokered certificates of deposit	—	340	—	340
Liabilities:
Contingent consideration obligation	—	—	(144)	(144)

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate (see Note 7), discounted using the Company’s estimated cost of capital.

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

As of March 31, 2016, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2016. The major assumptions used in preparing the DCF model included: estimates for the amount and

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.3%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Quantitative information about Level 3 fair value measurements as of March 31, 2016 is as follows (dollars in thousands):

		Valuation	Unobservable	Weighted
	Fair Value	Technique	Input	Average
Failed Auction Security	$2,553	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.03%
			Cumulative probability of principal return prior to maturity	94.06%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2016 was as follows (in thousands):

Balance at the beginning of the period	$2,526
Credit gain on available-for-sale securities included in Other income (expense), net	4
Gain included in Other comprehensive income (loss)	23

Balance at the end of the period	$2,553

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the three months ended March 31, 2016 was as follows (in thousands):

Balance at the beginning of the period	$144
Obligation incurred upon acquisition of noncontrolling interest (see Note 7)	208

Balance at the end of the period	$352

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenues	$52	$61
Selling, general and administrative	238	408
Research and development	39	94

Total stock-based compensation	$329	$563

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by VI Chip Corporation. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. This determination remains the same as of March 31, 2016 and, accordingly, expense has been recorded through that date. The unrecognized compensation expense for these performance-based options was approximately $451,000 as of March 31, 2016.

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to Vicor Corporation	$(5,351)	$3,371

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	38,794	38,689
Effect of dilutive securities:
Employee stock options (2)	—	460

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	38,794	39,149

Basic net income (loss) per share	$(0.14)	$0.09

Diluted net income (loss) per share	$(0.14)	$0.09

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 731,672 and 112,929 shares of Common Stock for the three months ended March 31, 2016 and 2015, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

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

March 31, 2016

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

Inventories were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$17,292	$16,257
Work-in-process	3,050	2,879
Finished goods	3,808	4,306

Net balance	$24,150	$23,442

7. Noncontrolling Interest Transactions

On March 30, 2016, the Company acquired 100% ownership of certain operating assets and cash of its consolidated subsidiary, Converpower Corporation (“Converpower”), in which it held a 49% ownership interest. The operating assets and cash were acquired in exchange for the Company’s common shares representing that 49% interest and the aggregate dollar amount of royalty payments to be made by the Company to Converpower. The transaction was executed through a newly-formed, wholly-owned subsidiary, Granite Power Technologies, Inc. (“GPT”), the business operations of which had formerly existed as a division of Vicor. The shares of Converpower common stock held by the Company were contributed to GPT prior to the transaction. At the same time that it entered into the Asset Purchase Agreement associated with this transaction, the Company and Converpower entered into a license agreement providing the Company the right to continue manufacturing certain Converpower products in exchange for payment of royalties, quarterly through June 30, 2021, equal to a percentage of the revenue generated by the manufacture and sale of these products by GPT. The estimated present value of total future royalties, included in “Contingent consideration obligations” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2016, is $208,000. Although the Company exchanged its shares representing its 49% equity interest in Converpower, it acquired 100% control of the business operations. Accordingly, this transaction has been accounted for as an acquisition of a noncontrolling interest (i.e., an equity transaction). As such, as presented in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2016, the noncontrolling interest balance in equity associated with Converpower was reduced to zero, and the additional paid-in capital account was reduced by $208,000, the estimated present value of total future royalties. As a result of the transactions associated with the consolidation of the Converpower operation into GPT, the Company’s aggregate balance of cash, short-term interest receivable, and long-term investments on its Condensed Consolidated Balance Sheet as of March 31, 2016, declined by approximately $718,000. No amounts were recorded in the Condensed Consolidated Statement of Operations related to these transactions.

8. Severance and Other Charges

A summary of the activity related to the accrued severance charges, is as follows (in thousands):

Balance as of December 31, 2015	$195
Payments	(158)

Balance as of March 31, 2016	$37

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

Product warranty activity for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at the beginning of the period	$584	$204
Accruals for warranties for products sold in the period	122	15
Fulfillment of warranty obligations	(68)	(32)
Revisions of estimated obligations	(50)	—

Balance at the end of the period	$588	$187

10. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss) and, in 2015, for estimated federal and state income taxes for certain noncontrolling interest subsidiaries that were not part of the Company’s consolidated income tax returns.

The provisions for income taxes and the effective income tax rates for the three months ended March 31 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Provision for income taxes	$22	$139
Effective income tax rate	0.4%	3.9%

The provision for the three months ended March 31, 2016 was primarily due to estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. No tax benefit could be recognized for the majority of the Company’s losses during the period due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with the Company’s acquisition of 100% ownership of certain operating assets and cash of Converpower, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016 (see Note 7). The provision for the three months ended March 31, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

As of March 31, 2016, the Company continues to maintain a valuation allowance of approximately $25,863,000 against all domestic net deferred tax assets and the majority of foreign net deferred tax assets, for which realization cannot be considered more likely than not at this time.

11. Commitments and Contingencies

At March 31, 2016, the Company had approximately $1,844,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

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

12. Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit segment (“BBU”) designs, develops, manufactures and markets the Company’s modular DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures and markets many of the Company’s advanced power component products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment includes Picor Corporation, which designs, develops, manufactures and markets integrated circuits and related products for use in a variety of power management and power system applications. The Picor segment develops these products for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

The following table provides segment financial data for the three months ended March 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2016:
Net revenues	$36,869	$7,747	$2,955	$—	$(1,544)	$46,027
Income (loss) from operations	1,506	(5,708)	(1,004)	(223)	—	(5,429)
Total assets	176,502	17,247	5,724	77,569	(125,132)	151,910
Depreciation and amortization	1,119	584	126	366	—	2,195

2015:
Net revenues	$44,878	$14,180	$7,109	$—	$(2,150)	$64,017
Income (loss) from operations	5,379	(3,488)	2,017	(298)	—	3,610
Total assets	155,737	17,125	7,489	79,483	(98,561)	161,273
Depreciation and amortization	1,153	799	97	354	—	2,403

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

13. Impact of Recently Issued Accounting Standards

In March 2016, the Financial Accounting Board (“FASB”) issued new guidance for employee share-based payment accounting, which makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance for lease accounting, which will require lessees to recognize all leases with a duration of greater than twelve months on the balance sheet. For lessors, the guidance modifies the classification criteria and accounting for sales-type and direct financing leases. The new standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

March 31, 2016

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar words or expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing capacity and the timing and location thereof; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s belief that it has limited exposure to currency risks; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those expressed or implied by forward-looking statements as a result of various factors, including the Company’s ability to: grow its revenues, establish and maintain profitability, develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across served markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting, including the Company’s ability to obtain required financial information for investments on a timely basis, the Company’s ability to assess the value of assets, including illiquid investments, and the accounting therefor. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Overview

We design, develop, manufacture, and market modular power components and power systems for converting, regulating, and controlling electric current. We also license certain rights to our technology in return for recurring royalties. The principal customers for our power converters and systems are large original equipment manufacturers (“OEMs”) and their contract manufacturers, and smaller, lower volume users. We serve a broad range of market segments and geographies worldwide.

We have organized our business segments according to our key product lines. Reflecting our history and direction, we broadly categorize our products as either “legacy” or “advanced”, generally based on design, performance, and form factor considerations, as well as the range of applications for which the products are appropriate.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

The BBU segment designs, develops, manufactures and markets our legacy lines of DC-DC converters and configurable products, as well as complementary components providing AC line rectification, input filtering, power factor correction, and transient protection. The BBU segment also includes the BBU business conducted through VJCL and our Vicor Custom Power subsidiaries. The BBU has customers concentrated in aerospace and aviation, defense electronics, industrial automation and equipment, medical diagnostics, rail transportation, and test and measurement instrumentation.

On March 30, 2016, we acquired 100% ownership of certain operating assets and cash of Converpower Corporation (“Converpower”). We also entered into a license with Converpower allowing us to continue manufacturing certain products and support existing customers. With the closing of the Converpower transaction, we have completed the consolidation of our Vicor Custom Power operations into three subsidiaries.

The VI Chip segment consists of our subsidiary, VI Chip Corporation, which designs, develops, manufactures, and markets many of our advanced power component products. The VI Chip segment also includes the VI Chip business conducted through VJCL. VI Chip targets large, high-volume customers concentrated in the datacenter and supercomputer segments of the computing market, although we also target applications in aerospace and aviation, defense electronics, electric and hybrid vehicles, instrumentation and test equipment, and networking equipment.

The Picor segment consists of our subsidiary, Picor Corporation, which designs, develops, manufactures, and markets integrated circuits and related solid-state products for use in a variety of power management and power system applications. Picor develops these products for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications, often integrated with VI Chip products to represent a customer solution, particularly in the datacenter and supercomputer segments of the computing market.

For the first quarter of 2016, we recorded sequentially lower consolidated revenue, reflecting trends and circumstances existing, to varying degrees, since 2014. Lower revenues have been the primary contributor to the operating losses of the last three quarters, as our operating expenses are heavily weighted toward personnel costs, which are largely fixed. We believe the following factors influenced our results for the first quarter of 2016 and may continue to influence our results for the foreseeable future:

•	Global demand for our legacy brick converters, configurable products, and associated components has been lower than expected, as the macroeconomic variables underlying customer confidence across industries and geographies remain weak. Our legacy products are commonly used in high-value capital goods and sizeable infrastructure projects, the end demand for which has lagged, reflecting low-growth economies and budgetary uncertainty. We have taken steps to reduce our exposure to certain problematic market segments, notably the custom segment of defense electronics, but we expect to experience relatively flat demand for the BBU until macroeconomic trends improve.

•	Our profitability is closely aligned with production volumes. We manufacture our products in Andover, Massachusetts, in a state-of-the-art, highly automated factory. While direct labor and associated costs are scaled with volume, extended periods of low activity and/or small production runs contribute to lower profitability, largely due to lower overhead absorption, which is less scalable, given the sophistication and complexity of our manufacturing processes. An additional influence on product-level profitability has been the availability and delivery timing of certain materials and components we use in our products. Due to the same economic uncertainty we are experiencing, our suppliers are facing production and scheduling challenges. Our first quarter shipments of legacy products were lower, in part, due to supplier delays. Although we have taken actions to minimize the impact of supply chain disruption, we anticipate supplier delays may again be an influence on production volumes for the foreseeable future.

•	We have focused our organization on the promising opportunities for our advanced products, in which we have invested a substantial amount of research and development effort and dollars. Many of these opportunities are in the early phases of expansion, and we are committed to expanding our product lines and our ability to serve and support customers in pursuit of these opportunities. As such, our operating costs have been high, relative to revenue levels, and likely will remain relatively high until revenue from our legacy products recovers and we achieve sustained revenue from our newer advanced products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

•	Customer adoption of certain new products has been delayed by unanticipated market influences beyond our control. For example, our leadership position in the transition of datacenter computing to 48 Volt to Point-of-Load solutions using our Factorized Power Architecture was the basis for our expectation of an earlier, higher-volume uptake of such solutions and our decisions to focus our resources on such opportunities. However, delays in the transition of processor generations and associated supply chain disruption caused repeated delays in customer purchase orders. We continue to believe our new products, notably our 48 Volt to Point-of-Load solutions for datacenters, will be adopted in volume by our customers. However, we cannot control the actions by, nor the timing, of our customers, their contract manufacturers, or the significant vendors also participating in the market.

•	Our consolidated financial results have recently been influenced by adjustments associated with operational restructuring initiatives. At the end of the first quarter, as noted, we completed the consolidation of our Vicor Custom Power operations, reducing our six domestic locations to three. The goal of this consolidation is to reduce excess capacity and lower the overall cost structure of our custom operations, which are focused on the defense electronics segment. However, both the fourth quarter of 2015 and the first quarter of 2016 were negatively influenced by the consolidation, as orders and shipments were skewed by the period-end timing of the associated transactions.

•	Prior quarterly consolidated financial results have recently been influenced by certain non-operations related factors, including investment transactions, legal fees associated with ongoing litigation, and circumstance specific tax transactions. Notably, our results for the first quarter of 2016 were not meaningfully influenced by such factors. Although such factors, which are inherently unpredictable, may meaningfully influence our financial results, we currently do not anticipate any positive or negative non-operating factors for the foreseeable future.

Consolidated revenues for the first quarter of 2016 decreased by 28.1% to $46,027,000 from $64,017,000 for the first quarter of 2015, and decreased by 10.4% on a sequential basis from $51,394,000 for the fourth quarter of 2015, primarily due to a decrease in customer bookings in the fourth quarter of 2015 compared to the fourth quarter of 2014. Bookings for custom solutions declined notably during the fourth quarter of 2015, for the reasons described above, representing the majority of the total fourth quarter bookings decline, which, in turn, contributed to approximately half of the first quarter revenue decline. Export sales as a percentage of total revenues for the respective quarters ended March 31, 2016 and 2015 were approximately 59% and 65%, reflecting the prior period’s relatively high volume of shipments to off-shore contract manufactures serving customers of our 48 Volt to Point-of-Load solutions.

Gross margin decreased to $19,316,000 for the first quarter of 2016 from $28,891,000 for the first quarter of 2015, and decreased on a sequential basis from $22,831,000 for the fourth quarter of 2015. Gross margin as a percentage of net revenue decreased to 42.0% for the first quarter of 2016 compared to 45.1% for the first quarter of 2015, and decreased on a sequential basis from 44.4% for the fourth quarter of 2015, due to the decrease in net revenues. As described above, lower total production and shorter individual production runs contributed to lower overhead absorption.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $42,096,000 at the end of the first quarter of 2016, as compared to $39,073,000 at the end of the fourth quarter of 2015.

Operating expenses for the first quarter of 2016 decreased $536,000, or 2.1%, to $24,745,000 from $25,281,000 for the first quarter of 2015, due to a decrease in selling, general and administrative expenses of $846,000, partially offset by an increase in research and development expense of $310,000. The primary components of the decrease in selling, general and administrative expenses were declines in compensation expenses of $267,000, commissions expense of $234,000, and legal fees of $225,000, partially offset by an increase in advertising expenses of $108,000. The decrease in legal fees is due to reduced activity with our ongoing patent infringement litigation. The primary elements of the increase in research and development expenses were project and pre-production materials of $117,000, compensation expenses of $107,000, and depreciation and amortization of $80,000, partially offset by a decrease in facilities expenses of $74,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

Net loss attributable to Vicor Corporation for the first quarter of 2016 was $(5,351,000), or $(0.14) per share, compared to net income attributable to Vicor Corporation of $3,371,000, or $0.09 per diluted share, for the first quarter of 2015, and net loss attributable to Vicor Corporation of ($1,752,000), or $ (0.05) per share, for the fourth quarter of 2015.

For the three months ended March 31, 2016, depreciation and amortization totaled $2,195,000, and capital additions totaled $1,887,000, compared to totals of $2,403,000 and $1,469,000, respectively, for the three months ended March 31, 2015.

Inventories increased by approximately $708,000, or 3.0%, to $24,150,000, compared to $23,442,000 at December 31, 2015. This increase was primarily associated with an increase in VI Chip inventories of $1,013,000, partially offset by a decrease in BBU inventories of $440,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of the Company’s critical accounting policies and estimates.

Three months ended March 31, 2016, compared to three months ended March 31, 2015

Net revenues for the first quarter of 2016 were $46,027,000, a decrease of $17,990,000, or 28.1%, as compared to $64,017,000 for the first quarter of 2015, and decreased $5,367,000, or 10.4%, on a sequential basis from $51,394,000 for the fourth quarter of 2015.

Net revenues, by segment, for the first quarter of 2016 and the first quarter of 2015 were as follows (dollars in thousands):

			Decrease
	2016	2015	$	%
BBU	$36,869	$44,878	$(8,009)	(17.8)%
VI Chip	7,340	13,877	(6,537)	(47.1)%
Picor	1,818	5,262	(3,444)	(65.5)%

Total	$46,027	$64,017	$(17,990)	(28.1)%

The decrease in consolidated net revenues for the first quarter of 2016 from the first quarter of 2015 was primarily due to a 25.2% decrease in bookings in the fourth quarter of 2015, compared to the fourth quarter of 2014. In addition, bookings declined 17.7% in the first quarter of 2016 compared to the first quarter of 2015. For both comparisons, bookings declined across all three segments. The decrease in BBU revenues was primarily attributable to a decrease in BBU module and configurable product revenues of approximately $7,124,000 and a decrease in Vicor Custom Power revenues of $1,126,000. Revenues recorded by VI Chip and Picor for the first quarter of 2015 were associated largely with fulfillment of orders for our 48 Volt to Point-of-Load solutions. As previously disclosed, such volumes sharply declined through the subsequent quarters of 2015, largely due to delays resulting from the matters discussed above. Customer bookings patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the first quarter of 2016 decreased $9,575,000, or 33.1%, to $19,316,000, from $28,891,000 for the first quarter of 2015. Gross margin as a percentage of net revenue decreased to 42.0% for the first quarter of 2016 compared to 45.1% for the first quarter of 2015, primarily due to the decrease in production volume, as addressed above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

Selling, general, and administrative expenses were $14,016,000 for the first quarter of 2016, a decrease of $846,000, or 5.7%, from $14,862,000 for the first quarter of 2015. Selling, general, and administrative expenses as a percentage of net revenues increased to 30.5% for the first quarter of 2016 from 23.2% for the first quarter of 2015, due to the decrease in net revenues.

The components of the $846,000 decrease in selling, general and administrative expenses for the first quarter of 2016 from the first quarter of 2015 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(267)	(3.0	)%(1)
Commissions expense	(234)	(21.0	)%(2)
Legal fees	(225)	(33.0	)%(3)
Bad debt expense	(65)	(175.8)%
Supplies expense	(58)	(38.6)%
Project materials	(52)	(72.8)%
Employment recruiting	(48)	(42.0)%
Audit, tax, and accounting fees	(40)	(6.4)%

Outside services	72	14.7%
Advertising expenses	108	31.0	%(4)
Other, net	(37)	(1.5)%

	$(846)	(5.7)%

(1)	Decrease primarily attributable to the consolidation of Westcor operations and the disposition of certain Vicor Custom Power subsidiaries.
(2)	Decrease primarily attributable to the decrease in net revenues subject to commissions.
(3)	Decrease attributable to reduced activity associated with patent infringement litigation, primarily due to the delay of the trial. See Note 11 to the Condensed Consolidated Financial Statements.
(4)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

Research and development expenses were $10,729,000 for the first quarter of 2016, an increase of $310,000, or 3.0%, compared to $10,419,000 for the first quarter of 2015. As a percentage of net revenues, research and development expenses increased to 23.3% for the first quarter of 2016 from 16.3% for the first quarter of 2015, due to the decrease in net revenues.

The components of the $310,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$117	9.4	%(1)
Compensation	107	1.5%
Depreciation and amortization	80	13.6	%(2)
Set-up and tooling expenses	36	52.7%
Deferred costs	31	78.5%
Facilities expenses	(74)	(13.1)%
Other, net	13	1.5%

	$310	3.0%

(1)	Increase primarily attributable to increases in spending by the BBU and VI Chip segments.
(2)	Increase primarily attributable to additions of engineering equipment over the past several quarters for BBU and Picor.

The significant components of “Other income (expense), net” for the three months ended March 31, and the changes between the periods were as follows (in thousands):

			Increase
	2016	2015	(decrease)
Foreign currency gains (losses), net	$55	$(80)	$135
Interest income	14	5	9
Credit gains on available-for-sale securities	4	4	—
Gain on disposals of equipment	2	35	(33)
Other, net	—	7	(7)

	$75	$(29)	$104

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

Loss before income taxes was $(5,354,000) for the first quarter of 2016, as compared to income before taxes of $3,581,000 for the first quarter of 2015.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

The provision for income taxes and the effective income tax rates for the first quarter of 2016 and the first quarter of 2015 were as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$22	$139
Effective income tax rate	0.4%	3.9%

The provision for the three months ended March 31, 2016 was primarily due to estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. No tax benefit could be recognized for the majority of the Company’s losses during the period due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with the Company’s acquisition of 100% ownership of certain operating assets and cash of Converpower, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016 (see Note 7 to the Condensed Consolidated Financial Statements). The provision for the three months ended March 31, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.

Net loss per share attributable to Vicor Corporation was $(0.14) for the first quarter of 2016, compared to net income per diluted share of $0.09 for the first quarter of 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had $59,710,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.4:1 as of March 31, 2016 and 5.6:1 as of December 31, 2015. Working capital, defined as total current assets less total current liabilities, decreased $5,244,000 to $89,661,000 as of March 31, 2016 from $94,905,000 as of December 31, 2015.

The changes in working capital from December 31, 2015 to March 31, 2016 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(3,270)
Accounts receivable	(2,633)
Inventories, net	708
Other current assets	(54)
Accounts payable	(762)
Accrued compensation and benefits	204
Accrued expenses	348
Accrued severance charges	158
Income taxes payable	2
Deferred revenue	55

$(5,244)

The primary uses of cash for the three months ended March 31, 2016 was for operating activities of $834,000 and the purchase of equipment of $1,887,000.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2016

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2016. As of March 31, 2016, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $1,844,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2016.

Vicor Corporation

March 31, 2016

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2016, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2016.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. As the functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar, we believe risk to fluctuations in foreign currency exchange rates is not significant, as these operations do not incur material foreign exchange exposures.

Item 4 — Controls and Procedures

(a)	Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2016). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2016

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2016

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: April 29, 2016	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)