Form 10-Q
period 2016-09-30
VICOR CORP
filed 2016-10-28
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 21, 2016 was:

Common Stock, $.01 par value	27,097,656
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$55,066	$62,980
Accounts receivable, less allowance of $154 in 2016 and $171 in 2015	28,026	25,982
Inventories, net	26,562	23,442
Other current assets	3,086	3,102

Total current assets	112,740	115,506
Long-term deferred tax assets, net	11	15
Long-term investments, net	2,580	2,866
Property, plant and equipment, net	37,535	37,450
Other assets	2,172	1,708

Total assets	$155,038	$157,545

Liabilities and Equity
Current liabilities:
Accounts payable	$7,965	$7,470
Accrued compensation and benefits	8,649	8,349
Accrued expenses	2,178	2,568
Accrued severance charges	—	195
Income taxes payable	23	31
Deferred revenue	2,626	1,988

Total current liabilities	21,441	20,601

Long-term deferred revenue	392	468
Contingent consideration obligations	288	144
Long-term income taxes payable	182	192
Deferred income taxes payable	—	55

Total liabilities	22,303	21,460
Commitments and contingencies (Note 12)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	396	395
Additional paid-in capital	174,881	174,337
Retained earnings	96,126	99,685
Accumulated other comprehensive loss	(96)	(577)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	132,498	135,031
Noncontrolling interest	237	1,054

Total equity	132,735	136,085

Total liabilities and equity	$155,038	$157,545

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$53,227	$48,664	$152,195	$168,800
Cost of revenues	27,304	27,378	82,485	92,113

Gross margin	25,923	21,286	69,710	76,687
Operating expenses:
Selling, general and administrative	13,312	13,383	41,643	43,331
Research and development	10,338	10,121	31,824	31,171

Total operating expenses	23,650	23,504	73,467	74,502

Income (loss) from operations	2,273	(2,218)	(3,757)	2,185
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	1	15	54	54
Portion of losses (gains) recognized in other comprehensive income (loss)	2	(11)	(44)	(42)

Net credit gains recognized in earnings	3	4	10	12
Other income (expense), net	208	(3)	340	(1)

Total other income (expense), net	211	1	350	11

Income (loss) before income taxes	2,484	(2,217)	(3,407)	2,196
Less: Provision for income taxes	133	174	168	374
Gain from sale of equity method investment, net of tax	—	5,000	—	5,000

Consolidated net income (loss)	2,351	2,609	(3,575)	6,822
Less: Net income (loss) attributable to noncontrolling interest	15	106	(16)	143

Net income (loss) attributable to Vicor Corporation	$2,336	$2,503	$(3,559)	$6,679

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.06	$0.06	$(0.09)	$0.17
Diluted	$0.06	$0.06	$(0.09)	$0.17
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	38,837	38,786	38,811	38,742
Diluted	39,184	39,086	38,811	39,176

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$2,351	$2,609	$(3,575)	$6,822
Foreign currency translation gains (losses), net of tax (1)	56	61	473	(36)
Unrealized (losses) gains on available-for-sale securities, net of tax (2)	(2)	11	44	45

Other comprehensive income	54	72	517	9

Consolidated comprehensive income (loss)	2,405	2,681	(3,058)	6,831
Less: Comprehensive income (loss) attributable to noncontrolling interest	19	110	20	142

Comprehensive income (loss) attributable to Vicor Corporation	$2,386	$2,571	$(3,078)	$6,689

(1)	Net of tax provision (benefit) of $0 for the three and nine months ended September 30, 2016 and 2015.
(2)	The deferred tax assets associated with cumulative unrealized losses on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2016 and 2015. Therefore, there is no net income tax provision (benefit) recognized for the three and nine months ended September 30, 2016 and 2015.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Consolidated net income (loss)	$(3,575)	$6,822
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,384	6,954
Gain from sale of equity method investment	—	(5,000)
Stock-based compensation expense, net	171	1,392
Increase in other assets	(505)	—
Decrease in long-term deferred revenue	(76)	(103)
Deferred income taxes	(51)	—
Benefit for doubtful accounts	(22)	(18)
Loss (gain) on disposal of equipment	4	(54)
Credit gain on available-for-sale securities	(10)	(12)
(Decrease) increase in long-term income taxes payable	(10)	8
Change in current assets and liabilities, net	(3,894)	2,959

Net cash (used for) provided by operating activities	(1,584)	12,948

Investing activities:
Additions to property, plant and equipment	(6,368)	(5,596)
Proceeds from sale of equity method investment	—	5,000
Sales and maturities of investments	—	360
Proceeds from sale of equipment	2	54
Increase in other assets	(18)	(156)

Net cash used for investing activities	(6,384)	(338)

Financing activities:
Proceeds from issuance of Common Stock	455	781
Payment of contingent consideration obligations	(64)	—
Acquisition of noncontrolling interest	(372)	—

Net cash provided by financing activities	19	781

Effect of foreign exchange rates on cash	35	(7)

Net (decrease) increase in cash and cash equivalents	(7,914)	13,384
Cash and cash equivalents at beginning of period	62,980	55,187

Cash and cash equivalents at end of period	$55,066	$68,571

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2016. The balance sheet at December 31, 2015 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the Securities and Exchange Commission on March 8, 2016.

2. Long-Term Investments

As of September 30, 2016 and December 31, 2015, the Company held one auction rate security that had experienced failed auctions of $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans, and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2016, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2016.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$420	$2,580

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$474	$2,526
Brokered certificates of deposit	340	—	—	340

	$3,340	$—	$474	$2,866

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

As of September 30, 2016, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the Failed Auction Security on September 30, 2016, by contractual maturity, is shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty-six years	$3,000	$2,580

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on September 30, 2016, with a par value of $3,000,000, was estimated by the Company to be approximately $2,580,000. The gross unrealized loss of $420,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $62,000 and an aggregate temporary impairment of $358,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the nine months ended September 30 (in thousands):

	2016	2015
Balance at the beginning of the period	$72	$84
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(10)	(12)

Balance at the end of the period	$62	$72

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Assets measured at fair value on a recurring basis included the following as of September 30, 2016 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2016
Cash equivalents:
Money market funds	$9,989	$—	$—	$9,989
Long-term investments:
Failed Auction Security	—	—	2,580	2,580
Liabilities:
Contingent consideration obligations	—	—	(288)	(288)

Assets measured at fair value on a recurring basis included the following as of December 31, 2015 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2015
Cash equivalents:
Money market funds	$10,412	$—	$—	$10,412
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Brokered certificates of deposit	—	340	—	340
Liabilities:
Contingent consideration obligation	—	—	(144)	(144)

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate (see Note 8), discounted using the Company’s estimated cost of capital.

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

As of September 30, 2016, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2016. The major assumptions used in preparing the DCF model included: estimates for the amount

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.1%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Quantitative information about Level 3 fair value measurements as of September 30, 2016 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,580	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.03%
			Cumulative probability of principal return prior to maturity	94.82%
			Cumulative probability of default	5.15%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2016 was as follows (in thousands):

Balance at the beginning of the period	$2,526
Credit gain on available-for-sale securities included in Other income (expense), net	10
Gain included in Other comprehensive income (loss)	44

Balance at the end of the period	$2,580

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the nine months ended September 30, 2016 was as follows (in thousands):

Balance at the beginning of the period	$144
Obligation incurred upon acquisition of noncontrolling interest (see Note 8)	208
Payments	(64)

Balance at the end of the period	$288

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense, net for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenues	$(47)	$51	$59	$170
Selling, general and administrative	(327)	215	148	975
Research and development	(124)	75	(36)	247

Total stock-based compensation	$(498)	$341	$171	$1,392

On December 31, 2010, the Company granted 2,984,250 non-qualified stock options under the VI Chip 2007 Stock Option and Incentive Plan with performance-based vesting provisions tied to achievement of certain margin targets by VI Chip Corporation. As of December 31, 2010, the Company determined it was probable the margin targets could be achieved and, accordingly, began recording stock-based compensation expense relating to these options beginning January 1, 2011. During the third quarter of 2016, the Company determined the margin targets would not be met prior to the expiration date of the corresponding options, as VI Chip’s revenue growth has been below levels necessary to achieve the targets. As a result, in accordance with the accounting guidance for performance-based stock options, the Company reversed approximately $768,000 of previously recorded stock-based compensation expense in the third quarter of 2016, representing all expense taken for these performance-based options through June 30, 2016. This resulted in decreases in cost of revenues of $86,000, selling, general and administrative expense of $516,000, and research and development expense of $166,000 for the three and nine months ended September 30, 2016.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Vicor Corporation	$2,336	$2,503	$(3,559)	$6,679

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	38,837	38,786	38,811	38,742
Effect of dilutive securities:
Employee stock options (2)	347	300	—	434

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	39,184	39,086	38,811	39,176

Basic net income (loss) per share	$0.06	$0.06	$(0.09)	$0.17

Diluted net income (loss) per share	$0.06	$0.06	$(0.09)	$0.17

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 449,464 and 1,845,289 shares of Common Stock for the three and nine months ended September 30, 2016, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive. Options to purchase 533,689 and 141,971 shares of Common Stock for the three and nine months ended September 30, 2015, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$19,652	$16,257
Work-in-process	2,991	2,879
Finished goods	3,919	4,306

Net balance	$26,562	$23,442

7. Other Investments

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

8. Noncontrolling Interest Transactions

On March 30, 2016, the Company acquired 100% ownership of certain operating assets and cash of its consolidated subsidiary, Converpower Corporation (“Converpower”), in which it held a 49% ownership interest. The operating assets and cash were acquired in exchange for the Company’s common shares representing that 49% interest and the aggregate dollar amount of royalty payments to be made by the Company to Converpower. The transaction was executed through a newly-formed, wholly-owned subsidiary, Granite Power Technologies, Inc. (“GPT”), the business operations of which had formerly existed as a division of Vicor Corporation. The shares of Converpower common stock held by the Company were contributed to GPT prior to the transaction. At the same time that it entered into the Asset Purchase Agreement associated with this transaction, the Company and Converpower entered into a license agreement providing the Company the right to continue manufacturing certain Converpower products in exchange for payment of royalties, quarterly through June 30, 2021, equal to a percentage of the revenue generated by the manufacture and sale of these products by GPT. The estimated present value of total future royalties, included in “Contingent consideration obligations” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2016, is $185,000 (initially $208,000, as of March 31, 2016). Although the Company exchanged its shares representing its 49% equity interest in Converpower, it acquired 100% control of the business operations. Accordingly, this transaction was accounted for as an acquisition of a noncontrolling interest (i.e., an equity transaction). As such, the noncontrolling interest balance in equity associated with Converpower was reduced to zero, and the additional paid-in capital account was reduced by $208,000, the estimated present value of total future royalties as of March 31, 2016. As a result of the transactions associated with the consolidation of the Converpower operation into GPT, the Company’s aggregate balance of cash, short-term interest receivable, and long-term investments on its Condensed Consolidated Balance Sheet as of March 31, 2016, declined by approximately $718,000. No amounts were recorded in the Condensed Consolidated Statement of Operations related to these transactions.

The respective noncontrolling interest holders of Converpower served as key employees of Converpower prior to the transactions described above.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

9. Severance and Other Charges

A summary of the activity related to the accrued severance charges is as follows (in thousands):

Balance as of December 31, 2015	$195
Payments	(195)

Balance as of September 30, 2016	$—

10. Product Warranties

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

Product warranty activity for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$496	$332	$584	$204
Accruals for warranties for products sold in the period	61	280	291	465
Fulfillment of warranty obligations	(106)	(18)	(374)	(75)
Revisions of estimated obligations	(109)	—	(159)	—

Balance at the end of the period	$342	$594	$342	$594

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

September 30, 2016

(unaudited)

The provisions for income taxes and the effective income tax rates for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes	$133	$174	$168	$374
Effective income tax rate	5.4%	7.8%	4.9%	17.0%

The Company’s effective tax rate was lower than the statutory tax rate in each 2016 and 2015 period due to the utilization of net operating losses. The provisions for the three and nine months ended September 30, 2016 were primarily due to estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. No tax benefit could be recognized for the majority of the Company’s losses during the periods due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with the Company’s acquisition of 100% ownership of certain operating assets and cash of Converpower, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016 (see Note 8). The provisions for the three and nine months ended September 30, 2015 were primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.

As of September 30, 2016, the Company continues to maintain a valuation allowance of approximately $25,855,000 against all domestic net deferred tax assets and the majority of foreign net deferred tax assets, for which realization cannot be considered more likely than not at this time.

12. Commitments and Contingencies

At September 30, 2016, the Company had approximately $596,000 of capital expenditure commitments.

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

The Company has initiated administrative review proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. Regarding the ‘190 patent, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision upholding the validity of the ‘190 patent claims. That decision was appealed by the Company to the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”), which issued a decision on March 13, 2015 reversing the PTAB, determining that certain claims were invalid, and remanding the matter to the PTAB for further proceedings. On May 2, 2016, the PTAB issued a decision determining that all but one

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

of the remaining claims of the ‘190 patent were invalid and remanding the remaining claim to a patent examiner for further examination. In addition, on that date, the PTAB issued decisions finding all challenged claims of SynQor’s ‘021 patent invalid and upholding the validity of all challenged claims of SynQor’s ‘702 and ‘290 patents. The Company has filed an appeal with the Federal Circuit from the PTAB’s decision upholding the validity of the challenged claims of the ‘702 and ‘290 patents. SynQor has filed an appeal with the Federal Circuit from the PTAB’s decision that the challenged claims of the ‘021 patent are invalid. Decisions in these appeals are not expected until 2017. On May 23, 2016, the Texas Court issued an order staying the Texas Action until the completion of all of the administrative review proceedings concerning the asserted SynQor patents, including any appeals from such proceedings to the Federal Circuit.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

The following table provides segment financial data for the three months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2016:
Net revenues	$38,518	$11,961	$5,320	$—	$(2,572)	$53,227
Income (loss) from operations	3,734	(1,915)	627	(173)	—	2,273
Total assets	193,115	21,453	6,928	72,521	(138,979)	155,038
Depreciation and amortization	1,025	531	142	375	—	2,073

2015:
Net revenues	$41,119	$6,023	$2,791	$—	$(1,269)	$48,664
Income (loss) from operations	5,612	(6,564)	(1,169)	(97)	—	(2,218)
Total assets	163,801	15,372	4,796	88,142	(108,836)	163,275
Depreciation and amortization	1,119	633	123	356	—	2,231

The following table provides segment financial data for the nine months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2016:
Net revenues	$115,963	$30,126	$12,596	$—	$(6,490)	$152,195

Income (loss) from operations	9,475	(12,131)	(510)	(591)	—	(3,757)
Total assets	193,115	21,453	6,928	72,521	(138,979)	155,038
Depreciation and amortization	3,293	1,660	404	1,027	—	6,384

2015:
Net revenues	$131,396	$28,939	$13,870	$—	$(5,405)	$168,800

Income (loss) from operations	17,618	(15,336)	474	(571)	—	2,185
Total assets	163,801	15,372	4,796	88,142	(108,836)	163,275
Depreciation and amortization	3,424	2,150	318	1,062	—	6,954

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

14. Impact of Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. These include debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

In March 2016, the FASB issued new guidance for employee share-based payment accounting, which makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective which, for the Company, will now be on January 1, 2018, as on July 9, 2015, the FASB voted to defer the effective date of the new standard by one year. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. While the Company has begun its assessment of the new standard and plans to utilize the cumulative effect transition method, it has not yet determined the effect the standard will have on its ongoing financial reporting.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September  30, 2016

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

September 30, 2016

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

Our consolidated results continued to reflect recent trends and circumstances, particularly the negative influence on our revenue and profitability of general weakness of demand for our legacy products due to global macroeconomic uncertainty. Customer interest in our expanding portfolio of advanced products continues to increase, but we are encountering longer sales cycles than originally anticipated, attributable, in part, to the same trends and circumstances influencing our legacy product lines. However, since the first quarter of 2016, our 48 Volt to Point-of-Load solutions have received significant, high profile recognition from customers, user groups, and trade publications. We believe this heightened visibility, along with the implied endorsements of our solutions, will contribute to shortened sales cycles.

We believe the following factors influenced our results for the third quarter of 2016 and may continue to influence our results for the foreseeable future:

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

•	Our profitability is closely aligned with production volumes, as evidenced by our improved third quarter gross margin performance. We manufacture our products in Andover, Massachusetts, in a state-of-the-art, highly automated factory. While direct labor and associated costs are scaled with volume, extended periods of low activity and/or small production runs contribute to lower profitability, largely due to lower overhead absorption, which is less scalable, given the sophistication and complexity of our manufacturing processes. An additional influence on product-level profitability has been the availability and delivery timing of certain materials and components we use in our products. Due to the same economic uncertainty we and our customers are experiencing, our suppliers are facing production and scheduling challenges. While first quarter shipments of legacy products were lower, in part, due to supplier delays, our aggressive efforts to improve supply continuity and inventory management resulted in no such delays during the subsequent two quarters. Although our actions have reduced the likelihood and potential impact of supply chain disruption, we anticipate supplier delays may again be an influence on production volumes for the foreseeable future.

•	We have focused our organization on the promising opportunities for our advanced products, in which we have invested a substantial amount of research and development effort and dollars. Many of these opportunities are in the early phases of expansion, and we are committed to expanding our product lines and our ability to serve and support customers in pursuit of these opportunities. As such, our operating costs have been high, relative to revenue levels, and likely will remain relatively high until revenue from our legacy products recovers and revenue from our newer advanced products increases on a sustained basis.

•	Customer adoption of certain new products has been delayed by unanticipated market influences beyond our control. For example, our leadership position in the transition of datacenter computing to 48 Volt to Point-of-Load solutions using our Factorized Power Architecture was the basis for our expectation of an earlier, higher-volume uptake of such solutions and our decisions to focus our resources on such opportunities. However, delays in the transition of processor generations and associated supply chain disruption caused repeated delays in customer purchase orders. We continue to believe our new products, notably our 48 Volt to Point-of-Load solutions for datacenters, will be adopted in volume by multiple, leading customers, particularly in light of various announcements during the first and second quarters from two industry trade organizations regarding adoption and support of 48 Volt bus architectures. However, we cannot control the actions by, nor the timing, of our customers, their contract manufacturers, or the significant vendors also participating in the market.

•	Our consolidated financial results have recently been influenced by adjustments associated with operational restructuring initiatives. As addressed in prior filings, during the first quarter of 2016, we completed the consolidation of our Vicor Custom Power operations, reducing our six domestic locations to three. While this consolidation disrupted the sales, bookings, and manufacturing patterns of the custom operations for the fourth quarter of 2015 and the first quarter of 2016, we believe we are currently achieving our competitive and performance goals.

•	During the third quarter of 2016, we reversed approximately $768,000 of stock-based compensation expense related to certain VI Chip performance-based stock options. This resulted in decreases to cost of revenues of $86,000, selling, general, and administrative expense of $516,000 and research and development expense of $166,000 for the three and nine months ended September 30, 2016. (See Note 4 to the Condensed Consolidated Financial Statements).

Consolidated net revenues for the third quarter of 2016 increased by 9.4% to $53,227,000 from $48,664,000 for the third quarter of 2015, primarily due to higher customer bookings in the third quarter of 2016 compared to the third quarter of 2015, and increased by 0.5% on a sequential basis from $52,941,000 for the second quarter of 2016. Export sales as a percentage of total revenues for the respective quarters ended September 30, 2016 and 2015 were approximately 59% and 57%, reflecting the relatively high volume, during the third quarter of 2016, of shipments to off-shore contract manufacturers serving customers of our 48 Volt to Point-of-Load solutions. Gross margin increased to $25,923,000 for the third quarter of 2016 from $21,286,000 for the third quarter of 2015, and

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

increased on a sequential basis from $24,471,000 for the second quarter of 2016. Gross margin as a percentage of net revenue increased to 48.7% for the third quarter of 2016 compared to 43.7% for the third quarter of 2015, due to the increase in revenues, and increased on a sequential basis from 46.2% for the second quarter of 2016, due to the sequential increase in revenues and a more favorable product mix.

Consolidated net revenues for the nine months ended September 30, 2016 decreased by 9.8% to $152,195,000 from $168,800,000 for the nine months ended September 30, 2015, primarily due to an overall 12.8% decrease in bookings for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Export sales as a percentage of total revenues for the nine months ended September 30, 2016 and 2015 were approximately 60%. Gross margin decreased to $69,710,000 for the nine months ended September 30, 2016 from $76,687,000 for the nine months ended September 30, 2015. Gross margin as a percentage of revenue increased to 45.8% for the nine months ended September 30, 2016 compared to 45.4% for the nine months ended September 30, 2015. The lower gross margin dollars is primarily due to the lower net revenues, while the higher gross margin percentage was primarily due to a more favorable product mix and lower charges for inventory and warranty reserves in 2016 compared to 2015.

Backlog, representing the total of orders for products for which shipment is scheduled within the next 12 months, was $42,124,000 at the end of the third quarter of 2016, as compared to $41,674,000 at the end of the second quarter of 2016.

Operating expenses for the third quarter of 2016 increased $146,000, or 0.6%, to $23,650,000 from $23,504,000 for the third quarter of 2015, due to an increase in research and development expense of $217,000 partially offset by a decrease in selling, general and administrative expenses of $71,000. The primary elements of the increase in research and development expenses were project and pre-production materials of $372,000 and compensation expenses of $194,000, partially offset by decreases in deferred costs of $206,000, depreciation and amortization of $143,000, and facilities expenses of $57,000. The increase in compensation expense was partially offset by the reversal of stock-based compensation expense, discussed above, of $166,000. The primary components of the decrease in selling, general and administrative expenses were declines in compensation expenses of $188,000, advertising expenses of $103,000, commissions expense of $96,000, and legal fees of $90,000, partially offset by increases in travel expenses of $137,000, outside services of $116,000, and audit, tax, and accounting fees of $98,000. The decrease in compensation expense was due to the reversal of stock-based compensation expense of $516,000, discussed above, partially offset by annual compensation adjustments in May 2016.

Operating expenses for the nine months ended September 30, 2016 decreased $1,035,000, or 1.4%, to $73,467,000 from $74,502,000 for the nine months ended September 30, 2015, primarily due to a decrease in selling, general and administrative expenses of $1,688,000, partially offset by an increase in research and development expense of $653,000. The primary components of the decrease in selling, general and administrative expenses were declines in compensation expenses of $752,000, commissions expense of $581,000, legal fees of $330,000, supplies expense of $166,000, and project expenses of $105,000, partially offset by increases in outside services of $243,000, and travel expenses of $231,000. The primary elements of the increase in research and development expenses were project and pre-production materials of $765,000, compensation expenses of $496,000, and set-up and tooling expenses of $104,000, partially offset by decreases in depreciation and amortization of $211,000, deferred costs of $183,000, and facilities expenses of $178,000.

In September 2015, Intersil Corporation (“Intersil”) acquired Great Wall Semiconductor Corporation (“GWS”). At that time, our gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving us an approximately 27% ownership interest in GWS. We received cash consideration of $4,999,719 for our investment from Intersil, representing full preference value of our shares of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015.

Net income attributable to Vicor Corporation for the third quarter of 2016 was $2,336,000, or $0.06 per diluted share, compared to net income attributable to Vicor Corporation of $2,503,000, or $0.06 per diluted share, for the third quarter of 2015, and net loss attributable to Vicor Corporation of $(544,000), or $ (0.01) per share, for the second quarter of 2016.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Net loss attributable to Vicor Corporation for the nine months ended September 30, 2016, was $(3,559,000), or $(0.09) per share, compared to net income attributable to Vicor Corporation of $6,679,000, or $0.17 per diluted share, for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, depreciation and amortization totaled $6,384,000, and capital additions totaled $6,368,000, compared to totals of $6,954,000 and $5,596,000, respectively, for the nine months ended September 30, 2015.

Inventories increased by approximately $3,120,000, or 13.3%, to $26,562,000, compared to $23,442,000 at December 31, 2015. This increase was primarily associated with increases in VI Chip and Picor inventories of $2,533,000 and $754,000, respectively, to meet increased bookings for the two segments.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of the Company’s critical accounting policies and estimates.

Three months ended September 30, 2016, compared to three months ended September 30, 2015

Consolidated net revenues for the third quarter of 2016 were $53,227,000, an increase of $4,563,000, or 9.4%, as compared to $48,664,000 for the third quarter of 2015, and an increase of $286,000, or 0.5%, on a sequential basis from $52,941,000 for the second quarter of 2016.

Net revenues, by segment, for the third quarter of 2016 and the third quarter of 2015 were as follows (dollars in thousands):

			Increase (decrease)
	2016	2015	$	%
BBU	$38,518	$41,119	$(2,601)	(6.3)%
VI Chip	11,539	5,789	5,750	99.3%
Picor	3,170	1,756	1,414	80.5%

Total	$53,227	$48,664	$4,563	9.4%

The increase in consolidated net revenues for the third quarter of 2016 from the third quarter of 2015 was primarily due to an overall 6.9% increase in bookings in the third quarter of 2016, compared to the third quarter of 2015. VI Chip and Picor bookings increased by 163.1% and 218.0%, respectively, while BBU bookings declined 18.9%. The decrease in BBU revenues was primarily attributable to a decrease in BBU module and configurable product revenues of approximately $1,816,000 and a decrease in Vicor Custom Power revenues of $1,755,000 due to the consolidation of operations noted above. Revenues recorded by VI Chip for the third quarter of 2016 were associated largely with fulfillment of increased orders for our 48 Volt to Point-of-Load solutions. Customer bookings patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the third quarter of 2016 increased $4,637,000, or 21.8%, to $25,923,000, from $21,286,000 for the third quarter of 2015. Gross margin as a percentage of net revenue increased to 48.7% for the third quarter of 2016 compared to 43.7% for the third quarter of 2015, primarily due to the increase in net revenues and a more favorable product mix.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Selling, general, and administrative expenses were $13,312,000 for the third quarter of 2016, a decrease of $71,000, or 0.5%, from $13,383,000 for the third quarter of 2015. Selling, general, and administrative expenses as a percentage of net revenues decreased to 25.0% for the third quarter of 2016 from 27.5% for the third quarter of 2015, primarily due to the increase in net revenues.

The components of the $71,000 decrease in selling, general and administrative expenses for the third quarter of 2016 from the third quarter of 2015 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(188)	(2.3	)%(1)
Advertising expenses	(103)	(20.0	)%(2)
Commissions expense	(96)	(9.7	)%(3)
Legal fees	(90)	(22.1)%
Employment recruiting	63	222.2%
Audit, tax, and accounting fees	98	22.5%
Outside services	116	28.4	%(4)
Travel expenses	137	22.9	%(5)
Other, net	(8)	(0.5)%

	$(71)	(0.5)%

(1)	Decrease primarily attributable to the reversal of VI Chip performance-based stock compensation expense (see Note 4 to the Condensed Consolidated Financial Statements) and the disposition of certain Vicor Custom Power subsidiaries, partially offset by annual compensation adjustments in May 2016.
(2)	Decrease primarily attributed to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.
(4)	Increase primarily attributable to an increase in the use of outside consultants at certain international locations.
(5)	Increase primarily attributable to increased travel by the Company’s sales and marketing personnel.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Research and development expenses were $10,338,000 for the third quarter of 2016, an increase of $217,000, or 2.1%, compared to $10,121,000 for the third quarter of 2015. As a percentage of net revenues, research and development expenses decreased to 19.4% for the third quarter of 2016 from 20.8% for the third quarter of 2015, primarily due to the increase in net revenues.

The components of the $217,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$372	32.7	%(1)
Compensation	194	2.8	%(2)
Computer expenses	37	36.3%
Facilities expenses	(57)	(10.5)%
Depreciation and amortization	(143)	(23.8	)%(3)
Deferred costs	(206)	(1118.7	)%(4)
Other, net	20	2.2%

	$217	2.1%

(1)	Increase primarily attributable to increases in spending by the BBU and VI Chip segments.
(2)	Increase primarily attributable to annual compensation adjustments in May 2016.
(3)	Decrease attributable to certain BBU segment fixed assets becoming fully depreciated during 2016.
(4)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

The significant components of “Other income (expense), net” for the three months ended September 30, and the changes between the periods were as follows (in thousands):

			Increase
	2016	2015	(decrease)
Rental income	$198	$—	$198
Interest income	21	15	6
Credit gains on available-for-sale securities	3	4	(1)
Gain on disposals of equipment	—	2	(2)
Foreign currency losses, net	(14)	(26)	12
Other, net	3	6	(3)

	$211	$1	$210

During the second quarter of 2016, we began recognizing rental income under a new leasing agreement with a third party for the former Westcor facility. Our exposure to market risk fluctuations in foreign currency exchange rates relate primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar. While our Vicor B.V. operation also potentially exposes us to exchange rate risk, as that subsidiary’s sales are denominated in Euros and Pounds Sterling, any periodic gains or losses associated with exchange rate fluctuations are small, given the small U.S. Dollar value of shipments we make to Vicor B.V.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Income before income taxes was $2,484,000 for the third quarter of 2016, as compared to loss before taxes of $(2,217,000) for the third quarter of 2015.

The provision for income taxes and the effective income tax rates for the third quarter of 2016 and the third quarter of 2015 were as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$133	$174
Effective income tax rate	5.4%	7.8%

Our effective tax rate was lower than the statutory rate in both 2016 and 2015 due to the utilization of net operating losses. The provision for the three months ended September 30, 2016 was primarily due to estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses during the period due to a full valuation allowance against all net domestic deferred tax assets. The provision for the three months ended September 30, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards.

In September 2015, Intersil acquired GWS. At that time, our gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving us an approximately 27% ownership interest in GWS. We received cash consideration of $4,999,719 for our investment from Intersil, representing full preference value of our shares of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015.

Net income per diluted share attributable to Vicor Corporation was $0.06 for the third quarter of 2016 and 2015.

Nine months ended September 30, 2016, compared to nine months ended September 30, 2015

Consolidated net revenues for the nine months ended September 30, 2016 were $152,195,000, a decrease of $16,605,000, or 9.8%, from $168,800,000 for the nine months ended September 30, 2015.

Net revenues, by segment, for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 were as follows (dollars in thousands):

			Increase (decrease)
	2016	2015	$	%
BBU	$115,963	$131,396	$(15,433)	(11.7)%
VI Chip	28,958	27,844	1,114	4.0%
Picor	7,274	9,560	(2,286)	(23.9)%

Total	$152,195	$168,800	$(16,605)	(9.8)%

The overall decrease in consolidated net revenues for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 was primarily due to an overall 12.8% decrease in bookings for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, which included a 12.4% decrease for BBU and a 41.8% decrease for Picor. Customer bookings patterns continue to be unpredictable, particularly with the VI Chip and Picor segments. The decrease in BBU revenues was primarily attributable to a decrease in BBU module and configurable product revenues of approximately $13,054,000 and a decrease in Vicor Custom Power revenues of $3,904,000, due to the consolidation of operations noted above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Gross margin for the nine months ended September 30, 2016 decreased $6,977,000, or 9.1%, to $69,710,000 from $76,687,000 for the nine months ended September 30, 2015. Gross margin as a percentage of net revenues increased to 45.8% for the nine month period ended September 30, 2016 from 45.4% for the nine month period ended September 30, 2015. The lower gross margin dollars is primarily due to the lower net revenues, while the higher gross margin percentage was primarily due to a more favorable product mix and lower charges for inventory and warranty reserves in 2016 compared to 2015.

Selling, general and administrative expenses were $41,643,000 for the nine months ended September 30, 2016, a decrease of $1,688,000, or 3.9%, compared to $43,331,000 for the nine months ended September 30, 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 27.4% for the nine month period ended September 30, 2016 from 25.7% for the nine month period ended September 30, 2015, primarily due to the decreases in net revenues.

The components of the $1,688,000 decrease in selling, general and administrative expenses for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(752)	(2.9	)%(1)
Commissions expense	(581)	(17.4	)%(2)
Legal fees	(330)	(21.0	)%(3)
Supplies expense	(166)	(37.1	)%(4)
Project expenses	(105)	(71.8)%
Depreciation and amortization	(58)	(2.7)%
Audit, tax, and accounting fees	(51)	(3.5)%
Telephone expense	(41)	(4.7)%
Travel expenses	231	11.9	%(5)
Outside services	243	18.7	%(6)
Other, net	(78)	(1.9)%

	$(1,688)	(3.9)%

(1)	Decrease primarily attributable to the reversal of VI Chip performance-based stock compensation expense (see Note 4 to the Condensed Consolidated Financial Statements), the consolidation of Westcor operations, and the disposition of certain Vicor Custom Power subsidiaries, partially offset by annual compensation adjustments in May 2016.
(2)	Decrease primarily attributable to the decrease in net revenues subject to commissions.
(3)	Decrease attributable to reduced activity associated with the patent infringement claims filed against the Company during the first quarter of 2011 by SynQor. See Note 12 to the Condensed Consolidated Financial Statements.
(4)	Decrease primarily attributable to a decrease in spending by the VI Chip segment.
(5)	Increase primarily attributable to increased travel by the Company’s sales and marketing personnel.
(6)	Increase primarily attributable to an increase in the use of outside consultants by our information systems and technology department, and by certain international locations.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Research and development expenses were $31,824,000 for the nine months ended September 30, 2016, an increase of $653,000, or 2.1%, from $31,171,000 for the nine months ended September 30, 2015. As a percentage of net revenues, research and development expenses increased to 20.9% for the nine month period ended September 30, 2016 from 18.5% for the nine month period ended September 30, 2015, primarily due to the lower revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The components of the $653,000 increase in research and development expenses for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$765	21.6	%(1)
Compensation	496	2.3	%(2)
Set-up and tooling expenses	104	42.4	%(3)
Supplies expense	(74)	(9.6)%
Facilities expenses	(178)	(11.0	)%(4)
Deferred costs	(183)	(112.1	)%(5)
Depreciation and amortization	(211)	(11.8	)%(6)
Other, net	(66)	(3.2)%

	$653	2.1%

(1)	Increase primarily attributable to increases in spending by the BBU and VI Chip segments.
(2)	Increase primarily attributable to annual compensation adjustments in May 2016.
(3)	Increase primarily attributable to an increase in tooling charges associated with the development of VI Chip products.
(4)	Decrease primarily attributable to a decrease in utilities and building maintenance expenses.
(5)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
(6)	Decrease attributable to certain BBU segment fixed assets becoming fully depreciated during 2016.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

The significant components of “Other income (expense), net” for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 and the changes from period to period were as follows (in thousands):

			Increase
	2016	2015	(decrease)
Rental income	$264	$—	$264
Interest income	47	31	16
Foreign currency gains (losses), net	34	(104)	138
Credit gains on available-for-sale securities	10	12	(2)
(Loss) gain on disposals of equipment	(4)	54	(58)
Other, net	(1)	18	(19)

	$350	$11	$339

During the second quarter of 2016, we began recognizing rental income under a new leasing agreement with a third party for the former Westcor facility. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of the subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While our Vicor B.V. operation also potentially exposes us to exchange rate risk, as that subsidiary’s sales are denominated in Euros and Pounds Sterling, any periodic gains or losses associated with exchange rate fluctuations are small, given the small U.S. Dollar value of shipments we make to Vicor B.V.

Income (loss) before income taxes was $(3,407,000) for the nine months ended September 30, 2016 compared to $2,196,000 for the nine months ended September 30, 2015.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 were as follows (dollars in thousands):

	2016	2015
Provision for income taxes	$168	$374
Effective income tax rate	4.9%	17.0%

Our effective tax rate was lower than the statutory rate in both 2016 and 2015 due to the utilization of net operating losses. The provision for the nine months ended September 30, 2016 was primarily due to estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses during the period due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with our acquisition of 100% ownership of certain operating assets and cash of Converpower, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016 (see Note 8 to the Condensed Consolidated Financial Statements). The provision for the nine months ended September 30, 2015 was primarily due to estimated federal and state taxes for one noncontrolling interest subsidiary, and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards.

In September 2015, Intersil acquired GWS. At that time, our gross investment in non-voting convertible preferred stock of GWS totaled $4,999,719, giving us an approximately 27% ownership interest in GWS. We received cash consideration of $4,999,719 for our investment from Intersil, representing full preference value of our shares of non-voting convertible preferred stock of GWS. Since the investment in GWS had previously been written down to zero, the full amount of the consideration was recorded as a gain from sale of equity method investment in the third quarter of 2015.

Net loss per share attributable to Vicor Corporation was $(0.09) for the nine months ended September 30, 2016, compared to net income per diluted share of $0.17 for the nine months ended September 30, 2015.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2016

Liquidity and Capital Resources

As of September 30, 2016, we had $55,066,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.3:1 as of September 30, 2016 and 5.6:1 as of December 31, 2015. Working capital, defined as total current assets less total current liabilities, decreased $3,606,000 to $91,299,000 as of September 30, 2016 from $94,905,000 as of December 31, 2015.

The changes in working capital from December 31, 2015 to September 30, 2016 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(7,914)
Accounts receivable	2,044
Inventories, net	3,120
Other current assets	(16)
Accounts payable	(495)
Accrued compensation and benefits	(300)
Accrued expenses	390
Accrued severance charges	195
Income taxes payable	8
Deferred revenue	(638)

$(3,606)

The primary uses of cash for the nine months ended September 30, 2016 was for operating activities of $1,584,000 and the purchase of equipment of $6,368,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2016. As of September 30, 2016, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $596,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2016.

Vicor Corporation

September 30, 2016

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2016, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2016.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2016). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2016

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September  30, 2016

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 28, 2016	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)