Form 10-Q
period 2017-03-31
VICOR CORP
filed 2017-04-28
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)

25 Frontage Road, Andover, Massachusetts 01810

(Address of Principal Executive Office)

(978) 470-2900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 17, 2017 was:

Common Stock, $.01 par value	27,347,232
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$52,827	$56,170
Accounts receivable, less allowance of $161 in 2017 and $153 in 2016	29,978	25,216
Inventories, net	27,429	27,136
Other current assets	3,446	3,250

Total current assets	113,680	111,772
Long-term deferred tax assets, net	39	38
Long-term investments, net	2,526	2,508
Property, plant and equipment, net	38,100	37,574
Other assets	2,226	2,175

Total assets	$156,571	$154,067

Liabilities and Equity
Current liabilities:
Accounts payable	$9,090	$7,588
Accrued compensation and benefits	8,675	8,965
Accrued expenses	2,104	2,179
Income taxes payable	104	92
Deferred revenue	4,527	3,403

Total current liabilities	24,500	22,227

Long-term deferred revenue	356	374
Contingent consideration obligations	208	253
Long-term income taxes payable	198	196
Other long-term liabilities	64	—

Total liabilities	25,326	23,050

Commitments and contingencies (Note 9)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	398	397
Additional paid-in capital	177,366	176,344
Retained earnings	92,464	93,438
Accumulated other comprehensive loss	(413)	(561)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	131,006	130,809
Noncontrolling interest	239	208

Total equity	131,245	131,017

Total liabilities and equity	$156,571	$154,067

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenues	$54,462	$46,027
Cost of revenues	30,810	26,711

Gross margin	23,652	19,316
Operating expenses:
Selling, general and administrative	14,023	14,016
Research and development	11,007	10,729

Total operating expenses	25,030	24,745

Loss from operations	(1,378)	(5,429)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	18	27
Portion of gains recognized in other comprehensive income (loss)	(15)	(23)

Net credit gains recognized in earnings	3	4
Other income (expense), net	322	71

Total other income (expense), net	325	75

Loss before income taxes	(1,053)	(5,354)
Less: (Benefit) provision for income taxes	(99)	22

Consolidated net loss	(954)	(5,376)
Less: Net income (loss) attributable to noncontrolling interest	20	(25)

Net loss attributable to Vicor Corporation	$(974)	$(5,351)

Net loss per common share attributable to Vicor Corporation:
Basic	$(0.02)	$(0.14)
Diluted	$(0.02)	$(0.14)
Shares used to compute net loss per common share attributable to Vicor Corporation:
Basic	39,070	38,794
Diluted	39,070	38,794

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Consolidated net loss	$(954)	$(5,376)
Foreign currency translation gains, net of tax (1)	144	173
Unrealized gains on available-for-sale securities, net of tax (1)	15	23

Other comprehensive income	159	196

Consolidated comprehensive loss	(795)	(5,180)
Less: Comprehensive income (loss) attributable to noncontrolling interest	31	(12)

Comprehensive loss attributable to Vicor Corporation	$(826)	$(5,168)

(1)	The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available for sale securities are completely offset by a tax valuation allowance as of March 31, 2017 and 2016. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2017 and 2016.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Consolidated net loss	$(954)	$(5,376)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Depreciation and amortization	2,157	2,195
Stock-based compensation expense, net	254	329
Increase in other long-term liabilities	64	—
Decrease in long-term deferred revenue	(18)	(35)
Deferred income taxes	—	(55)
Provision (benefit) for doubtful accounts	8	(28)
Gain on disposal of equipment	(2)	(2)
Credit gain on available-for-sale securities	(3)	(4)
Increase in long-term income taxes payable	2	1
Change in current assets and liabilities, net	(2,855)	2,141

Net cash used for operating activities	(1,347)	(834)

Investing activities:
Additions to property, plant and equipment	(2,648)	(1,887)
Proceeds from sale of equipment	2	2
Increase in other assets	(65)	(214)

Net cash used for investing activities	(2,711)	(2,099)

Financing activities:
Proceeds from issuance of Common Stock	760	19
Payment of contingent consideration obligations	(45)	—
Acquisition of noncontrolling interest	—	(372)

Net cash provided by (used for) financing activities	715	(353)

Effect of foreign exchange rates on cash	—	16

Net decrease in cash and cash equivalents	(3,343)	(3,270)
Cash and cash equivalents at beginning of period	56,170	62,980

Cash and cash equivalents at end of period	$52,827	$59,710

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2017. The balance sheet at December 31, 2016 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the Securities and Exchange Commission on March 7, 2017.

2. Long-Term Investments

As of March 31, 2017 and December 31, 2016, the Company held one auction rate security that had experienced failed auctions of $3,000,000 at par value, which was purchased through and is held by a broker-dealer affiliate of Bank of America, N.A. (the “Failed Auction Security”). The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2017, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2017.

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$474	$2,526

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$492	$2,508

As of March 31, 2017, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on March 31, 2017, with a par value of $3,000,000, was estimated by the Company to be approximately $2,526,000. The gross unrealized loss of $474,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $56,000 and an aggregate temporary impairment of $418,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2017	2016
Balance at the beginning of the period	$59	$72
Reductions in the amount related to credit gain for which other-than-
temporary impairment was not previously recognized	(3)	(4)

Balance at the end of the period	$56	$68

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2017 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2017
Cash equivalents:
Money market funds	$9,601	$—	$—	$9,601
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Liabilities:
Contingent consideration obligations	—	—	(208)	(208)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2016 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2016
Cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
Long-term investments:
Failed Auction Security	—	—	2,508	2,508
Liabilities:
Contingent consideration obligations	—	—	(253)	(253)

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

As of March 31, 2017, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2017. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.0%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

Quantitative information about Level 3 fair value measurements as of March 31, 2017 is as follows (dollars in thousands):

		Valuation	Unobservable	Weighted
	Fair Value	Technique	Input	Average
Failed Auction Security	$2,526	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.04%
			Cumulative probability of principal return prior to maturity	94.05%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs

(i.e., the Failed Auction Security) for the three months ended March 31, 2017 was as follows (in thousands):

Balance at the beginning of the period	$2,508
Credit gain on available-for-sale securities included in Other income (expense), net	3
Gain included in Other comprehensive income (loss)	15

Balance at the end of the period	$2,526

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the three months ended March 31, 2017 was as follows (in thousands):

Balance at the beginning of the period	$253
Payments	(45)

Balance at the end of the period	$208

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards as of their grant date. Stock-based compensation expense, net for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenues	$34	$52
Selling, general and administrative	180	238
Research and development	40	39

Total stock-based compensation	$254	$329

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss attributable to Vicor Corporation	$(974)	$(5,351)

Denominator:
Denominator for basic net loss per share-weighted average shares (1)	39,070	38,794
Effect of dilutive securities:
Employee stock options (2)	—	—

Denominator for diluted net loss per share – adjusted weighted-average shares and assumed conversions	39,070	38,794

Basic net loss per share	$(0.02)	$(0.14)

Diluted net loss per share	$(0.02)	$(0.14)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 1,612,001 and 731,672 shares of Common Stock for the three months ended March 31, 2017 and 2016, respectively, were not included in the calculation of net loss per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$18,612	$18,648
Work-in-process	3,800	3,361
Finished goods	5,017	5,127

Net balance	$27,429	$27,136

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

Product warranty activity for the three months ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at the beginning of the period	$214	$584
Accruals for warranties for products sold in the period	104	122
Fulfillment of warranty obligations	(73)	(68)
Revisions of estimated obligations	(60)	(50)

Balance at the end of the period	$185	$588

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

8. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The (benefit) provision for income taxes and the effective income tax rates for the three months ended March 31 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
(Benefit) provision for income taxes	$(99)	$22
Effective income tax rate	(9.4)%	0.4%

The Company’s effective tax rate was lower than the statutory tax rate in each 2017 and 2016 period due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with the Company’s acquisition of 100% ownership of certain operating assets and cash of the Company’s consolidated subsidiary, Converpower Corporation, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016.

As described in Note 11- Impact of Recently Issued Accounting Standards, the Company adopted new guidance for employee share-based payment accounting during the first quarter of 2017. The new guidance, among other considerations, requires excess tax benefits and tax deficiencies related to employee share-based compensation to now be recorded in earnings when the awards vest or are settled, rather than in shareholders’ equity under previous guidance. In addition, it eliminates the requirement that excess tax benefits be realized with the taxing authority before they can be recognized. In connection with the adoption of this new guidance, the Company recorded a cumulative-effect adjustment as of January 1, 2017 to increase gross deferred tax assets and the related valuation allowance against deferred tax assets by $3,485,000. This amount was allocated and added to deferred tax assets for research and development tax credit carryforwards, net operating loss carryforwards and the alternative minimum tax credit carryforward but, as noted above, was fully offset by a corresponding increase in the valuation allowance against deferred tax assets, resulting in no net effect on the Company’s condensed consolidated financial statements.

As of March 31, 2017, the Company continues to maintain a valuation allowance of approximately $32,759,000 against all domestic net deferred tax assets and the majority of foreign net deferred tax assets, for which realization cannot be considered more likely than not at this time.

9. Commitments and Contingencies

At March 31, 2017, the Company had approximately $2,734,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

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

The Company has initiated administrative review proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. Regarding the ‘190 patent, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision upholding the validity of the ‘190 patent claims. That decision was appealed by the Company to the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”), which issued a decision on March 13, 2015 reversing the PTAB, determining that certain claims were invalid, and remanding the matter to the PTAB for further proceedings. On May 2, 2016, the PTAB issued a decision determining that all but one of the remaining claims of the ‘190 patent were invalid and remanding the remaining claim to a patent examiner for further examination, where it remains under review. In addition, on that date, the PTAB issued decisions finding all challenged claims of SynQor’s ‘021 patent invalid and upholding the validity of all challenged claims of SynQor’s ‘702 and ‘290 patents. The Company has filed an appeal with the Federal Circuit from the PTAB’s decision upholding the validity of the challenged claims of the ‘702 and ‘290 patents. SynQor has filed an appeal with the Federal Circuit from the PTAB’s decision that the challenged claims of the ‘021 patent are invalid. Oral arguments in all three appeals are scheduled to be heard on May 2, 2017. Decisions in these appeals are expected later in 2017. On May 23, 2016, the Texas Court issued an order staying the Texas Action until the completion of all of the administrative review proceedings concerning the asserted SynQor patents, including any appeals from such proceedings to the Federal Circuit.

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

March 31, 2017

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

The following table provides segment financial data for the three months ended March 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2017:
Net revenues	$37,535	$12,922	$6,858	$—	$(2,853)	$54,462
Income (loss) from operations	1,420	(3,920)	1,368	(246)	—	(1,378)
Total assets	206,812	22,736	10,268	69,507	(152,752)	156,571
Depreciation and amortization	973	629	180	375	—	2,157

2016:
Net revenues	$36,869	$7,747	$2,955	$—	$(1,544)	$46,027
Income (loss) from operations	1,506	(5,708)	(1,004)	(223)	—	(5,429)
Total assets	176,502	17,247	5,724	77,569	(125,132)	151,910
Depreciation and amortization	1,119	584	126	366	—	2,195

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

11. Impact of Recently Issued Accounting Standards

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

In June 2016, the FASB issued new guidance which will require measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued new guidance for employee share-based payment accounting, which makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

compensation and the financial statement presentation of excess tax benefits or deficiencies. This new guidance also clarifies the statement of cash flows presentation for certain components of share-based awards. In terms of the accounting for forfeitures, the new guidance allows an option for them to either be estimated, as currently required, or recognized when they occur. The Company will continue to estimate forfeitures. The Company adopted the new standard on January 1, 2017. (See Note 8 – Income Taxes for additional details on the impact of the adoption).

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

In July 2015, the FASB issued new guidance for inventory accounting, which requires companies to measure in scope inventory at the lower of cost or net realizable value. Existing guidance required an entity to measure inventory at the lower of cost or market. The new guidance does not apply to inventory that is measured using last-in, first-out (“LIFO”) or retail inventory methods. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”), which the Company employs, or average cost methods. The new guidance, which the Company adopted on January 1, 2017, did not have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance, which includes several amendments, will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective which will be, for the Company, on January 1, 2018. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company currently defers revenue and the related cost of sales on shipments to stocking distributors until the distributors resell the products to their customers. Upon adoption of the new guidance, the Company will no longer be permitted to defer revenue until sale by the stocking distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to stocking distributors and record revenue at the time of sale to the stocking distributor. The Company plans to utilize the retrospective transition method for adoption of the standard. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the balance of retained earnings as of January 1, 2016. The Company is continuing to evaluate the method of adoption and the future impact the new guidance will have on its consolidated financial statements and related disclosures and expects to complete its initial assessment of financial statement impacts by the third quarter of 2017.

Other new pronouncements issued but not effective until after March 31, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar words or expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing capacity and the timing and location thereof; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s belief that it has limited exposure to currency risks; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those expressed or implied by forward-looking statements as a result of various factors, including the Company’s ability to: grow its revenues, establish and maintain profitability, develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across served markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under Part I, Item I — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

March 31, 2017

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

The VI Chip segment consists of our subsidiary, VI Chip Corporation, which designs, develops, manufactures, and markets many of our advanced power component products. The VI Chip segment also includes VI Chip business conducted in Japan through VJCL. VI Chip generally targets large, high volume customers concentrated in the datacenter and supercomputer segments of the computing market, although we also target applications in aerospace and aviation, defense electronics, electric and hybrid vehicles, instrumentation and test equipment, and networking equipment.

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

Our consolidated results for the first quarter of 2017 showed sequential improvement, with higher revenue and a reduced net loss, yet our operating performance continues to reflect the general weakness of demand for our legacy products, which are used in industries and geographies that continue to experience macroeconomic uncertainty. Customer interest in our expanding portfolio of recently-introduced advanced products continues to increase, as evidenced by the first quarter’s improved bookings and sequentially higher quarter-end backlog, both reflecting market uptake of our new products, notably our 48 volt to point-of-load solutions for datacenters.

Global demand for our legacy brick converters, configurable products, and associated components remains at volumes lower than historical trend, which we attribute to the ongoing macroeconomic concerns influencing customer confidence across the industries and geographies we serve. Our legacy products commonly are used in high-value capital goods and sizeable infrastructure projects, the end demand for which has been unpredictable, reflecting low-growth economies and budgetary uncertainty.

Although the number of identified opportunities for our new products continues to expand, the sales cycles associated with these products have proven longer than we anticipated, in part due to the same macroeconomic trends and industry-specific conditions influencing bookings and sales of our legacy product lines. In many mature markets, existing and potential customers remain risk-averse and have slowed or curtailed their own new product development. We believe such caution has limited their near-term interest in our new products, although we are experiencing increasing interest in our new products as replacements for legacy power modules, whether our own or those of competitors, when customers are refreshing or upgrading existing designs.

In more robust markets, such as those we are targeting with our new products, existing and potential customers are actively pursuing their own growth strategies, developing products with higher performance enabled by our new products and the modular component approach of our Factorized Power Architecture. As such, we increasingly are asked by existing and potential customers to collaborate on the development of new or highly modified implementations of our new products. While such collaborations are attractive opportunities to enhance customer relationships and gain competitive advantage, they also are resource and time intensive.

We believe the following considerations may influence our performance over the remaining three quarters of 2017:

Operational Considerations

•

We operate a highly automated electronics manufacturing facility in Andover, Massachusetts, and our profitability is closely aligned with production unit volumes. We have invested significantly in state-of-the-art systems, equipment, and robotics, which allow us to generate relatively higher profitability when operating at or near factory capacity, even with a high mix of

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

products produced. However, periods of low volume production and/or brief, low volume production runs contribute to lower profitability, largely due to lower absorption of relatively high manufacturing overhead costs associated with our manufacturing model. While direct labor and associated variable costs correlate with volume, manufacturing overhead costs are inflexible and, therefore, problematic during periods of low volume or brief production runs. We have invested in the production capacity to meet our internal volume projections, and believe these projections are reasonable and conservative. However, if sustained, uniform, high volume production levels are not achieved, our product-level profitability likely will not reach the levels necessary to cover our fixed spending, consisting of manufacturing overhead costs and operating costs.

•	Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements of a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories. Over the last two years, we have made progress in reducing potential vulnerabilities to stock-outs, vendor shortages, and similar supply chain disruptions. We also have reorganized our supply chain management effort, strengthened with new hires. We have implemented safety-stock programs for certain critical components and materials and have established second-source supply relationships in order to reduce these vulnerabilities. However, our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material.

•	We expect our operating expenses, notably in engineering and sales, to remain relatively high, as percentages of revenue, for the foreseeable future. If revenue reaches our forecasted levels, these percentages are expected to decline, although we do not expect such expenses to decline on an absolute basis. We have expanded and focused our engineering and sales organizations to pursue the promising opportunities afforded by our new, innovative products, and we believe our current level of spending is necessary to achieve our strategic goals. However, many of these opportunities are in early phases of development, and near-term revenue growth may not be sufficient to reduce the percentages of revenue represented by our operating expenses to forecast levels or levels comparable to our high volume competitors.

Market and Macroeconomic Considerations

•	Customer adoption of certain new products has been delayed by unanticipated influences beyond our control. For example, our leadership position in the transition of datacenter computing to 48 volt to point-of-load solutions using our Factorized Power Architecture was the basis for our expectation of an earlier, higher-volume uptake of such solutions and our decisions to focus our resources on such customers and opportunities. However, delays in the transition of processor generations and associated supply chain disruption caused repeated delays in customer purchase orders well into 2016. Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48 volt to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest and the entry of new vendors. As such, we face a more complex competitive landscape, with additional challenges. We continue to believe our new products will be adopted in volume by multiple, leading customers. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market.

•	We anticipate aggregate demand for certain mature markets to grow, at best, only at the rate of the overall economy (i.e., in the United States, for example, at the rate of growth of gross domestic product) for the foreseeable future. Given our long-standing customer relationships and the status of our legacy products in long-lived customer applications, we anticipate maintaining our share of these mature markets. In 2016, we completed two years of restructuring initiatives to reduce our exposure to certain problematic market segments, notably the custom systems portion of the defense electronics market, and have experienced improved resource allocation, operating efficiencies, and asset utilization. We also have substantially restructured our distribution channels, notably across Europe, with the goal of improving our breadth of presence across important geographies and targeted market segments. Other initiatives to improve the performance of the BBU continue today. However, we do not expect the performance of the BBU and its legacy products to significantly improve until macroeconomic conditions improve in industries and geographies served by the BBU.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Financial Highlights:

•	Net revenues increased 18.3% to $54,462,000 for the first quarter of 2017, from $46,027,000 for the first quarter of 2016, primarily due to an overall 18.1% increase in bookings in the first quarter of 2017, compared to the first quarter of 2016, with significant increases from the VI Chip and Picor segments.

•	Export sales, as a percentage of total revenues, represented approximately 63.2% in the first quarter of 2017 and 59.1% in the first quarter of 2016.

•	Gross margin increased to $23,652,000 for the first quarter of 2017, from $19,316,000 for the first quarter of 2016, primarily due to the increase in net revenues.

•	Gross margin, as a percentage of net revenues, increased to 43.4% for the first quarter of 2017 from 42.0% for the first quarter of 2016 primarily due to the increase in net revenues and improved absorption of manufacturing overhead costs.

•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $51,732,000 at the end of the first quarter of 2017, as compared to $48,371,000 at the end of 2016.

•	Operating expenses for the first quarter of 2017 increased $285,000, or 1.2%, to $25,030,000 from $24,745,000 for the first quarter of 2016, primarily due to an increase in research and development expense of $278,000.

•	We reported a net loss for the first quarter of 2017 of $(974,000), as compared to net loss of $(5,351,000) for the first quarter of 2016, and a net loss per share of $(0.02) for the first quarter of 2017, as compared to net loss per share of (0.14) for first quarter of 2016.

•	For the three months ended March 31, 2017, depreciation and amortization totaled $2,157,000, and capital additions totaled $2,648,000, compared to $2,195,000 and $1,887,000, respectively, for the three months ended March 31, 2016.

•	Inventories increased by approximately $293,000, or 1.1%, to $27,429,000, compared to $27,136,000 at December 31, 2016. This increase was primarily associated with increases in VI Chip and Picor inventories of $756,000 and $486,000, respectively, to meet increased bookings for the two segments, partially offset by a decrease in BBU inventories of $949,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of the Company’s critical accounting policies and estimates.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Three months ended March 31, 2017, compared to three months ended March 31, 2016

Consolidated net revenues for the first quarter of 2017 were $54,462,000, an increase of $8,435,000, or 18.3%, as compared to $46,027,000 for the first quarter of 2016, and an increase of $6,377,000, or 13.3%, on a sequential basis from $48,085,000 for the fourth quarter of 2016.

Net revenues, by segment, for the first quarter of 2017 and the first quarter of 2016 were as follows (dollars in thousands):

			Increase
	2017	2016	$	%
BBU	$37,535	$36,869	$666	1.8%
VI Chip	12,425	7,340	5,085	69.3%
Picor	4,502	1,818	2,684	147.6%

Total	$54,462	$46,027	$8,435	18.3%

The increase in consolidated net revenues for the first quarter of 2017 from the first quarter of 2016 was primarily due to an overall 18.1% increase in bookings in the first quarter of 2017, compared to the first quarter of 2016. VI Chip and Picor bookings increased by 109.3% and 53.1%, respectively, while BBU bookings decreased 5.4%. The increase in BBU revenues was primarily attributable to an increase in Vicor Custom Power revenues of $581,000. Increases in revenues recorded by VI Chip and Picor for the first quarter of 2017 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions. Customer bookings and scheduling patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the first quarter of 2017 increased $4,336,000, or 22.4%, to $23,652,000, from $19,316,000 for the first quarter of 2016. Gross margin as a percentage of net revenue increased to 43.4% for the first quarter of 2017 compared to 42.0% for the first quarter of 2016, primarily due to the increase in net revenues and higher production volumes, leading to improved absorption of manufacturing overhead costs.

Selling, general, and administrative expenses were $14,023,000 for the first quarter of 2017, an increase of $7,000, or 0.0%, from $14,016,000 for the first quarter of 2016. Selling, general, and administrative expenses as a percentage of net revenues decreased to 25.7% for the first quarter of 2017 from 30.5% for the first quarter of 2016, primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Research and development expenses were $11,007,000 for the first quarter of 2017, an increase of $278,000, or 2.6%, compared to $10,729,000 for the first quarter of 2016. As a percentage of net revenues, research and development expenses decreased to 20.2% for the first quarter of 2017 from 23.3% for the first quarter of 2016, primarily due to the increase in net revenues.

The components of the $278,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$585	8.1%	(1)
Project and pre-production materials	170	12.4%	(2)
Facilities expenses	89	18.2%
Outside services	(87)	(44.5)%
Depreciation and amortization	(178)	(26.7)%	(3)
Deferred costs	(262)	(3059.3)%	(4)
Other, net	(39)	(2.8)%

	$278	2.6%

(1)	Increase primarily attributable to annual compensation adjustments in May 2016.
(2)	Increase primarily attributable to increases in spending by the VI Chip segment.
(3)	Decrease attributable to certain BBU segment fixed assets becoming fully depreciated during 2016.
(4)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

The significant components of ‘‘Other income (expense), net’’ for the three months ended March 31, and the changes between the periods were as follows (in thousands):

			Increase
	2017	2016	(decrease)
Rental income	$198	$—	$198
Foreign currency gains, net	95	55	40
Interest income	24	14	10
Credit gains on available-for-sale securities	3	4	(1)
Gain on disposals of equipment	2	2	—
Other, net	3	—	3

	$325	$75	$250

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Loss before income taxes was $(1,053,000) for the first quarter of 2017, as compared to loss before taxes of $(5,354,000) for the first quarter of 2016.

The (benefit) provision for income taxes and the effective income tax rates for the first quarter of 2017 and the first quarter of 2016 were as follows (dollars in thousands):

	2017	2016
(Benefit) provision for income taxes	$(99)	$22
Effective income tax rate	(9.4)%	0.4%

Our effective tax rate was lower than the statutory tax rate in each 2017 and 2016 period due to a full valuation allowance against all net domestic deferred tax assets. In addition, in connection with our acquisition of 100% ownership of certain operating assets and cash of our consolidated subsidiary, Converpower Corporation, the related deferred tax liability for unremitted earnings of $55,000 was reversed and recorded as a discrete benefit in the first quarter of 2016.

As described in Note 11- Impact of Recently Issued Accounting Standards, we adopted new guidance for employee share-based payment accounting during the first quarter of 2017. The new guidance, among other considerations, requires excess tax benefits and tax deficiencies related to employee share-based compensation to now be recorded in earnings when the awards vest or are settled, rather than in shareholders’ equity under previous guidance. In addition, it eliminates the requirement that excess tax benefits be realized with the taxing authority before they can be recognized. In connection with the adoption of this new guidance, we recorded a cumulative-effect adjustment as of January 1, 2017 to increase gross deferred tax assets and the related valuation allowance against deferred tax assets by $3,485,000. This amount was allocated and added to deferred tax assets for research and development tax credit carryforwards, net operating loss carryforwards and the alternative minimum tax credit carryforward but, as noted above, was fully offset by a corresponding increase in the valuation allowance against deferred tax assets, resulting in no net effect on our condensed consolidated financial statements.

Net loss per share attributable to Vicor Corporation was $(0.02) for the first quarter of 2017 and $(0.14) for first quarter of 2016.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2017

Liquidity and Capital Resources

As of March 31, 2017, we had $52,827,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 4.6:1 as of March 31, 2017 and 5.0:1 as of December 31, 2016. Working capital, defined as total current assets less total current liabilities, decreased $365,000 to $89,180,000 as of March 31, 2017 from $89,545,000 as of December 31, 2016.

The changes in working capital from December 31, 2016 to March 31, 2017 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(3,343)
Accounts receivable	4,762
Inventories, net	293
Other current assets	196
Accounts payable	(1,502)
Accrued compensation and benefits	290
Accrued expenses	75
Income taxes payable	(12)
Deferred revenue	(1,124)

$(365)

The primary uses of cash for the three months ended March 31, 2017 was for operating activities of $1,347,000 and the purchase of equipment of $2,648,000. The primary sources of cash for the three months ended March 31, 2017 was from proceeds from the issuance of Common Stock associated with the exercise of options for the purchase of shares of our Common Stock of $760,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2017. As of March 31, 2017, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $2,734,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2017.

Vicor Corporation

March 31, 2017

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2017, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2017.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2017). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2017

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2017

Item 1 — Legal Proceedings

See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: April 28, 2017	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)