Form 10-Q
period 2017-09-30
VICOR CORP
filed 2017-10-31
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 20, 2017 was:

Common Stock, $.01 par value	27,581,137
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$48,936	$56,170
Accounts receivable, less allowance of $161 in 2017 and $153 in 2016	33,811	25,216
Inventories, net	33,883	27,136
Other current assets	3,470	3,250

Total current assets	120,100	111,772
Long-term deferred tax assets, net	21	38
Long-term investments, net	2,599	2,508
Property, plant and equipment, net	41,248	37,574
Other assets	2,108	2,175

Total assets	$166,076	$154,067

Liabilities and Equity
Current liabilities:
Accounts payable	$11,508	$7,588
Accrued compensation and benefits	8,939	8,965
Accrued expenses	2,311	2,179
Income taxes payable	252	92
Deferred revenue	8,769	3,403

Total current liabilities	31,779	22,227
Long-term deferred revenue	321	374
Contingent consideration obligations	78	253
Long-term income taxes payable	191	196
Other long-term liabilities	90	—

Total liabilities	32,459	23,050
Commitments and contingencies (Note 9)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	400	397
Additional paid-in capital	180,132	176,344
Retained earnings	91,994	93,438
Accumulated other comprehensive loss	(397)	(561)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	133,320	130,809
Noncontrolling interest	297	208

Total equity	133,617	131,017

Total liabilities and equity	$166,076	$154,067

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$56,888	$53,227	$169,059	$152,195
Cost of revenues	31,745	27,304	94,334	82,485

Gross margin	25,143	25,923	74,725	69,710
Operating expenses:
Selling, general and administrative	14,500	13,312	43,059	41,643
Research and development	10,543	10,338	33,482	31,824

Total operating expenses	25,043	23,650	76,541	73,467

Income (loss) from operations	100	2,273	(1,816)	(3,757)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	34	1	91	54
Portion of losses (gains) recognized in other comprehensive income (loss)	(31)	2	(82)	(44)

Net credit gains recognized in earnings	3	3	9	10
Other income (expense), net	306	208	985	340

Total other income (expense), net	309	211	994	350

Income (loss) before income taxes	409	2,484	(822)	(3,407)
Less: Provision for income taxes	371	133	539	168

Consolidated net income (loss)	38	2,351	(1,361)	(3,575)
Less: Net income (loss) attributable to noncontrolling interest	49	15	83	(16)

Net income (loss) attributable to Vicor Corporation	$(11)	$2,336	$(1,444)	$(3,559)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$(0.00)	$0.06	$(0.04)	$(0.09)
Diluted	$(0.00)	$0.06	$(0.04)	$(0.09)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	39,288	38,837	39,177	38,811
Diluted	39,288	39,184	39,177	38,811

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$38	$2,351	$(1,361)	$(3,575)
Foreign currency translation (losses) gains, net of tax (1)	(16)	56	88	473
Unrealized gains (losses) on available-for-sale securities, net of tax (1)	31	(2)	82	44

Other comprehensive income	15	54	170	517

Consolidated comprehensive income (loss)	53	2,405	(1,191)	(3,058)
Less: Comprehensive income attributable to noncontrolling interest	47	19	89	20

Comprehensive income (loss) attributable to Vicor Corporation	$6	$2,386	$(1,280)	$(3,078)

(1)	The deferred tax assets associated with cumulative foreign currency translation (losses) gains and cumulative unrealized gains (losses) on available for sale securities are completely offset by a tax valuation allowance as of September 30, 2017 and 2016. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2017 and 2016.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Consolidated net loss	$(1,361)	$(3,575)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,590	6,384
Stock-based compensation expense, net	1,272	171
Increase in other assets	—	(505)
Increase in other long-term liabilities	90	—
Decrease in long-term deferred revenue	(53)	(76)
(Gain) loss on disposal of equipment	(15)	4
Deferred income taxes	17	(51)
Credit gain on available-for-sale securities	(9)	(10)
Provision (benefit) for doubtful accounts	8	(22)
Decrease in long-term income taxes payable	(5)	(10)
Change in current assets and liabilities, net	(5,896)	(3,894)

Net cash provided by (used for) operating activities	638	(1,584)
Investing activities:
Additions to property, plant and equipment	(10,164)	(6,368)
Proceeds from sale of equipment	15	2
Increase in other assets	(17)	(18)

Net cash used for investing activities	(10,166)	(6,384)
Financing activities:
Proceeds from issuance of Common Stock	2,510	455
Payment of contingent consideration obligations	(175)	(64)
Acquisition of noncontrolling interest	—	(372)

Net cash provided by financing activities	2,335	19
Effect of foreign exchange rates on cash	(41)	35

Net decrease in cash and cash equivalents	(7,234)	(7,914)
Cash and cash equivalents at beginning of period	56,170	62,980

Cash and cash equivalents at end of period	$48,936	$55,066

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2017. The balance sheet at December 31, 2016 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the Securities and Exchange Commission on March 7, 2017.

2. Long-Term Investments

As of September 30, 2017 and December 31, 2016, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2017, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2017.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$401	$2,599

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$492	$2,508

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

As of September 30, 2017, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

Based on the fair value measurements described in Note 3, the fair value of the Failed Auction Security on September 30, 2017, with a par value of $3,000,000, was estimated by the Company to be approximately $2,599,000. The gross unrealized loss of $401,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $50,000 and an aggregate temporary impairment of $351,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 3).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the nine months ended September 30 (in thousands):

	2017	2016
Balance at the beginning of the period	$59	$72
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(9)	(10)

Balance at the end of the period	$50	$62

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2017 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2017
Cash equivalents:
Money market funds	$9,258	$—	$—	$9,258
Long-term investments:
Failed Auction Security	—	—	2,599	2,599
Liabilities:
Contingent consideration obligations	—	—	(78)	(78)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2016 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2016
Cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
Long-term investments:
Failed Auction Security	—	—	2,508	2,508
Liabilities:
Contingent consideration obligations	—	—	(253)	(253)

As of September 30, 2017, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2017. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.0%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

Quantitative information about Level 3 fair value measurements as of September 30, 2017 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,599	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.04%
			Cumulative probability of principal return prior to maturity	94.81%
			Cumulative probability of default	5.15%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2017 was as follows (in thousands):

Balance at the beginning of the period	$2,508
Credit gain on available-for-sale securities included in Other income (expense), net	9
Gain included in Other comprehensive income	82

Balance at the end of the period	$2,599

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the nine months ended September 30, 2017 was as follows (in thousands):

Balance at the beginning of the period	$253
Payments	(175)

Balance at the end of the period	$78

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.

4. Stock-Based Compensation

The Company’s Board of Directors approved the Vicor Corporation 2017 Employee Stock Purchase Plan (the “Plan” or the “ESPP”) on April 26, 2017. The ESPP became effective on June 16, 2017, the date the Company’s stockholders approved the Plan at the 2017 Annual Meeting of Stockholders. The Company has reserved 2,000,000 shares of Common Stock under the Plan for issuance to eligible employees who elect to participate. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP operates in successive periods of approximately six months, each referred to as an “offering period.” Generally, offering periods commence on or around September 1 and March 1 and end on or around the following February 28 or August 31, respectively. Under the ESPP, an option is granted to participating employees on the first day of an offering period to purchase shares of the Company’s Common Stock at the end of that offering period at a purchase price equal to 85% of the lesser of the fair market value of a share of Common Stock on either the first day or the last day of that offering period. The purchase of shares is funded by means of periodic payroll deductions, which may not exceed 15.0% of the employee’s eligible compensation, as defined in the Plan. Among other provisions, the Plan limits the number of shares that can be purchased by a participant during any offering period and cumulatively for any calendar year.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards and options granted under the ESPP as of their grant date. Stock-based compensation expense, net for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$53	$(47)	$125	$59
Selling, general and administrative	466	(327)	861	148
Research and development	212	(124)	286	(36)

Total stock-based compensation	$731	$(498)	$1,272	$171

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

Compensation expense by type of award for the three and nine months ended September 30, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$689	$(498)	$1,230	$171
ESPP	42	—	42	—

Total stock-based compensation	$731	$(498)	$1,272	$171

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Vicor Corporation	$(11)	$2,336	$(1,444)	$(3,559)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	39,288	38,837	39,177	38,811
Effect of dilutive securities:
Employee stock options (2)	—	347	—	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	39,288	39,184	39,177	38,811

Basic net income (loss) per share	$(0.00)	$0.06	$(0.04)	$(0.09)

Diluted net income (loss) per share	$(0.00)	$0.06	$(0.04)	$(0.09)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 1,452,808 shares of Common Stock for the three and nine months ended September 30, 2017 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 449,464 and 1,845,289 shares of Common Stock for the three and nine months ended September 30, 2016, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$26,247	$18,648
Work-in-process	2,774	3,361
Finished goods	4,862	5,127

Net balance	$33,883	$27,136

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

Product warranty activity for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$244	$496	$214	$584
Accruals for warranties for products sold in the period	126	61	321	291
Fulfillment of warranty obligations	(82)	(106)	(179)	(374)
Revisions of estimated obligations	—	(109)	(68)	(159)

Balance at the end of the period	$288	$342	$288	$342

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

8. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision for income taxes and the effective income tax rates for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Provision for income taxes	$371	$133	$539	$168
Effective income tax rate	90.7%	5.4%	65.6%	4.9%

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

As of September 30, 2017, the Company continues to maintain a valuation allowance of approximately $32,746,000 against all domestic net deferred tax assets and the majority of foreign net deferred tax assets, for which realization cannot be considered more likely than not at this time.

In May 2017, the Company received notice from the Internal Revenue Service that its federal corporate tax return for tax year 2015 had been selected for examination. The examination is ongoing.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

9. Commitments and Contingencies

At September 30, 2017, the Company had approximately $3,006,000 of capital expenditure commitments.

On January 28, 2011, SynQor, Inc. (“SynQor”) filed a complaint for patent infringement against Ericsson, Inc. (“Ericsson”), Cisco Systems, Inc. (“Cisco”) and the Company in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). Ericsson and Cisco subsequently settled with SynQor and are no longer parties to the Texas Action. With respect to the Company, SynQor’s complaint in the Texas Action alleged that the Company’s products, including but not limited to unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, and 7,564,702 (“the ‘190 patent”, “the ‘021 patent” and “the ‘702 patent”, respectively). SynQor’s complaint sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. On September 20, 2011, SynQor filed an amended complaint in the Texas Action that further alleged that the Company’s products, including, but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent number 8,023,290 (“the ‘290 patent”). The Company responded to SynQor’s amended complaint in the Texas Action by denying its products infringe any of the SynQor patents, and asserting that the SynQor patents are invalid. The Company further alleged that the SynQor ‘290 patent is unenforceable due to inequitable conduct by SynQor or its agents during the examination of the ‘290 patent at the United States Patent and Trademark Office (“USPTO”). The Company also asserted counterclaims seeking damages against SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company.

The Company initiated administrative review proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. Regarding the ‘190 patent, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision upholding the validity of the ‘190 patent claims. That decision was appealed by the Company to the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”), which issued a decision on March 13, 2015 reversing the PTAB, determining that certain claims were invalid, and remanding the matter to the PTAB for further proceedings. On May 2, 2016, the PTAB issued a decision determining that all but one of the remaining claims of the ‘190 patent were invalid and remanding the remaining claim to a patent examiner for further examination. On June 22, 2017, the examiner issued a determination under 37 C.F.R. § 41.77(d), finding that the remaining claim of the ‘190 patent was unpatentable. That decision is expected to be further reviewed by the PTAB pursuant to 37 C.F.R. § 41.77(f).

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

On August 30, 2017, the Federal Circuit issued rulings with regard to PTAB’s reexamination decisions for the ‘021, ‘702 and ‘290 patents. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration.

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

September 30, 2017

(unaudited)

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The following table provides segment financial data for the three months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2017:
Net revenues	$38,529	$14,745	$6,360	$—	$(2,746)	$56,888
Income (loss) from operations	2,007	(2,952)	1,359	(314)	—	100
Total assets	227,408	33,021	11,934	64,864	(171,151)	166,076
Depreciation and amortization	971	712	188	373	—	2,244
2016:
Net revenues	$38,518	$11,961	$5,320	$—	$(2,572)	$53,227
Income (loss) from operations	3,734	(1,915)	627	(173)	—	2,273
Total assets	193,115	21,453	6,928	72,521	(138,979)	155,038
Depreciation and amortization	1,025	531	142	375	—	2,073

The following table provides segment financial data for the nine months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2017:
Net revenues	$115,141	$42,835	$19,553	$—	$(8,470)	$169,059
Income (loss) from operations	5,962	(10,761)	3,825	(842)	—	(1,816)
Total assets	227,408	33,021	11,934	64,864	(171,151)	166,076
Depreciation and amortization	2,944	2,000	558	1,088	—	6,590
2016:
Net revenues	$115,963	$30,126	$12,596	$—	$(6,490)	$152,195
Income (loss) from operations	9,475	(12,131)	(510)	(591)	—	(3,757)
Total assets	193,115	21,453	6,928	72,521	(138,979)	155,038
Depreciation and amortization	3,293	1,660	404	1,027	—	6,384

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

In May 2014, the FASB issued new guidance for revenue recognition, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance, which includes several amendments, will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective, which will be January 1, 2018 for the Company. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company has established an implementation team to assess the potential impact of the new standard which includes identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. While the implementation team is still in the process of completing its evaluation of the new standard, it has reached preliminary conclusions on substantially all key accounting assessments, and currently believes the most significant impact will be related to the timing of recognition of sales to its stocking distributors. The Company currently defers revenue and the related cost of sales on shipments to stocking distributors until the distributors resell the products to their customers. Upon adoption of the new guidance, the Company will no

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

longer be permitted to defer revenue until sale by the stocking distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to stocking distributors and record revenue at the time of sale to the stocking distributor. The Company currently plans to utilize the retrospective transition method for adoption of the standard. Upon adoption under that method, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the balance of retained earnings as of January 1, 2016. The implementation team is continuing to evaluate the method of adoption and the future impact the new guidance will have on its consolidated financial statements and related disclosures and expects to complete its assessment of those financial statement impacts during the fourth quarter of 2017. The other principal remaining implementation items include completing the identification and documentation of key transition controls and, later, the identification and documentation of any new or revised key ongoing process controls. The implementation team expects to complete those tasks by the end of the fourth quarter of 2017. The implementation team has reported its findings and status to the Audit Committee on a regular basis over the last year.

Other new pronouncements issued but not effective until after September 30, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

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

September 30, 2017

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

The Picor segment consists of our subsidiary, Picor Corporation, which designs, develops, and markets integrated circuits and related solid-state products for use in a variety of power management and power system applications. Picor is a “fabless manufacturer,” as its products are manufactured, assembled, packaged, and tested by third parties. Picor develops integrated circuits for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications, often integrated with VI Chip products to represent a customer solution, particularly in the datacenter and supercomputer segments of the computing market.

Our consolidated results for the third quarter of 2017 showed sequential bottom-line improvement, with a reduced net loss despite a slight decline in net revenues, yet our operating performance continues to reflect the general weakness of demand for our legacy products, as well as increased customer price sensitivity for these products. Customer interest in our expanding portfolio of recently-introduced advanced products continues to increase, as evidenced by the third quarter’s higher bookings and sequentially higher quarter-end backlog, both reflecting market uptake of our new products, notably our 48 volt to point-of-load solutions for datacenters and supercomputers.

While improved third quarter bookings reflected increasing demand for our advanced products, with shipments scheduled well into 2018, global demand for our legacy brick converters, configurable products, and associated components remains at volumes lower than historical trend, which we attribute to the ongoing macroeconomic conditions specific to the industries and geographies we serve, as well as increased customer price sensitivity in certain industries and geographies in which commoditized products have established a strong competitive position. Our legacy products commonly are used in defense electronics, high-value capital goods, and sizeable infrastructure projects, the end demand for which has been unpredictable, reflecting budgetary uncertainty and low-growth economies.

Although the number of identified opportunities for our new products continues to expand, as evidenced by booking patterns, the sales cycles associated with these products continue to be longer than we anticipated, in part due to the same macroeconomic trends and industry-specific conditions influencing bookings and sales of our legacy product lines. In many mature markets, existing and potential customers remain risk-averse and have slowed or curtailed their own new product development. We believe such caution has limited their near-term interest in our new products, although we are experiencing increasing interest in our new products as replacements for legacy power modules, whether our own or those of competitors, when customers are refreshing or upgrading existing designs.

In more robust markets, such as those we are targeting with our new products, existing and potential customers are actively pursuing their own growth strategies, developing products with higher performance enabled by our new products and the modular component approach of our Factorized Power Architecture. As such, we increasingly are asked by existing and potential customers to collaborate on the development of new or highly modified implementations of our new products. While such collaborations are attractive opportunities to enhance customer relationships and gain competitive advantage, they also are resource and time intensive. Additionally, when we have successfully designed-in our new product solutions, we may encounter delays and uncertainty associated with scheduling production of such solutions. For example, we are collaborating with several large-scale OEMs in the datacenter segment of the computing market and have been engaged with these potential customers on development and design work for multiple quarters. However, only in the third quarter did we begin to receive pre-production prototype orders or early production orders associated with certain engagements. Given the number of such opportunities and the progress being made on associated development and design work, we expect to receive more such early-stage orders from additional customers in the coming quarters.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

We believe the following considerations may influence our performance over the fourth quarter of 2017 and into 2018:

Operational Considerations

•	We operate a highly automated electronics manufacturing facility in Andover, Massachusetts, and our profitability is closely aligned with production unit volumes. We have invested significantly in state-of-the-art systems, equipment, and robotics, which allow us to generate relatively higher profitability when operating at or near factory capacity, even with a high mix of products produced. However, periods of low volume production and/or brief, low volume production runs contribute to lower profitability, largely due to lower absorption of relatively high manufacturing overhead costs associated with our manufacturing model. While direct labor and associated variable costs correlate with volume, manufacturing overhead costs are inflexible and, therefore, problematic during periods of low volume or brief production runs. We have invested in the production capacity to meet our internal volume projections, and believe these projections are reasonable. However, if sustained, uniform, high volume production levels are not achieved, our product-level profitability likely will not reach the levels necessary to cover our fixed spending, consisting of manufacturing overhead costs and operating costs.

•	Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements of a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories. Over the last two years, we have made progress in reducing potential vulnerabilities to stock-outs, vendor shortages, and similar supply chain disruptions. We also have reorganized our supply chain management effort, strengthened with new hires. We have implemented safety-stock programs for certain critical components and materials and have established second-source supply relationships in order to reduce these vulnerabilities. However, our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material.

•	We expect our operating expenses, notably in engineering and sales, to remain relatively high, as percentages of revenue, for the foreseeable future. If revenue reaches our forecasted levels, these percentages are expected to decline, although we do not expect such expenses to decline on an absolute basis from current levels. We have expanded and focused our engineering and sales organizations to pursue the promising opportunities afforded by our innovative, advanced products, and we believe our current level of spending is necessary to achieve our strategic goals. However, many of these opportunities are in early phases of development, and near-term revenue growth may not be sufficient to reduce the percentages of revenue represented by our operating expenses to forecast levels or levels comparable to our high volume competitors.

Market and Macroeconomic Considerations

•	Customer adoption of certain new products has been delayed by unanticipated influences beyond our control. For example, our leadership position in the transition of datacenter computing to 48 volt to point-of-load solutions using our Factorized Power Architecture was the basis for our expectation of an earlier, higher-volume uptake of such solutions and our decisions to focus our resources on such customers and opportunities. However, delays in the transition of processor generations and associated supply chain disruption caused repeated delays in customer purchase orders well into 2016.

•	Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48 volt to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest, notably associated with our Power on Package solution, as well as the entry of new vendors. As such, we face a more complex competitive landscape, with additional challenges. We continue to believe our new products will be adopted in volume by multiple, leading customers. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than Vicor and have operational and financial flexibility we do not.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

•	We anticipate aggregate demand for the mature markets we serve will grow, at best, only at the rate of the overall economy (i.e., in the United States, for example, at the rate of growth of gross domestic product) for the foreseeable future. Given our long-standing customer relationships and the status of our legacy products in long-lived customer applications, we anticipate maintaining our share in many of these mature markets.

•	In 2016, we completed two years of restructuring initiatives to reduce our exposure to certain problematic market segments, notably the custom systems portion of the defense electronics market, and have experienced improved resource allocation, operating efficiencies, and asset utilization. We also have substantially restructured our distribution channels, notably across Europe, with the goal of improving our breadth of presence across important geographies and targeted market segments. However, while we expect these undertakings will contribute to improved performance of the BBU, we do not expect the BBU’s financial results will significantly improve until macroeconomic conditions improve in industries and geographies served by the BBU.

Financial Highlights:

•	Net revenues increased 6.9% to $56,888,000 for the third quarter of 2017, from $53,227,000 for the third quarter of 2016, primarily due to an overall 19.4% increase in bookings in the third quarter of 2017, compared to the third quarter of 2016, with significant increases in VI Chip and Picor.

•	Net revenues for the nine months ended September 30, 2017 increased by 11.1% to $169,059,000 from $152,195,000 for the nine months ended September 30, 2016, primarily due to an overall 16.9% increase in bookings for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, with significant increases in VI Chip and Picor.

•	Export sales, as a percentage of total revenues, represented approximately 62.0% in the third quarter of 2017 and 59.3% in the third quarter of 2016. Export sales, as a percentage of total revenues, for the nine months ended September 30, 2017 and 2016 were approximately 63.6% and 59.7%, respectively.

•	Gross margin decreased to $25,143,000 for the third quarter of 2017, from $25,923,000 for the third quarter of 2016. Gross margin, as a percentage of net revenues decreased to 44.2% for the third quarter of 2017 from 48.7% for the third quarter of 2016. Both decreases, despite the increase in net revenues, were primarily due to a less favorable product mix.

•	Gross margin increased to $74,725,000 for the nine months ended September 30, 2017 from $69,710,000 for the nine months ended September 30, 2016, primarily due to the increase in net revenues. Gross margin, as a percentage of revenues, despite the increase in net revenues, decreased to 44.2% for the nine months ended September 30, 2017, compared to 45.8% for the nine months ended September 30, 2016, primarily due to a less favorable product mix.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $60,074,000 at the end of the third quarter of 2017, as compared to $53,157,000 at the end of the second quarter of 2017.

•	Operating expenses for the third quarter of 2017 increased $1,393,000, or 5.9%, to $25,043,000 from $23,650,000 for the third quarter of 2016, due to an increase in selling, general, and administrative expenses of $1,188,000 and an increase in research and development expense of $205,000.

•	Operating expenses for the nine months ended September 30, 2017 increased $3,074,000, or 4.2%, to $76,541,000 from $73,467,000 for the nine months ended September 30, 2016, due to an increase in research and development expense of $1,658,000 and an increase in selling, general, and administrative expenses of $1,416,000.

•	We reported a net loss for the third quarter of 2017 of $(11,000), or $(0.00) per share, compared to net income of $2,336,000, or $0.06 per diluted share, for the third quarter of 2016.

•	We reported a net loss for the nine months ended September 30, 2017, of $(1,444,000), or $(0.04) per share, compared to $(3,559,000), or $(0.09) per share, for the nine months ended September 30, 2016.

•	For the nine months ended September 30, 2017, depreciation and amortization totaled $6,590,000, and capital additions totaled $10,164,000, compared to $6,384,000 and $6,368,000, respectively, for the nine months ended September 30, 2016.

•	Inventories increased by approximately $6,747,000, or 24.9%, to $33,883,000 at September 30, 2017, compared to $27,136,000 at December 31, 2016. This increase was primarily associated with increases in VI Chip and Picor inventories of $4,780,000 and $2,362,000, respectively, to meet increased bookings for the two segments, partially offset by a decrease in BBU inventories of $395,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of the Company’s critical accounting policies and estimates.

Three months ended September 30, 2017, compared to three months ended September 30, 2016

Consolidated net revenues for the third quarter of 2017 were $56,888,000, an increase of $3,661,000, or 6.9%, as compared to $53,227,000 for the third quarter of 2016, and a decrease of $821,000, or 1.4%, on a sequential basis from $57,709,000 for the second quarter of 2017.

Net revenues, by segment, for the third quarter of 2017 and the third quarter of 2016 were as follows (dollars in thousands):

			Increase
	2017	2016	$	%
BBU	$38,529	$38,518	$11	0.0%
VI Chip	14,112	11,539	2,573	22.3%
Picor	4,247	3,170	1,077	34.0%

Total	$56,888	$53,227	$3,661	6.9%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

The increase in consolidated net revenues for the third quarter of 2017 from the third quarter of 2016 was primarily due to an overall 19.4% increase in bookings in the third quarter of 2017, compared to the third quarter of 2016. BBU, VI Chip, and Picor bookings increased by 16.3%, 20.9%, and 41.4%, respectively. Increases in revenues recorded by VI Chip and Picor for the third quarter of 2017 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions. Customer bookings and scheduling patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the third quarter of 2017 decreased $780,000, or 3.0%, to $25,143,000, from $25,923,000 for the third quarter of 2016. Gross margin as a percentage of net revenue decreased to 44.2% for the third quarter of 2017 compared to 48.7% for the third quarter of 2016. Both decreases, despite the increase in net revenues, were primarily due to a less favorable product mix.

Selling, general, and administrative expenses were $14,500,000 for the third quarter of 2017, an increase of $1,188,000, or 8.9%, from $13,312,000 for the third quarter of 2016. Selling, general, and administrative expenses as a percentage of net revenues increased to 25.5% for the third quarter of 2017 from 25.0% for the third quarter of 2016, primarily due to an increase in compensation expense.

The components of the $1,188,000 increase in selling, general and administrative expenses for the third quarter of 2017 from the third quarter of 2016 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,089	13.7%	(1)
Advertising expenses	183	44.7%	(2)
Computer expenses	63	28.4%
Depreciation and amortization	(48)	(6.9)%
Outside services	(64)	(12.6)%
Commissions expense	(101)	(11.2)%	(3)
Other, net	66	2.5%

	$1,188	8.9%

(1)	Increase primarily attributable to the reversal of VI Chip performance-based stock compensation expense in the third quarter of 2016 and annual compensation adjustments in May 2017.
(2)	Increase primarily attributed to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

Research and development expenses were $10,543,000 for the third quarter of 2017, an increase of $205,000, or 2.0%, compared to $10,338,000 for the third quarter of 2016. As a percentage of net revenues, research and development expenses decreased to 18.5% for the third quarter of 2017 from 19.4% for the third quarter of 2016, primarily due to the increase in net revenues.

The components of the $205,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$727	10.3%	(1)
Facilities expenses	70	14.4%	(2)
Supplies expense	(119)	(45.5)%	(3)
Project and pre-production materials	(528)	(35.1)%	(4)
Other, net	55	5.6%

	$205	2.0%

(1)	Increase primarily attributable to the reversal of VI Chip performance-based stock compensation expense in the third quarter of 2016 and annual compensation adjustments in May 2017.
(2)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(3)	Decrease primarily attributable to a decrease in spending by the VI Chip segment.
(4)	Decrease primarily attributable to decreases in spending for new product development by the VI Chip segment.

The significant components of ‘‘Other income (expense), net’’ for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2017	2016	Increase (decrease)
Rental income	$198	$198	$—
Foreign currency gains (losses), net	57	(14)	71
Interest income	42	21	21
Gain on disposals of equipment	(8)	—	(8)
Credit gains on available-for-sale securities	3	3	—
Other, net	17	3	14

	$309	$211	$98

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

Income before income taxes was $409,000 for the third quarter of 2017, as compared to $2,484,000 for the third quarter of 2016.

The provision for income taxes and the effective income tax rates for the third quarter of 2017 and the third quarter of 2016 were as follows (dollars in thousands):

	2017	2016
Provision for income taxes	$371	$133
Effective income tax rate	90.7%	5.4%

The provisions for income taxes in each 2017 and 2016 period were primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses during the periods due to a full valuation allowance against all net domestic deferred tax assets.

Net loss per share attributable to Vicor Corporation was $(0.00) for the third quarter of 2017 as compared to net income per diluted share of $0.06 for the third quarter of 2016.

Nine months ended September 30, 2017, compared to nine months ended September 30, 2016

Consolidated net revenues for the nine months ended September 30, 2017 were $169,059,000, an increase of $16,864,000, or 11.1%, from $152,195,000 for the nine months ended September 30, 2016.

Net revenues, by segment, for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 were as follows (dollars in thousands):

			Increase (decrease)
	2017	2016	$	%
BBU	$115,141	$115,963	$(822)	(0.7)%
VI Chip	41,063	28,958	12,105	41.8%
Picor	12,855	7,274	5,581	76.7%

Total	$169,059	$152,195	$16,864	11.1%

The overall increase in consolidated net revenues for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 was primarily due to an overall 16.9% increase in bookings for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. BBU, VI Chip, and Picor bookings increased by 3.3%, 52.6% and 63.8%, respectively. The decrease in BBU revenues was primarily attributable to a decrease in BBU module and configurable product revenues of approximately $2,892,000, partially offset by an increase in Vicor Custom Power revenues of $2,534,000. Increases in revenues recorded by VI Chip and Picor for the nine months ended September 30, 2017 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions. Customer bookings and scheduling patterns continue to be unpredictable, particularly for the VI Chip and Picor segments.

Gross margin for the nine months ended September 30, 2017 increased $5,015,000, or 7.2%, to $74,725,000 from $69,710,000 for the nine months ended September 30, 2016, primarily due to the increase in net revenues. Despite the increase in net revenues, gross margin as a percentage of net revenues decreased to 44.2% for the nine month period ended September 30, 2017 compared to 45.8% for the nine month period ended September 30, 2016, primarily due to a less favorable product mix.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

Selling, general and administrative expenses were $43,059,000 for the nine months ended September 30, 2017, an increase of $1,416,000, or 3.4%, compared to $41,643,000 for the nine months ended September 30, 2016. Selling, general and administrative expenses as a percentage of net revenues decreased to 25.5% for the nine month period ended September 30, 2017 from 27.4% for the nine month period ended September 30, 2016, primarily due to the increase in net revenues.

The components of the $1,416,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,485	5.9%	(1)
Advertising expenses	515	35.0%	(2)
Stockholder reporting	69	42.9%
Telephone expense	(118)	(14.4)%	(3)
Outside services	(137)	(9.2)%	(4)
Commissions expense	(180)	(6.5)%	(5)
Depreciation and amortization	(181)	(8.6)%	(6)
Legal fees	(185)	(14.9)%	(7)
Other, net	148	2.4%

	$1,416	3.4%

(1)	Increase primarily attributable to the reversal of VI Chip performance-based stock compensation expense in the third quarter of 2016 and annual compensation adjustments in May 2017.
(2)	Increase primarily attributed to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Decrease attributable to reduced service provider costs.
(4)	Decrease primarily attributable to a decrease in the use of outside consultants at certain international locations.
(5)	Decrease primarily attributable to the decrease in net revenues subject to commissions.
(6)	Decrease attributable to certain BBU segment fixed assets becoming fully depreciated during 2016.
(7)	Decrease attributable to reduced activity associated with the patent infringement claims filed against the Company during the first quarter of 2011 by SynQor. See Note 9 to the Condensed Consolidated Financial Statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

Research and development expenses were $33,482,000 for the nine months ended September 30, 2017, an increase of $1,658,000, or 5.2%, from $31,824,000 for the nine months ended September 30, 2016. As a percentage of net revenues, research and development expenses decreased to 19.8% for the nine month period ended September 30, 2017 from 20.9% for the nine month period ended September 30, 2016, primarily due to the increase in net revenues for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The components of the $1,658,000 increase in research and development expenses for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,618	7.4%	(1)
Project and pre-production materials	796	18.5%	(2)
Facilities expenses	261	18.0%	(3)
Depreciation and amortization	(101)	(6.4)%	(4)
Supplies expense	(130)	(18.8)%	(5)
Outside services	(152)	(24.5)%	(6)
Deferred costs	(724)	(209.2)%	(7)
Other, net	90	5.3%

	$1,658	5.2%

(1)	Increase primarily attributable to the reversal of VI Chip performance-based stock compensation expense in the third quarter of 2016 and annual compensation adjustments in May 2017.
(2)	Increase primarily attributable to increases in spending for new product development by the VI Chip segment.
(3)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(4)	Decrease attributable to certain BBU segment fixed assets becoming fully depreciated during 2016.
(5)	Decrease primarily attributable to a decrease in spending by the VI Chip segment.
(6)	Decrease primarily attributable to decreased use of outside contractors associated with the development of certain VI Chip and Picor products.
(7)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

The significant components of ‘‘Other income (expense), net’’ for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 and the changes from period to period were as follows (in thousands):

	2017	2016	Increase (decrease)
Rental income	$594	$264	$330
Foreign currency gains, net	261	34	227
Interest income	88	47	41
Gain (loss) on disposals of equipment	15	(4)	19
Credit gains on available-for-sale securities	9	10	(1)
Other, net	27	(1)	28

	$994	$350	$644

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

Loss before income taxes was $(822,000) for the nine months ended September 30, 2017, as compared to loss before taxes $(3,407,000) for the nine months ended September 30, 2016.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 were as follows (dollars in thousands):

	2017	2016
Provision for income taxes	$539	$168
Effective income tax rate	65.6%	4.9%

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2017

Net loss per share attributable to Vicor Corporation was $(0.04) for the nine months ended September 30, 2017, compared to net loss per share of $(0.09) for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $48,936,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 3.8:1 as of September 30, 2017 and 5.0:1 as of December 31, 2016. Working capital, defined as total current assets less total current liabilities, decreased $1,224,000 to $88,321,000 as of September 30, 2017 from $89,545,000 as of December 31, 2016.

The changes in working capital from December 31, 2016 to September 30, 2017 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(7,234)
Accounts receivable	8,595
Inventories, net	6,747
Other current assets	220
Accounts payable	(3,920)
Accrued compensation and benefits	26
Accrued expenses	(132)
Income taxes payable	(160)
Deferred revenue	(5,366)

$(1,224)

The primary sources of cash for the nine months ended September 30, 2017 was from operating activities of $638,000 and proceeds from the issuance of Common Stock associated with the exercise of options for the purchase of shares of our Common Stock of $2,510,000. The primary uses of cash for the nine months ended September 30, 2017 was for the purchase of equipment of $10,164,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2017. As of September 30, 2017, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $3,006,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2017.

Vicor Corporation

September 30, 2017

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2017, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2017.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2017). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2017

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September  30, 2017

Item 1 — Legal Proceedings

See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6 — Exhibits

Exhibit Number	Description

10.1	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (SEC file no. 000-18277)).

10.2	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (SEC file no. 000-18277)).

10.3	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (SEC file no. 000-18277)).

10.4	Vicor Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (SEC file no. 000-18277)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 31, 2017	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2017	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)