Form 10-Q
period 2018-03-31
VICOR CORP
filed 2018-05-01
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 23, 2018 was:

Common Stock, $.01 par value	27,775,391
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I—Financial Information

Item 1—Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$42,678	$44,230
Accounts receivable, less allowance of $191 in 2018 and $159 in 2017	41,634	34,487
Inventories, net	38,959	36,499
Other current assets	3,733	3,616

Total current assets	127,004	118,832
Long-term deferred tax assets, net	213	210
Long-term investments, net	2,548	2,525
Property, plant and equipment, net	40,973	41,356
Other assets	2,892	2,801

Total assets	$173,630	$165,724

Liabilities and Equity
Current liabilities:
Accounts payable	$11,396	$9,065
Accrued compensation and benefits	9,002	9,891
Accrued expenses	2,262	2,989
Income taxes payable	298	300
Deferred revenue	2,769	5,791
Sales allowances	384	—

Total current liabilities	26,111	28,036
Long-term deferred revenue	285	303
Contingent consideration obligations	584	678
Long-term income taxes payable	200	195
Other long-term liabilities	95	93

Total liabilities	27,275	29,305

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	402	401
Additional paid-in capital	183,415	181,395
Retained earnings	101,218	93,605
Accumulated other comprehensive loss	(234)	(478)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	145,992	136,114
Noncontrolling interest	363	305

Total equity	146,355	136,419

Total liabilities and equity	$173,630	$165,724

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$65,269	$54,462
Cost of revenues	35,058	30,810

Gross margin	30,211	23,652
Operating expenses:
Selling, general and administrative	15,399	14,023
Research and development	11,126	11,007

Total operating expenses	26,525	25,030

Income (loss) from operations	3,686	(1,378)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	23	18
Portion of losses recognized in other comprehensive income (loss)	(21)	(15)

Net credit gains recognized in earnings	2	3
Other income (expense), net	428	322

Total other income (expense), net	430	325

Income (loss) before income taxes	4,116	(1,053)
Less: Provision (benefit) for income taxes	134	(99)

Consolidated net income (loss)	3,982	(954)
Less: Net income attributable to noncontrolling interest	39	20

Net income (loss) attributable to Vicor Corporation	$3,943	$(974)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	39,479	39,070
Diluted	40,167	39,070

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Consolidated net income (loss)	$3,982	$(954)
Foreign currency translation gains, net of tax (1)	242	144
Unrealized gains on available-for-sale securities, net of tax (1)	21	15

Other comprehensive income	263	159

Consolidated comprehensive income (loss)	4,245	(795)
Less: Comprehensive income attributable to noncontrolling interest	58	31

Comprehensive income (loss) attributable to Vicor Corporation	$4,187	$(826)

(1)	The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2018 and 2017. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2018 and 2017.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Consolidated net income (loss)	$3,982	$(954)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Depreciation and amortization	2,269	2,157
Stock-based compensation expense, net	736	254
Provision for doubtful accounts	32	8
Increase in long-term income taxes payable	5	2
Increase in other long-term liabilities	2	64
Decrease in long-term deferred revenue	(18)	(18)
Gain on disposal of equipment	(14)	(2)
Deferred income taxes	(3)	—
Credit gain on available-for-sale securities	(2)	(3)
Change in current assets and liabilities, net	(7,801)	(2,855)

Net cash used for operating activities	(812)	(1,347)
Investing activities:
Additions to property, plant and equipment	(1,858)	(2,648)
Proceeds from sale of equipment	14	2
Increase in other assets	(104)	(65)

Net cash used for investing activities	(1,948)	(2,711)
Financing activities:
Proceeds from issuance of Common Stock	1,285	760
Payment of contingent consideration obligations	(94)	(45)

Net cash provided by financing activities	1,191	715
Effect of foreign exchange rates on cash	17	—

Net decrease in cash and cash equivalents	(1,552)	(3,343)
Cash and cash equivalents at beginning of period	44,230	56,170

Cash and cash equivalents at end of period	$42,678	$52,827

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2018. The balance sheet at December 31, 2017 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission on March 9, 2018.

2. Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition (“Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The Company adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result, the Company has changed its accounting policy for revenue recognition, as detailed below. The most significant impact of the adoption was on the timing of recognition of sales to its stocking distributors and including the additional required disclosures under the new standard. Through December 31, 2017, the Company deferred revenue and the related cost of sales on shipments to stocking distributors until the distributors resold the products to their customers. Upon adoption, the Company is no longer permitted to defer revenue until sale by the stocking distributor to the end customer, but rather, is required to estimate the effects of returns and allowances provided to stocking distributors and record revenue at the time of sale to the stocking distributor. In addition, the Company modified the accounting for a contractual arrangement due to a reassessment of the number of performance obligations in the arrangement, and adjusted for the timing of certain royalty revenue. The cumulative effect of adopting this guidance, recorded as an increase to the balance of retained earnings as of January 1, 2018, was approximately $3,670,000. The comparative information for the three months ended March 31, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

The following tables summarize the impacts of adopting the new revenue recognition guidance on certain components of the Company’s consolidated financial statements as of and for the three months ended March 31, 2018 (in thousands):

a)    Consolidated Balance Sheet Items

	As reported	Adjustments	Balances without adoption of Topic 606
Accounts receivable, net	$41,634	$(74)	$41,560
Inventories, net	38,959	(44)	38,915
Total assets	173,630	(118)	173,512
Income taxes payable	298	(7)	291
Deferred revenue	2,769	4,073	6,842
Sales allowances	384	(301)	83
Total liabilities	27,275	3,765	31,040
Retained earnings	101,218	(3,883)	97,335
Total equity	146,355	(3,883)	142,472
Total liabilities and equity	173,630	(118)	173,512

b)    Consolidated Statement of Operations Items

	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$65,269	$(804)	$64,465
Cost of revenues	35,058	(584)	34,474

Gross margin	30,211	(220)	29,991
Income (loss) before income taxes	4,116	(220)	3,896
Provision for income taxes	134	(7)	127
Consolidated net income (loss)	3,982	(213)	3,769
Net income (loss) attributable to Vicor Corporation	3,943	(213)	3,730

The impact of the adoption of the new revenue recognition standard on the unaudited consolidated statements of comprehensive income (loss) and cash flows for the three months ended March 31, 2018 was not material.

3. Revenue Recognition

Prior to January 1, 2018

Product revenue was recognized in the period when persuasive evidence of an arrangement with a customer existed, the products were shipped and title was transferred to the customer, the price was fixed or determinable, and collection was considered probable.

The Company deferred revenue and the related cost of sales on shipments to stocking distributors until the distributors resold the products to their customers. The agreements with these stocking distributors allowed them to receive price adjustment credits or to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued, or obsolete product from their inventory. These stocking distributors were also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and invoiced to the stocking distributor. Given the uncertainties associated with the levels of price adjustment credits to be granted to stocking distributors, the sales price to the stocking distributor was not fixed or determinable until the stocking distributor resold the products to its customers. Therefore,

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

the Company deferred revenue and the related cost of sales on shipments to stocking distributors until the stocking distributors resold the products to their customers. Accordingly, the Company’s revenue fully reflected end-customer purchases and was not impacted by stocking distributor inventory levels. Agreements with stocking distributors limited returns of qualifying product to the Company to a certain percentage of the value of the Company’s shipments to that stocking distributor during the prior quarter. In addition, stocking distributors were allowed to return unsold products if the Company terminated the relationship with the stocking distributor. Title to the inventory transferred to the stocking distributor at the time of shipment or delivery to the stocking distributor, as well as payment from the stocking distributor, were due in accordance with the Company’s standard payment terms. These payment terms were not contingent upon the stocking distributors’ sale of the products to their end-customers. Upon title transfer to stocking distributors, the Company reduced inventory for the cost of goods shipped, the margin (i.e., revenues less cost of revenues) was recorded as deferred revenue, and an account receivable was recorded. As of December 31, 2017, the Company had gross deferred revenue of approximately $4,659,000 and gross deferred cost of revenues of approximately $2,135,000 under agreements with stocking distributors.

The Company evaluated revenue arrangements with potential multi-element deliverables to determine if there were more than one unit of accounting. A deliverable constituted a separate unit of accounting when it had standalone value and there were no customer-negotiated refund or return rights for the undelivered elements. The Company entered into arrangements containing multiple elements that could include a combination of non-recurring engineering services (“NRE”), prototype units, and production units. The Company determined NRE and prototype units represented one unit of accounting and production units represented a separate unit of accounting, based on an assessment of the respective standalone value. The Company deferred revenue recognition for NRE and prototype units until completion of the final milestone under the NRE arrangement, which was generally the delivery of the prototype. Recognition generally took place within six to twelve months of the initiation of the arrangement. Revenue for the production units was recognized upon shipment, consistent with other product revenue summarized above.

License fees were recognized as earned. The Company recognized revenue on such arrangements only when the contract was signed, the license term had begun, all obligations had been delivered to the customer, and collection was probable.

Subsequent to January 1, 2018

Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with product warranties continue to be recognized at the time product revenue is recognized. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

The Company’s primary source of net revenue comes from the sale of products, which are modular power components and power systems for converting, regulating and controlling electric current. The principal customers for the Company’s power converters and systems are large original equipment manufacturers and the original design manufacturers and contract manufacturers serving them, and smaller, lower volume users, which are broadly distributed across several major market areas. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract. As noted above, the Company previously deferred revenue and the related cost of revenues on shipments to stocking distributors until the distributors resold the products to their customers. The Company now records revenue for such transactions at the time of sale to the stocking distributor. The Company establishes sales allowances for estimated future product returns including distributor returns and price adjustment credits, primarily based upon historical and anticipated rates of product returns and allowances.

Certain contracts with customers contain multiple performance obligations, which typically may include a combination of NRE, prototype units, and production units. For these contracts, the individual performance obligations are accounted for separately if they are distinct. Generally, the Company has determined the NRE and prototype units represent one distinct performance obligation and the production units represent a separate distinct performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price, based on prices charged to customers or using the expected cost plus a margin approach. The Company defers revenue recognition for NRE and prototype

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

units until the point in time at which the final milestone under the NRE arrangement is completed and control is transferred to the customer, which is generally the delivery of the prototype. Revenue for production units is recognized upon shipment or delivery, consistent with product revenue summarized above.

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are based upon a percentage of the licensee’s sales. The Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied.

The Company’s payment terms vary by the type and location of its customers and the products or services offered, although terms generally include a requirement of payment within 30 to 60 days. There are circumstances in which the Company has required cash in advance (i.e., a partial down-payment) to facilitate orders in excess of a customer’s established credit limit.

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the three months ended March 31, 2018 under Topic 606, the Company recognized revenue of approximately $205,000 that was included in deferred revenue at the beginning of the period.

The Company applies the practical expedient allowed under the new guidance for the incremental costs of obtaining a contract for sales commissions, which are expensed when incurred because the amortization period is generally less than one year. These costs are included in selling, general and administrative expenses.

The Company also applies another practical expedient allowed under the new guidance and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents the Company’s net revenues disaggregated by geography based on the location of the customer, by reportable segment, for the three months ended March 31, 2018 (in thousands):

Primary geographic markets	BBU	VI Chip	Picor	Total
United States	$16,991	$7,999	$633	$25,623
Europe	4,725	573	75	5,373
Asia Pacific	18,211	11,387	3,758	33,356
All other	710	180	27	917

	$40,637	$20,139	$4,493	$65,269

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

The following table presents the Company’s net revenues disaggregated by the category of revenue, by reportable segment, for the three months ended March 31, 2018 (in thousands):

Category of revenue	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$35,474	$17,306	$3,980	$56,760
Stocking distributors, net of sales allowances	4,963	2,554	389	7,906
Non-recurring engineering	175	245	90	510
Royalties	25	25	25	75
Other	—	9	9	18

	$40,637	$20,139	$4,493	$65,269

The following table presents the changes in certain contract assets and liabilities (in thousands):

	March 31, 2018	December 31, 2017	Increase (decrease)
Accounts receivable	$41,634	$34,487	$7,147
Deferred revenue	(1,419)	(5,015)	(3,596)
Deferred expenses	624	377	247
Customer prepayments	(1,350)	(776)	574
Sales allowances	(384)	—	384

The increase in accounts receivable was primarily due to an increase in net revenues of approximately $6,498,000 in the first quarter of 2018 compared to the fourth quarter of 2017. The decrease in deferred revenue was primarily due to the adoption of the new revenue recognition guidance, as the balances related to stocking distributors were reversed as part of the transition adjustment recorded as of January 1, 2018 (see Note 2 to the Condensed Consolidated Financial Statements). The increase in deferred expenses is primarily due to additional work incurred on certain NRE projects during the first quarter of 2018 for which the associated revenue is being deferred. The increase in sales allowances was primarily due to the establishment of new allowances, in connection with the new revenue recognition guidance, for potential returns and price adjustment credits on sales to stocking distributors.

Deferred expenses are included in Other current assets, and customer prepayments are included in Deferred revenue, in the accompanying Condensed Consolidated Balance Sheets, respectively.

4. Long-Term Investments

As of March 31, 2018 and December 31, 2017, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Security is presently at risk of default. Through March 31, 2018, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2018.

The following is a summary of available-for-sale securities (in thousands):

March 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$452	$2,548

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$475	$2,525

As of March 31, 2018, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the Failed Auction Security on March 31, 2018, by contractual maturity, is shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty-six years	$3,000	$2,548

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on March 31, 2018, with a par value of $3,000,000, was estimated by the Company to be approximately $2,548,000. The gross unrealized loss of $452,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $46,000 and an aggregate temporary impairment of $406,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2018	2017
Balance at the beginning of the period	$48	$59
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(2)	(3)

Balance at the end of the period	$46	$56

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

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2018 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2018
Cash equivalents:
Money market funds	$9,506	$—	$—	$9,506
Long-term investments:
Failed Auction Security	—	—	2,548	2,548
Liabilities:
Contingent consideration obligations	—	—	(584)	(584)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

As of March 31, 2018, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2018. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 2.0%; the rate of return required by investors to own this type of security in the current environment, which management estimates to be 5.0% above the risk free rate of return; and an estimated timeframe of three to five years for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to the security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own the security, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of 5.0% referenced above of 1.0% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $100,000.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Quantitative information about Level 3 fair value measurements as of March 31, 2018 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,548	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.06%
			Cumulative probability of principal return prior to maturity	94.03%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2018 was as follows (in thousands):

Balance at the beginning of the period	$2,525
Credit gain on available-for-sale securities included in Other income (expense), net	2
Gain included in Other comprehensive income	21

Balance at the end of the period	$2,548

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs

(i.e., the Contingent consideration obligations) for the three months ended March 31, 2018 was as follows (in thousands):

Balance at the beginning of the period	$678
Payments	(94)

Balance at the end of the period	$584

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards and options granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”) as of their grant date. Stock-based compensation expense, net for the three months ended March 31 was as follows (in thousands):

	2018	2017
Cost of revenues	$56	$34
Selling, general and administrative	542	180
Research and development	138	40

Total stock-based compensation	$736	$254

Compensation expense by type of award for the three months ended March 31 was as follows (in thousands):

	2018	2017
Stock options	$593	$254
ESPP	143	—

Total stock-based compensation	$736	$254

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

7. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31 (in thousands, except per share amounts):

	2018	2017
Numerator:
Net income (loss) attributable to Vicor Corporation	$3,943	$(974)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	39,479	39,070
Effect of dilutive securities:
Employee stock options (2)	688	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	40,167	39,070

Basic net income (loss) per share	$0.10	$(0.02)

Diluted net income (loss) per share	$0.10	$(0.02)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 82,241 and 1,621,001 shares of Common Stock for the three months ended March 31, 2018 and 2017, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

8. Inventories

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$30,489	$27,400
Work-in-process	3,266	3,596
Finished goods	5,204	5,503

Net balance	$38,959	$36,499

9. Product Warranties

The Company generally offers a two-year warranty for all of its products, though it has extended the warranty period to three years for certain military grade products sold after January 1, 2017. The Company is party to a limited number of supply agreements with certain customers contractually committing the Company to warranty and indemnification requirements exceeding those to which the Company has been exposed in the past. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors influencing the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheets.

Product warranty activity for the three months ended March 31 was as follows (in thousands):

	2018	2017
Balance at the beginning of the period	$290	$214
Accruals for warranties for products sold in the period	123	104
Fulfillment of warranty obligations	(57)	(73)
Revisions of estimated obligations	(10)	(60)

Balance at the end of the period	$346	$185

10. Income Taxes

The tax provision (benefit) is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision (benefit) for income taxes and the effective income tax rates for the three months ended March 31 were as follows (dollars in thousands):

	2018	2017
Provision (benefit) for income taxes	$134	$(99)
Effective income tax rate	3.3%	(9.4)%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits. It was lower in 2017 due to a full valuation allowance against all net domestic deferred tax assets.

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

Certain impacts of the Tax Act would generally require accounting to be completed in the period of enactment. However, in response to the complexities of the Tax Act, the Securities and Exchange Commission (“SEC”) issued guidance through Staff Accounting Bulletin No. 118 to provide companies with relief. Specifically, when the initial accounting for items under the Tax Act is incomplete, the guidance allows companies to include provisional amounts when reasonable estimates can be made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impact of the new legislation and the Company expects to finalize the accounting over the coming quarters. The Company has recognized the provisional tax impacts related to the re-measurement of its deferred tax assets and liabilities, and one-time transition tax, for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. There were no changes to the provisional tax impacts referred to above in the first quarter of 2018.

As of March 31, 2018, the Company continues to maintain a valuation allowance of approximately $33,024,000 against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time.

In May 2017, the Company received notice from the Internal Revenue Service that its federal corporate tax return for tax year 2015 had been selected for examination. The examination is ongoing. In January 2018, the Company received notice from the New York State Department of Taxation that its New York State tax returns for tax years 2014 through 2016 were selected for audit. On site fieldwork for this audit will take place in May 2018.

11. Commitments and Contingencies

At March 31, 2018, the Company had approximately $1,649,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

On October 31, 2017, the Company filed a request with the USPTO for ex parte reexamination of the ‘702 patent, based on different prior art references than had been at issue in the previous inter parte reexamination of the ‘702 patent. On December 6, 2017, the USPTO issued a decision granting the Company’s request for ex parte reexamination of the ‘702 patent, finding that the Company’s request was warranted because it raised substantial new questions of patentability of the ‘702 patent. On March 21, 2018, the USPTO issued a non-final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. The Company continues to monitor the progress of this proceeding.

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

12. Segment Information

The Company has organized its business segments according to its key product lines. The Brick Business Unit (“BBU”) segment designs, develops, manufactures, and markets the Company’s legacy lines of DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets many of the Company’s advanced power component products. The VI Chip segment also includes the VI Chip business conducted in Japan through VJCL. The Picor segment consists of Picor Corporation, which designs, develops, manufactures, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment develops integrated circuits for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

The following table provides segment financial data as of and for the three months ended March 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2018:
Net revenues	$40,637	$20,881	$8,221	$—	$(4,470)	$65,269
Income (loss) from operations	1,039	1,081	2,022	(456)	—	3,686
Total assets	239,619	40,206	12,662	58,095	(176,952)	173,630
Depreciation and amortization	912	811	191	355	—	2,269

2017:
Net revenues	$37,535	$12,922	$6,858	$—	$(2,853)	$54,462
Income (loss) from operations	1,420	(3,920)	1,368	(246)	—	(1,378)
Total assets	206,812	22,736	10,268	69,507	(152,752)	156,571
Depreciation and amortization	973	629	180	375	—	2,157

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

13. Impact of Recently Issued Accounting Standards

In May 2017, the FASB issued guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation – Stock Compensation. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the new standard on January 1, 2018. The adoption of this new guidance did not have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued guidance to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. These include debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the new standard on January 1, 2018. The adoption of this new guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Other new pronouncements issued but not effective until after March 31, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar words or expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing capacity and the timing and location thereof; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s belief that it has limited exposure to currency risks; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those expressed or implied by forward-looking statements as a result of various factors, including the Company’s ability to: grow its revenues, establish and maintain profitability, develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across served markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Part I, Item 1—“Business,” under Part I, Item 1A—“Risk Factors,” under Part I, Item 3—“Legal Proceedings,” and under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

Overview

We design, develop, manufacture, and market modular power components and power systems for converting, regulating, and controlling electric current. We also license certain rights to our technology in return for recurring royalties. The principal customers for our power converters and systems are large original equipment manufacturers (“OEMs”) and the Original Design Manufacturers (“ODMs”) and contract manufacturers serving them, and smaller, lower volume users. We serve a broad range of market segments and geographies worldwide.

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

The Brick Business Unit (“BBU”) segment designs, develops, manufactures and markets our legacy lines of DC-DC converters and configurable products, as well as complementary components providing AC line rectification, input filtering, power factor correction, and transient protection. The BBU segment also includes the BBU business conducted through Vicor Japan Company, Ltd. (“VJCL”) and our Vicor Custom Power subsidiaries. The BBU has customers concentrated in aerospace and aviation, defense electronics, industrial automation, industrial equipment, medical diagnostics, rail transportation, and test and measurement instrumentation.

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

Our improved operating results for the first quarter of 2018 were driven by an increase in net revenues, a consequence of sequential quarterly increases in bookings and order backlog, as well as improved gross margins resulting from higher production volumes, favorable product mix, and improved pricing. Customer interest in our expanding portfolio of recently-introduced advanced products continues to increase, reflecting market uptake of our new products, notably our 48 volt to point-of-load solutions for datacenters and supercomputers. New orders for our “Power-on-PackageTM” solution, consisting of a Modular Current MultiplierTM unit (“MCD”) and two Modular Current MultiplierTM units (“MCM”), both based on the SM-Chip platform, were robust during the first quarter of 2018.

While improved bookings reflected increasing demand for our advanced products, with shipments scheduled well into 2018, global demand for our legacy brick converters, configurable products, and associated components remains at volumes lower than historical trend, which we attribute primarily to increased customer price sensitivity in certain industries and geographies in which commoditized products have established a strong competitive position. Our legacy products commonly are used in defense electronics, high-value capital goods, and sizeable infrastructure projects, the end demand for which has been unpredictable, reflecting budgetary uncertainty and low-growth economies.

During the first quarter of 2018, we expanded the functionality of our web ordering interface and implemented a new approach to pricing, notably for our legacy products, which are generally not purchased in large quantities. Initial customer response has been positive, and we believe these changes should contribute to a continued shift in orders toward higher volumes.

We believe the following considerations may influence our performance over the remainder of 2018:

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

March 31, 2018

production capacity to meet our internal volume projections, and believe these projections are reasonable. However, if sustained, uniform, high volume production levels are not achieved, our product-level profitability likely will not reach the levels necessary to cover our fixed spending, consisting of manufacturing overhead costs and operating costs.

•	Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements of a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories. To mitigate supply chain risks, we focus on identifying and reducing potential vulnerabilities to stock-outs, vendor shortages, and similar disruptions. We maintain safety-stock programs for certain critical components and materials, and these programs recently have contributed to increased levels of raw material inventory. We also have established second-source supply relationships, in order to reduce exposure to material shortages. However, the global electronics supply chain continues to experience lengthened lead times, and our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material.

•	We expect our operating expenses, notably in engineering and sales, to remain relatively high, as percentages of revenue, for the foreseeable future. If revenue reaches our forecasted levels, these percentages are expected to decline, although we do not expect such expenses to decline on an absolute basis from current levels. We have expanded and focused our engineering and sales organizations to pursue the promising opportunities afforded by our innovative, advanced products, and we believe our current level of spending is necessary to achieve our strategic goals. However, many of these opportunities are in early phases of development, and near-term revenue growth may not be sufficient to reduce the percentages of revenue represented by our operating expenses to forecast levels or levels comparable to our high volume competitors.

Market and Macroeconomic Considerations

•	Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48 volt to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest, notably associated with our Power-on- Package solution, as well as the entry of new vendors. As such, we face a more complex competitive landscape, with additional challenges. We continue to believe our new products will be adopted in volume by multiple, leading customers. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than Vicor and have operational and financial flexibility we do not.

•	We anticipate aggregate demand for the mature markets we serve with our legacy products will grow, at most, only at the rate of the overall economy (i.e., in the United States, for example, at the rate of growth of gross domestic product) for the foreseeable future. Given our long-standing customer relationships and the status of our legacy products in long-lived customer applications, we anticipate maintaining our share in many of these mature markets. While we are pursuing opportunities to replace our legacy products used in existing customers’ applications with advanced products and, similarly, to replace competitors’ products in existing applications, we believe such opportunities may not cumulatively contribute to expanding, in 2018, our share of the mature markets we serve with our legacy products.

Financial Highlights:

•	Net revenues increased 19.8% to $65,269,000 for the first quarter of 2018, from $54,462,000 for the first quarter of 2017, primarily due to an overall 41.5% increase in bookings in the first quarter of 2018, compared to the first quarter of 2017, with significant increases in BBU and Picor. We have recorded sequential increases in total bookings over the past nine quarters.

•	Export sales, as a percentage of total revenues, represented approximately 60.7% in the first quarter of 2018 and 63.2% in the first quarter of 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

•	Gross margin increased to $30,211,000 for the first quarter of 2018 from $23,652,000 for the first quarter of 2017, and gross margin, as a percentage of net revenues, increased to 46.3% for the first quarter of 2018 from 43.4% for the first quarter of 2017, both due to the increase in net revenues.

•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $89,975,000 at the end of the first quarter of 2018, as compared to $73,054,000 at the end of the fourth quarter of 2017. The increase in backlog has been due to the sequential increases in bookings, across all business units, noted above.

•	Operating expenses for the first quarter of 2018 increased $1,495,000, or 6.0%, to $26,525,000 from $25,030,000 for the first quarter of 2017, due to an increase in selling, general, and administrative expenses of $1,376,000 and an increase in research and development expense of $119,000.

•	We reported net income for the first quarter of 2018 of $3,943,000, or $0.10 per diluted share, compared to a net loss of $(974,000), or $(0.02) per share, for the first quarter of 2017.

•	For the three months ended March 31, 2018, depreciation and amortization totaled $2,269,000, and capital additions totaled $1,858,000, compared to $2,157,000 and $2,648,000, respectively, for the three months ended March 31, 2017.

•	Inventories increased by approximately $2,460,000, or 6.7%, to $38,959,000 at March 31, 2018, compared to $36,499,000 at December 31, 2017. This increase was primarily associated with increases in VI Chip and BBU inventories of $1,807,000 and $1,217,000, respectively, to meet increased bookings for the two segments, partially offset by a decrease in Picor inventories of $564,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the Company’s critical accounting policies and estimates.

See Note 2 to the Condensed Consolidated Financial Statements pertaining to the adoption of the new accounting standard for revenue recognition.

Three months ended March 31, 2018, compared to three months ended March 31, 2017

Consolidated net revenues for the first quarter of 2018 were $65,269,000, an increase of $10,807,000, or 19.8%, as compared to $54,462,000 for the first quarter of 2017, and an increase of $6,498,000, or 11.1%, on a sequential basis from $58,771,000 for the fourth quarter of 2017.

Net revenues, by segment, for the first quarter of 2018 and the first quarter of 2017 were as follows (dollars in thousands):

			Increase (decrease)
	2018	2017	$	%
BBU	$40,637	$37,535	$3,102	8.3%
VI Chip	20,139	12,425	7,714	62.1%
Picor	4,493	4,502	(9)	(0.2)%

Total	$65,269	$54,462	$10,807	19.8%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

The increase in consolidated net revenues for the first quarter of 2018 from the first quarter of 2017 was primarily due to an overall 41.5% increase in bookings in the first quarter of 2018, compared to the first quarter of 2017. BBU and Picor bookings increased by 61.1%, and 65.4%, respectively. The increase in BBU revenues was primarily attributable to an increase in BBU module and configurable product revenues of approximately $2,024,000 and Vicor Custom Power revenues of $644,000. Increases in revenues recorded by VI Chip for the first quarter of 2018 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions.

Gross margin for the first quarter of 2018 increased $6,559,000, or 27.7%, to $30,211,000, from $23,652,000 for the first quarter of 2017. Gross margin as a percentage of net revenue increased to 46.3% for the first quarter of 2018 compared to 43.4% for the first quarter of 2017. Both increases were primarily due to the increase in net revenues.

Selling, general, and administrative expenses were $15,399,000 for the first quarter of 2018, an increase of $1,376,000, or 9.8%, from $14,023,000 for the first quarter of 2017. Selling, general, and administrative expenses as a percentage of net revenues decreased to 23.6% for the first quarter of 2018 from 25.7% for the first quarter of 2017, primarily due to the increase in net revenues.

The components of the $1,376,000 increase in selling, general and administrative expenses for the first quarter of 2018 from the first quarter of 2017 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$820	9.3	% (1)
Audit, tax, and accounting fees	342	71.4	% (2)
Stockholder reporting	74	137.4%
Computer expenses	50	20.8%
Legal fees	44	13.0%
Commissions expense	(139)	(16.5	)% (3)
Other, net	185	5.8%

	$1,376	9.8%

(1)	Increase primarily attributable to annual compensation adjustments in May 2017, increased stock-based compensation expense and increases in headcount.
(2)	Increase primarily attributable to the timing of the 2017 audit process and higher total audit fees for the 2017 audit compared to 2016.
(3)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

Research and development expenses were $11,126,000 for the first quarter of 2018, an increase of $119,000, or 1.1%, compared to $11,007,000 for the first quarter of 2017. As a percentage of net revenues, research and development expenses decreased to 17.0% for the first quarter of 2018 from 20.2% for the first quarter of 2017, primarily due to the increase in net revenues.

The components of the $119,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$111	1.4	% (1)
Outside services	81	74.3	% (2)
Other, net	(73)	(2.3)%

	$119	1.1%

(1)	Increase primarily attributable to annual compensation adjustments in May 2017 and increases in headcount.
(2)	Increase primarily attributable to increased use of outside contractors associated with the pre-production development of certain VI Chip products.

The significant components of ‘‘Other income (expense), net’’ for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2018	2017	Increase (decrease)
Rental income	$198	$198	$—
Foreign currency gains, net	161	95	66
Interest income	55	24	31
Gain on disposals of equipment	14	2	12
Credit gains on available-for-sale securities	2	3	(1)
Other, net	—	3	(3)

	$430	$325	$105

Our exposure to market risk fluctuations in foreign currency exchange rates relate primarily to the operations of VJCL, for which the functional currency is the Japanese Yen. The functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar.

Income (loss) before income taxes was $4,116,000 for the first quarter of 2018, as compared to $(1,053,000) for the first quarter of 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

The provision (benefit) for income taxes and the effective income tax rates for the first quarter of 2018 and the first quarter of 2017 were as follows (dollars in thousands):

	2018	2017
Provision (benefit) for income taxes	$134	$(99)
Effective income tax rate	3.3%	(9.4)%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits. It was lower in 2017 due to a full valuation allowance against all net domestic deferred tax assets.

Net income per diluted share attributable to Vicor Corporation was $0.10 for the first quarter of 2018 as compared to net loss per share of $(0.02) for the first quarter of 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $42,678,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 4.9:1 as of March 31, 2018 and 4.2:1 as of December 31, 2017. Working capital, defined as total current assets less total current liabilities, increased $10,097,000 to $100,893,000 as of March 31, 2018 from $90,796,000 as of December 31, 2017.

The changes in working capital from December 31, 2017 to March 31, 2018 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(1,552)
Accounts receivable	7,147
Inventories, net	2,460
Other current assets	117
Accounts payable	(2,331)
Accrued compensation and benefits	889
Accrued expenses	727
Income taxes payable	2
Deferred revenue	2,638

$10,097

The primary uses of cash for the three months ended March 31, 2018 was for operating activities of $812,000 and the purchase of equipment of $1,858,000. The primary sources of cash for the three months ended March 31, 2018 were proceeds from the issuance of Common Stock associated with the exercise of options under our stock option plans and the sale of shares of our Common Stock under our ESPP, of $1,285,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2018. As of March 31, 2018, we had approximately $8,541,000 remaining under the November 2000 Plan.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2018

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $1,649,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2018.

Vicor Corporation

March 31, 2018

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2018, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2018.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2018). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2018

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II—Other Information

March 31, 2018

Item 1—Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A—Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6—Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 1, 2018	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)