Form 10-Q
period 2018-06-30
VICOR CORP
filed 2018-07-31
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 24, 2018 was:

Common Stock, $.01 par value	28,161,527
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,920	$44,230
Accounts receivable, less allowance of $226 in 2018 and $159 in 2017	45,056	34,487
Inventories, net	41,753	36,499
Other current assets	4,102	3,616

Total current assets	144,831	118,832
Long-term deferred tax assets, net	185	210
Long-term investments, net	2,581	2,525
Property, plant and equipment, net	40,433	41,356
Other assets	2,813	2,801

Total assets	$190,843	$165,724

Liabilities and Equity
Current liabilities:
Accounts payable	$11,219	$9,065
Accrued compensation and benefits	11,049	9,891
Accrued expenses	2,535	2,989
Sales allowances	550	—
Accrued severance charge	350	—
Income taxes payable	526	300
Deferred revenue	4,610	5,791

Total current liabilities	30,839	28,036

Long-term deferred revenue	267	303
Contingent consideration obligations	506	678
Long-term income taxes payable	195	195
Other long-term liabilities	98	93

Total liabilities	31,905	29,305

Commitments and contingencies (Note 12)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	399	401
Additional paid-in capital	188,276	181,395
Retained earnings	109,078	93,605
Accumulated other comprehensive loss	(401)	(478)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	158,543	136,114
Noncontrolling interest	395	305

Total equity	158,938	136,419

Total liabilities and equity	$190,843	$165,724

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$74,196	$57,709	$139,465	$112,171
Cost of revenues	38,313	31,779	73,371	62,589

Gross margin	35,883	25,930	66,094	49,582
Operating expenses:
Selling, general and administrative	15,814	14,536	31,213	28,559
Research and development	11,403	11,932	22,529	22,939
Severance charge	350	—	350	—

Total operating expenses	27,567	26,468	54,092	51,498

Income (loss) from operations	8,316	(538)	12,002	(1,916)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	33	39	56	57
Less: portion of gains recognized in other comprehensive income (loss)	(31)	(36)	(52)	(51)

Net credit gains recognized in earnings	2	3	4	6
Other income (expense), net	(46)	357	382	679

Total other income (expense), net	(44)	360	386	685

Income (loss) before income taxes	8,272	(178)	12,388	(1,231)
Less: Provision for income taxes	363	267	497	168

Consolidated net income (loss)	7,909	(445)	11,891	(1,399)
Less: Net income attributable to noncontrolling interest	49	14	88	34

Net income (loss) attributable to Vicor Corporation	$7,860	$(459)	$11,803	$(1,433)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.20	$(0.01)	$0.30	$(0.04)
Diluted	$0.19	$(0.01)	$0.29	$(0.04)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	39,709	39,172	39,594	39,121
Diluted	40,646	39,172	40,406	39,121

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$7,909	$(445)	$11,891	$(1,399)
Foreign currency translation (losses) gains, net of tax (1)	(215)	(40)	27	104
Unrealized gains on available-for-sale securities, net of tax (1)	31	36	52	51

Other comprehensive income (loss)	(184)	(4)	79	155

Consolidated comprehensive income (loss)	7,725	(449)	11,970	(1,244)
Less: Comprehensive income attributable to noncontrolling interest	32	11	90	42

Comprehensive income (loss) attributable to Vicor Corporation	$7,693	$(460)	$11,880	$(1,286)

(1)	The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2018 and 2017. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2018 and 2017.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Consolidated net income (loss)	$11,891	$(1,399)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,539	4,346
Stock-based compensation expense, net	1,916	541
Provision for doubtful accounts	65	8
Decrease in long-term income taxes payable	—	(7)
Increase in other long-term liabilities	5	87
Decrease in long-term deferred revenue	(36)	(35)
Gain on disposal of equipment	(16)	(23)
Deferred income taxes	25	17
Credit gain on available-for-sale securities	(4)	(6)
Change in current assets and liabilities, net	(9,857)	(4,232)

Net cash provided by (used for) operating activities	8,528	(703)

Investing activities:
Additions to property, plant and equipment	(3,558)	(5,631)
Proceeds from sale of equipment	16	23
Increase in other assets	(67)	(80)

Net cash used for investing activities	(3,609)	(5,688)

Financing activities:
Proceeds from issuance of Common Stock	4,966	1,769
Payment of contingent consideration obligations	(172)	(111)

Net cash provided by financing activities	4,794	1,658

Effect of foreign exchange rates on cash	(23)	(12)

Net increase (decrease) in cash and cash equivalents	9,690	(4,745)
Cash and cash equivalents at beginning of period	44,230	56,170

Cash and cash equivalents at end of period	$53,920	$51,425

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2018. The balance sheet at December 31, 2017 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission on March 9, 2018 (“2017 Form 10-K”).

2. Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition (“Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The Company adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result, the Company has changed its accounting policy for revenue recognition, as detailed below. The most significant impact of the adoption was on the timing of recognition of sales to the Company’s stocking distributors and including the additional required disclosures under the new standard. Through December 31, 2017, the Company deferred revenue and the related cost of sales on shipments to stocking distributors until the distributors resold the products to their customers. Upon adoption, the Company is no longer permitted to defer revenue until sale by the stocking distributor to the end customer, but rather, is required to estimate the effects of returns and allowances provided to stocking distributors and record revenue at the time of sale to the stocking distributor. In addition, the Company modified the accounting for a contractual arrangement due to a reassessment of the number of performance obligations in the arrangement, and adjusted for the timing of certain royalty revenue. The cumulative effect of adopting this guidance, recorded as an increase to the balance of retained earnings as of January 1, 2018, was approximately $3,670,000. The comparative information for the three and six months ended December 31, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

The following tables summarize the impacts of adopting the new revenue recognition guidance on certain components of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 (in thousands):

a)	Consolidated Balance Sheet Items

	As reported	Adjustments	Balances without adoption of Topic 606
Accounts receivable, net	$45,056	$(39)	$45,017
Inventories, net	41,753	(97)	41,656
Total assets	190,843	(136)	190,707

Income taxes payable	526	(18)	508
Deferred revenue	4,610	4,445	9,055
Sales allowances	550	(466)	84
Total liabilities	31,905	3,961	35,866

Retained earnings	109,078	(4,097)	104,981
Total equity	158,938	(4,097)	154,841
Total liabilities and equity	190,843	(136)	190,707

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

b)	Consolidated Statement of Operations Items

	Three Months Ended
	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$74,196	$(597)	$73,599
Cost of revenues	38,313	(372)	37,941

Gross margin	35,883	(225)	35,658

Income before income taxes	8,272	(225)	8,047
Provision for income taxes	363	(11)	352
Consolidated net income	7,909	(214)	7,695
Net income attributable to Vicor Corporation	7,860	(214)	7,646

	Six Months Ended
	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$139,465	$(1,401)	$138,064
Cost of revenues	73,371	(956)	72,415

Gross margin	66,094	(445)	65,649

Income before income taxes	12,388	(445)	11,943
Provision for income taxes	497	(18)	479
Consolidated net income	11,891	(427)	11,464
Net income attributable to Vicor Corporation	11,803	(427)	11,376

The impact of the adoption of the new revenue recognition standard on the unaudited consolidated statements of comprehensive income (loss) and cash flows for the three and six months ended June 30, 2018 was not material.

3. Revenue Recognition

Prior to January 1, 2018

Product revenue was recognized in the period when persuasive evidence of an arrangement with a customer existed, the products were shipped and title was transferred to the customer, the price was fixed or determinable, and collection was considered probable.

The Company deferred revenue and the related cost of sales on shipments to stocking distributors until the distributors resold the products to their customers. The agreements with these stocking distributors allowed them to receive price adjustment credits or to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued, or obsolete product from their inventory. These stocking distributors were also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and invoiced to the stocking distributor. Given the uncertainties associated with the levels of price adjustment credits to be granted to stocking distributors, the sales price to the stocking distributor was not fixed or determinable until the stocking distributor resold the products to its customers. Therefore,

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

the Company deferred revenue and the related cost of sales on shipments to stocking distributors until the stocking distributors resold the products to their customers. Accordingly, the Company’s revenue fully reflected end-customer purchases and was not impacted by stocking distributor inventory levels. Agreements with stocking distributors limited returns of qualifying product to the Company to a certain percentage of the value of the Company’s shipments to that stocking distributor during the prior quarter. In addition, stocking distributors were allowed to return unsold products if the Company terminated the relationship with the stocking distributor. Title to the inventory transferred to the stocking distributor at the time of shipment or delivery to the stocking distributor. Payment from the stocking distributors were due in accordance with the Company’s standard payment terms. These payment terms were not contingent upon the stocking distributors’ sale of the products to their end-customers. Upon title transfer to stocking distributors, the Company reduced inventory for the cost of goods shipped, the margin (i.e., revenues less cost of revenues) was recorded as deferred revenue, and an account receivable was recorded. As of December 31, 2017, the Company had gross deferred revenue of approximately $4,659,000 and gross deferred cost of revenues of approximately $2,135,000 under agreements with stocking distributors.

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

June 30, 2018

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

Accounts receivable includes amounts billed and currently due from customers. The amounts due are stated at their estimated realizable value. The Company’s payment terms vary by the type and location of its customers and the products or services offered, although terms generally include a requirement of payment within 30 to 60 days. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, based on assessments of customers’ credit-risk profiles and payment histories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not require collateral from its customers, although there have been circumstances when the Company has required cash in advance (i.e., a partial down-payment) to facilitate orders in excess of a customer’s established credit limit. To date, such amounts have not been material.

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the three and six months ended June 30, 2018, under Topic 606, the Company recognized revenue of approximately $340,000 and $385,000, respectively, that was included in deferred revenue at the beginning of each respective period.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by reportable segment, for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended
	BBU	VI Chip	Picor	Total
United States	$18,295	$7,771	$353	$26,419
Europe	4,877	1,169	106	6,152
Asia Pacific	23,876	10,905	5,482	40,263
All other	1,301	45	16	1,362

	$48,349	$19,890	$5,957	$74,196

	Six Months Ended
	BBU	VI Chip	Picor	Total
United States	$35,286	$15,770	$986	$52,042
Europe	9,602	1,742	181	11,525
Asia Pacific	42,087	22,292	9,240	73,619
All other	2,011	225	43	2,279

	$88,986	$40,029	$10,450	$139,465

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by reportable segment, for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$43,404	$17,628	$5,502	$66,534
Stocking distributors, net of sales allowances	4,735	1,865	343	6,943
Non-recurring engineering	197	375	90	662
Royalties	13	13	13	39
Other	—	9	9	18

	$48,349	$19,890	$5,957	$74,196

	Six Months Ended
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$78,878	$34,934	$9,482	$123,294
Stocking distributors, net of sales allowances	9,698	4,419	732	14,849
Non-recurring engineering	372	620	180	1,172
Royalties	38	38	38	114
Other	—	18	18	36

	$88,986	$40,029	$10,450	$139,465

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2018	December 31, 2017	Increase (decrease)
Accounts receivable	$45,056	$34,487	$10,569
Deferred revenue	(2,652)	(5,015)	2,363
Deferred expenses	776	377	399
Customer prepayments	(1,958)	(776)	(1,182)
Sales allowances	(550)	—	(550)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

The increase in accounts receivable was primarily due to an increase in net revenues of approximately $15,425,000 in the second quarter of 2018 compared to the fourth quarter of 2017. The decrease in deferred revenue was primarily due to the adoption of the new revenue recognition guidance, as the balances related to stocking distributors were reversed as part of the transition adjustment recorded as of January 1, 2018 (see Note 2 to the Condensed Consolidated Financial Statements). The increase in deferred expenses is primarily due to additional work incurred on certain NRE projects during the second quarter of 2018 for which the associated revenue is being deferred. The increase in sales allowances was due to the establishment of new allowances, in connection with the new revenue recognition guidance, for potential returns and price adjustment credits on sales to stocking distributors.

Deferred expenses are included in Other current assets, and customer prepayments are included in Deferred revenue, in the accompanying Condensed Consolidated Balance Sheets, respectively.

4. Long-Term Investments

As of June 30, 2018 and December 31, 2017, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2018, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2018.

The following is a summary of available-for-sale securities (in thousands):

June 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$419	$2,581

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$475	$2,525

As of June 30, 2018, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

The amortized cost and estimated fair value of the Failed Auction Security on June 30, 2018, by contractual maturity, is shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in twenty to forty years	$3,000	$2,581

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on June 30, 2018, with a par value of $3,000,000, was estimated by the Company to be approximately $2,581,000. The gross unrealized loss of $419,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $44,000 and an aggregate temporary impairment of $375,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the six months ended June 30 (in thousands):

	2018	2017
Balance at the beginning of the period	$48	$59
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(4)	(6)

Balance at the end of the period	$44	$53

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2018 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2018
Cash equivalents:
Money market funds	$9,501	$—	$—	$9,501
Long-term investments:
Failed Auction Security	—	—	2,581	2,581
Liabilities:
Contingent consideration obligations	—	—	(506)	(506)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2017 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2017
Cash equivalents:
Money market funds	$9,279	$—	$—	$9,279
Long-term investments:
Failed Auction Security	—	—	2,525	2,525
Liabilities:
Contingent consideration obligations	—	—	(678)	(678)

As of June 30, 2018, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of June 30, 2018. The major assumptions used in preparing the DCF model were similar to those described in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Quantitative information about Level 3 fair value measurements as of June 30, 2018 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,581	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.06%
			Cumulative probability of principal return prior to maturity	94.36%
			Cumulative probability of default	5.58%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2018 was as follows (in thousands):

Balance at the beginning of the period	$2,525
Credit gain on available-for-sale securities included in Other income (expense), net	4
Gain included in Other comprehensive income	52

Balance at the end of the period	$2,581

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the six months ended June 30, 2018 was as follows (in thousands):

Balance at the beginning of the period	$678
Payments	(172)

Balance at the end of the period	$506

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards and options granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”) as of their grant date. Stock-based compensation expense, net for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$59	$38	$115	$72
Selling, general and administrative	957	215	1,499	395
Research and development	164	34	302	74

Total stock-based compensation	$1,180	$287	$1,916	$541

The overall increase in stock-based compensation between the 2018 and 2017 periods was due to an increase in stock options granted between July 1, 2017 and June 30, 2018. The increase in selling, general and administrative stock-based compensation for the three and six months ended June 30, 2018, compared to the same periods in 2017, was also due to increased expense for certain Vicor stock options held by a non-employee. The fair value of these stock options, and related stock-based compensation, are adjusted monthly based on changes in the assumptions under the Black-Scholes option pricing model, including the price of the Company’s common stock, in accordance with the accounting for stock options granted to non-employees.

Compensation expense by type of award for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,005	$287	$1,598	$541
ESPP	175	—	318	—

Total stock-based compensation	$1,180	$287	$1,916	$541

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

7. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Vicor Corporation	$7,860	$(459)	$11,803	$(1,433)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	39,709	39,172	39,594	39,121
Effect of dilutive securities:
Employee stock options (2)	937	—	812	—

Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	40,646	39,172	40,406	39,121

Basic net income (loss) per share	$0.20	$(0.01)	$0.30	$(0.04)

Diluted net income (loss) per share	$0.19	$(0.01)	$0.29	$(0.04)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 44,793 and 79,857 shares of Common Stock for the three and six months ended June 30, 2018, respectively, and 1,510,728 shares of Common Stock for the three and six months ended June 30, 2017, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Inventories were as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$32,854	$27,400
Work-in-process	3,513	3,596
Finished goods	5,386	5,503

Net balance	$41,753	$36,499

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

Product warranty activity for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$346	$185	$290	$214
Accruals for warranties for products sold in the period	10	91	133	195
Fulfillment of warranty obligations	(20)	(24)	(77)	(97)
Revisions of estimated obligations	(10)	(8)	(20)	(68)

Balance at the end of the period	$326	$244	$326	$244

10. Severance Charge

In May 2018, the Company’s management authorized the closure of its Granite Power Technologies, Inc. (“GPT”) subsidiary, of the Brick Business Unit (“BBU”) segment, by the end of 2018. GPT, located in Manchester, N.H., is one of three Vicor Custom Power (“VCP”) entities. Certain of GPT’s products will continue to be manufactured and sold by the two remaining VCP entities. As a result, the Company recorded a pre-tax charge of $350,000 in the second quarter of 2018, for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. This was recorded as “Severance charge” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance charge” in the Condensed Consolidated Balance Sheets.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

11. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision for income taxes and the effective income tax rates for the three and six months ended June 30 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes	$363	$267	$497	$168
Effective income tax rate	4.4%	150.0%	4.0%	13.6%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits. The provisions for income taxes in each 2017 period were primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. No tax benefit could be recognized for the majority of the Company’s losses during these periods due to a full valuation allowance against all net domestic deferred tax assets. The provision and effective income tax rate were higher in the second quarter of 2017 as the Company had previously recorded a tax benefit in the first quarter of 2017.

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

Certain impacts of the Tax Act would generally require accounting to be completed in the period of enactment. However, in response to the complexities of the Tax Act, the Securities and Exchange Commission (“SEC”) issued guidance through Staff Accounting Bulletin No. 118 to provide companies with relief. Specifically, when the initial accounting for items under the Tax Act is incomplete, the guidance allows companies to include provisional amounts when reasonable estimates can be made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impact of the new legislation and the Company expects to finalize the accounting over the coming quarters. The Company has recognized the provisional tax impacts related to the re-measurement of its deferred tax assets and liabilities, and one-time transition tax, for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. There were no changes to the provisional tax impacts referred to above in the first or second quarters of 2018.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

As of June 30, 2018, the Company continues to maintain a valuation allowance of approximately $33,024,000 against all domestic net deferred tax assets. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Due to improving financial results, there is increasing positive evidence to support realization of deferred tax assets. Until actual operating results continue to be consistently positive, and the Company believes it is more likely than not it can forecast sufficient future taxable income of the appropriate nature to realize those deferred tax assets, it will continue to maintain the full valuation allowance position. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statements of operations, the effect of which would be an increase in reported net income.

In May 2017, the Company received notice from the Internal Revenue Service that its federal corporate tax return for tax year 2015 had been selected for examination. The examination was completed in May 2018 resulting in no tax liability to the Company. In January 2018, the Company received notice from the New York State Department of Taxation that its New York State tax returns for tax years 2014 through 2016 were selected for audit. Onsite fieldwork for this audit was completed in May 2018, and the Company is awaiting the results of the audit.

12. Commitments and Contingencies

At June 30, 2018, the Company had approximately $2,044,000 of capital expenditure commitments.

The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). The complaint, as amended in September 2011, alleges that the Company’s products, including but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively). SynQor’s complaint sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. The Company has denied that its products infringe any of the SynQor patents, asserted that the SynQor patents are invalid, and asserted that the ‘290 patent is unenforceable due to inequitable conduct by SynQor or its agents during the examination of the ‘290 patent at the United States Patent and Trademark Office (“USPTO”). The Company also asserted counterclaims seeking damages against SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company. On May 23, 2016, after extensive discovery, the Texas Action was stayed by the court pending completion of certain inter partes reexamination proceedings at the USPTO (including any appeals from such proceedings to the Federal Circuit (as defined below)) concerning the SynQor patents, which are described below.

In response to the Texas Action, the Company initiated inter partes reexamination proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows. Regarding the ‘190 patent, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid, and remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On May 2, 2016, the PTAB issued a decision determining that all but one of the remaining claims of the ‘190 patent were invalid and remanding the remaining claim to a patent examiner for further examination. On June 22, 2017, the examiner issued a determination under 37 C.F.R. § 41.77(d), finding that the remaining claim of the ‘190 patent was unpatentable. That decision is expected to be further reviewed by the PTAB pursuant to 37 C.F.R. § 41.77(f). On May 2, 2016, the PTAB also issued decisions finding all challenged claims of SynQor’s ‘021 patent invalid and upholding the validity of all challenged claims of SynQor’s ‘702 and ‘290 patents.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

On October 31, 2017, the Company filed a request with the USPTO for ex parte reexamination of the ‘702 patent, based on different prior art references than had been at issue in the previous inter parte reexamination of the ‘702 patent. On December 6, 2017, the USPTO issued a decision granting the Company’s request and initiating ex parte reexamination of the ‘702 patent. On March 21, 2018, the USPTO issued a non-final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. On May 14, 2018, SynQor filed a petition asking the USPTO to vacate its prior decision granting the Company’s request for ex parte reexamination. No action has been taken on the petition to date. The Company continues to monitor the progress of this proceeding.

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

13. Picor Merger

On May 25, 2018, the Company’s Board of Directors unanimously approved the merger of the Company with Picor Corporation (“Picor”), a subsidiary of Vicor, fully consolidated for financial reporting purposes, in which the Company was the majority stockholder. The merger was completed as of May 30, 2018, at which time the separate corporate existence of Picor ceased. To effect the merger, holders of Picor Common Stock and Picor stock options received an equivalent value of Vicor Common Stock and Vicor stock options, respectively, which caused the Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, and options outstanding thereunder, to be assumed and restated by Vicor. While Picor’s subsidiary status and corporate form ceased to exist upon the closing of the merger, the operations previously conducted by Picor, which are now legally merged into Vicor, continue to be managed and remain categorized as a segment for financial reporting purposes. There was no net impact on the Company’s consolidated financial statements nor any impact on the Company’s segment reporting for the three and six months ended June 30, 2018 as a result of the merger.

14. Segment Information

The Company has organized its business segments according to its key product lines. The BBU segment designs, develops, manufactures, and markets the Company’s legacy lines of DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets many of the Company’s advanced power component products. The VI Chip segment also includes the VI Chip business conducted in Japan through VJCL. The Picor segment, which consists of the operations of the Company’s former subsidiary Picor Corporation (see Note 13, above), designs, develops, manufactures, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment develops integrated circuits for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

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

The following table provides segment financial data as of and for the three months ended June 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2018:
Net revenues	$48,349	$20,719	$9,175	$—	$(4,047)	$74,196
Income (loss) from operations	5,227	1,284	2,436	(631)	—	8,316
Total assets	265,952	40,845	12,756	69,889	(198,599)	190,843
Depreciation and amortization	882	836	196	356	—	2,270

2017:
Net revenues	$39,077	$15,168	$6,335	$—	$(2,871)	$57,709
Income (loss) from operations	2,535	(3,889)	1,098	(282)	—	(538)
Total assets	219,195	27,621	11,287	67,764	(162,252)	163,615
Depreciation and amortization	1,000	659	190	340	—	2,189

The following table provides segment financial data as of and for the six months ended June 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2018:
Net revenues	$88,986	$41,600	$17,396	$—	$(8,517)	$139,465
Income (loss) from operations	6,266	2,365	4,458	(1,087)	—	12,002
Total assets	265,952	40,845	12,756	69,889	(198,599)	190,843
Depreciation and amortization	1,794	1,647	387	711	—	4,539

2017:
Net revenues	$76,612	$28,090	$13,193	$—	$(5,724)	$112,171
Income (loss) from operations	3,955	(7,809)	2,466	(528)	—	(1,916)
Total assets	219,195	27,621	11,287	67,764	(162,252)	163,615
Depreciation and amortization	1,973	1,288	370	715	—	4,346

(1)	The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

15. Impact of Recently Issued Accounting Standards

In June 2018, the FASB issued new guidance, Improvements to Nonemployee Share-Based Payment Accounting , which more closely aligns the accounting for share-based payments to non-employees with the accounting for share-based payments to employees. This new guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

In February 2016, the FASB issued new guidance for lease accounting, which will require lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (“ROU”) that will require a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and accounting for sales-type and direct financing leases. The majority of the Company’s leases are for certain of its office and manufacturing space. The Company has developed an implementation plan and continues to gather information, including compiling an inventory of all leasing arrangements, to assess the impact of the new standard on its financial statements. The new standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2019. The new standard must be adopted using a modified retrospective transition which includes certain practical expedients. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

Other new pronouncements issued but not effective until after June 30, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “assumes,” “may,” “will,” “would,” “should,” “continue,” “prospective,” “project,” and other similar words or expressions identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the transition of the Company’s business strategically and organizationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers, typically concentrated in computing and communications; the level of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of the Company’s sales in each quarter from orders booked in the same quarter; the Company’s ongoing development of power conversion architectures, switching topologies, packaging technologies, and products; the Company’s plans to invest in expanded manufacturing capacity and the timing and location thereof; the Company’s continued success depending in part on its ability to attract and retain qualified personnel; the Company’s belief that cash generated from operations and the total of its cash and cash equivalents will be sufficient to fund operations for the foreseeable future; the Company’s belief that it has limited exposure to currency risks; the Company’s intentions regarding the declaration and payment of cash dividends; the Company’s intentions regarding protecting its rights under its patents; and the Company’s expectation that no current litigation or claims will have a material adverse impact on its financial position or results of operations. These statements are based upon the Company’s current expectations and estimates as to the prospective events and circumstances which may or may not be within the Company’s control and as to which there can be no assurance. Actual results could differ materially from those expressed or implied by forward-looking statements as a result of various factors, including the Company’s ability to: grow its revenues, establish and maintain profitability, develop and market new products and technologies cost effectively, and on a timely basis leverage the Company’s new technologies in standard products to promote market acceptance of the Company’s new approach to power system architecture; leverage design wins into increased product sales; continue to meet requirements of key customers and prospects; enter into licensing agreements increasing the Company’s market opportunity and accelerating market penetration; realize significant royalties under such licensing agreements; achieve sustainable bookings rates for the Company’s products across served markets and geographies; improve manufacturing and operating efficiencies; successfully enforce the Company’s intellectual property rights; successfully defend outstanding litigation; hire and retain key personnel; and maintain an effective system of internal controls over financial reporting. These and other factors that may influence actual results are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 may not be exhaustive. Therefore, the information contained therein should be read together with other reports and documents that the Company files with the Securities and Exchange Commission from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

June 30, 2018

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

The VI Chip segment consists of our subsidiary, VI Chip Corporation, which designs, develops, manufactures, and markets many of our advanced power component products. The VI Chip segment also includes the VI Chip business conducted in Japan through VJCL. VI Chip generally targets large, high volume customers concentrated in the datacenter and supercomputer segments of the computing market, although we also target applications in aerospace and aviation, autonomous driving, defense electronics, electric and hybrid vehicles, instrumentation and test equipment, networking equipment, and solid state lighting.

The Picor segment consists of the operations of our former subsidiary, Picor Corporation, which was merged into Vicor in May 2018 (see Note 13 to the Condensed Consolidated Financial Statements). The Picor segment designs, develops, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment is a “fabless manufacturer,” as its products are manufactured, assembled, packaged, and tested by third parties in Asia and the United States. The Picor segment develops integrated circuits for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications, and are often integrated with VI Chip products to enable a customer solution, particularly in the datacenter and supercomputer segments of the computing market. While Picor Corporation’s subsidiary status and corporate form ceased to exist upon the closing of the merger, the operations previously legally merged into Picor Corporation, which are now conducted by Vicor, continue to be managed and remain categorized as a segment for financial reporting purposes.

Our improved consolidated operating results for the second quarter of 2018 were driven by an increase in net revenues, a consequence of sequential quarterly increases in bookings and order backlog, as well as improved gross margins resulting from higher production volumes, favorable product mix, and improved pricing. The sequential increase in quarterly revenue for the period was primarily a result of double-digit percentage increases in the value of shipments of certain legacy and advanced product lines, as well as the start of production shipments of our “Power-on-PackageTM” solution.

Current order booking activity reflects customer interest in our expanding portfolio of highly-differentiated advanced products. Market uptake of our 48 volt to point-of-load solutions for datacenters and supercomputers accelerated during the second quarter of 2018, with increased order volumes for our PRM-VTM and Power-on-Package solutions. We also are receiving increased interest and orders for our ChiP, SM-ChiP, and CM-ChiP modules across a range of applications. Year-to-date bookings for our legacy brick converters, configurable products, and associated components have recovered and are above historical trend, which we attribute primarily to the extended recovery of economic conditions in the geographies and markets we serve, notably in defense electronics, high-value capital goods, and rail.

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

•	Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements of a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories, which often cause prices of these components and materials to rise. To mitigate supply chain risks, we focus on identifying and reducing potential vulnerabilities to stock-outs, vendor shortages, and similar disruptions. We maintain safety-stock programs for certain critical components and materials, and these programs recently have contributed to increased levels of raw material inventory. We also have established second-source supply relationships, in order to reduce exposure to material shortages. However, the global electronics supply chain continues to experience lengthened lead times, and our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material. We do not expect lead-times to shorten in 2018 and anticipate availability of certain commodity components will remain uncertain.

•	We expect our operating expenses, notably in engineering and sales, to remain relatively high, as percentages of revenue, for the foreseeable future. As revenue has increased, these percentages have declined, although such expenses have not declined on an absolute basis. We have expanded and focused our engineering and sales organizations to pursue the promising opportunities afforded by our innovative, advanced products, and we believe our current level of spending is necessary to achieve our strategic goals. However, many of these opportunities are in early phases of development, and near-term revenue growth may not be sufficient to reduce the percentages of revenue represented by our operating expenses meaningfully or to levels comparable to our high volume competitors.

Market and Macroeconomic Considerations

•	Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48 volt to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest, notably associated with our Power-on- Package solution, as well as the entry of new vendors. As such, we face a more complex competitive landscape, with additional challenges. We continue to believe our new products will be adopted in volume by multiple, leading customers, as the number of OEMs, ODMs, hyperscalers, and cloud services providers with which we are engaged in development activities expanded in the second quarter. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than we do and have operational and financial flexibility we do not.

•	We anticipate aggregate demand for the mature markets we serve with our legacy products will grow, at most, only at the rate of the overall economy (i.e., in the United States, for example, at the rate of growth of gross domestic product) for the foreseeable future. Given our long-standing customer relationships and the status of our legacy products in long-lived customer applications, we anticipate maintaining our share in many of these mature markets. While we are pursuing opportunities to replace our legacy products used in existing customers’ applications with advanced products and, similarly, to replace competitors’ products in existing applications, we believe such opportunities may not cumulatively contribute to expanding, in 2018, our share of the mature markets we serve with our legacy products.

Financial Highlights:

•	Net revenues increased 28.6% to $74,196,000 for the second quarter of 2018, from $57,709,000 for the second quarter of 2017, primarily due to an overall 47.3% increase in bookings in the second quarter of 2018, compared to the second quarter of 2017, with significant increases across all business units. We have recorded sequential increases in total bookings over the past ten quarters.

•	Net revenues for the six months ended June 30, 2018 increased by 24.3% to $139,465,000 from $112,171,000 for the six months ended June 30, 2017, primarily due to an overall 44.4% increase in bookings for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, with significant increases across all business units.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

•	Export sales, as a percentage of total revenues, represented approximately 64.2% in the second quarter of 2018 and 65.4% in the second quarter of 2017. Export sales, as a percentage of total revenues, for the six months ended June 30, 2018 and 2017 were approximately 62.6% and 64.4%, respectively.

•	Gross margin increased to $35,883,000 for the second quarter of 2018 from $25,930,000 for the second quarter of 2017, and gross margin, as a percentage of net revenues, increased to 48.4% for the second quarter of 2018 from 44.9% for the second quarter of 2017, both due to the increase in net revenues.

•	Gross margin increased to $66,094,000 for the six months ended June 30, 2018 from $49,582,000 for the six months ended June 30, 2017, and gross margin, as a percentage of revenues, increased to 47.4% for the six months ended June 30, 2018, compared to 44.2% for the six months ended June 30, 2017, both due to the increase in net revenues.

•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $103,100,000 at the end of the second quarter of 2018, as compared to $89,975,000 at the end of the first quarter of 2018. The increase in backlog has been due to the sequential increases in bookings, across all business units, noted above.

•	Operating expenses for the second quarter of 2018 increased $1,099,000, or 4.2%, to $27,567,000 from $26,468,000 for the second quarter of 2017, due to an increase in selling, general, and administrative expenses of $1,278,000, partially offset by a decrease in research and development expense of $529,000. We recorded a severance charge of $350,000 during the second quarter of 2018 in connection with the planned closure of one of our Vicor Custom Power subsidiaries, Granite Power Technologies, Inc. (“GPT”), as part of our ongoing initiative to streamline operations and improve our cost structure.

•	Operating expenses for the six months ended June 30, 2018 increased $2,594,000, or 5.0%, to $54,092,000 from $51,498,000 for the six months ended June 30, 2017, due to an increase in selling, general, and administrative expenses of $2,654,000 and the $350,000 severance charge noted above, partially offset by a decrease in research and development expense of $410,000.

•	We reported net income for the second quarter of 2018 of $7,860,000, or $0.19 per diluted share, compared to a net loss of $(459,000), or $(0.01) per share, for the second quarter of 2017.

•	We reported net income for the six months ended June 30, 2018, of $11,803,000, or $0.29 per diluted share, compared to a net loss of $(1,433,000), or $(0.04) per share, for the six months ended June 30, 2017.

•	For the six months ended June 30, 2018, depreciation and amortization totaled $4,539,000, and capital additions totaled $3,558,000, compared to $4,346,000 and $5,631,000, respectively, for the six months ended June 30, 2017.

•	Inventories increased by approximately $5,254,000, or 14.4%, to $41,753,000 at June 30, 2018, compared to $36,499,000 at December 31, 2017. This increase was primarily associated with increases in VI Chip and BBU inventories of $4,127,000 and $1,625,000, respectively, to meet increased bookings for the two segments, partially offset by a decrease in Picor inventories of $498,000.

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Three months ended June 30, 2018, compared to three months ended June 30, 2017

Consolidated net revenues for the second quarter of 2018 were $74,196,000, an increase of $16,487,000, or 28.6%, as compared to $57,709,000 for the second quarter of 2017, and an increase of $8,927,000, or 13.7%, on a sequential basis from $65,269,000 for the first quarter of 2018.

Net revenues, by segment, for the second quarter of 2018 and the second quarter of 2017 were as follows (dollars in thousands):

			Increase
	2018	2017	$	%
BBU	$48,349	$39,077	$9,272	23.7%
VI Chip	19,890	14,527	5,363	36.9%
Picor	5,957	4,105	1,852	45.1%

Total	$74,196	$57,709	$16,487	28.6%

The increase in consolidated net revenues for the second quarter of 2018 from the second quarter of 2017 was primarily due to an overall 47.3% increase in bookings in the second quarter of 2018, compared to the second quarter of 2017, with significant increases across all business units. The increase in BBU segment revenues was primarily attributable to an increase in BBU module and configurable product revenues of approximately $8,471,000. Increases in revenues recorded by the VI Chip and Picor segments for the second quarter of 2018 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions.

Gross margin for the second quarter of 2018 increased $9,953,000, or 38.4%, to $35,883,000, from $25,930,000 for the second quarter of 2017. Gross margin as a percentage of net revenue increased to 48.4% for the second quarter of 2018 compared to 44.9% for the second quarter of 2017. Both increases were primarily due to the increase in net revenues and an improved mix of products shipped.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Selling, general, and administrative expenses were $15,814,000 for the second quarter of 2018, an increase of $1,278,000, or 8.8%, from $14,536,000 for the second quarter of 2017. Selling, general, and administrative expenses as a percentage of net revenues decreased to 21.3% for the second quarter of 2018 from 25.2% for the second quarter of 2017, primarily due to the increase in net revenues.

The components of the $1,278,000 increase in selling, general and administrative expenses for the second quarter of 2018 from the second quarter of 2017 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,221	13.8	%(1)
Legal fees	163	38.8	%(2)
Audit, tax, and accounting fees	144	43.2	%(3)
Facilities expenses	(89)	(21.9)%
Travel expenses	(113)	(13.1	)%(4)
Other, net	(48)	(1.3)%

	$1,278	8.8%

(1)	Increase primarily attributable to annual compensation adjustments in May 2018, increased stock-based compensation expense and increases in headcount. The increase in stock-based compensation expense was due to an increase in stock options granted between July 1, 2017 and June 30, 2018, and to increased expense for certain Vicor stock options held by a non-employee.
(2)	Increase attributable to an increase in corporate legal matters, including the Picor merger.
(3)	Increase primarily attributable to the timing of the 2018 audit process.
(4)	Decrease primarily attributable to decreased travel by our sales and marketing personnel.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Research and development expenses were $11,403,000 for the second quarter of 2018, a decrease of $529,000, or 4.4%, compared to $11,932,000 for the second quarter of 2017. As a percentage of net revenues, research and development expenses decreased to 15.4% for the second quarter of 2018 from 20.7% for the second quarter of 2017, primarily due to the increase in net revenues.

The components of the $529,000 decrease in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$(1,122)	(43.4	)%(1)
Compensation	238	3.0	%(2)
Supplies expense	262	137.0	%(3)
Deferred costs	264	49.9	%(4)
Other, net	(171)	(9.2)%

	$(529)	(4.4)%

(1)	Decrease primarily attributable to decreased spending for new product development by the VI Chip segment. Spending on the development of Power-on-Package technology, for example, was at a high point in the second quarter of 2017.
(2)	Increase primarily attributable to annual compensation adjustments in May 2018, increased stock-based compensation expense and increases in headcount.
(3)	Increase primarily attributable to an increase in spending by the VI Chip segment.
(4)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

In May 2018, the Company’s management authorized the closure of GPT by the end of 2018. GPT is one of three Vicor Custom Power (“VCP”) entities, located in Manchester, N.H. Certain of GPT’s products will continue to be manufactured and sold by the two remaining VCP entities. As a result, we recorded a pre-tax charge of $350,000 in the second quarter of 2018, for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service.

The significant components of ‘‘Other income (expense), net’’ for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2018	2017	Increase (decrease)
Rental income	$198	$198	$—
Foreign currency (losses) gains, net	(312)	110	(422)
Interest income	53	23	30
Gain on disposals of equipment	3	21	(18)
Credit gains on available-for-sale securities	2	3	(1)
Other, net	12	5	7

	$(44)	$360	$(404)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in 2018 compared to 2017.

Income (loss) before income taxes was $8,272,000 for the second quarter of 2018, as compared to $(178,000) for the second quarter of 2017.

The provision for income taxes and the effective income tax rates for the second quarter of 2018 and the second quarter of 2017 were as follows (dollars in thousands):

	2018	2017
Provision for income taxes	$363	$267
Effective income tax rate	4.4%	150.0%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits. The provision for income taxes in 2017 was primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses during that period due to a full valuation allowance against all net domestic deferred tax assets. The provision and effective income tax rate were relatively high in the second quarter of 2017 as we had previously recorded a tax benefit in the first quarter of 2017.

Net income per diluted share attributable to Vicor Corporation was $0.19 for the second quarter of 2018 as compared to net loss per share of $(0.01) for the second quarter of 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Six months ended June 30, 2018, compared to six months ended June 30, 2017

Consolidated net revenues for the six months ended June 30, 2018 were $139,465,000, an increase of $27,294,000, or 24.3%, from $112,171,000 for the six months ended June 30, 2017.

Net revenues, by segment, for the six months ended June 30, 2018 and the six months ended June 30, 2017 were as follows (dollars in thousands):

			Increase
	2018	2017	$	%
BBU	$88,986	$76,612	$12,374	16.2%
VI Chip	40,029	26,951	13,078	48.5%
Picor	10,450	8,608	1,842	21.4%

Total	$139,465	$112,171	$27,294	24.3%

The overall increase in consolidated net revenues for the six months ended June 30, 2018 from the six months ended June 30, 2017 was primarily due to an overall 44.4% increase in bookings for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, with significant increases across all business units. The increase in BBU segment revenues was primarily attributable to an increase in BBU module and configurable product revenues of approximately $10,553,000, VJCL revenues of approximately $1,363,000 and Vicor Custom Power revenues of $631,000. Increases in revenues recorded by the VI Chip and Picor segments for the six months ended June 30, 2018 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions.

Gross margin for the six months ended June 30, 2018 increased $16,512,000, or 33.3%, to $66,094,000 from $49,582,000 for the six months ended June 30, 2017, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues increased to 47.4% for the six month period ended June 30, 2018 compared to 44.2% for the six month period ended June 30, 2017. Both increases were primarily due to the increase in net revenues and an improved mix of products shipped.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Selling, general and administrative expenses were $31,213,000 for the six months ended June 30, 2018, an increase of $2,654,000, or 9.3%, compared to $28,559,000 for the six months ended June 30, 2017. Selling, general and administrative expenses as a percentage of net revenues decreased to 22.4% for the six month period ended June 30, 2018 from 25.5% for the six month period ended June 30, 2017, primarily due to the increase in net revenues.

The components of the $2,654,000 increase in selling, general and administrative expenses for the six months ended June 30, 2018 from the six months ended June 30, 2017 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,042	11.5	%(1)
Audit, tax, and accounting fees	486	59.9	%(2)
Legal fees	207	27.2	%(3)
Computer expenses	89	18.3%
Travel expenses	(78)	(5.3)%
Facilities expenses	(85)	(10.4)%
Commissions expense	(161)	(9.1	)%(4)
Other, net	154	3.3%

	$2,654	9.3%

(1)	Increase primarily attributable to annual compensation adjustments in May 2018, increased stock-based compensation expense and increases in headcount. The increase in stock-based compensation expense was due to an increase in stock options granted between July 1, 2017 and June 30, 2018, and to increased expense for certain Vicor stock options held by a non-employee.
(2)	Increase primarily attributable to the timing of the 2018 audit process and higher total audit fees for the 2017 audit, a portion of which was expensed in 2018, compared to the 2016 audit.
(3)	Increase attributable to an increase in corporate legal matters, including the Picor merger.
(4)	Decrease primarily attributable to the decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Research and development expenses were $22,529,000 for the six months ended June 30, 2018, a decrease of $410,000, or 1.8%, from $22,939,000 for the six months ended June 30, 2017. As a percentage of net revenues, research and development expenses decreased to 16.2% for the six month period ended June 30, 2018 from 20.5% for the six month period ended June 30, 2017, primarily due to the increase in net revenues.

The components of the $410,000 decrease in research and development expenses for the six months ended June 30, 2018 from the six months ended June 30, 2017 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$(1,139)	(27.7	)%(1)
Outside services	100	36.8%
Deferred costs	246	30.7	%(2)
Supplies expense	256	61.0	%(3)
Compensation	349	2.2	%(4)
Other, net	(222)	(6.7)%

	$(410)	(1.8)%

(1)	Decrease primarily attributable to decreased spending for new product development by the VI Chip segment. Spending on the development of Power-on-Package technology, for example, was at a high point in the second quarter of 2017.
(2)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
(3)	Increase primarily attributable to an increase in spending by the VI Chip segment.
(4)	Increase primarily attributable to annual compensation adjustments in May 2018, increased stock-based compensation expense and increases in headcount.

The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2018 and the six months ended June 30, 2017 and the changes from period to period were as follows (in thousands):

	2018	2017	Increase (decrease)
Rental income	$396	$396	$—
Foreign currency (losses) gains, net	(152)	204	(356)
Interest income	108	47	61
Gain on disposals of equipment	16	23	(7)
Credit gains on available-for-sale securities	4	6	(2)
Other, net	14	9	5

	$386	$685	$(299)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in 2018 compared to 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

Income (loss) before income taxes was $12,388,000 for the six months ended June 30, 2018, as compared to $(1,231,000) for the six months ended June 30, 2017.

The provision for income taxes and the effective income tax rates for the six months ended June 30, 2018 and the six months ended June 30, 2017 were as follows (dollars in thousands):

	2018	2017
Provision for income taxes	$497	$168
Effective income tax rate	4.0%	13.6%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits. The provision for income taxes in 2017 was primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses during the periods due to a full valuation allowance against all net domestic deferred tax assets.

Net income per diluted share attributable to Vicor Corporation was $0.29 for the six months ended June 30, 2018, compared to net loss per share of $(0.04) for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $53,920,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 4.7:1 as of June 30, 2018 and 4.2:1 as of December 31, 2017. Working capital, defined as total current assets less total current liabilities, increased $23,196,000 to $113,992,000 as of June 30, 2018 from $90,796,000 as of December 31, 2017.

The changes in working capital from December 31, 2017 to June 30, 2018 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$9,690
Accounts receivable	10,569
Inventories, net	5,254
Other current assets	486
Accounts payable	(2,154)
Accrued compensation and benefits	(1,158)
Accrued expenses	454
Sales allowances	(550)
Accrued severance charge	(350)
Income taxes payable	(226)
Deferred revenue	1,181

$23,196

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2018

The primary sources of cash for the six months ended June 30, 2018 were from operating activities of $8,528,000 and proceeds from the issuance of Common Stock upon the exercise of options under our stock option plans and the sale of shares of our Common Stock under our ESPP, of $4,966,000. The primary use of cash for the six months ended June 30, 2018 was for purchase of equipment of $3,558,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2018. As of June 30, 2018, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $2,044,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2018.

Vicor Corporation

June 30, 2018

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2018, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2018.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency exchange rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

Item 4 — Controls and Procedures

(a) Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2018). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

June 30, 2018

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2018

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6 — Exhibits

Exhibit Number	Description

10.1	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 31, 2018	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2018	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)