Form 10-Q
period 2018-09-30
VICOR CORP
filed 2018-10-26
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)

25 Frontage Road, Andover, Massachusetts 01810

(Address of Principal Executive Office)

(978) 470-2900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 19, 2018 was:

Common Stock, $.01 par value	28,408,092
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I — Financial Information

Item 1 — Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$68,206	$44,230
Accounts receivable, less allowance of $252 in 2018 and $159 in 2017	45,052	34,487
Inventories, net	43,444	36,499
Other current assets	3,900	3,616

Total current assets	160,602	118,832
Long-term deferred tax assets, net	184	210
Long-term investments, net	2,613	2,525
Property, plant and equipment, net	41,465	41,356
Other assets	2,801	2,801

Total assets	$207,665	$165,724

Liabilities and Equity
Current liabilities:
Accounts payable	$13,106	$9,065
Accrued compensation and benefits	9,159	9,891
Accrued expenses	2,384	2,989
Sales allowances	567	—
Accrued severance and other charges	325	—
Income taxes payable	708	300
Deferred revenue	4,442	5,791

Total current liabilities	30,691	28,036

Long-term deferred revenue	249	303
Contingent consideration obligations	470	678
Long-term income taxes payable	195	195
Other long-term liabilities	100	93

Total liabilities	31,705	29,305

Commitments and contingencies (Note 12)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	402	401
Additional paid-in capital	192,373	181,395
Retained earnings	122,090	93,605
Accumulated other comprehensive loss	(516)	(478)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	175,540	136,114
Noncontrolling interest	420	305

Total equity	175,960	136,419

Total liabilities and equity	$207,665	$165,724

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$78,035	$56,888	$217,500	$169,059
Cost of revenues	39,031	31,745	112,402	94,334

Gross margin	39,004	25,143	105,098	74,725
Operating expenses:
Selling, general and administrative	15,280	14,500	46,493	43,059
Research and development	10,691	10,543	33,220	33,482
Severance and other charges (credits)	(10)	—	340	—

Total operating expenses	25,961	25,043	80,053	76,541

Income (loss) from operations	13,043	100	25,045	(1,816)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	32	34	88	91
Less: portion of gains recognized in other comprehensive income (loss)	(30)	(31)	(82)	(82)

Net credit gains recognized in earnings	2	3	6	9
Other income (expense), net	230	306	612	985

Total other income (expense), net	232	309	618	994

Income (loss) before income taxes	13,275	409	25,663	(822)
Less: Provision for income taxes	227	371	724	539

Consolidated net income (loss)	13,048	38	24,939	(1,361)
Less: Net income attributable to noncontrolling interest	36	49	124	83

Net income (loss) attributable to Vicor Corporation	$13,012	$(11)	$24,815	$(1,444)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.32	$(0.00)	$0.62	$(0.04)
Diluted	$0.32	$(0.00)	$0.61	$(0.04)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	40,120	39,288	39,769	39,177
Diluted	41,124	39,288	40,645	39,177

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$13,048	$38	$24,939	$(1,361)
Foreign currency translation (losses) gains, net of tax (1)	(156)	(16)	(129)	88
Unrealized gains on available-for-sale securities, net of tax (1)	30	31	82	82

Other comprehensive income (loss)	(126)	15	(47)	170

Consolidated comprehensive income (loss)	12,922	53	24,892	(1,191)
Less: Comprehensive income attributable to noncontrolling interest	25	47	115	89

Comprehensive income (loss) attributable to Vicor Corporation	$12,897	$6	$24,777	$(1,280)

(1)

The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2018 and 2017. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2018 and 2017.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Consolidated net income (loss)	$24,939	$(1,361)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,870	6,590
Stock-based compensation expense, net	2,604	1,272
Provision for doubtful accounts	91	8
Decrease in long-term income taxes payable	—	(5)
Increase in other long-term liabilities	7	90
Decrease in long-term deferred revenue	(54)	(53)
Gain on disposal of equipment	(45)	(15)
Deferred income taxes	26	17
Credit gain on available-for-sale securities	(6)	(9)
Change in current assets and liabilities, net	(11,590)	(5,896)

Net cash provided by operating activities	22,842	638

Investing activities:
Additions to property, plant and equipment	(6,894)	(10,164)
Proceeds from sale of equipment	45	15
Increase in other assets	(92)	(17)

Net cash used for investing activities	(6,941)	(10,166)

Financing activities:
Proceeds from issuance of Common Stock	8,378	2,510
Payment of contingent consideration obligations	(208)	(175)

Net cash provided by financing activities	8,170	2,335

Effect of foreign exchange rates on cash	(95)	(41)

Net increase (decrease) in cash and cash equivalents	23,976	(7,234)
Cash and cash equivalents at beginning of period	44,230	56,170

Cash and cash equivalents at end of period	$68,206	$48,936

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2018. The balance sheet at December 31, 2017 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission on March 9, 2018 (“2017 Form 10-K”).

2. Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition (“Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The Company adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result, the Company has changed its accounting policy for revenue recognition, as detailed below. The most significant impacts of the adoption were on the timing of recognition of sales to the Company’s stocking distributors and including the additional required disclosures under the new standard. Through December 31, 2017, the Company deferred revenue and the related cost of sales on shipments to stocking distributors until the distributors resold the products to their customers. Upon adoption, the Company is no longer permitted to defer revenue until sale by the stocking distributor to the end customer, but rather, is required to estimate the effects of returns and allowances provided to stocking distributors and record revenue at the time of sale to the stocking distributor. In addition, the Company modified the accounting for a contractual arrangement due to a reassessment of the number of performance obligations in the arrangement, and adjusted for the timing of certain royalty revenue. The cumulative effect of adopting this guidance, recorded as an increase to the balance of retained earnings as of January 1, 2018, was approximately $3,670,000. The comparative information for the three and nine months ended September 30, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The following tables summarize the impacts of adopting the new revenue recognition guidance on certain components of the Company’s condensed consolidated financial statements (in thousands):

a) Consolidated Balance Sheet Items

	As of September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Accounts receivable, net	$45,052	$(24)	$45,028
Inventories, net	43,444	(128)	43,316
Total assets	207,665	(152)	207,513

Income taxes payable	708	(25)	683
Deferred revenue	4,442	4,911	9,353
Sales allowances	567	(497)	70
Total liabilities	31,705	4,389	36,094

Retained earnings	122,090	(4,541)	117,549
Total equity	175,960	(4,541)	171,419
Total liabilities and equity	207,665	(152)	207,513

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

b) Consolidated Statement of Operations Items

	Three Months Ended September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$78,035	$(1,026)	$77,009
Cost of revenues	39,031	(575)	38,456

Gross margin	39,004	(451)	38,553

Income before income taxes	13,275	(451)	12,824
Provision for income taxes	227	(7)	220
Consolidated net income	13,048	(444)	12,604
Net income attributable to Vicor Corporation	13,012	(444)	12,568

	Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$217,500	$(2,427)	$215,073
Cost of revenues	112,402	(1,531)	110,871

Gross margin	105,098	(896)	104,202

Income before income taxes	25,663	(896)	24,767
Provision for income taxes	724	(25)	699
Consolidated net income	24,939	(871)	24,068
Net income attributable to Vicor Corporation	24,815	(871)	23,944

The impact of the adoption of the new revenue recognition standard on the unaudited consolidated statements of comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2018 was not material.

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

September 30, 2018

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

September 30, 2018

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

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the three and nine months ended September 30, 2018, under Topic 606, the Company recognized revenue of approximately $471,000 and $781,000, respectively, that was included in deferred revenue at the beginning of each respective period.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by reportable segment, (in thousands):

	Three Months Ended September 30, 2018
	BBU	VI Chip	Picor	Total
United States	$20,508	$8,265	$887	$29,660
Europe	7,013	1,119	68	8,200
Asia Pacific	22,136	11,252	5,326	38,714
All other	1,369	92	—	1,461

	$51,026	$20,728	$6,281	$78,035

	Nine Months Ended September 30, 2018
	BBU	VI Chip	Picor	Total
United States	$55,794	$24,035	$1,873	$81,702
Europe	16,615	2,861	249	19,725
Asia Pacific	64,223	33,544	14,566	112,333
All other	3,380	317	43	3,740

	$140,012	$60,757	$16,731	$217,500

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by reportable segment, (in thousands):

	Three Months Ended September 30, 2018
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$44,269	$17,853	$5,655	$67,777
Stocking distributors, net of sales allowances	6,236	1,254	519	8,009
Non-recurring engineering	513	1,604	90	2,207
Royalties	8	8	8	24
Other	—	9	9	18

	$51,026	$20,728	$6,281	$78,035

	Nine Months Ended September 30, 2018
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$123,147	$52,787	$15,137	$191,071
Stocking distributors, net of sales allowances	15,934	5,673	1,251	22,858
Non-recurring engineering	885	2,224	270	3,379
Royalties	46	46	46	138
Other	—	27	27	54

	$140,012	$60,757	$16,731	$217,500

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	September 30, 2018	December 31, 2017	Increase (decrease)
Accounts receivable	$45,052	$34,487	$10,565
Deferred revenue	(2,735)	(5,015)	2,280
Deferred expenses	315	377	(62)
Customer prepayments	(1,707)	(776)	(931)
Sales allowances	(567)	—	(567)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The increase in accounts receivable was primarily due to an increase in net revenues of approximately $19,264,000 in the third quarter of 2018 compared to the fourth quarter of 2017. The decrease in deferred revenue was primarily due to the adoption of the new revenue recognition guidance, as the balances related to stocking distributors were reversed as part of the transition adjustment recorded as of January 1, 2018 (see Note 2 to the Condensed Consolidated Financial Statements). The increase in sales allowances was due to the establishment of new allowances, in connection with the new revenue recognition guidance, for potential returns and price adjustment credits on sales to stocking distributors.

Deferred expenses are included in Other current assets, and customer prepayments are included in Deferred revenue, in the accompanying Condensed Consolidated Balance Sheets, respectively.

4. Long-Term Investments

As of September 30, 2018 and December 31, 2017, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2018, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2018.

The following is a summary of available-for-sale securities (in thousands):

September 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$387	$2,613

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$475	$2,525

As of September 30, 2018, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The cost and estimated fair value of the Failed Auction Security on September 30, 2018, by contractual maturity, is shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,613

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on September 30, 2018, with a par value of $3,000,000, was estimated by the Company to be approximately $2,613,000. The gross unrealized loss of $387,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $42,000 and an aggregate temporary impairment of $345,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the nine months ended September 30 (in thousands):

	2018	2017
Balance at the beginning of the period	$48	$59
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(6)	(9)

Balance at the end of the period	$42	$50

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2018 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2018
Cash equivalents:
Money market funds	$9,542	$—	$—	$9,542
Long-term investments:
Failed Auction Security	—	—	2,613	2,613
Liabilities:
Contingent consideration obligations	—	—	(470)	(470)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2017 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2017
Cash equivalents:
Money market funds	$9,279	$—	$—	$9,279
Long-term investments:
Failed Auction Security	—	—	2,525	2,525
Liabilities:
Contingent consideration obligations	—	—	(678)	(678)

As of September 30, 2018, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2018. The major assumptions used in preparing the DCF model were similar to those described in Note 5 — Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Quantitative information about Level 3 fair value measurements as of September 30, 2018 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,613	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.06%
			Cumulative probability of principal return prior to maturity	94.80%
			Cumulative probability of default	5.15%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2018 was as follows (in thousands):

Balance at the beginning of the period	$2,525
Credit gain on available-for-sale securities included in Other income (expense), net	6
Gain included in Other comprehensive income	82

Balance at the end of the period	$2,613

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the nine months ended September 30, 2018 was as follows (in thousands):

Balance at the beginning of the period	$678
Payments	(208)

Balance at the end of the period	$470

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”) as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$58	$53	$173	$125
Selling, general and administrative	474	466	1,973	861
Research and development	156	212	458	286

Total stock-based compensation	$688	$731	$2,604	$1,272

The increase in stock-based compensation between the nine-month periods ended September 30, 2018 and 2017 was due to an increase in stock options granted between July 1, 2017 and September 30, 2018.

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$503	$689	$2,101	$1,230
ESPP	185	42	503	42

Total stock-based compensation	$688	$731	$2,604	$1,272

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

7. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Vicor Corporation	$13,012	$(11)	$24,815	$(1,444)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	40,120	39,288	39,769	39,177
Effect of dilutive securities:
Employee stock options (2)	1,004	—	876	—

Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	41,124	39,288	40,645	39,177

Basic net income (loss) per share	$0.32	$(0.00)	$0.62	$(0.04)

Diluted net income (loss) per share	$0.32	$(0.00)	$0.61	$(0.04)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)

Options to purchase 54,818 and 47,573 shares of Common Stock for the three and nine months ended September 30, 2018, respectively, and 1,452,808 shares of Common Stock for the three and nine months ended September 30, 2017, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Inventories were as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$34,328	$27,400
Work-in-process	3,864	3,596
Finished goods	5,252	5,503

Net balance	$43,444	$36,499

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

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$326	$244	$290	$214
Accruals for warranties for products sold in the period	6	126	139	321

Fulfillment of warranty obligations	(17)	(82)	(94)	(179)
Revisions of estimated obligations	(58)	—	(78)	(68)

Balance at the end of the period	$257	$288	$257	$288

10. Severance and Other Charges

In May 2018, the Company’s management authorized the closure of its Granite Power Technologies, Inc. (“GPT”) subsidiary, of the Brick Business Unit (“BBU”) segment, by the end of 2018. GPT, located in Manchester, N.H., is one of three Vicor Custom Power (“VCP”) entities. Certain of GPT’s products will continue to be manufactured and sold by the two remaining VCP entities. As a result, the Company recorded a pre-tax charge of $350,000 in the second quarter of 2018, for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. This was recorded as “Severance and other charges” in the Condensed Consolidated Statement of Operations. The related liability is presented as “Accrued severance and other charges” in the Condensed Consolidated Balance Sheets. Adjustments to reduce the liability recorded during the third quarter of 2018 were due to certain GPT employees accepting positions with Vicor, severance payments made to employees who have left GPT after the authorization of the closure, and to increase the liability for an early termination fee under GPT’s lease.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

11. Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$227	$371	$724	$539
Effective income tax rate	1.7%	90.7%	2.8%	65.6%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits that were previously fully reserved. The provisions for income taxes in each 2017 period were primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards. No tax benefit could be recognized for the majority of the Company’s losses during the 2017 periods due to a full valuation allowance against all net domestic deferred tax assets.

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

Certain impacts of the Tax Act would generally require accounting to be completed in the period of enactment. However, in response to the complexities of the Tax Act, the Securities and Exchange Commission (“SEC”) issued guidance through Staff Accounting Bulletin No. 118 to provide companies with relief. Specifically, when the initial accounting for items under the Tax Act is incomplete, the guidance allows companies to include provisional amounts when reasonable estimates can be made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impact of the new legislation and the Company expects to finalize the accounting in the fourth quarter. The Company has recognized the provisional tax impacts related to the re-measurement of its deferred tax assets and liabilities, and one-time transition tax, for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. There have been no material changes to the provisional tax impacts referred to above during 2018.

As of September 30, 2018, the Company continues to maintain a valuation allowance of approximately $28,541,000 against all domestic net deferred tax assets. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Due to improving financial results, the Company may release all or a portion of the valuation allowance in the near-term. The release of the valuation

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

allowance, however, as well as the exact timing and the amount of such release continues to be subject to, among other things, the Company’s level of profitability, revenue growth, and expectations regarding future profitability. Since the Company was in a significant cumulative loss position as of December 31, 2017, and until actual operating results continue to be consistently positive, it will continue to maintain the full valuation allowance on its domestic deferred tax assets. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statements of operations, the effect of which would be an increase in reported net income, and the adjustment could likely be material.

In May 2017, the Company received notice from the Internal Revenue Service that its federal corporate tax return for tax year 2015 had been selected for examination. The examination was completed in May 2018 resulting in no tax liability to the Company. In January 2018, the Company received notice from the New York State Department of Taxation that its New York State tax returns for tax years 2014 through 2016 were selected for audit. The audit was completed in the third quarter of 2018, resulting in an immaterial assessment.

12. Commitments and Contingencies

At September 30, 2018, the Company had approximately $9,512,000 of capital expenditure commitments.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

On October 31, 2017, the Company filed a request with the USPTO for ex parte reexamination of the ‘702 patent, based on different prior art references than had been at issue in the previous inter partes reexamination of the ‘702 patent. On December 6, 2017, the USPTO issued a decision granting the Company’s request and initiating ex parte reexamination of the ‘702 patent. On March 21, 2018, the USPTO issued a non-final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. On May 14, 2018, SynQor filed a petition asking the USPTO to vacate its prior decision granting the Company’s request for ex parte reexamination. No action has been taken on the petition to date. On September 12, 2018, the USPTO issued a final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. The Company continues to monitor the progress of this proceeding.

On August 6, 2018, the Company filed a request with the USPTO for ex parte reexamination of the ‘190 patent, based on different prior art references than had been at issue in the previous inter partes reexamination of the ‘190 patent. On September 11, 2018, SynQor filed a petition asking the USPTO to reject the Company’s request on the ground that it presented substantially the same prior art or arguments presented to the USPTO in the prior Inter Partes Reexamination of the ‘190 patent. There have been no substantive actions taken in this reexamination proceeding to date.

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

13. Picor Merger

On May 25, 2018, the Company’s Board of Directors unanimously approved the merger of the Company with Picor Corporation (“Picor”), a subsidiary of Vicor, fully consolidated for financial reporting purposes, in which the Company was the majority stockholder. The merger was completed as of May 30, 2018, at which time the separate corporate existence of Picor ceased. To effect the merger, holders of Picor Common Stock and Picor stock options received an equivalent value of Vicor Common Stock and Vicor stock options, respectively, which caused the Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, and options outstanding thereunder, to be assumed and restated by Vicor. While Picor’s subsidiary status and corporate form ceased to exist upon the closing of the merger, the operations previously conducted by Picor, which are now conducted by Vicor, continue to be managed and remain categorized as a segment for financial reporting purposes. There was no net impact on the Company’s consolidated financial statements nor any impact on the Company’s segment reporting for the three and nine months ended September 30, 2018 as a result of the merger.

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

September 30, 2018

(unaudited)

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

The following table provides segment financial data as of and for the three months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2018:
Net revenues	$51,026	$21,525	$8,587	$—	$(3,103)	$78,035
Income (loss) from operations	10,444	1,304	1,579	(284)	—	13,043
Total assets	268,520	44,262	13,500	83,865	(202,482)	207,665
Depreciation and amortization	858	913	200	360	—	2,331

2017:
Net revenues	$38,529	$14,745	$6,360	$—	$(2,746)	$56,888
Income (loss) from operations	2,007	(2,952)	1,359	(314)	—	100
Total assets	227,408	33,021	11,934	64,864	(171,151)	166,076
Depreciation and amortization	971	712	188	373	—	2,244

The following table provides segment financial data as of and for the nine months ended September 30 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2018:
Net revenues	$140,012	$63,125	$25,983	$—	$(11,620)	$217,500
Income (loss) from operations	16,710	3,669	6,037	(1,371)	—	25,045
Total assets	268,520	44,262	13,500	83,865	(202,482)	207,665
Depreciation and amortization	2,652	2,560	587	1,071	—	6,870

2017:
Net revenues	$115,141	$42,835	$19,553	$—	$(8,470)	$169,059
Income (loss) from operations	5,962	(10,761)	3,825	(842)	—	(1,816)
Total assets	227,408	33,021	11,934	64,864	(171,151)	166,076
Depreciation and amortization	2,944	2,000	558	1,088	—	6,590

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

(1)

The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

15. Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies the disclosure requirements on fair value measurements under Topic 820, Fair Value Measurements (“Topic 820”). Certain disclosure requirements under Topic 820 were removed, others modified, and certain disclosures have been added. The changes that will impact the Company primarily pertain to those affecting Level 3 fair value measurements. The new guidance is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a retrospective approach with certain elements being adopted prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued new guidance, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for share-based payments to non-employees with the accounting for share-based payments to employees. This new guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early-adopted the new standard on July 1, 2018. The adoption of this new guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

Lease Accounting

In February 2016, the FASB issued new guidance for lease accounting, which will require lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (“ROU”) that will require a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and accounting for sales-type and direct financing leases. The majority of the Company’s leases are for certain of its office and manufacturing space. The Company is a party to one arrangement as the lessor, for its former Westcor facility located in Sunnyvale, California.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The new standard is effective for the Company as of January 1, 2019, with early adoption permitted. The Company plans to adopt the new guidance on its effective date. The new standard must be adopted using a modified retrospective transition approach, applying the guidance to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of application. The Company plans to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients. The Company expects to elect the ‘package of practical expedients’, which permits companies to not reassess under the new standard lease identification, lease classification and initial direct costs. The Company does not plan to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable.

The Company has developed an implementation plan and continues to gather information, including compiling an inventory of all leasing arrangements and performing initial calculations, to assess the impact of the new standard on its financial statements. While the Company believes this new standard will have a material impact on the financial statements, particularly the balance sheet and disclosures, a quantification of the potential impact has not yet been completed.

Other new pronouncements issued but not effective until after September 30, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September  30, 2018

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

September 30, 2018

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

The Picor segment consists of the operations of our former subsidiary, Picor Corporation, which was merged into Vicor in May 2018 (see Note 13 to the Condensed Consolidated Financial Statements). The Picor segment designs, develops, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment is a “fabless manufacturer,” as its products are manufactured, assembled, packaged, and tested by third parties in Asia and the United States. The Picor segment develops integrated circuits for use in our BBU and VI Chip modules, to be sold as complements to our BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications, and are often integrated with VI Chip products to enable a customer solution, particularly in the datacenter and supercomputer segments of the computing market. While Picor Corporation’s subsidiary status and corporate form ceased to exist upon the closing of the merger, Picor operations remain categorized as a segment for financial reporting purposes.

Our improved consolidated operating results for the third quarter of 2018 were driven by an increase in net revenues, a consequence of sequential quarterly increases in bookings and order backlog, as well as improved gross margins resulting from higher production volumes, favorable product mix, and improved pricing. The sequential increase in quarterly revenue for the period was primarily a result of double-digit percentage increases in the value of shipments of certain legacy and advanced product lines, as well as the start of production shipments of our “Power-on-Package” solution.

Current order booking activity reflects customer interest in our expanding portfolio of highly-differentiated advanced products. Market uptake of our 48 volt to point-of-load solutions for datacenters and supercomputers accelerated during the third quarter of 2018, with increased order volumes for our Power-on-Package solutions. We also are receiving increased interest and orders for our ChiP, SM-ChiP, and CM-ChiP modules across a range of applications. Year-to-date bookings for our legacy brick converters, configurable products, and associated components have recovered and are above historical trend, which we attribute primarily to the extended recovery of economic conditions in the geographies and markets we serve, notably in defense electronics, high-value capital goods, and rail. However, legacy bookings from distributors declined slightly sequentially, which we consider to be a potential reversion to trend, after the strong order volumes of the first and second quarters.

We believe the following considerations may influence our performance for the fourth quarter of 2018, and into 2019:

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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

•

We continue to invest in the production capacity to meet our internal volume projections, and believe these projections are reasonable and our investment will be adequate. However, if sustained, uniform, high volume production levels are not achieved, our product-level profitability likely will not reach the levels necessary to cover our fixed spending, consisting of manufacturing overhead costs and operating costs.

•

Current capital investments are focused in the expansion of manufacturing capacity for the production of advanced products at our Andover facility. Based on our long-term forecast of production levels, we anticipate substantial additional capacity will be required to meet requirements beyond 2019. We have concluded the most appropriate manner of meeting our long-term capacity requirements will be to initially expand the production area of our Andover facility by approximately 90,000 square feet, through the addition of a two story wing housing ChiP manufacturing equipment. We have entered the design and permitting phase for this project and expect to complete construction by the end of 2019 and begin production in early 2020. We also are proceeding with the evaluation of alternative projects for the addition of another, larger facility, but are no longer limiting our evaluation to opportunities within New England. Construction activity can be difficult to schedule, and construction sites can present management and operational challenges. As such, given the proximity of the proposed new facility to our existing facility, this construction activity has the potential to disrupt our current operations, which could cause production to be delayed and costs to increase.

•

Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements of a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories, which often cause prices of these components and materials to rise. With the implementation earlier this year of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the U.S., we are now exposed to higher costs on a material quantity of electronic components and devices we import from China for use in the manufacture of our products.

•

To mitigate supply chain risks, we focus on identifying and reducing potential vulnerabilities to stock-outs, vendor shortages, and similar disruptions. We maintain safety-stock programs for certain critical components and materials, and these programs recently have contributed to increased levels of raw material inventory. We also have established second-source supply relationships, in order to reduce exposure to material shortages. However, the global electronics supply chain continues to experience lengthened lead times, and our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material. We do not expect lead-times to shorten in 2018 and anticipate availability of certain commodity components will remain uncertain into 2019.

•

We import from China a range of materials used in the manufacture of our products. These products are subject to Section 301 Tariffs that went into effect on July 6, 2018 and August 23, 2018. Given the relatively short length of time since the tariffs were put in effect, our third quarter results were not materially influenced by tariffs we incurred on Chinese imports. However, we have assessed the potential amount of additional costs such tariffs may represent going forward and have concluded we will absorb the costs, rather than pass them on to our customers, for the foreseeable future. Should the amount of additional costs expand to be materially higher than our current estimate, we may seek to pass some or all of these costs on to our customers in the form of a surcharge.

•

As revenue has increased, our operating expenses have declined as a percentage of revenue, although such expenses have not declined on an absolute basis. We have expanded and focused our engineering and sales organizations to pursue the promising opportunities afforded by our innovative, advanced products, and we believe our current level of spending is necessary to achieve our strategic goals. However, many of these opportunities are in early phases of development, and near-term revenue growth may not be sufficient to further reduce the percentages of revenue represented by our operating expenses meaningfully or to levels comparable to our high volume competitors.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

Market and Macroeconomic Considerations

•

Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48 volt to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest, notably associated with our Power-on-Package solution, as well as the entry of new vendors. As such, we face a more complex competitive landscape, with additional challenges. We continue to believe our new products will be adopted in volume by multiple, leading customers, as the number of OEMs, ODMs, hyperscalers, and cloud services providers with which we are engaged in development activities expanded in the third quarter. We also believe the recent introduction of our NBM and RFM product lines will contribute to broadening the adoption of our solutions. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than we do and have operational and financial flexibility we do not.

We anticipate aggregate demand for the mature markets we serve with our legacy products will grow over the long-term, only at the rate of the overall economy (i.e., in the United States, for example, at the rate of growth of gross domestic product). Given our long-standing customer relationships and the status of our legacy products in long-lived customer applications, we anticipate maintaining our share in many of these mature markets. While we are pursuing opportunities to replace our legacy products used in existing customers’ applications with advanced products and, similarly, to replace competitors’ products in existing applications, we believe such opportunities may not cumulatively contribute to expanding, in 2018, our share of the mature markets we serve with our legacy products.

Financial Highlights:

•

Net revenues increased 37.2% to $78,035,000 for the third quarter of 2018, from $56,888,000 for the third quarter of 2017, primarily due to an overall 41.6% increase in bookings in the third quarter of 2018, compared to the third quarter of 2017, with significant increases across all business units. We have recorded sequential increases in total bookings over the past eleven quarters.

•

Net revenues for the nine months ended September 30, 2018 increased by 28.7% to $217,500,000 from $169,059,000 for the nine months ended September 30, 2017, primarily due to an overall 43.4% increase in bookings for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, with significant increases across all business units.

•

Export sales, as a percentage of total revenues, represented approximately 62.2% in the third quarter of 2018 and 62.0% in the third quarter of 2017. Export sales, as a percentage of total revenues, for the nine months ended September 30, 2018 and 2017 were approximately 62.5% and 63.6%, respectively.

•

Gross margin increased to $39,004,000 for the third quarter of 2018 from $25,143,000 for the third quarter of 2017, and gross margin, as a percentage of net revenues, increased to 50.0% for the third quarter of 2018 from 44.2% for the third quarter of 2017, both due to the increase in net revenues.

•

Gross margin increased to $105,098,000 for the nine months ended September 30, 2018 from $74,725,000 for the nine months ended September 30, 2017, and gross margin, as a percentage of revenues, increased to 48.3% for the nine months ended September 30, 2018, compared to 44.2% for the nine months ended September 30, 2017, both due to the increase in net revenues.

•

Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $116,123,000 at the end of the third quarter of 2018, as compared to $103,100,000 at the end of the second quarter of 2018. The increase in backlog has been due to the sequential increases in bookings, across all business units, noted above.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

•

Operating expenses for the third quarter of 2018 increased $918,000, or 3.7%, to $25,961,000 from $25,043,000 for the third quarter of 2017, due to an increase in selling, general, and administrative expenses of $780,000, and an increase in research and development expense of $148,000.

•

Operating expenses for the nine months ended September 30, 2018 increased $3,512,000, or 4.6%, to $80,053,000 from $76,541,000 for the nine months ended September 30, 2017, due to an increase in selling, general, and administrative expenses of $3,434,000, partially offset by a decrease in research and development expense of $262,000. We recorded a severance charge of $350,000 during the second quarter of 2018 in connection with the planned closure of one of our Vicor Custom Power subsidiaries, Granite Power Technologies, Inc. (“GPT”), as part of our ongoing initiative to streamline operations and improve our cost structure.

•	We reported net income for the third quarter of 2018 of $13,012,000, or $0.32 per diluted share, compared to a net loss of $(11,000), or $(0.00) per share, for the third quarter of 2017.

•

We reported net income for the nine months ended September 30, 2018, of $24,815,000, or $0.61 per diluted share, compared to a net loss of $(1,444,000), or $(0.04) per share, for the nine months ended September 30, 2017.

•

For the nine months ended September 30, 2018, depreciation and amortization totaled $6,870,000, and capital additions totaled $6,894,000, compared to $6,590,000 and $10,164,000, respectively, for the nine months ended September 30, 2017.

•

Inventories increased by approximately $6,945,000, or 19.0%, to $43,444,000 at September 30, 2018, compared to $36,499,000 at December 31, 2017. This increase was primarily associated with increases in VI Chip and BBU inventories of $6,003,000 and $1,186,000, respectively, to meet increased bookings for the two segments, partially offset by a decrease in Picor inventories of $244,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the Company’s critical accounting policies and estimates.

See Note 2 to the Condensed Consolidated Financial Statements pertaining to the adoption of the new accounting standard for revenue recognition.

Three months ended September 30, 2018, compared to three months ended September 30, 2017

Consolidated net revenues for the third quarter of 2018 were $78,035,000, an increase of $21,147,000, or 37.2%, as compared to $56,888,000 for the third quarter of 2017, and an increase of $3,839,000, or 5.2%, on a sequential basis from $74,196,000 for the second quarter of 2018.

Net revenues, by segment, for the third quarter of 2018 and the third quarter of 2017 were as follows (dollars in thousands):

			Increase
	2018	2017	$	%
BBU	$51,026	$38,529	$12,497	32.4%
VI Chip	20,728	14,112	6,616	46.9%
Picor	6,281	4,247	2,034	47.9%

Total	$78,035	$56,888	$21,147	37.2%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

The increase in consolidated net revenues for the third quarter of 2018 from the third quarter of 2017 was primarily due to an overall 41.6% increase in bookings in the third quarter of 2018, compared to the third quarter of 2017, with significant increases across all business units. The increase in BBU segment revenues was primarily attributable to an increase in BBU module and configurable product revenues of approximately $12,029,000. Increases in revenues recorded by the VI Chip and Picor segments for the third quarter of 2018 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions.

Gross margin for the third quarter of 2018 increased $13,861,000, or 55.1%, to $39,004,000, from $25,143,000 for the third quarter of 2017. Gross margin as a percentage of net revenue increased to 50.0% for the third quarter of 2018 compared to 44.2% for the third quarter of 2017. Both increases were primarily due to the increase in net revenues and an improved mix of products shipped.

Selling, general, and administrative expenses were $15,280,000 for the third quarter of 2018, an increase of $780,000, or 5.4%, from $14,500,000 for the third quarter of 2017. Selling, general, and administrative expenses as a percentage of net revenues decreased to 19.6% for the third quarter of 2018 from 25.5% for the third quarter of 2017, primarily due to the increase in net revenues.

The components of the $780,000 increase in selling, general and administrative expenses for the third quarter of 2018 from the third quarter of 2017 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$465	5.2%	(1)
Advertising expenses	174	29.4%	(2)
Commissions expense	130	16.2%	(3)
Legal fees	109	36.4%	(4)
Other, net	(98)	(2.6)%

	$780	5.4%

(1)	Increase primarily attributable to annual compensation adjustments in May 2018 and increases in headcount.
(2)	Increase primarily attributed to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Increase primarily attributable to the increase in net revenues subject to commissions.
(4)	Increase attributable to an increase in corporate legal matters, including the Picor merger.

Research and development expenses were $10,691,000 for the third quarter of 2018, an increase of $148,000, or 1.4%, compared to $10,543,000 for the third quarter of 2017. As a percentage of net revenues, research and development expenses decreased to 13.7% for the third quarter of 2018 from 18.5% for the third quarter of 2017, primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

The significant components of ‘‘Other income (expense), net’’ for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2018	2017	Increase (decrease)
Rental income	$198	$198	$—
Interest income	68	42	26
Foreign currency (losses) gains, net	(66)	57	(123)
Gain (loss) on disposals of equipment	29	(8)	37
Credit gains on available-for-sale securities	2	3	(1)
Other, net	1	17	(16)

	$232	$309	$(77)

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

Income before income taxes was $13,275,000 for the third quarter of 2018, as compared to $409,000 for the third quarter of 2017.

The provision for income taxes and the effective income tax rates for the third quarter of 2018 and the third quarter of 2017 were as follows (dollars in thousands):

	2018	2017
Provision for income taxes	$227	$371
Effective income tax rate	1.7%	90.7%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits that were previously fully reserved. The provision for income taxes in 2017 was primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses in 2017 due to a full valuation allowance against all net domestic deferred tax assets.

See Note 11 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic net deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

Net income per diluted share attributable to Vicor Corporation was $0.32 for the third quarter of 2018 as compared to net loss per share of $(0.00) for the third quarter of 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

Nine months ended September 30, 2018, compared to nine months ended September 30, 2017

Consolidated net revenues for the nine months ended September 30, 2018 were $217,500,000, an increase of $48,441,000, or 28.7%, from $169,059,000 for the nine months ended September 30, 2017.

Net revenues, by segment, for the nine months ended September 30, 2018 and the nine months ended September 30, 2017 were as follows (dollars in thousands):

			Increase
	2018	2017	$	%
BBU	$140,012	$115,141	$24,871	21.6%
VI Chip	60,757	41,063	19,694	48.0%
Picor	16,731	12,855	3,876	30.2%

Total	$217,500	$169,059	$48,441	28.7%

The overall increase in consolidated net revenues for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 was primarily due to an overall 43.4% increase in bookings for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, with significant increases across all business units. The increase in BBU segment revenues was primarily attributable to an increase in BBU module and configurable product revenues of approximately $22,581,000, VJCL revenues of approximately $1,670,000 and Vicor Custom Power revenues of $918,000. Increases in revenues recorded by the VI Chip and Picor segments for the nine months ended September 30, 2018 were associated largely with fulfillment of increased orders for our 48 volt to point-of-load solutions.

Gross margin for the nine months ended September 30, 2018 increased $30,373,000, or 40.6%, to $105,098,000 from $74,725,000 for the nine months ended September 30, 2017, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues increased to 48.3% for the nine month period ended September 30, 2018 compared to 44.2% for the nine month period ended September 30, 2017. Both increases were primarily due to the increase in net revenues and an improved mix of products shipped.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

Selling, general and administrative expenses were $46,493,000 for the nine months ended September 30, 2018, an increase of $3,434,000, or 8.0%, compared to $43,059,000 for the nine months ended September 30, 2017. Selling, general and administrative expenses as a percentage of net revenues decreased to 21.4% for the nine month period ended September 30, 2018 from 25.5% for the nine month period ended September 30, 2017, primarily due to the increase in net revenues.

The components of the $3,434,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,507	9.4%	(1)
Audit, tax, and accounting fees	477	35.7%	(2)
Legal fees	315	29.8%	(3)
Advertising expenses	128	6.5%	(4)
Bad debt expense	85	1062.5%
Depreciation and amortization	(92)	(4.8)%
Other, net	14	0.1%

	$3,434	8.0%

(1)

Increase primarily attributable to annual compensation adjustments in May 2018, increased stock-based compensation expense and increases in headcount. The increase in stock-based compensation expense was due to an increase in stock options granted between July 1, 2017 and September 30, 2018.

(2)	Increase primarily attributable to the timing of the 2018 audit process and higher total audit fees for the 2017 audit, a portion of which was expensed in 2018, compared to the 2016 audit.
(3)	Increase attributable to an increase in corporate legal matters, including the Picor merger.
(4)	Increase primarily attributed to increases in sales support expenses, direct mailings, and advertising in trade publications.

Research and development expenses were $33,220,000 for the nine months ended September 30, 2018, a decrease of $262,000, or 0.8%, from $33,482,000 for the nine months ended September 30, 2017. As a percentage of net revenues, research and development expenses decreased to 15.3% for the nine month period ended September 30, 2018 from 19.8% for the nine month period ended September 30, 2017, primarily due to the increase in net revenues.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

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

The significant components of ‘‘Other income (expense), net’’ for the nine months ended September 30, 2018 and the nine months ended September 30, 2017 and the changes from period to period were as follows (in thousands):

	2018	2017	Increase (decrease)
Rental income	$594	$594	$—
Foreign currency (losses) gains, net	(217)	261	(478)
Interest income	177	88	89
Gain on disposals of equipment	45	15	30
Credit gains on available-for-sale securities	6	9	(3)
Other, net	13	27	(14)

	$618	$994	$(376)

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

Income (loss) before income taxes was $25,663,000 for the nine months ended September 30, 2018, as compared to $(822,000) for the nine months ended September 30, 2017.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2018 and the nine months ended September 30, 2017 were as follows (dollars in thousands):

	2018	2017
Provision for income taxes	$724	$539
Effective income tax rate	2.8%	65.6%

The effective tax rate was lower than the statutory tax rate in 2018 due to the utilization of net operating carryforwards and tax credits that were previously fully reserved. The provision for income taxes in 2017 was primarily due to estimated foreign income taxes and for estimated state taxes in jurisdictions in which we do not have net operating loss carryforwards. No tax benefit could be recognized for the majority of our losses in 2017 due to a full valuation allowance against all net domestic deferred tax assets.

See Note 11 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic net deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

Net income per diluted share attributable to Vicor Corporation was $0.61 for the nine months ended September 30, 2018, compared to net loss per share of $(0.04) for the nine months ended September 30, 2017.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2018

Liquidity and Capital Resources

As of September 30, 2018, we had $68,206,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.2:1 as of September 30, 2018 and 4.2:1 as of December 31, 2017. Working capital, defined as total current assets less total current liabilities, increased $39,115,000 to $129,911,000 as of September 30, 2018 from $90,796,000 as of December 31, 2017.

The changes in working capital from December 31, 2017 to September 30, 2018 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$23,976
Accounts receivable	10,565
Inventories, net	6,945
Other current assets	284
Accounts payable	(4,041)
Accrued compensation and benefits	732
Accrued expenses	605
Sales allowances	(567)
Accrued severance charge	(325)
Income taxes payable	(408)
Deferred revenue	1,349

$39,115

The primary sources of cash for the nine months ended September 30, 2018 were from operating activities of $22,842,000 and proceeds from the issuance of Common Stock upon the exercise of options under our stock option plans and the sale of shares of our Common Stock under our 2017 Employee Stock Purchase Plan, of $8,378,000. The primary use of cash for the nine months ended September 30, 2018 was for purchase of equipment of $6,894,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2018. As of September 30, 2018, we had approximately $8,541,000 remaining under the November 2000 Plan.

Our primary liquidity needs are for making continuing investments in manufacturing equipment. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operations and capital equipment purchases for the foreseeable future. We had approximately $9,512,000 of capital expenditure commitments, principally for manufacturing equipment, as of September 30, 2018.

Vicor Corporation

September  30, 2018

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2018, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2018.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2018). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Vicor Corporation

September 30, 2018

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September  30, 2018

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 26, 2018	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2018	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer (Principal Financial Officer)