Form 10-Q
period 2019-03-31
VICOR CORP
filed 2019-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Smaller reporting company	☐

Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 19, 2019 was:

Common Stock, $.01 par value	28,506,334
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,614	$70,557
Accounts receivable, less allowance of $131 in 2019 and $224 in 2018	41,705	43,673
Inventories, net	51,589	47,370
Other current assets	3,880	3,460

Total current assets	163,788	165,060
Long-term deferred tax assets, net	266	265
Long-term investments, net	2,546	2,526
Property, plant and equipment, net	55,642	50,432
Other assets	2,762	2,785

Total assets	$225,004	$221,068

Liabilities and Equity
Current liabilities:
Accounts payable	$11,177	$16,149
Accrued compensation and benefits	9,410	10,657
Accrued expenses	2,166	2,631
Operating lease liabilities	1,678	—
Sales allowances	617	548
Accrued severance and other charges	49	234
Income taxes payable	182	710
Deferred revenue	5,454	5,069

Total current liabilities	30,733	35,998

Long-term deferred revenue	214	232
Contingent consideration obligations	378	408
Long-term income taxes payable	240	238
Long-term operating lease liabilities	2,747	102

Total liabilities	34,312	36,978
Commitments and contingencies (Note 12)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	403	402
Additional paid-in capital	195,799	193,457
Retained earnings	133,286	129,000
Accumulated other comprehensive loss	(436)	(394)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	190,243	183,656
Noncontrolling interest	449	434

Total equity	190,692	184,090

Total liabilities and equity	$225,004	$221,068

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$65,725	$65,269
Cost of revenues	34,639	35,058

Gross margin	31,086	30,211
Operating expenses:
Selling, general and administrative	15,373	15,399
Research and development	11,220	11,126

Total operating expenses	26,593	26,525

Income from operations	4,493	3,686
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	20	23
Less: portion of gains recognized in other comprehensive income	(19)	(21)

Net credit gains recognized in earnings	1	2
Other income (expense), net	238	428

Total other income (expense), net	239	430

Income before income taxes	4,732	4,116
Less: Provision for income taxes	426	134

Consolidated net income	4,306	3,982
Less: Net income attributable to noncontrolling interest	20	39

Net income attributable to Vicor Corporation	$4,286	$3,943

Net income per common share attributable to Vicor Corporation:
Basic	$0.11	$0.10
Diluted	$0.10	$0.10
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	40,229	39,479
Diluted	41,029	40,167

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$4,306	$3,982
Foreign currency translation (losses) gains, net of tax (1)	(66)	242
Unrealized gains on available-for-sale securities, net of tax (1)	19	21

Other comprehensive (loss) income	(47)	263

Consolidated comprehensive income	4,259	4,245
Less: Comprehensive income attributable to noncontrolling interest	15	58

Comprehensive income attributable to Vicor Corporation	$4,244	$4,187

(1)

The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2019 and 2018. Therefore, there is no income tax benefit (provision) recognized for the three and three months ended March 31, 2019 and 2018.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Consolidated net income	$4,306	$3,982
Adjustments to reconcile consolidated net income to net cash used for operating activities:
Depreciation and amortization	2,445	2,269
Stock-based compensation expense, net	773	736
(Benefit) provision for doubtful accounts	(88)	32
Increase in long-term income taxes payable	2	5
Increase in other long-term liabilities	—	2
Decrease in long-term deferred revenue	(18)	(18)
Gain on disposal of equipment	(9)	(14)
Deferred income taxes	(1)	(3)
Credit gain on available-for-sale securities	(1)	(2)
Change in current assets and liabilities, net	(9,529)	(7,801)

Net cash used for operating activities	(2,120)	(812)
Investing activities:
Additions to property, plant and equipment	(3,322)	(1,858)
Proceeds from sale of equipment	9	14
Increase in other assets	(8)	(104)

Net cash used for investing activities	(3,321)	(1,948)
Financing activities:
Proceeds from issuance of Common Stock	1,570	1,285
Payment of contingent consideration obligations	(30)	(94)

Net cash provided by financing activities	1,540	1,191

Effect of foreign exchange rates on cash	(42)	17

Net decrease in cash and cash equivalents	(3,943)	(1,552)
Cash and cash equivalents at beginning of period	70,557	44,230

Cash and cash equivalents at end of period	$66,614	$42,678

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2018	$118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Sales of Common Stock			291				291		291
Stock-based compensation expense			773				773		773
Issuances of stock through employee stock purchase plan		1	1,278				1,279		1,279
Components of comprehensive income, net of tax
Net income				4,286			4,286	20	4,306
Other comprehensive loss					(42)		(42)	(5)	(47)

Total comprehensive income							4,244	15	4,259

Balance on March 31, 2019	$118	$403	$195,799	$133,286	$(436)	$(138,927)	$190,243	$449	$190,692

Three Months Ended March 31, 2018	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2017	$118	$401	$181,395	$93,605	$(478)	$(138,927)	$136,114	$305	$136,419
Sales of Common Stock			358				358		358
Stock-based compensation expense			736				736		736
Issuances of stock through employee stock purchase plan		1	926				927		927
Cumulative effect of adoption of new accounting principle (Topic 606)				3,670			3,670		3,670
Components of comprehensive income, net of tax
Net income				3,943			3,943	39	3,982
Other comprehensive income					244		244	19	263

Total comprehensive income							4,187	58	4,245

Balance on March 31, 2018	$118	$402	$183,415	$101,218	$(234)	$(138,927)	$145,992	$363	$146,355

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2019. The balance sheet at December 31, 2018 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission on February 28, 2019 (“2018 Form 10-K”).

2.	Recently Adopted Accounting Standard

In February 2016, the FASB issued new guidance for lease accounting, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and accounting for sales-type and direct financing leases.

The Company adopted the new standard as of January 1, 2019, using the effective date as the date of initial application. As a result, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019. The Company elected the ‘package of practical expedients’, which permits companies to not reassess under the new standard lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable.

The adoption of the standard resulted in the recognition of ROU assets and lease liabilities of approximately $4,329,000 and $4,455,000, respectively, as of January 1, 2019. There was no cumulative effect of adopting this new guidance, and the standard did not have a material impact on the Company’s consolidated statements of operations or cash flows for the three months ended March 31, 2019.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Inventories were as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$37,205	$37,696
Work-in-process	6,386	4,740
Finished goods	7,998	4,934

Net balance	$51,589	$47,370

4.	Long-Term Investments

As of March 31, 2019 and December 31, 2018, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2019, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2019.

The following is a summary of available-for-sale securities (in thousands):

March 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$454	$2,546

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$474	$2,526

As of March 31, 2019, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

The cost and estimated fair value of the Failed Auction Security on March 31, 2019, by contractual maturity, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,546

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on March 31, 2019, with a par value of $3,000,000, was estimated by the Company to be approximately $2,546,000. The gross unrealized loss of $454,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $40,000 and an aggregate temporary impairment of $414,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2019	2018
Balance at the beginning of the period	$41	$48
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(1)	(2)

Balance at the end of the period	$40	$46

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2019 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2019
Cash equivalents:
Money market funds	$9,484	$—	$—	$9,484
Long-term investments:
Failed Auction Security	—	—	2,546	2,546
Liabilities:
Contingent consideration obligations	—	—	(378)	(378)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2018 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2018
Cash equivalents:
Money market funds	$9,433	$—	$—	$9,433
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Liabilities:
Contingent consideration obligations	—	—	(408)	(408)

As of March 31, 2019, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2019. The major assumptions used in preparing the DCF model were similar to those described in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2018 Form 10-K.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Quantitative information about Level 3 fair value measurements as of March 31, 2019 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,546	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.08%
			Cumulative probability of principal return prior to maturity	94.01%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2019 was as follows (in thousands):

Balance at the beginning of the period	$2,526
Credit gain on available-for-sale securities included in Other income (expense), net	1
Gain included in Other comprehensive income	19

Balance at the end of the period	$2,546

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.

The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the three months ended March 31, 2019 was as follows (in thousands):

Balance at the beginning of the period	$408
Payments	(30)

Balance at the end of the period	$378

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019.

6.	Product Warranties

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at the beginning of the period	$268	$290
Accruals for warranties for products sold in the period	29	123
Fulfillment of warranty obligations	(66)	(57)
Revisions of estimated obligations	—	(10)

Balance at the end of the period	$231	$346

7.	Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by reportable segment (in thousands):

	Three Months Ended March 31, 2019
	BBU	VI Chip	Picor	Total
United States	$22,292	$6,237	$712	$29,241
Europe	6,009	923	63	6,995
Asia Pacific	17,111	9,158	1,742	28,011
All other	1,213	248	17	1,478

	$46,625	$16,566	$2,534	$65,725

	Three Months Ended March 31, 2018
	BBU	VI Chip	Picor	Total
United States	$16,991	$7,999	$633	$25,623
Europe	4,725	573	75	5,373
Asia Pacific	18,211	11,387	3,758	33,356
All other	710	180	27	917

	$40,637	$20,139	$4,493	$65,269

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by reportable segment (in thousands):

	Three Months Ended March 31, 2019
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$39,948	$12,803	$1,963	$54,714
Stocking distributors, net of sales allowances	6,117	2,617	549	9,283
Non-recurring engineering	548	1,125	—	1,673
Royalties	12	12	12	36
Other	—	9	10	19

	$46,625	$16,566	$2,534	$65,725

	Three Months Ended March 31, 2018
	BBU	VI Chip	Picor	Total
Direct customers, contract manufacturers and non-stocking distributors	$35,474	$17,306	$3,980	$56,760
Stocking distributors, net of sales allowances	4,963	2,554	389	7,906
Non-recurring engineering	175	245	90	510
Royalties	25	25	25	75
Other	—	9	9	18

	$40,637	$20,139	$4,493	$65,269

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	March 31, 2019	December 31, 2018	Decrease
Accounts receivable	$41,705	$43,673	$(1,968)
Deferred revenue	(3,909)	(3,820)	(89)
Deferred expenses	—	501	(501)
Customer prepayments	(1,545)	(1,250)	(295)
Sales allowances	(617)	(548)	(69)

The decrease in accounts receivable was primarily due to a decrease in net revenues in the first quarter of 2019 compared to the fourth quarter of 2018.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Deferred expenses are included in Other current assets, and customer prepayments are included in Deferred revenue, in the accompanying Condensed Consolidated Balance Sheets, respectively.

8.	Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$69	$56
Selling, general and administrative	519	542
Research and development	185	138

Total stock-based compensation	$773	$736

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$533	$593
ESPP	240	143

Total stock-based compensation	$773	$736

9.	Leases

All of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over six years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease, used for calculating the associated lease liabilities. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provision for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its former Westcor facility located in Sunnyvale, California, with a third party. The lessee under this lease has one option to renew the lease for a term of five years.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

As of March 31, 2019, the balance of ROU assets was approximately $4,306,000, and the balances of current and long-term lease liabilities were approximately $1,678,000 and $2,747,000, respectively. For the three months ended March 31, 2019, the Company recorded operating lease cost, including short-term lease cost, of approximately $457,000. The ROU assets are included in “Property, plant and equipment, net” in the accompanying Condensed Consolidated Balance Sheets.

The maturities of the Company’s lease liabilities are as follows (in thousands):

2019	$1,370
2020	1,448
2021	744
2022	439
2023	349
Thereafter	411

Total lease payments	$4,761
Less: Imputed interest	336

Present value of lease liabilities	$4,425

As of March 31, 2019, the weighted-average remaining lease term was 3.6 years and the weighted-average discount rate was 3.82% for the Company’s operating leases. The Company developed the discount rates used based on a London Interbank Offered Rate (“LIBOR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.375%.

For the three months ended March 31, 2019, the Company paid approximately $21,000 for amounts included in the measurement of lease liabilities through operating cash flows, and obtained approximately $406,000 in ROU assets in exchange for new operating lease liabilities.

The maturities of the lease payments to be received by the Company under its leased facility in California are as follows (in thousands):

2019	$639
2020	874
2021	901
2022	928
2023	955
Thereafter	402

Total lease payments to be received	$4,699

For the three months ended March 31, 2019, the Company recorded lease income under this lease of approximately $214,000.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

10.	Income Taxes

The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income.

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$426	$134
Effective income tax rate	9.0%	3.3%

The effective tax rates were lower than the statutory tax rates for the first quarter of 2019 and the first quarter of 2018 due primarily to the utilization of net operating loss carryforwards and tax credits. The provisions for income taxes in the first quarter of 2019 and the first quarter of 2018 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.

As of March 31, 2019, the Company has a valuation allowance of approximately $30,031,000 against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results caused the Company to be in a cumulative income position as of March 31, 2019, it has been in such a position for only a limited number of quarters. In addition, some uncertainty in economic conditions that could potentially impact the Company has led management to conclude a full valuation allowance against all domestic net deferred tax assets is still warranted as of March 31, 2019. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings continue, the Company may release all or a portion of the valuation in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

11.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Vicor Corporation	$4,286	$3,943

Denominator:
Denominator for basic net income per share-weighted average shares (1)	40,229	39,479
Effect of dilutive securities:
Employee stock options (2)	800	688

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	41,029	40,167

Basic net income per share	$0.11	$0.10

Diluted net income per share	$0.10	$0.10

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)

Options to purchase 134,535 and 82,241 shares of Common Stock for the three months ended March 31, 2019 and 2018, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

12.	Commitments and Contingencies

At March 31, 2019, the Company had approximately $4,393,000 of capital expenditure commitments.

The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). The complaint, as amended in September 2011, alleges that the Company’s products, including but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively). SynQor’s complaint sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. The Company has denied that its products infringe any of the SynQor patents, asserted that the SynQor patents are invalid, and asserted that the ‘290 patent is unenforceable due to inequitable conduct by SynQor or its agents during the examination of the ‘290 patent at the United States Patent and Trademark Office (“USPTO”). The Company also asserted counterclaims seeking damages against SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company. On May 23, 2016, after extensive discovery, the Texas Action was stayed by the court pending completion of certain inter partes reexamination proceedings at the USPTO (including any appeals from such proceedings to the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Federal Circuit (as defined below)) concerning the SynQor patents, which are described below. On November 2, 2018, SynQor filed a motion to lift the stay of the Texas Action. On January 3, 2019, the magistrate judge issued an order denying the motion and reaffirming the Court’s original decision that the stay should remain at least until the conclusion of all pending inter partes reexaminations and related appeals. On January 17, 2019, SynQor filed objections to the magistrate judge’s order, and sought reconsideration of that order by the district court judge. The district court judge has not yet ruled on SynQor’s objections.

In 2011, in response to the filing of the Texas Action, the Company initiated inter partes reexamination proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows.

Regarding the ‘190 patent, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid, remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On May 2, 2016, the PTAB issued a decision affirming the examiner’s original rejection of all but one of the remaining claims of the ‘190 patent, and identifying a new basis for rejecting the remaining claim (“claim 34”), which had been added by SynQor during the reexamination. SynQor then requested further examination of claim 34 by the examiner, pursuant to 37 C.F.R. § 41.77(b)(1). On June 22, 2017, the examiner issued a determination under 37 C.F.R. § 41.77(d), finding claim 34 was unpatentable. That decision was affirmed by the PTAB on February 20, 2019.    SynQor subsequently appealed that decision to the Federal Circuit and that appeal is currently pending.

On May 2, 2016, the PTAB also issued decisions finding all challenged claims of SynQor’s ‘021 patent invalid and upholding the validity of all challenged claims of SynQor’s ‘702 and ‘290 patents. On August 30, 2017, the Federal Circuit issued rulings with regard to those decisions. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. SynQor may now choose to reopen prosecution of this proceeding, or to appeal the PTAB’s decision to the Federal Circuit.

On October 31, 2017, the Company filed a request with the USPTO for ex parte reexamination of the asserted claims of the ‘702 patent, based on different prior art references than had been at issue in the previous inter partes reexamination of the ‘702 patent. On December 6, 2017, the USPTO issued a decision initiating ex parte reexamination of the ‘702 patent after finding that the Company’s request had raised a substantial new question of patentability of the challenged claims. On March 21, 2018, the examiner issued a non-final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. On May 14, 2018, SynQor filed a petition requesting the USPTO to vacate its prior decision granting the Company’s request for ex parte reexamination. No action has been taken on the petition to date. On September 12, 2018, the examiner issued a final office action finding all of the challenged claims of the ‘702 patent to be unpatentable. On October 26, 2018, SynQor filed a notice of appeal appealing the examiner’s final rejection to the PTAB. On December 3, 2018, the USPTO denied SynQor’s petition to vacate the decision initiating the ex parte reexamination. On January 25, 2019, SynQor appealed the Examiner’s final rejection to the PTAB. That appeal is pending. The Company continues to monitor the progress of this proceeding.

On August 6, 2018, the Company filed a request with the USPTO for ex parte reexamination of the asserted claims of the ‘190 patent, based on different prior art references than had been at issue in the previous inter partes reexamination of the ‘190 patent. On September 11, 2018, SynQor filed a petition asking the USPTO to reject the Company’s request on the ground that it presented substantially the same prior art or arguments presented to the USPTO in the prior inter partes reexamination of the ‘190 patent. On December 3, 2018, the USPTO denied SynQor’s petition to reject the Company’s ex parte reexamination request. On December 4, 2018, the USPTO instituted ex parte reexamination of the ‘190 patent after finding that the Company’s request had raised a substantial new question affecting the patentability of the challenged claims. On March 15, 2019, the USPTO issued a non-final rejection of all of the asserted claims of the ‘190 patent.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

On January 23, 2018, the 20-year terms of the ‘190 patent, the ‘021 patent and the ‘702 patent expired. The 20-year term of the ‘290 patent expired on July 16, 2018. As a consequence of these expirations, the Company cannot be liable under any of the SynQor patents for allegedly infringing activities occurring after the patents’ respective expiration dates. In addition, any amended claims that may issue as a result of any of the still-pending reexamination proceedings will have no effective term and cannot be the basis for any liability by the Company.

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

In 2018, Picor Corporation, a consolidated subsidiary of the Company, was merged with and into the Company, and its operations and personnel were reassigned. Although the legal structure of Picor Corporation has ceased to exist, the Company continues to report its operating segments as the Brick Business Unit, VI Chip, and Picor, reflecting its historical organizational segmentation and management’s operational oversight.

The BBU segment designs, develops, manufactures, and markets the Company’s modular DC-DC converters and configurable products, and also includes the entities comprising Vicor Custom Power and the BBU operations of Vicor Japan Company, Ltd. (“VJCL”). The VI Chip segment includes VI Chip Corporation, which designs, develops, manufactures, and markets many of the Company’s advanced power component products. The VI Chip segment also includes the VI Chip business conducted through VJCL. The Picor segment, which consists of the operations of the former subsidiary, designs, develops, manufactures, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment develops integrated circuits for use in the Company’s BBU and VI Chip modules, to be sold as complements to the Company’s BBU and VI Chip products, or for sale to third parties for separate (i.e., stand-alone) applications.

The Company’s Chief Executive Officer (i.e., identified as the “chief operating decision maker”) (“CODM”), pursuant to U.S. GAAP, evaluates performance and allocates resources based on segment revenues and segment operating income (loss). The operating income (loss) for each segment includes selling, general, and administrative and research and development expenses directly attributable to the segment. Certain of the Company’s indirect overhead costs, which include corporate selling, general, and administrative expenses, are allocated among the segments based upon an estimate of costs associated with each segment. Assets allocated to each segment are based upon specific identification of such assets, which include accounts receivable, inventories, fixed assets, and certain other assets. The Corporate segment consists of those operations and assets shared by all operating segments. The costs of certain centralized executive and administrative functions are recorded in this segment, as are certain shared assets, most notably cash and cash equivalents, deferred tax assets, long-term investments, the Company’s facilities in Massachusetts, real estate, and other assets. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the Condensed Consolidated Financial Statements.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

The following table provides significant segment financial data as of and for the three months ended March 31 (in thousands):

	BBU	VI Chip	Picor	Corporate	Eliminations (1)	Total
2019:
Net revenues	$47,673	$18,429	$3,272	$—	$(3,649)	$65,725
Income (loss) from operations	6,055	100	(1,310)	(352)	—	4,493
Total assets	287,891	50,975	15,614	84,259	(213,735)	225,004
Depreciation and amortization	885	1,011	193	356	—	2,445
Capital Expenditures	1,175	1,809	338	—	—	3,322

2018:
Net revenues	$40,637	$20,881	$8,221	$—	$(4,470)	$65,269
Income (loss) from operations	1,039	1,081	2,022	(456)	—	3,686
Total assets	239,619	40,206	12,662	58,095	(176,952)	173,630
Depreciation and amortization	912	811	191	355	—	2,269
Capital Expenditures	399	1,290	169	—	—	1,858

(1)

The elimination for net revenues is principally related to inter-segment sales by Picor to BBU and VI Chip and for inter-segment sales by VI Chip to BBU. The elimination for total assets is principally related to inter-segment accounts receivable due to BBU for the funding of VI Chip and Picor operations.

Substantially all long-lived assets are located in the United States.

14.	Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies the disclosure requirements on fair value measurements under Topic 820, Fair Value Measurements, including the consideration of costs and benefits. The new guidance is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a retrospective approach with certain elements being adopted prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

Other new pronouncements issued but not effective until after March 31, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and the share price of its listed common stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include statements regarding: our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity and the timing, location, and funding thereof; our belief cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations for the foreseeable future; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

Overview

We design, develop, manufacture, and market modular power components and power systems for converting electrical power for use in electrically-powered devices. Our competitive position is supported by innovations in product design and achievements in product performance, largely enabled by our focus on the research and development of advanced technologies and processes, often implemented in proprietary semiconductor circuitry, materials, and packaging. Many of our products incorporate patented or proprietary implementations of high-frequency switching topologies enabling power system solutions that are more efficient and much smaller than conventional alternatives. Our strategy emphasizes demonstrable product differentiation and a value proposition based on competitively superior solution performance, advantageous design flexibility, and a compelling total cost of ownership. We consider our core competencies to be associated with 48V distribution, which offers numerous inherent cost and performance advantages over lower distribution voltages, although we offer products addressing other voltage standards (e.g., 28V for defense electronics applications) and a broad range of customer voltage requirements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

Based on design, performance, and form factor considerations, as well as the range of evolving applications for which our products are appropriate, we categorize our product portfolios as either “Advanced Products” or “Brick Products.” The Advanced Products category consists of our more recently introduced products, which are largely used to implement our proprietary Factorized Power ArchitectureTM (“FPA”), an innovative power distribution architecture enabling flexible, rapid power system design using individual components optimized to perform a specific conversion stage (i.e., function). The Brick Products category largely consists of our broad and well-established families of integrated power converters, incorporating multiple conversion stages, used in conventional distributed power systems architectures.

Given the growth profiles of the markets we serve with Advanced Products and Brick Products, our strategy involves a transition in organizational focus, emphasizing investment in Advanced Products, targeting high growth market segments with a low-mix, high-volume operational model, while maintaining a profitable business in mature market segments we serve with Brick Products with a high-mix, low-volume operational model.

For financial reporting purposes, we organize and report our operating segments according to our key product lines. Although our Picor Corporation subsidiary was merged with and into the Company in 2018, we continue to report our operating segments as the Brick Business Unit (“BBU”) operating segment, the VI Chip operating segment, and the Picor operating segment, reflecting our historical organizational segmentation and management’s operational oversight.

The BBU segment designs, develops, manufactures, and markets our Brick Product lines of DC-DC converters and configurable products, as well as complementary components providing AC line rectification, input filtering, power factor correction, and transient protection. The BBU segment, as reported, also includes third-party and intra-segment activities of our Vicor Custom Power and Vicor Japan Company, Ltd. (“VJCL”) subsidiaries. The VI Chip segment consists of our subsidiary, VI Chip Corporation, which designs, develops, manufactures, and markets a range of innovative products incorporating our latest advances in switching topologies, materials, and packaging, largely used to implement power system designs. The VI Chip segment, as reported, also includes third-party and intra-segment activities, including those of VJCL. The Picor segment consists of the operations of our former subsidiary, Picor Corporation, which was legally merged with and into the Company in May 2018. While Picor Corporation’s subsidiary status and corporate form ceased to exist upon the closing of the merger, Picor operations remain categorized as an operating segment for financial reporting purposes. The Picor segment designs, develops, and markets integrated circuits for use in a variety of power management and power system applications. The Picor segment is a “fabless manufacturer,” as its products are manufactured, assembled, packaged, and tested by third parties in Asia and the United States. The Picor segment develops integrated circuits for use in products across the Company, to be sold as complements to those products, or for sale to third parties for separate (i.e., stand-alone) applications, and are often integrated with VI Chip segment products to enable FPA implementation, particularly in the datacenter and supercomputer segments of the computing market. As such, the Picor segment, as reported, includes inter-segment activities.

Revenue from the sale of Advanced Products represents the sum of third-party sales of our Picor and VI Chip operating segments. Revenue from the sale of Brick Products represents the sum of third-party revenue of the Brick Business Unit operating segment, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries. When reporting such revenue on a consolidated basis, intra-segment and inter-segment revenues are eliminated.

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Product lines, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated within the server, server rack, and datacenter infrastructure segments of the computing market, although we also target customers and applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving applications, electric vehicles, and hybrid electric vehicle niches of the vehicle segment). With our Brick Product lines, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation. With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

Summary of First Quarter 2019 Financial Performance

Our consolidated financial performance for the first quarter of 2019 declined sequentially from the fourth quarter of 2018, as shipments declined, reflecting slowed bookings during the second half of 2018. Total revenue sequentially declined approximately 11%, as shipments of Advanced Products declined sharply, while shipments of Brick Products were steady quarter to quarter. Our gross margin as a percentage of revenue rose sequentially, to 47.3% from the prior quarter’s 45.9%, largely attributable to improved average selling prices and an improved mix of products shipped, partially offset by higher tariff charges and lower absorption of manufacturing overhead expenses. While operating expenses were steady sequentially, our consolidated operating margin as a percentage of revenue declined to 6.8% from 9.5%, largely because of the sequential decline in revenue. Net income attributable to Vicor Corporation (i.e., after net income or loss attributable to a noncontrolling interest) for the first quarter of 2019 declined sequentially to $4,286,000, representing earnings per share for the first quarter of 2019 of $0.10, in contrast to the corresponding figures of $6,910,000 and $0.17 for the fourth quarter of 2018.

First quarter 2019 bookings increased 10% sequentially over the fourth quarter of 2018, primarily driven by improved orders for Brick Products. Bookings for Advanced Products remained at a level consistent with the fourth quarter of 2018, largely reflecting the limited visibility of a primary customer for near-term demand for that customer’s supercomputing and high performance computing systems, which utilize our Power-on-Package solutions for Artificial Intelligence (“AI”) applications.

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, based on customer forecasts and other sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as global macroeconomic conditions and supply-chain conditions have caused our operating results to vary meaningfully. Our quarterly gross margin as a percentage of revenue may vary, depending on production volumes, average selling prices, average unit costs, and the mix of products sold that quarter. Our quarterly operating margin as a percentage of revenue also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

We believe the following considerations may influence our financial performance over the remainder of 2019:

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

•

Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our long-term forecast of production levels, we anticipate substantial additional capacity will be required to meet requirements beyond 2020. We believe the most appropriate manner of meeting our long-term capacity requirements will be to initially expand the production area of our Andover facility by approximately 85,000 square feet, through the addition of a two story wing. We have entered the design and permitting phase for this project and plan to break ground on this addition to our existing plant in 2019 and take occupancy in 2020. We also are proceeding with the

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

evaluation of alternative projects for the addition of another, larger manufacturing facility, should we anticipate the need based on our forecasts for capacity beyond 2021. Construction activity can be difficult to schedule, and construction sites can present management and operational challenges. As such, given the proximity of the addition to our existing operations, this construction activity has the potential to disrupt our current operations, which could cause production to be delayed and costs to increase.

•

Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements for, and the availability of, a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories, which often cause prices of these components and materials to rise. With the implementation in 2018 of Section 301 Tariffs on certain Chinese goods imported into the United States, we are now exposed to potentially higher costs on certain electronic components and devices we import from China for use in the manufacture of our products. For the first quarter of 2019, costs associated with duties and tariffs exceeded $1,000,000. We continue to assess the impact of these costs and, if the Chinese trade dispute is not resolved in the near-term in a manner that eliminates or substantially reduces such costs, we may add a “tariff surcharge” to the selling price of our products.

•

To mitigate supply chain risks, we focus on identifying and reducing potential vulnerabilities to stock-outs, vendor shortages, and similar disruptions. We maintain safety-stock programs for certain critical components and materials, and these programs recently have contributed to increased levels of raw material inventory primarily for Advanced Products. We also have established second-source supply relationships, in order to reduce exposure to material shortages. Although the global electronics supply chain has generally stabilized, we continue to experience lengthened lead times for certain product categories, and our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material. We anticipate availability of certain commodity components will remain uncertain through 2019.

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

Market and Macroeconomic Considerations

•

Based on current customer activity, an expanding customer list, and an expanding backlog, we believe the 48V to point-of-load opportunity has entered an accelerated, second phase of development, with a broadening of interest, as well as the entry of new vendors offering 48V solutions. Our Power-on-Package solution powering graphics processing units (“GPUs”) and application-specific integrated circuits (“ASICs”) used in AI applications has received strong customer interest, and we have secured significant design wins for the solution. We also believe customer interest in the application of 48V distribution to server racks and datacenter infrastructure is accelerating. As such, we likely will face a more complex competitive landscape, with additional challenges and competitors. We continue to believe our new products will be adopted in volume by multiple leading customers, as the number of OEMs, ODMs, hyperscalers, and cloud services providers with which we are engaged in development activities expanded in 2018. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than we do and have operational and financial flexibility we do not. Notably, our outlook for 2019 bookings and shipments of Power-on-Package solutions has been influenced by the sudden, fourth quarter 2018 shift in the confidence of our primary customer for those solutions, given reduced visibility of near-term demand for that customer’s supercomputing and high performance computing systems utilizing our solutions. Despite recent and anticipated design wins, as well as the strong momentum of AI computing through 2018, recent customer uncertainty may cause orders from new and existing customers to be delayed, potentially influencing our financial results and capacity expansion plans.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

•

We anticipate aggregate demand for the mature markets we serve with our Brick Products will grow over the long-term at the rate of the overall industrial economy (i.e., in the United States, for example, at the rate of growth approximating that of the industrial segments of gross domestic product). Given our long-standing customer relationships and the status of our Brick Products in long-standing customer applications, we anticipate maintaining our share in many of these mature markets. While we are pursuing opportunities to replace many Brick Products used in existing customers’ applications with Advanced Products, when appropriate, and, similarly, to replace competitors’ products in existing applications, we believe such opportunities may not cumulatively contribute to expanding, in 2019, our share of the mature markets we serve with our Brick Products.

Financial Highlights

•

Revenues for the first quarter ended March 31, 2019 totaled $65,725,000, a 0.7% increase from $65,269,000 for the corresponding period a year ago, and a 10.8% sequential decrease from $73,720,000 in the fourth quarter of 2018. The sequential decline in quarterly revenue is associated primarily with lower bookings for certain Advanced Products during the fourth quarter of 2018 and customer postponement of backlog originally scheduled for shipment during the first quarter of 2019.

•

Export sales, as a percentage of total revenues, represented approximately 55.5% for the first quarter of 2019, 60.7% for the first quarter of 2018, and 60.5% for the fourth quarter of 2018. The sequential decline in export sales as a percentage of total revenue is attributable to the decline in shipments during the first quarter of 2019 of certain Advanced Products to Asian contract manufacturers.

•

Gross margin increased to $31,086,000 for the first quarter of 2019, compared to $30,211,000 for the corresponding period a year ago, and decreased sequentially from $33,873,000 for the fourth quarter of 2018. Gross margin, as a percentage of revenue, increased to 47.3% for the first quarter of 2019, compared to 46.3% for the corresponding period a year ago, and increased from 45.9% for the fourth quarter of 2018.The sequential improvement in gross margin percentage is attributable largely to improved average selling prices and an improved mix of products shipped, partially offset by higher tariff charges and lower absorption of manufacturing overhead expenses.

•

Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $103,832,000 at the end of the first quarter of 2019, as compared to $89,975,000 at the end of the first quarter of 2018 and $102,963,000 at the end of the fourth quarter of 2018. The sequential increase in backlog is attributable primarily to a sequential 17% increase in bookings for Brick Products.

•

Operating expenses for the first quarter of 2019 increased $68,000, or 0.3%, to $26,593,000 from $26,525,000 for the first quarter of 2018, but declined less than one percent from $26,797,000 for the fourth quarter of 2018.

•

Net income for the first quarter of 2019 was $4,286,000, or $0.10 per diluted share, compared to $3,943,000 or $0.10 per diluted share, for the first quarter of 2018 and net income of $6,910,000, or $0.17 per diluted share, for the fourth quarter of 2018.

•

Depreciation and amortization totaled $2,445,000, and capital additions totaled $3,322,000 for the first quarter of 2019, compared to $2,269,000 and $1,858,000, respectively, for the first quarter of 2018, and $2,384,000 and $11,317,000, respectively, for the fourth quarter of 2018. The sequential decline in quarterly capital additions is associated primarily with the placement in service of a substantial amount of manufacturing equipment during the fourth quarter of 2018.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

•

Inventories, net of reserves, totaled $51,589,000 at the end of the first quarter of 2019, compared to $38,959,000 at the end of the first quarter of 2018 and $47,370,000 at the end of the fourth quarter of 2018. The sequential increase in net inventories was primarily associated with a $4,808,000 increase in work-in-progress and finished goods balances associated with rescheduled shipments of certain Advanced Products and a $1,154,000 decline in reserves, partially offset by a decline in raw materials of $1,742,000.

Critical Accounting Policies and Estimates

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of the Company’s critical accounting policies and estimates.

See Note 2 to the Condensed Consolidated Financial Statements pertaining to the adoption of the new accounting standard for lease accounting.

Three months ended March 31, 2019, compared to three months ended March 31, 2018

Consolidated net revenues for the first quarter of 2019 were $65,725,000, an increase of $456,000, or 0.7%, as compared to $65,269,000 for the first quarter of 2018, and a decrease of $7,995,000, or 10.8%, on a sequential basis from $73,720,000 for the fourth quarter of 2018.

Net revenues, by reporting segment, for the first quarter of 2019 and the first quarter of 2018 were as follows (dollars in thousands):

			Increase (decrease)
	2019	2018	$	%
BBU	$46,625	$40,637	$5,988	14.7%
VI Chip	16,566	20,139	(3,573)	(17.7)%
Picor	2,534	4,493	(1,959)	(43.6)%

Total	$65,725	$65,269	$456	0.7%

The increase in BBU segment revenues was primarily attributable to increases in BBU module and configurable product revenues of approximately $4,749,000 and Vicor Custom Power revenues of approximately $1,503,000. Revenues for the VI Chip and Picor segments declined, primarily due to certain orders originally scheduled to ship in the first quarter of 2019 which were rescheduled into the second and third quarters of 2019.

Gross margin for the first quarter of 2019 increased $875,000, or 2.9%, to $31,086,000, from $30,211,000 for the first quarter of 2018. Gross margin as a percentage of net revenues increased to 47.3% for the first quarter of 2019 compared to 46.3% for the first quarter of 2018. Both increases were primarily due to broadly improved average selling prices and an improved mix of products shipped, partially offset by higher tariff charges and lower absorption of manufacturing overhead expenses in the first quarter of 2019.

Selling, general, and administrative expenses were $15,373,000 for the first quarter of 2019, a decrease of $26,000, or 0.2%, from $15,399,000 for the first quarter of 2018. Selling, general, and administrative expenses as a percentage of net revenues decreased to 23.4% for the first quarter of 2019 from 23.6% for the first quarter of 2018.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

Research and development expenses were $11,220,000 for the first quarter of 2019, an increase of $94,000, or 0.8%, compared to $11,126,000 for the first quarter of 2018. As a percentage of net revenues, research and development expenses increased to 17.1% for the first quarter of 2019 from 17.0% for the first quarter of 2018.

The significant components of ‘‘Other income (expense), net’’ for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2019	2018	Increase (decrease)
Rental income	$198	$198	$—
Interest income	83	55	28
Foreign currency (losses) gains, net	(58)	161	(219)
Gain on disposals of equipment	9	14	(5)
Credit gains on available-for-sale securities	1	2	(1)
Other, net	6	—	6

	$239	$430	$(191)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in 2019 compared to 2018. Interest income increased due to an increase in interest rates.

Income before income taxes was $4,732,000 for the first quarter of 2019, as compared to $4,116,000 for the first quarter of 2018.

The provision for income taxes and the effective income tax rates for the first quarter of 2019 and the first quarter of 2018 were as follows (dollars in thousands):

	2019	2018
Provision for income taxes	$426	$134
Effective income tax rate	9.0%	3.3%

The effective tax rates were lower than the statutory tax rates for the first quarter of 2019 and the first quarter of 2018 due primarily to the utilization of net operating loss carryforwards and tax credits. The provisions for income taxes in the first quarter of 2019 and the first quarter of 2018 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.

See Note 10 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic net deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

Net income per diluted share attributable to Vicor Corporation was $0.10 for both the first quarter of 2019 and the first quarter of 2018.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2019

Liquidity and Capital Resources

As of March 31, 2019, we had $66,614,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.3:1 as of March 31, 2019 and 4.6:1 as of December 31, 2018. Working capital, defined as total current assets less total current liabilities, increased $3,993,000 to $133,055,000 as of March 31, 2019 from $129,062,000 as of December 31, 2018.

The changes in working capital from December 31, 2018 to March 31, 2019 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(3,943)
Accounts receivable	(1,968)
Inventories, net	4,219
Other current assets	420
Accounts payable	4,972
Accrued compensation and benefits	1,247
Accrued expenses	465
Operating lease liabilities	(1,678)
Sales allowances	(69)
Accrued severance charge	185
Income taxes payable	528
Deferred revenue	(385)

$3,993

The primary uses of cash for the three months ended March 31, 2019 were for purchase of equipment of $3,322,000 and operating activities of $2,120,000. The primary source of cash for the three months ended March 31, 2019 from proceeds was from the issuance of Common Stock upon the exercise of options under our stock option plans and our 2017 Employee Stock Purchase Plan, of $1,570,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2019. As of March 31, 2019, we had approximately $8,541,000 remaining under the November 2000 Plan.

We had approximately $4,393,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2019, which we intend to fund with existing cash. Our primary liquidity needs are for making continuing investments in manufacturing equipment and, if we proceed with the planned construction of 85,000 square feet of additional manufacturing space adjoining our existing Andover manufacturing facility, for funding architectural and construction costs. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation

March 31, 2019

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2019, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2019.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2019). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2019

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2019

Item 1 — Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6 — Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION
Date: April 30, 2019	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2019	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)