Form 10-Q
period 2019-06-30
VICOR CORP
filed 2019-07-31
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________
Commission File Number
0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)

25 Frontage Road, Andover, Massachusetts 01810
(Address of Principal Executive Office)
(978)
470-2900
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VICR	The NASDAQ Stock Market LLC

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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “
large accelerated filer
,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
☐
    No
☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of
July
 23, 2019
was:

Common Stock, $.01 par value	28,519,626
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$71,482	$70,557
Accounts receivable, less allowance of $102 in 2019 and $224 in 2018	38,537	43,673
Inventories, net	54,572	47,370
Other current assets	5,054	3,460

Total current assets	169,645	165,060
Long-term deferred tax assets, net	241	265
Long-term investments, net	2,565	2,526
Property, plant and equipment, net	55,285	50,432
Other assets	2,867	2,785

Total assets	$230,603	$221,068

Liabilities and Equity
Current liabilities:
Accounts payable	$10,819	$16,149
Accrued compensation and benefits	11,144	10,657
Accrued expenses	2,228	2,631
Operating lease liabilities	1,660	—
Sales allowances	640	548
Accrued severance and other charges	—	234
Income taxes payable	85	710
Deferred revenue	6,581	5,069

Total current liabilities	33,157	35,998
Long-term deferred revenue	196	232
Contingent consideration obligations	306	408
Long-term income taxes payable	236	238
Long-term operating lease liabilities	2,392	102

Total liabilities	36,287	36,978
Commitments and contingencies (Note 12)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	403	402
Additional paid-in capital	196,698	193,457
Retained earnings	135,849	129,000
Accumulated other comprehensive loss	(278)	(394)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	193,863	183,656
Noncontrolling interest	453	434

Total equity	194,316	184,090

Total liabilities and equity	$230,603	$221,068

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$63,355	$74,196	$129,080	$139,465
Cost of revenues	34,238	38,313	68,877	73,371

Gross margin	29,117	35,883	60,203	66,094
Operating expenses:
Selling, general and administrative	15,030	15,814	30,403	31,213
Research and development	11,706	11,403	22,926	22,529
Severance and other charges	—	350	—	350

Total operating expenses	26,736	27,567	53,329	54,092

Income from operations	2,381	8,316	6,874	12,002
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	19	33	39	56
Less: portion of gains recognized in other comprehensive income	(18)	(31)	(37)	(52)

Net credit gains recognized in earnings	1	2	2	4
Other income (expense), net	287	(46)	525	382

Total other income (expense), net	288	(44)	527	386

Income before income taxes	2,669	8,272	7,401	12,388
Less: Provision for income taxes	113	363	539	497

Consolidated net income	2,556	7,909	6,862	11,891
Less: Net (loss) income attributable to noncontrolling interest	(7)	49	13	88

Net income attributable to Vicor Corporation	$2,563	$7,860	$6,849	$11,803

Net income per common share attributable to Vicor Corporation:
Basic	$0.06	$0.20	$0.17	$0.30
Diluted	$0.06	$0.19	$0.17	$0.29
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	40,275	39,709	40,252	39,594
Diluted	41,081	40,646	41,055	40,406

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$2,556	$7,909	$6,862	$11,891
Foreign currency translation gains (losses) , net of tax (1)	151	(215)	85	27
Unrealized gains on available-for-sale securities, net of tax (1)	18	31	37	52

Other comprehensive income (loss)	169	(184)	122	79

Consolidated comprehensive income	2,725	7,725	6,984	11,970
Less: Comprehensive income attributable to noncontrolling interest	4	32	19	90

Comprehensive income attributable to Vicor Corporation	$2,721	$7,693	$6,965	$11,880

(1)	The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale
securities are completely offset by a tax valuation allowance as of June 30, 2019 and 2018. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2019 and 2018.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Consolidated net income	$6,862	$11,891
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,998	4,539
Stock-based compensation expense, net	1,539	1,916
(Benefit) provision for doubtful accounts	(117)	65
Decrease in long-term income taxes payable	(2)	—
Increase in other long-term liabilities	—	5
Decrease in long-term deferred revenue	(36)	(36)
Gain on disposal of equipment	(22)	(16)
Deferred income taxes	24	25
Credit gain on available-for-sale securities	(2)	(4)
Change in current assets and liabilities, net	(8,005)	(9,857)

Net cash provided by operating activities	5,239	8,528
Investing activities:
Additions to property, plant and equipment	(5,864)	(3,558)
Proceeds from sale of equipment	22	16
Decrease in other assets	(137)	(67)

Net cash used for investing activities	(5,979)	(3,609)
Financing activities:
Proceeds from issuance of Common Stock	1,707	4,966
Payment of contingent consideration obligations	(102)	(172)

Net cash provided by financing activities	1,605	4,794
Effect of foreign exchange rates on cash	60	(23)

Net increase in cash and cash equivalents	925	9,690
Cash and cash equivalents at beginning of period	70,557	44,230

Cash and cash equivalents at end of period	$71,482	$53,920

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on March 31, 2019	118	$403	$195,799	$133,286	$(436)	$(138,927)	$190,243	$449	$190,692
Sales of Common Stock			137				137		137
Stock-based compensation expense			766				766		766
Other			(4)				(4)		(4)
Components of comprehensive income, net of tax:
Net income				2,563			2,563	(7)	2,556
Other comprehensive income					158		158	11	169

Total comprehensive income							2,721	4	2,725

Balance on June 30, 2019	118	$403	$196,698	$135,849	$(278)	$(138,927)	$193,863	$453	$194,316

Balance on December 31, 2018	118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Sales of Common Stock			428				428		428
Stock-based compensation expense			1,539				1,539		1,539
Issuances of stock through employee stock purchase plan		1	1,278				1,279		1,279
Other			(4)				(4)		(4)
Components of comprehensive income, net of tax:
Net income				6,849			6,849	13	6,862
Other comprehensive income					116		116	6	122

Total comprehensive income							6,965	19	6,984

Balance on June 30, 2019	118	$403	$196,698	$135,849	$(278)	$(138,927)	$193,863	$453	$194,316

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on March 31, 2018	118	$402	$183,415	$101,218	$(234)	$(138,927)	$145,992	$363	$146,355
Sales of Common Stock		3	3,678				3,681		3,681
Stock-based compensation expense			1,180				1,180		1,180
Other		(6)	3				(3)		(3)
Components of comprehensive income, net of tax:
Net income				7,860			7,860	49	7,909
Other comprehensive loss					(167)		(167)	(17)	(184)

Total comprehensive income							7,693	32	7,725

Balance on June 30, 2018	118	$399	$188,276	$109,078	$(401)	$(138,927)	$158,543	$395	$158,938

Balance on December 31, 2017	118	$401	$181,395	$93,605	$(478)	$(138,927)	$136,114	$305	$136,419
Sales of Common Stock		3	4,036				4,039		4,039
Stock-based compensation expense			1,916				1,916		1,916
Issuances of stock through employee stock purchase plan		1	926				927		927
Cumulative effect of adoption of new accounting principle (Topic 606)				3,670			3,670		3,670
Other		(6)	3				(3)		(3)
Components of comprehensive income, net of tax:
Net income				11,803			11,803	88	11,891
Other comprehensive income					77		77	2	79

Total comprehensive income							11,880	90	11,970

Balance on June 30, 2018	118	$399	$188,276	$109,078	$(401)	$(138,927)	$158,543	$395	$158,938

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2019. The balance sheet at December 31, 2018 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission on February 28, 2019 (“2018 Form
10-K”).
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
The adoption of the standard resulted in the recognition of ROU assets and lease liabilities of approximately $4,329,000 and $4,455,000, respectively, as of January 1, 2019. There was no cumulative effect of adopting this new guidance, and the standard did not have a material impact on the Company’s consolidated statements of operations or cash flows for the three and six months ended June 30, 2019.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
Inventories were as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$36,925	$37,696
Work-in-process	6,052	4,740
Finished goods	11,595	4,934

Net balance	$54,572	$47,370

4.
Long-Term Investments
As of June 30, 2019 and December 31, 2018, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2019, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2019.
The following is a summary of
available-for-sale
securities (in thousands):

June 30, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$435	$2,565

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$474	$2,526

As of June 30, 2019, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
The cost and estimated fair value of the Failed Auction Security on June 30, 2019, by contractual maturity, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,565

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on June 30, 2019, with a par value of $3,000,000, was estimated by the Company to be approximately $2,565,000. The gross unrealized loss of $435,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $39,000 and an aggregate temporary impairment of $396,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (See Note 5).
The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the six months ended June 30 (in thousands):

	2019	2018
Balance at the beginning of the period	$41	$48
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(2)	(4)

Balance at the end of the period	$39	$44

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2019 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2019
Cash equivalents:
Money market funds	$9,538	$—	$—	$9,538
Long-term investments:
Failed Auction Security	—	—	2,565	2,565
Liabilities:
Contingent consideration obligations	—	—	(306)	(306)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2018 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2018
Cash equivalents:
Money market funds	$9,433	$—	$—	$9,433
Long-term investments:
Failed Auction Security	—	—	2,526	2,526
Liabilities:
Contingent consideration obligations	—	—	(408)	(408)

As of June 30, 2019, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of June 30, 2019. The major assumptions used in preparing the DCF model were similar to those described in Note 5 – Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2018 Form
 10-K.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
Quantitative information about Level 3 fair value measurements as of June 30, 2019 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,565	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.08%
			Cumulative probability of principal return prior to maturity	94.34%
			Cumulative probability of default	5.58%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2019 was as follows (in thousands):

Balance at the beginning of the period	$2,526
Credit gain on available-for-sale securities included in Other income (expense), net	2
Gain included in Other comprehensive income	37

Balance at the end of the period	$2,565

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the six months ended June 30, 2019 was as follows (in thousands):

Balance at the beginning of the period	$408
Payments	(102)

Balance at the end of the period	$306

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019.

6.
Revenues

Revenue from the sale of Advanced Products represents the sum of third-party sales of the former Picor and VI Chip operating segments for periods prior to the second quarter of 2019. Revenue from the sale of Brick Products represents the sum of third-party revenues of the former Brick Business Unit operating segment, inclusive of such sales of our Vicor Custom Power and Vicor Japan Company, Ltd. subsidiaries. See Note 14 for a discussion of changes to the Company’s segment reporting.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
United States	$25,732	5,323	$31,055
Europe	6,374	1,642	8,016
Asia Pacific	15,287	7,843	23,130
All other	612	542	1,154

	$48,005	$15,350	$63,355

	Six Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
United States	$48,024	12,272	$60,296
Europe	12,383	2,628	15,011
Asia Pacific	32,398	18,743	51,141
All other	1,825	807	2,632

	$94,630	$34,450	$129,080

	Three Months Ended June 30, 2018
	Brick Products	Advanced Products	Total
United States	$18,295	8,124	$26,419
Europe	4,877	1,275	6,152
Asia Pacific	23,876	16,387	40,263
All other	1,301	61	1,362

	$48,349	$25,847	$74,196

	Six Months Ended June 30, 2018
	Brick Products	Advanced Products	Total
United States	$35,286	16,756	$52,042
Europe	9,602	1,923	11,525
Asia Pacific	42,087	31,532	73,619
All other	2,011	268	2,279

	$88,986	$50,479	$139,465

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$40,843	12,184	$53,027
Stocking distributors, net of sales allowances	7,111	2,918	10,029
Non-recurring engineering	51	230	281
Royalties	—	—	—
Other	—	18	18

	$48,005	$15,350	$63,355

	Six Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$80,791	26,950	$107,741
Stocking distributors, net of sales allowances	13,228	6,083	19,311
Non-recurring engineering	599	1,355	1,954
Royalties	12	24	36
Other	—	38	38

	$94,630	$34,450	$129,080

	Three Months Ended June 30, 2018
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$43,404	23,130	$66,534
Stocking distributors, net of sales allowances	4,735	2,208	6,943
Non-recurring engineering	197	465	662
Royalties	13	26	39
Other	—	18	18

	$48,349	$25,847	$74,196

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

	Six Months Ended June 30, 2018
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$78,878	44,416	$123,294
Stocking distributors, net of sales allowances	9,698	5,151	14,849
Non-recurring engineering	372	800	1,172
Royalties	38	76	114
Other	—	36	36

	$88,986	$50,479	$139,465

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2019	December 31, 2018	Increase (decrease)
Accounts receivable	$38,537	$43,673	$(5,136)
Deferred revenue	(5,232)	(3,820)	(1,412)
Deferred expenses	1,216	501	715
Customer prepayments	(1,349)	(1,250)	(99)
Sales allowances	(640)	(548)	(92)

The decrease in accounts receivable was primarily due to a decrease in net revenues in the second quarter of 2019 compared to the fourth quarter of 2018.

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$231	$346	$268	$290
Accruals for warranties for products sold in the period	56	10	85	133
Fulfillment of warranty obligations	(17)	(20)	(83)	(77)
Revisions of estimated obligations	—	(10)	—	(20)

Balance at the end of the period	$270	$326	$270	$326

8.
Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date.
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$73	$59	$142	$115
Selling, general and administrative	506	957	1,025	1,499
Research and development	187	164	372	302

Total stock-based compensation	$766	$1,180	$1,539	$1,916

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$509	$1,005	$1,042	$1,598
ESPP	257	175	497	318

Total stock-based compensation	$766	$1,180	$1,539	$1,916

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
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
As of June 30, 2019, the balance of ROU assets was approximately $3,933,000, and the balances of current and long-term lease liabilities were approximately $1,660,000 and $2,392,000, respectively. For the three and six months ended June 30, 2019, the Company recorded operating lease cost, including short-term lease cost, of approximately $480,000 and $937,000, respectively. The ROU assets are included in “Property, plant and equipment, net” in the accompanying Condensed Consolidated Balance Sheets.
The maturities of the Company’s lease liabilities are as follows (in thousands):

2019	$911
2020	1,461
2021	756
2022	453
2023	357
Thereafter	413

Total lease payments	$4,351
Less: Imputed interest	299

Present value of lease liabilities	$4,052

As of June 30, 2019, the weighted-average remaining lease term was 3.5 years and the weighted-average discount rate was 3.83% for the Company’s operating leases. The Company developed the discount rates used based on a London Interbank Offered Rate (“LIBOR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.375%.
For the three and six months ended June 30, 2019, the Company paid approximately $42,000 and $63,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows, and obtained approximately $56,000 and $462,000 in ROU assets for the three and six months ended June 30, 2019, respectively, in exchange for new operating lease liabilities.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

The maturities of the lease payments to be received by the Company under its leased facility in California are as follows (in thousands):

2019	$429
2020	874
2021	901
2022	928
2023	955
Thereafter	402

Total lease payments to be received	$4,489

For the three and six months ended June 30, 2019, the Company recorded lease income under this lease of approximately $214,000 and $428,000, respectively.

10.
Income Taxes
The tax provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.
The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$113	$363	$539	$497
Effective income tax rate	4.2%	4.4%	7.3%	4.0%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2019 and 2018 due primarily to the utilization of net operating loss carryforwards and tax credits. The provisions for income taxes in the three and six months ended June 30, 2019 and 2018 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
As of June 30, 2019, the Company has a valuation allowance of approximately $30,031,000 against all domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results caused the Company to be in a cumulative income position as of June 30, 2019, it has been in such a position for only a limited number of quarters. In addition, some uncertainty in economic conditions that could potentially impact the Company has led management to conclude a full valuation allowance against all domestic net deferred tax assets is still warranted as of June 30, 2019. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings continue, the Company may release all or a portion of the valuation in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

11.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Vicor Corporation	$2,563	$7,860	$6,849	$11,803

Denominator:
Denominator for basic net income per share-weighted average shares (1)	40,275	39,709	40,252	39,594
Effect of dilutive securities:
Employee stock options (2)	806	937	803	812

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	41,081	40,646	41,055	40,406

Basic net income per share	$0.06	$0.20	$0.17	$0.30

Diluted net income per share	$0.06	$0.19	$0.17	$0.29

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)	Options to purchase 142,817 and 128,018 shares of Common Stock for the three and six months ended June 30, 2019, respectively, and 44,793 and 79,857 shares of Common Stock for the three and six months ended June 30, 2018, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

12.
Commitments and Contingencies
At June 30, 2019, the Company had approximately $3,367,000 of capital expenditure commitments.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

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
In 2011, in response to the filing of the Texas Action, the Company initiated inter partes reexamination proceedings at the USPTO challenging the validity of certain claims of the SynQor patents asserted in the Texas Action, including all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows. Regarding the ‘190 patent, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid and remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On May 2, 2016, the PTAB issued a decision affirming the examiner’s original rejection of all but one of the remaining claims of the ‘190 patent, and identifying a new basis for rejecting the remaining claim (“claim 34”), which had been added by SynQor during the reexamination. SynQor then requested further examination of claim 34 by the examiner, pursuant to 37 C.F.R. § 41.77(b)(1). On June 22, 2017, the examiner issued a determination under 37 C.F.R. § 41.77(d), finding claim 34 was unpatentable. That decision was affirmed by the PTAB on February 20, 2019. SynQor subsequently appealed that decision to the Federal Circuit and that appeal is currently pending. On May 2, 2016, the PTAB also issued decisions finding all challenged claims of SynQor’s ‘021 patent invalid and upholding the validity of all challenged claims of SynQor’s ‘702 and ‘290 patents. On August 30, 2017, the Federal Circuit issued rulings with regard to those decisions. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. On May 20, 2019, as permitted by USPTO rules, SynQor requested the USPTO to reopen prosecution of this proceeding to address the new rejections made by the PTAB.
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
June 30, 2019
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
13.
VI Chip Merger

On June 28, 2019, the Company’s Board of Directors unanimously approved the merger of VI Chip Corporation (“VI Chip”), a subsidiary of Vicor, fully consolidated for financial reporting purposes, with and into the Company. The merger was completed as of June 28, 2019, at which time the separate corporate existence of VI Chip ceased. To effect the merger, holders of VI Chip Common Stock and VI Chip stock options received an equivalent value of Vicor Common Stock and Vicor stock options, respectively, pursuant to the assumption of the VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, and options outstanding thereunder, by the Company. There was no net impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2019 as a result of the merger.

14.
Segment Information

In the second quarter of 2019, management determined the Company would report as one segment, rather than under the three segment approach employed since 2007. Given the growth profiles of the markets the Company serves with Advanced Products and Brick Products, the Company’s strategy has evolved with a transition in organizational focus, emphasizing investment in Advanced Products, targeting high growth market segments with a low-mix, high-volume operational model, while maintaining a profitable business in mature market segments we serve with Brick Products with a high-mix, low-volume operational model. The Company’s Board of Directors and Dr. Vinciarelli, the Chief Operating Decision Maker (“CODM”), authorized the mergers of our VI Chip and Picor Corporation (“Picor”) subsidiaries, based on the development and evolution of the aforementioned strategy. Dr. Vinciarelli and management began to make incremental changes in management practices and organizational structure based on a management plan established in 2018 for the definitive reconfiguration of the three business units into one business focused on the Advanced Products and Brick Products product line categorizations, including three significant changes: the merger of Picor with and into Vicor, which was completed on May 30, 2018; the reconfiguration of the Company’s internal reporting systems, which was completed on December 31, 2018; and the merger of VI Chip with and into Vicor, which, as stated, was completed on June 28, 2019. Our CODM now determines the allocation of resources of the Company based upon the two product line groupings, which constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. As such, the Company has conformed the segment reporting to the new reporting structure utilized by the CODM. Accordingly, three-segment information for prior periods has not been presented, to conform with the new presentation.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)
15.
Impact of Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies the disclosure requirements on fair value measurements under Topic 820,
Fair Value Measurements,
 including the consideration of costs and benefits
.
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
Other new pronouncements issued but not effective until after June 30, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
Based on design, performance, and form factor considerations, as well as the range of evolving applications for which our products are appropriate, we categorize our product portfolios as either “Advanced Products” or “Brick Products.” The Advanced Products category consists of our more recently introduced products, which are largely used to implement our proprietary Factorized Power Architecture
TM
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
low-volume
operational model.
On June 28, 2019, our subsidiary, VI Chip Corporation (“VI Chip”), was merged with and into Vicor (the “Merger”), and the corporate existence of VI Chip ceased. (See Note 13 to the Condensed Consolidated Financial Statements for further details). In connection with the Merger, the VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (the “VI Chip Plan”) was amended and restated, and Vicor assumed the VI Chip Plan and each outstanding option to acquire the common stock of VI Chip (each “VI Chip Option”), whether vested or unvested, awarded under the VI Chip Plan. Each VI Chip Option was, immediately following the Merger, deemed to constitute an option (a “Company Option”) to purchase, on the same terms and conditions as were applicable to the VI Chip Option prior to the Merger, a number of shares of our Common Stock, $0.01 par value, equal to the product of (i) the number of shares of the common stock of VI Chip subject to the VI Chip Option multiplied by (ii) 0.1418, which was the exchange ratio used in the Merger (the “Exchange Ratio”). The exercise price per share of each Company Option immediately following the Merger was determined by dividing (x) the exercise price per share of the VI Chip Option by (y) the Exchange Ratio.
The VI Chip Plan, which was previously approved by our stockholders at the 2017 Annual Meeting of Stockholders, was amended and restated in connection with the Merger to (i) provide that awards granted under the VI Chip Plan will be settled in shares of our common stock, (ii) adjust the number of shares that are issuable under the VI Chip Plan to reflect the Merger, (iii) provide that no new awards may be granted under the VI Chip Plan after the completion of the Merger, (iv) permit cashless broker-assisted net exercises of Company Options pursuant to the terms of the assumed VI Chip Plan, and (v) make other conforming and administrative changes to reflect the VI Chip Plan’s assumption by the Company and the effect of the Merger.
In the second quarter of 2019, management determined we would report as one segment, rather than under the three segment approach employed since 2007. Given the growth profiles of the markets we serve with Advanced Products and Brick Products, our strategy has evolved with a transition in organizational focus, emphasizing investment in Advanced Products, targeting high growth market segments with a low-mix,
high-volume operational model, while maintaining a profitable business in mature market segments we serve with Brick Products with a high-mix,
low-volume
operational model. Our Board of Directors and Dr. Vinciarelli, our Chief Operating Decision Maker (“CODM”), authorized the mergers of our VI Chip and Picor subsidiaries, based on the development and evolution of the aforementioned strategy. Dr. Vinciarelli and management began to make incremental changes in management practices and organizational structure based on a management plan established in 2018 for the definitive reconfiguration of the three business units into one business focused on the Advanced Products and Brick Products product line categorizations, including three significant changes: the merger of Picor with and into Vicor, which was completed on May 30, 2018; the reconfiguration of our internal reporting systems, which was completed on December 31, 2018; and the merger of VI Chip with and into Vicor, which was completed on June 28, 2019, noted above. Our CODM now determines the allocation of our resources based upon the two product line groupings, which constitute one segment. Both product lines are built in our manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. As such, we have conformed our segment reporting to the new reporting structure utilized by the CODM.
Revenue from the sale of Advanced Products represents the sum of third-party sales of our former Picor and VI Chip operating segments for periods prior to the second quarter of 2019. Revenue from the sale of Brick Products represents the sum of third-party revenue of the former Brick Business Unit operating segment, inclusive of such sales of our Vicor Custom Power and Vicor Japan Company, Ltd. (“VJCL”) subsidiaries. When reporting such revenue on a consolidated basis, intra-segment revenues are eliminated.
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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
Summary of Second Quarter 2019 Financial Performance
Our consolidated financial performance for the second quarter of 2019 declined sequentially from the first quarter of 2019, as shipments declined, reflecting slowed bookings during the second half of 2018 and the first quarter of 2019.    Total revenue sequentially declined approximately 3.6%. Shipments of Advanced Products declined 19.6%, as certain customers rescheduled delivery of products originally scheduled to be shipped in the second quarter. Shipments of Brick Products rose 3.0% sequentially, with steady volumes delivered for industrial and defense electronics applications. Our gross margin as a percentage of revenue declined sequentially, to 46.0% from the prior quarter’s 47.3%, which is largely attributable to higher tariff charges and lower absorption of manufacturing overhead expenses. While operating expenses were steady sequentially, our consolidated operating margin as a percentage of revenue declined to 3.8% from 6.8%, largely because of the sequential decline in revenue. Net income attributable to Vicor Corporation (i.e., after net income or loss attributable to a noncontrolling interest) for the second quarter of 2019 declined sequentially to $2,563,000, representing earnings per share for the second quarter of 2019 of $0.06, in contrast to the corresponding figures of $4,286,000 and $0.10 for the first quarter of 2019.
Second quarter 2019 bookings declined approximately 9.6% sequentially from the first quarter of 2019, with increased domestic activity, primarily associated with Brick Product orders, offset by further declines in orders for export, largely associated with the challenging conditions in the markets we serve with Advanced Products, which are used principally in computing products assembled in China and other Asian countries. We also experienced a decline in orders for Brick Products from China, reflecting the imposition of additional tariffs by the Chinese government on our products.
Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, based on customer forecasts and other sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as global macroeconomic conditions and supply-chain conditions have caused our operating results to vary meaningfully. Our quarterly gross margin as a percentage of revenue may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold that quarter, and the level of importation of raw materials. Our quarterly operating margin as a percentage of revenue also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.
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

•	We continue to invest in the production capacity to meet our internal volume projections, and believe these projections are reasonable and our investment will be adequate. However, if sustained, uniform, high volume production levels are not achieved, notably in Advanced Products, our product-level profitability likely will not reach the levels necessary to cover our fixed spending, consisting of manufacturing overhead costs and operating costs.

•	Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our long-term forecast of production levels, we anticipate substantial additional capacity will be required to meet expected requirements. We believe the most appropriate manner of meeting our long-term capacity requirements will be to initially expand the production area of our Andover facility by approximately 87,100 square feet,

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
through the addition of a two story wing. We have completed the design and permitting phase for this project, have entered into an agreement to acquire approximately three acres adjacent to our facility, and plan to break ground on this addition to our existing plant in 2019 and take occupancy in 2020. We also are proceeding with the evaluation of alternative projects for the addition of another, larger manufacturing facility, should we anticipate the need based on our forecasts for capacity beyond 2021. Construction activity can be difficult to schedule, and construction sites can present management and operational challenges. As such, given the proximity of the addition to our existing operations, this construction activity has the potential to disrupt our current operations, which could cause production to be delayed and costs to increase.

•	Our ability to achieve sustained, high volume production levels is tied to our ability to forecast manufacturing requirements for, and the availability of, a range of inputs, notably raw material inventories. Because we utilize a number of components and other materials of proprietary design, our ability to sustain targeted production schedules and meet customer delivery requirements has been vulnerable to delays or shortages of such inventories, which often cause prices of these components and materials to rise. With the implementation in 2018 of Section 301 Tariffs on certain Chinese goods imported into the United States, we are now exposed to potentially higher costs on certain electronic components and devices we import from China for use in the manufacture of our products. For the second quarter of 2019, costs associated with duties and tariffs totaled approximately $1,304,000. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have engaged a consultant to assist us with implementing a “duty drawback” process, by which we may file with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. At this time, we are not able to estimate the amount of such recovery or the timing thereof.

•	To mitigate supply chain risks, we focus on identifying and reducing potential vulnerabilities to stock-outs, vendor shortages, and similar disruptions. We maintain safety-stock programs for certain critical components and materials, and these programs recently have contributed to increased levels of raw material inventory primarily for Advanced Products. We also have established second-source supply relationships, in order to reduce exposure to material shortages. Although the global electronics supply chain has generally stabilized, we continue to experience lengthened lead times for certain product categories, and our product-level profitability and overall performance could be negatively influenced by an unplanned shortage of a particular component or material. We anticipate availability of certain commodity components will remain uncertain through 2019.

Market and Macroeconomic Considerations
We continue to believe the transition from 12V to 48V distribution architectures is accelerating and will be sustained, as an increasing number of customers are evaluating our FPA components. Our
Power-on-Package
solution powering graphics processing units (“GPUs”) and application-specific integrated circuits (“ASICs”) used in Artificial Intelligence applications has received strong customer interest, and we have secured significant design wins for our laterally mounted and vertically mounted solutions. We also have entered into a collaboration with a significant vendor of advanced processor packaging solutions. As previously disclosed, we believe customer interest in the application of 48V distribution to server racks and datacenter infrastructure is accelerating. As such, we are facing a more complex competitive landscape, with additional challenges and competitors. We continue to believe our new products will be adopted in volume by multiple leading customers, as the level of engagement with OEMs, ODMs, hyperscalers, and cloud services providers remains high. However, we cannot control the actions by, or the timing of, our customers, their contract manufacturers, or the significant vendors also participating in the market. Many of these vendors possess resources far greater than our resources and have operational and financial flexibility we do not. Notably, our outlook for bookings and shipments of Advanced Product solutions for the remainder of 2019 has been influenced by the limited visibility of our primary customers for those solutions. Sustained uncertainty in the datacenter market may cause orders from new and existing customers to be delayed, potentially influencing our financial results and capacity expansion plans.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
We anticipate aggregate demand for the mature markets we serve with our Brick Products will grow over the long-term at the rate of the overall industrial economy (i.e., in the United States, for example, at the rate of growth approximating that of the industrial segments of gross domestic product). Given our long-term customer relationships and the status of our Brick Products in long-standing customer applications, we anticipate maintaining our share in many of these mature markets. While we are pursuing opportunities to replace many Brick Products used in existing customers’ applications with Advanced Products, when appropriate, and, similarly, to replace competitors’ products in existing applications, we believe such opportunities may not cumulatively contribute to expanding, in 2019, our share of the mature markets we serve with our Brick Products.
Financial Highlights
•	Net revenues decreased 14.6% to $63,355,000 for the second quarter of 2019, from $74,196,000 for the second quarter of 2018, primarily due to an overall 31.1% decrease in bookings in the second quarter of 2019, compared to the second quarter of 2018.

•	Net revenues for the six months ended June 30, 2019 decreased by 7.4% to $129,080,000 from $139,465,000 for the six months ended June 30, 2018, primarily due to an overall 25.1% decrease in bookings for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

•	Export sales, as a percentage of total revenues, represented approximately 51.0% in the second quarter of 2019 and 64.2% in the second quarter of 2018. Export sales, as a percentage of total revenues, for the six months ended June 30, 2019 and 2018 were approximately 53.3% and 62.6%, respectively.

•	Gross margin decreased to $29,117,000 for the second quarter of 2019 from $35,883,000 for the second quarter of 2018, and gross margin, as a percentage of net revenues, decreased to 46.0% for the second quarter of 2019 from 48.4% for the second quarter of 2018, both primarily due to the decrease in net revenues.

•	Gross margin decreased to $60,203,000 for the six months ended June 30, 2019 from $66,094,000 for the six months ended June 30, 2018, and gross margin, as a percentage of revenues, decreased to 46.6% for the six months ended June 30, 2019, compared to 47.4% for the six months ended June 30, 2018, both primarily due to the decrease in net revenues.

•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $100,665,000 at the end of the second quarter of 2019, as compared to $103,832,000 at the end of the first quarter of 2019 and $102,963,000 at the end of 2018. The decrease was primarily due to the lower bookings.

•	Operating expenses for the second quarter of 2019 decreased $831,000, or 3.0%, to $26,736,000 from $27,567,000 for the second quarter of 2018, due to a decrease in selling, general, and administrative expenses of $784,000, partially offset by an increase in research and development expense of $303,000. In addition, we recorded a severance charge of $350,000 during the second quarter of 2018 in connection with the planned closure of one of our Vicor Custom Power subsidiaries, Granite Power Technologies, Inc. (“GPT”), as part of our ongoing initiative to streamline operations and improve our cost structure.

•	Operating expenses for the six months ended June 30, 2019 decreased $763,000, or 1.4%, to $53,329,000 from $54,092,000 for the six months ended June 30, 2018, due to decreases in selling, general, and administrative expenses of $810,000 and the severance charge noted above, partially offset by a increase in research and development expense of $397,000.

•	We reported net income for the second quarter of 2019 of $2,563,000, or $0.06 per diluted share, compared to net income of $7,860,000, or $0.19 per diluted share, for the second quarter of 2018.

•	We reported net income for the six months ended June 30, 2019, of $6,849,000, or $0.17 per diluted share, compared to net income of $11,803,000, or $0.29 per diluted share, for the six months ended June 30, 2018.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
•	For the six months ended June 30, 2019, depreciation and amortization totaled $4,998,000, and capital additions totaled $5,864,000, compared to $4,539,000 and $3,558,000, respectively, for the six months ended June 30, 2018.

•	Inventories increased by approximately $7,202,000, or 15.2%, to $54,572,000 at June 30, 2019, compared to $47,370,000 at December 31, 2018. The increase was primarily in finished goods, as certain customers requested delays of scheduled shipments.

Critical Accounting Policies and Estimates
Please refer to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018 for a summary of the Company’s critical accounting policies and estimates.
See Note 2 to the Condensed Consolidated Financial Statements pertaining to the adoption of the new accounting standard for lease accounting.
Three months ended June
 30, 2019, compared to three months ended June
 30, 2018
See Note 14,
Segment Information
, to the Condensed Consolidated Financial Statements for a discussion of our change to segment reporting in the second quarter of 2019.
Consolidated net revenues for the second quarter of 2019 were $63,355,000, a decrease of $10,841,000, or 14.6%, as compared to $74,196,000 for the second quarter of 2018, and a decrease of $2,370,000, or 3.6%, on a sequential basis from $65,725,000 for the first quarter of 2019. Net revenues, by product line, for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

			Decrease
	2019	2018	$	%
Brick Products	$48,005	$48,349	$(344)	(0.7)%
Advanced Products	15,350	25,847	(10,497)	(40.6)%

Total	$63,355	$74,196	$(10,841)	(14.6)%

The overall decreases in consolidated net revenues for the three months ended June 30, 2019 from the three months ended June 30, 2018 were primarily due to an overall 31.1% decrease in bookings for the three months ended June 30, 2019, with a decline of 63.2% in bookings for Advanced Products and a decline of 11.3% in bookings for Brick Products. In addition, revenues for Advanced Products also declined due to certain orders originally scheduled to ship in the second quarter of 2019 which were rescheduled into the third and fourth quarters of 2019.
Gross margin for the second quarter of 2019 decreased $6,766,000, or 18.9%, to $29,117,000, from $35,883,000 for the second quarter of 2018. Gross margin as a percentage of net revenues decreased to 46.0% for the second quarter of 2019 compared to 48.4% for the second quarter of 2018. Both decreases were primarily due to the decrease in net revenues and higher tariff charges of approximately $1,304,000 and lower absorption of manufacturing overhead expenses in the second quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019
Selling, general, and administrative expenses were $15,030,000 for the second quarter of 2019, a decrease of $784,000, or 5.0%, from $15,814,000 for the second quarter of 2018. Selling, general, and administrative expenses as a percentage of net revenues increased to 23.7% for the second quarter of 2019 from 21.3% for the second quarter of 2018 due to the decrease in net revenues.
The components of the $784,000 decrease in selling, general and administrative expenses for the second quarter of 2019 from the second quarter of 2018 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(617)	(6.1	)%(1)
Legal fees	(236)	(40.5	)%(2)
Audit, tax, and accounting fees	(143)	(30.0)%
Advertising expenses	174	26.6%
Facilities allocations	102	32.1%
Other, net	(64)	(1.8)%

	$(784)	(5.0)%

(1)	Decrease primarily attributable to decreased stock-based compensation expense, partially offset by annual compensation adjustments in May 2019. The decrease in stock-based compensation expense was due to increased expense in the second quarter of 2018 for certain Vicor stock options held by a non-employee.

(2)	Decrease attributable to a decrease in corporate legal matters.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

Research and development expenses were $11,706,000 for the second quarter of 2019, an increase of $303,000, or 2.7%, compared to $11,403,000 for the second quarter of 2018. As a percentage of net revenues, research and development expenses increased to 18.5% for the second quarter of 2019 from 15.4% for the second quarter of 2018 due to the decrease in net revenues.
The components of the $303,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$265	3.3	%(1)
Project and pre-production materials	181	12.4%
Facilities allocations	136	25.8%
Supplies expense	(129)	(28.5)%
Deferred costs	(211)	(79.5	)%(2)
Other, net	61	5.2%

	$303	2.7%

(1)	Increase primarily attributable to annual compensation adjustments in May 2019.

(2)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

In May 2018, the Company’s management authorized the closure of GPT, which was completed by the end of 2018. GPT was one of three Vicor Custom Power (“VCP”) entities, located in Manchester, N.H. Certain of GPT’s products continue to be manufactured and sold by the two remaining VCP entities. As a result, we recorded a pre-tax
charge of $350,000 in the second quarter of 2018, for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service.
The significant components of ‘‘Other income (expense), net’’ for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2019	2018	Increase (decrease)
Rental income	$198	$198	$—
Interest income	79	53	26
Gain on disposals of equipment	13	3	10
Foreign currency losses, net	(2)	(312)	310
Credit gains on available-for-sale securities	1	2	(1)
Other, net	(1)	12	(13)

	$288	$(44)	$332

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

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
Income before income taxes was $2,669,000 for the second quarter of 2019, as compared to $8,272,000 for the second quarter of 2018.
The provisions for income taxes and the effective income tax rates for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Provision for income taxes	$113	$363
Effective income tax rate	4.2%	4.4%

The effective tax rates were lower than the statutory tax rates for the three months ended June 30, 2019 and 2018 due primarily to the utilization of net operating loss carryforwards and tax credits. The provisions for income taxes in the three months ended June 30, 2019 and 2018 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 10 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic net deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
Net income per diluted share attributable to Vicor Corporation was $0.06 for the second quarter of 2019 and $0.19 for the second quarter of 2018.
Six months ended June 30, 2019, compared to six months ended June 30, 2018
Consolidated net revenues for the six
months ended June 30, 2019 were $129,080,000, a decrease of $10,385,000, or 7.4%, from $139,465,000 for the six months ended June 30, 2018. Net revenues, by product line, for the six months ended June 30, 2019 and the six months ended June 30, 2018 were as follows (dollars in thousands):

			Increase (decrease)
	2019	2018	$	%
Brick Products	$94,630	$88,986	$5,644	6.3%
Advanced Products	34,450	50,479	(16,029)	(31.8)%

Total	$129,080	$139,465	$(10,385)	(7.4)%

The overall decrease in consolidated net revenues for the six months ended June 30, 2019 from the six months ended June 30, 2018 was primarily due to an overall 25.1% decrease in bookings for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, with a decline of 50.8% in bookings for Advanced Products and a decline of 11.8% for Brick Products.
Gross margin for the six months ended June 30, 2019 decreased $5,891,000, or 8.9%, to $60,203,000 from $66,094,000 for the six months ended June 30, 2018, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues decreased to 46.6% for the six month period ended June 30, 2019 compared to 47.4% for the six month period ended June 30, 2018. Both decreases were primarily due to the decrease in net revenues and higher tariff charges of approximately $2,430,000 and lower absorption of manufacturing overhead expenses in the second quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

Selling, general and administrative expenses were $30,403,000 for the six months ended June 30, 2019, a decrease of $810,000, or 2.6%, compared to $31,213,000 for the six months ended June 30, 2018. Selling, general and administrative expenses as a percentage of net revenues increased to 23.6% for the six month period ended June 30, 2019 from 22.4% for the six month period ended June 30, 2018, primarily due to the decrease in net revenues, despite the absolute decline in such expenses.
The components of the $810,000 decrease in selling, general and administrative expenses for the six months ended June 30, 2019 from the six months ended June 30, 2018 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$(457)	(2.3	)%(1)
Audit, tax, and accounting fees	(356)	(27.5	)%(2)
Legal fees	(273)	(28.2	)%(3)
Bad debt expense	(184)	(274.5	)%(4)
Commissions expense	107	6.6%
Depreciation and amortization	114	9.4%
Facilities allocations	143	19.7%
Advertising expenses	152	11.3%
Other, net	(56)	(1.4)%

	$(810)	(2.6)%

(1)	Decrease primarily attributable to decreased stock-based compensation expense, partially offset by annual compensation adjustments in May 2019. The decrease in stock-based compensation expense was due to increased expense in the second quarter of 2018 for certain Vicor stock options held by a non-employee.

(2)	Decrease primarily attributable to the timing of the 2018 audit process.

(3)	Decrease attributable to a decrease in corporate legal matters.

(4)	Decrease attributable to favorable historical collections experience over the period analyzed.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

Research and development expenses were $22,926,000 for the six months ended June 30, 2019, an increase of $397,000, or 1.8%, from $22,529,000 for the six months ended June 30, 2018. As a percentage of net revenues, research and development expenses increased to 17.8% for the six month period ended June 30, 2019 from 16.2% for the six month period ended June 30, 2018, primarily due to the decrease in net revenues.
The components of the $397,000 increase in research and development expenses for the six months ended June 30, 2019 from the six months ended June 30, 2018 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$636	4.0	%(1)
Project and pre-production materials	239	8.0	%(2)
Facilities allocations	184	16.3%
Depreciation and amortization	(97)	(9.9)%
Supplies expense	(138)	(20.5)%
Deferred costs	(407)	(73.5	)%(3)
Other, net	(20)	(1.5)%

	$397	1.8%

(1)	Increase primarily attributable to annual compensation adjustments in May 2019 and increased stock-based compensation expense.

(2)	Increase primarily attributable to increased spending for new product development of Advanced Products.

(3)	Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.

The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2019 and the six months ended June 30, 2018 and the changes from period to period were as follows (in thousands):

	2019	2018	Increase (decrease)
Rental income	$396	$396	$—
Interest income	162	108	54
Foreign currency losses, net	(60)	(152)	92
Gain on disposals of equipment	22	16	6
Credit gains on available-for-sale securities	2	4	(2)
Other, net	5	14	(9)

	$527	$386	$141

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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

Income before income taxes was $7,401,000 for the six months ended June 30, 2019, as compared to $12,388,000 for the six months ended June 30, 2018.
The provisions for income taxes and the effective income tax rates for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Provision for income taxes	$539	$497
Effective income tax rate	7.3%	4.0%

The effective tax rates were lower than the statutory tax rates for the six months ended June 30, 2019 and 2018 due primarily to the utilization of net operating loss carryforwards and tax credits. The provisions for income taxes in the six months ended June 30, 2019 and 2018 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
Net income per diluted share attributable to Vicor Corporation was $0.17 for the six months ended June 30, 2019, compared to $0.29 for the six months ended June 30, 2018.
Liquidity and Capital Resources
As of June 30, 2019, we had $71,482,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.1:1 as of June 30, 2019 and 4.6:1 as of December 31, 2018. Working capital, defined as total current assets less total current liabilities, increased $7,426,000 to $136,488,000 as of June 30, 2019 from $129,062,000 as of December 31, 2018.
The changes in working capital from December 31, 2018 to June 30, 2019 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$925
Accounts receivable	(5,136)
Inventories, net	7,202
Other current assets	1,594
Accounts payable	5,330
Accrued compensation and benefits	(487)
Accrued expenses	403
Operating lease liabilities	(1,660)
Sales allowances	(92)
Accrued severance charge	234
Income taxes payable	625
Deferred revenue	(1,512)

$7,426

The primary sources of cash for the six months ended June 30, 2019 were from operating activities of $5,239,000 and proceeds from the issuance of Common Stock upon the exercise of options under our stock option plans and our 2017 Employee Stock Purchase Plan, of $1,707,000. The primary use of cash for the six months ended June 30, 2019 was for purchase of equipment of $5,864,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2019

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2019. As of June 30, 2019, we had approximately $8,541,000 remaining under the November 2000 Plan.
We had approximately $3,367,000 of capital expenditure commitments, principally for manufacturing equipment, as of June 30, 2019, which we intend to fund with existing cash. Our primary liquidity needs are for making continuing investments in manufacturing equipment and, if we proceed with the planned construction of 87,100 square feet of additional manufacturing space adjoining our existing Andover manufacturing facility, for funding architectural and construction costs. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
June 30, 2019
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2019, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2019.
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

As required by Rule
 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2019). The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
June 30, 2019

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2019
Item 1 — Legal Proceedings
See Note 12.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
On June 28, 2019, VI Chip was merged with and into the Company, with the Company as the surviving entity. The terms of the merger call for the Company to issue 993 shares of the Company’s Common Stock in exchange for 6,600 shares of the common stock of VI Chip that had been held by minority stockholders, subject to the respective waiver of appraisal rights by such individual minority stockholders. As of 5:00 p.m. (EDT) on July 22, 2019, the deadline for the five minority stockholders to demand an appraisal pursuant to the requirements of Section 262 of the General Corporation Law of the State of Delaware, no such demand had been received and, accordingly, Vicor will issue, as soon as practicable, the 933 shares of the Company’s Common Stock. All of such shares will be issued without registration under the Securities Act of 1933, in reliance upon the exemption provided in Section 4(a)(2) and Rule 506(b) thereunder.
Item 6 — Exhibits

Exhibit Number	Description

10.1	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plans, as amended and restated (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (No. 333-232864), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 31, 2019	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2019	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)