Form 10-Q
period 2020-03-31
VICOR CORP
filed 2020-05-04
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
of the Exchange Act).
Yes
☐
    No
☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of
April 20, 2020
was:

Common Stock, $.01 par value	28,904,269
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$82,751	$84,668
Accounts receivable, less allowance of $102 in 2020 and $59 in 2019	41,279	38,115
Inventories, net	53,352	49,187
Other current assets	7,808	7,096

Total current assets	185,190	179,066
Long-term deferred tax assets, net	206	205
Long-term investments, net	2,557	2,510
Property, plant and equipment, net	56,879	56,952
Other assets	1,893	1,994

Total assets	$246,725	$240,727

Liabilities and Equity
Current liabilities:
Accounts payable	$13,440	$9,005
Accrued compensation and benefits	10,081	10,410
Accrued expenses	2,761	2,690
Short-term lease liabilities	1,370	1,520
Sales allowances	781	741
Income taxes payable	34	57
Short-term deferred revenue and customer prepayments	6,753	5,507

Total current liabilities	35,220	29,930
Long-term deferred revenue	974	1,054
Contingent consideration obligations	362	451
Long-term income taxes payable	571	567
Long-term lease liabilities	2,601	2,855

Total liabilities	39,728	34,857
Commitments and contingencies (Note 1 0 )
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock	118	118
Common Stock	407	405
Additional paid-in capital	204,020	201,251
Retained earnings	141,363	143,098
Accumulated other comprehensive loss	(300)	(383)
Treasury stock, at cost	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	206,681	205,562
Noncontrolling interest	316	308

Total equity	206,997	205,870

Total liabilities and equity	$246,725	$240,727

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$63,401	$65,725
Cost of revenues	36,070	34,639

Gross margin	27,331	31,086
Operating expenses:
Selling, general and administrative	16,369	15,373
Research and development	13,335	11,220

Total operating expenses	29,704	26,593

(Loss) income from operations	(2,373)	4,493
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	47	20
Less: portion of gains recognized in other comprehensive income	(46)	(19)

Net credit gains recognized in earnings	1	1
Other income (expense), net	147	238

Total other income (expense), net	148	239

(Loss) income before income taxes	(2,225)	4,732
Less: (Benefit) provision for income taxes	(494)	426

Consolidated net (loss) income	(1,731)	4,306
Less: Net income attributable to noncontrolling interest	4	20

Net (loss) income attributable to Vicor Corporation	$(1,735)	$4,286

Net (loss) income per common share attributable to Vicor Corporation:
Basic	$(0.04)	$0.11
Diluted	$(0.04)	$0.10
Shares used to compute net (loss) income per common share attributable to Vicor Corporation:
Basic	40,635	40,229
Diluted	40,635	41,029

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Consolidated net (loss) income	$(1,731)	$4,306
Foreign currency translation gains (losses), net of tax (1)	46	(66)
Unrealized gains on available-for-sale securities, net of tax (1)	41	19

Other comprehensive income (loss)	87	(47)

Consolidated comprehensive (loss) income	(1,644)	4,259
Less: Comprehensive income attributable to noncontrolling interest	8	15

Comprehensive (loss) income attributable to Vicor Corporation	$(1,652)	$4,244

(1)	The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale
securities are completely offset by a tax valuation allowance as of March 31, 2020 and 2019. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2020 and 2019.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Consolidated net (loss) income	$(1,731)	$4,306
Adjustments to reconcile consolidated net (loss) income to net cash used by operating activities:
Depreciation and amortization	2,711	2,445
Stock-based compensation expense, net	710	773
Provision (benefit) for doubtful accounts	43	(88)
Increase in long-term income taxes payable	4	2
Decrease in long-term deferred revenue	(80)	(18)
Gain on disposal of equipment	—	(9)
Deferred income taxes	(1)	(1)
Credit gain on available-for-sale securities	(1)	(1)
Change in current assets and liabilities, net	(2,639)	(9,529)

Net cash used by operating activities	(984)	(2,120)
Investing activities:
Additions to property, plant and equipment	(2,999)	(3,322)
Proceeds from sale of equipment	—	9
Decrease in other assets	75	(8)

Net cash used for investing activities	(2,924)	(3,321)
Financing activities:
Proceeds from issuance of Common Stock	2,061	1,570
Payment of contingent consideration obligations	(89)	(30)

Net cash provided by financing activities	1,972	1,540
Effect of foreign exchange rates on cash	19	(42)
Net decrease in cash and cash equivalents	(1,917)	(3,943)
Cash and cash equivalents at beginning of period	84,668	70,557

Cash and cash equivalents at end of period	$82,751	$66,614

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

Three months ended March 31, 2020	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Sales of Common Stock		1	788				789		789
Stock-based compensation expense			710				710		710
Issuances of stock through employee stock purchase plan		1	1,271				1,272		1,272
Components of comprehensive income, net of tax:
Net income				(1,735)			(1,735)	4	(1,731)
Other comprehensive income					83		83	4	87

Total comprehensive income							(1,652)	8	(1,644)

Balance on March 31, 2020	$118	$407	$204,020	$141,363	$(300)	$(138,927)	$206,681	$316	$206,997

Three months ended March 31, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2018	$118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Sales of Common Stock			291				291		291
Stock-based compensation expense			773				773		773
Issuances of stock through employee stock purchase plan		1	1,278				1,279		1,279
Components of comprehensive income, net of tax:
Net income				4,286			4,286	20	4,306
Other comprehensive loss					(42)		(42)	(5)	(47)

Total comprehensive income							4,244	15	4,259

Balance on March 31, 2019	$118	$403	$195,799	$133,286	$(436)	$(138,927)	$190,243	$449	$190,692

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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
31
,
2020
are not necessarily indicative of the results that may be expected for any other interim period or the year ending December
31
,
2020
. The balance sheet at December
31
,
2019
presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December
31
,
2019
filed by the Company with the Securities and Exchange Commission on February
28
,
2020
(“
2019
Form
10-K”).
2.
Inventories
Inventories are valued at the lower of cost (determined using the first-in,
first-out
method) or net realizable value. Fixed production overhead is allocated to the inventory cost per unit based on the normal capacity of the production facilities. Abnormal production costs, including fixed cost variances from normal production capacity, if any, are charged to cost of revenues in the period incurred. All shipping, handling and customs (e.g., tariff) costs incurred in connection with the sale of products are included in cost of revenues.
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
Inventories were as follows (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$38,758	$35,901
Work-in-process	7,705	5,184
Finished goods	6,889	8,102

Net balance	$53,352	$49,187

3.
Long-Term Investments
As of March 31, 2020 and December 31, 2019, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2020, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2020.
The following is a summary of the
available-for-sale
security (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$443	$2,557

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$490	$2,510

As of March 31, 2020, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the Failed Auction Security on March 31, 2020, by contractual maturity, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in twenty to forty years	$3,000	$2,557

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on March 31, 2020, with a par value of $3,000,000, was estimated by the Company to be approximately $2,557,000. The gross unrealized loss of $443,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $36,000 and an aggregate temporary impairment of $407,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2020	2019
Balance at the beginning of the period	$37	$41
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(1)	(1)

Balance at the end of the period	$36	$40

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
4.
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
Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2020 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2020
Cash equivalents:
Money market funds	$9,665	$—	$—	$9,665
Long-term investments:
Failed Auction Security	—	—	2,557	2,557
Liabilities:
Contingent consideration obligations	—	—	(362)	(362)

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

As of March 31, 2020, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2020. The major assumptions used in preparing the DCF model were similar to those described in Note 5
 —

Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2019 Form
 10-K.
Quantitative information about Level 3 fair value measurements as of March 31, 2020 is as follows (dollars in thousands):

	Fair Value	Valuation Tech nique	Unobservable Input	Weighted Average
Failed Auction Security	$2,557	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.11%
			Cumulative probability of principal return prior to maturity	93.98%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2020 was as follows (in thousands):

Balance at the beginning of the period	$2,510
Credit gain on available-for-sale securit y included in Other income (expense), net	1
Gain included in Other comprehensive income	46

Balance at the end of the period	$2,557

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the three months ended March 31, 2020 was as follows (in thousands):

Balance at the beginning of the period	$451
Payments	(89)

Balance at the end of the period	$362

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
5
.
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
The following tables present the Company’s net revenues disaggregated by geography based on the locati
o
n of the customer, by product line (in thousands):

	Three Months Ended March 31, 2020
	Brick Products	Advanced Products	Total
United States	$25,970	$7,597	$33,567
Europe	4,568	879	5,447
Asia Pacific	13,656	9,376	23,032
All other	1,323	32	1,355

	$45,517	$17,884	$63,401

	Three Months Ended March 31, 2019
	Brick Products	Advanced Products	Total
United States	$22,292	$6,949	$29,241
Europe	6,009	986	6,995
Asia Pacific	17,111	10,900	28,011
All other	1,213	265	1,478

	$46,625	$19,100	$65,725

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$35,739	$14,767	$50,506
Stocking distributors, net of sales allowances	9,622	3,062	12,684
Non-recurring engineering	156	37	193
Other	—	18	18

	$45,517	$17,884	$63,401

	Three Months Ended March 31, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$39,948	$14,766	$54,714
Stocking distributors, net of sales allowances	6,117	3,166	9,283
Non-recurring engineering	548	1,125	1,673
Royalties	12	24	36
Other	—	19	19

	$46,625	$19,100	$65,725

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	March 31, 2020	December 31, 2019	Change
Accounts receivable	$41,279	$38,115	$3,164
Short-term deferred revenue and customer prepayments	(6,753)	(5,507)	(1,246)
Long-term deferred revenue	(974)	(1,054)	80
Deferred expenses	2,023	1,897	126
Sales allowances	(781)	(741)	(40)

The increase in accounts receivable was primarily due to an increase in net revenues of approximately $5,634,000 in March 2020 compared to December 2019.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $36,000 for the three months ended March 31, 2020, and $0 for the three months ended March 31, 2019, respectively, that was included in deferred revenue at the beginning of each respective period.
6
.
Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenues	$119	$69
Selling, general and administrative	437	519
Research and development	154	185

Total stock-based compensation	$710	$773

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock options	$506	$533
ESPP	204	240

Total stock-based compensation	$710	$773

7
.
Rental Income
Income, net under the Company’s operating lease agreement for its leased facility with a third party in California was approximately $198,000 for the three months ended March 31, 2020 and 2019.
8
.
Income Taxes
The tax (benefit) provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
(Benefit) provision for income taxes	$(494)	$426
Effective income tax rate	(22.2)%	9.0%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019.
The (benefit) provision for income taxes in the three months ended March 31, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
As of March 31, 2020, the Company has a valuation allowance of approximately $30,363,000 against all domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While positive operating results in 2018 and 2019 caused the Company to be in a cumulative income position as of March 31, 2020, its overall profitability has been declining since the third quarter of 2018 and the Company recorded an operating loss in the first quarter of 2020, primarily due to overall reduced bookings for both Advanced and Brick products, reflecting U.S.-China trade/tariff dynamics and elements of macro uncertainty. In addition, the uncertain impact of the
COVID-19
pandemic on the Company’s supply chain, and certain process issues with the production of Advanced Products are contributing to near-term uncertainty. As a result, management has concluded a full valuation allowance against all net domestic deferred tax assets is still warranted as of March 31, 2020. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings resume and then continue, and the Company’s concerns about industry uncertainty and world events, the impact of the
COVID-19
pandemic on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and order volumes are alleviated to the point that the Company believes future profits can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely continue to require a valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
9
.
Net
(
Loss
)
Income per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to Vicor Corporation	$(1,735)	$4,286

Denominator:
Denominator for basic net (loss) income per share-weighted average shares (1)	40,635	40,229
Effect of dilutive securities:
Employee stock options (2)	—	800

Denominator for diluted net (loss) income per share – adjusted weighted-average shares and assumed conversions	40,635	41,029

Basic net (loss) income per share	$(0.04)	$0.11

Diluted net (loss) income per share	$(0.04)	$0.10

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)	Options to purchase 2,615,335 shares of Common Stock for the three months ended March 31, 2020, and 134,535 shares of Common Stock for the three months ended March 31, 2019, were not included in the calculations of net income per share as the effect would have been antidilutive.
1
0
.
Commitments and Contingencies
At March 31, 2020, the Company had approximately $4,041,000
of capital expenditure commitments, principally for manufacturing equipment.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “Texas Action”). The complaint, as amended, alleges that the Company’s products, including but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively). SynQor’s compl
a
int sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. The Company has denied that its products infringe any of the SynQor patents, and has asserted that the SynQor patents are invalid and/or unenforceable. The Company has also asserted counterclaims seeking damages from SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)
1
1
.
Impact of Recently Issued Accounting Standards
In December 2019,
the Financial Accounting Standards Board (“FASB”) issued guidance designed to simplify the accounting for income taxes by eliminating certain exceptions to the general principles in
Topic 740, Income Taxes, and also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance will be effective for the Company for its fiscal year beginning after December 15, 2020, with early adoption permitted. The Company has not yet determined the impact this new guidance will have on its consolidated financial statements and disclosures.
In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements under Topic 820, Fair Value Measurements, including the consideration of costs and benefits. The new guidance is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a retrospective approach with certain elements being adopted prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
In June 2016, the FASB issued new guidance which will require measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale
debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
Other new pronouncements issued but not effective until after March 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 and the risk factor described in this Quarterly Report on Form
10-Q.
As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its listed common stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company. Forward-looking statements are identified by the use of the words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus “COVID-19,” and our ability to effectively conduct business during the pandemic; ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity and the timing, location, and funding thereof; our belief cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations and capital investments for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and those described in this Quarterly Report on Form
10-Q,
particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A – “Risk Factors.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form
10-K,
our Quarterly Reports on Form
10-Q
and our Current Reports on Form
8-K,
which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form
10-Q.
We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.
Overview
We design, develop, manufacture, and market modular power components and power systems for converting electrical power for use in electrically-powered devices. Our competitive position is supported by innovations in product design and achievements in product performance, largely enabled by our focus on the research and development of advanced technologies and processes, often implemented in proprietary semiconductor circuitry, materials, and packaging. Many of our products incorporate patented or proprietary implementations of high-frequency switching topologies enabling power system solutions that are more efficient and much smaller than conventional alternatives. Our strategy emphasizes demonstrable product differentiation and a value proposition based on competitively superior solution performance, advantageous design flexibility, and a compelling total cost of ownership. While we

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
offer a wide range of alternating current (“AC”) and direct current (“DC”) power conversion products, we consider our core competencies to be associated with 48V DC distribution, which offers numerous inherent cost and performance advantages over lower distribution voltages. However, we also offer products addressing other DC voltage standards (e.g., 380V for power distribution in data centers, 110V for rail applications, 28V for military and avionics applications, and 24V for industrial automation).
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
low-volume
operational model.
The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure. We also target applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.
Summary of First Quarter 2020 Financial Performance
Total revenue for the first quarter of 2020 sequentially increased 0.4%, compared to total revenue for the fourth quarter of 2019, as shipments of Advanced Products sequentially increased 9.8%, while shipments of Brick Products sequentially declined 2.8%. An increase in domestic shipments of both Advanced Products and Brick Products was offset by a decline in shipments to China and Hong Kong, resulting from the influence of tariffs and other trade-related matters on prior period bookings. Shipments to other Asian countries also declined, largely due to gaps in scheduling for certain Advanced Product backlog delivery schedules. European shipments for the first quarter of 2020 also declined, as compared to shipments during the fourth quarter of 2019, reflecting prior period bookings patterns and the ongoing weakness of regional business conditions. Revenue fell short of forecast, as certain supply chain constraints caused manufacturing delays, which, in turn, caused a reduction in shipments, and production inefficiencies, which, in turn, caused an increase in costs. We experienced a small number of customer requests to postpone shipments due to the
COVID-19
pandemic, but the impact of such postponed shipments on revenue for the first quarter of 2020 was immaterial.
Our gross margin as a percentage of revenue declined sequentially, to 43.1% for the first quarter of 2020 from 47.1% for the fourth quarter of 2019, primarily due to the aforementioned influence of supply chain constraints experienced during the first quarter of 2020. Gross margin as a percentage of revenue for the first quarter of 2020 also was influenced by an unfavorable change in product mix shipped (i.e., a sequentially higher percentage of lower margin products were produced and shipped during the quarter), lower volume-related absorption of manufacturing overhead expenses, a sequential quarterly increase in tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
We recorded an operating loss of $(2,373,000), as operating expenses increased 2.9% compared to the fourth quarter of 2019, primarily due to a 9.7% sequential quarterly rise in research and development expenses, an increase largely associated with increased prototype development costs for the first quarter of 2020.
Net loss attributable to Vicor Corporation (i.e., after net income or loss attributable to a noncontrolling interest) for the first quarter of 2020 was $(1,735,000), representing a loss per share of $(0.04) for the first quarter of 2020, in contrast to net income of $1,312,000 or $0.03 per diluted share for the fourth quarter of 2019.
Bookings for the first quarter of 2020 decreased 8.8%, compared to the fourth quarter of 2019, as orders for Brick Products declined 3.1% sequentially, primarily as a result of the impact of the
COVID-19
pandemic on business activity across Asia, while orders for Advanced Products decreased 16.1% sequentially. Advanced Products order volume for the first quarter of 2020 met expectations. The sequential 8.8% decline reflects the composition of the prior quarter’s bookings, which included a large, year-long program for high-end
commercial lighting. Absent that single large order, Advanced Product bookings rose 23.2% sequentially and were almost entirely associated with customers in Artificial Intelligence applications.
Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, based on customer forecasts and based on other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, often associated with cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure
, most recently evidenced by the
COVID-19
pandemic, have caused our operating results to vary meaningfully. Our quarterly gross margin as a percentage of revenue may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold that quarter, and the level of importation of raw materials. Our quarterly operating margin as a percentage of revenue also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.
Impact of
COVID-19
Pandemic
On January 30, 2020, the World Health Organization designated the
COVID-19
outbreak a “Public Health Emergency of International Concern” (i.e., a health emergency requiring coordinated action by the governments of effected countries). On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the entire United States, thereby facilitating nationwide public health response. On March 11, 2020,
COVID-19
was declared a pandemic by the World Health Organization, an indication of its global severity. Governments worldwide have responded with measures intended to contain the further spread of
COVID-19,
including mandatory closures of businesses, schools, and organizations.
On March 23, 2020, the Commonwealth of Massachusetts ordered non-essential
businesses closed and prohibited gatherings of more than 10 people, extending the emergency declaration of March 10, 2020. Our headquarters offices and primary manufacturing facility are located in Massachusetts. However, the Company is designated as essential by the U.S. Department of Homeland Security, given our role in supporting industrial sectors considered “critical infrastructure.” As such, we have continued to operate at, or close to, full manufacturing capacity, although there can be no assurance we will be able to continue to operate at such levels of manufacturing capacity.
Widespread uncertainty associated with the
COVID-19
pandemic has contributed to reduced business activity worldwide. As described above, our financial performance for the first quarter of 2020 was not materially influenced by the
COVID-19
pandemic, although there can be no assurance our financial performance will not be materially negatively influenced in future quarters, given the continued uncertainty. Since early March 2020, we have taken actions intended to protect the health and safety of our employees, customers, business partners, and suppliers. Following guidance from the U.S. Centers for Disease Control and Prevention, the U.S. Occupational Health and Safety Administration, state and local health authorities, and existing crisis management policies, we developed and implemented comprehensive health and safety measures at all of our locations, including: establishing a central response team; distributing information and carrying out education initiatives; implementing social distancing requirements;

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
distributing breathing masks, disposable gloves, and thermometers to employees who must be physically on premises to perform their work; implementing temperature checks at the entrances to our manufacturing facility; extensive and frequent disinfecting of our workspaces; modifying our meal services to minimize physical contact; requiring and enabling work-from-home for those employees who do not need to be physically on premises to perform their work effectively; and suspending travel. We expect to maintain these measures until we determine the
COVID-19
pandemic is adequately contained for purposes of our business, and we may take further actions we consider to be in the best interests of our employees, customers, business partners, and suppliers or in response to government mandate or requirement.
While our facilities currently are operational, the further spread of
COVID-19
and the measures set forth above may negatively influence our operations, as well as those of our customers, business partners, and suppliers. As described above, we experienced certain supply chain constraints associated with
COVID-19
during the first quarter of 2020, and such constraints contributed to lower revenue, higher costs, and reduced productivity, although we do not consider the cumulative impact of such constraints to have had a material influence on our financial performance. However, there can be no assurance that future circumstances associated with the
COVID-19
pandemic will not have a material negative influence on our operations and, in turn, our financial performance.
We have experienced absenteeism associated with employee self-quarantine due to exposure to
COVID-19,
although as of the date of this report we continue to operate with three shifts in our factory, and our engineering, sales, and administrative departments continue to function. However, the productivity of our factory may be reduced further if absenteeism increases or if an employee is diagnosed with
COVID-19,
which likely would require further restrictive health and safety measures, including factory closure, to be implemented.
We have not yet experienced significant disruption of our supply chain due to the
COVID-19
pandemic. During the period when China was under strict
shelter-in-place
restrictions, we did experience delays in delivery of certain raw materials, but these delays did not materially influence our operational or financial performance for the first quarter of 2020. We are closely monitoring the performance and financial health of our business partners and suppliers, but an extended period of operational constraints brought about by
COVID-19
could cause financial hardship within our supply chain, thereby potentially disrupting our access to raw materials. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air could result in higher costs and inbound and outbound delays.
Although there is uncertainty regarding the extent to which
COVID-19
will continue to influence our operational and financial results, in the future, the Company’s high level of liquidity, flexible operational model, existing raw material inventories, and increased use of second-sources for critical raw materials support management’s belief the Company will be able to effectively conduct business until the
COVID-19
pandemic passes.
We are monitoring the rapidly changing circumstances, and may take additional actions to address
COVID-19
risks as they evolve, particularly if federal and state governments so require. Because much of the potential negative influence of
COVID-19
is associated with risks outside of our control, we cannot estimate the extent of such influence on our financial or operational performance, or when such influence might occur.
Please refer to Item 1A, “Risk Factors” below for updates to our risk factors associated with the
COVID-19
pandemic.
Please refer to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 for a summary of the Company’s critical accounting policies and estimates.
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
The following summarizes our financial performance for the first quarter of 2020, compared to the first quarter of 2019:
•	Net revenues decreased 3.5% to $63,401,000 for the first quarter of 2020, from $65,725,000 for the first quarter of 2019, despite a 5.2% increase in bookings in the first three months of 2020 compared to the first three months of 2019.Advanced Products revenues decreased 6.4% and Brick Products revenues decreased 2.4% in each case compared to the first quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
•	Export sales, as a percentage of total revenues, represented approximately 47.1% in the first quarter of 2020 and 55.5% in the first quarter of 2019.
•	Gross margin decreased to $27,331,000 for the first quarter of 2020 from $31,086,000 for the first quarter of 2019, and gross margin, as a percentage of net revenues, decreased to 43.1% for the first quarter of 2020 from 47.3% for the first quarter of 2019.
•	Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $110,832,000 at the end of the first quarter of 2020, as compared to $103,832,000 at the end of the first quarter of 2019 and $104,164,000 at the end of the fourth quarter of 2019.
•	Operating expenses for the first quarter of 2020 increased $3,111,000, or 11.7%, to $29,704,000 from $26,593,000 for the first quarter of 2019, due to an increase in research and development expense of $2,115,000 and an increase in selling, general, and administrative expenses of $996,000.
•	We reported a net loss for the first quarter of 2020 of $(1,735,000), or $(0.04) per share, compared to net income of $4,286,000, or $0.10 per diluted share, for the first quarter of 2019.
•	For the three months ended March 31, 2020, depreciation and amortization totaled $2,711,000, and capital additions totaled $2,999,000, compared to $2,445,000 and $3,322,000, respectively, for the three months ended March 31, 2019.
•	Inventories increased by approximately $4,165,000, or 8.5%, to $53,352,000 at March 31, 2020, compared to $49,187,000 at December 31, 2019.
Consolidated net revenues for the first quarter of 2020 were $63,401,000, a decrease of $2,324,000, or 3.5%, as compared to $65,725,000 for the first quarter of 2019, and an increase of $276,000, or 0.4%, on a sequential basis from $63,125,000 for the fourth quarter of 2019. Net revenues, by product line, for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

			Decrease
	2020	2019	$	%
Brick Products	$45,517	$46,625	$(1,108)	(2.4)%
Advanced Products	17,884	19,100	(1,216)	(6.4)%

Total	$63,401	$65,725	$(2,324)	(3.5)%

The decrease in consolidated net revenues for the three months ended March 31, 2020, from the three months ended March 31, 2019, reflected a lower level of backlog scheduled for shipment during the first quarter of 2020, primarily a consequence of the extended delivery schedules of prior period bookings from Advanced Product customers in the data center market.
Gross margin for the first quarter of 2020 decreased $3,755,000, or 12.1%, to $27,331,000, from $31,086,000 for the first quarter of 2019. Gross margin as a percentage of net revenues decreased to 43.1% for the first quarter of 2020 compared to 47.3% for the first quarter of 2019. The absolute and percentage decreases for the first quarter of 2020, relative to the first quarter of 2019, were primarily associated with the decrease in net revenues, and certain supply chain constraints associated with the COVID-19 pandemic, which caused both manufacturing delays, which in turn caused a reduction in shipments, and production inefficiencies, which, in turn, caused an increase in costs.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
Selling, general, and administrative expenses were $16,369,000 for the first quarter of 2020, an increase of $996,000, or 6.5%, from $15,373,000 for the first quarter of 2019. Selling, general, and administrative expenses as a percentage of net revenues increased to 25.8% for the first quarter of 2020 from 23.4% for the first quarter of 2019, primarily due to the decrease in net revenues. The components of the $996,000 increase in selling, general and administrative expenses for the first quarter of 2020 from the first quarter of 2019 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$564	161.6	%(1)
Compensation	456	4.6	%(2)
Bad debt expense	131	148.9%
Depreciation and amortization	118	18.4%
Outside services	101	23.8%
Travel expense	(145)	(21.9	)%(3)
Business taxes and bank fees	(164)	(58.6	)%(4)
Other, net	(65)	(2.0)%

	$996	6.5%

(1)	Increase primarily attributable to an increase in outside legal services associated with the December 2019 ransomware incident.
(2)	Increase primarily attributable to annual compensation adjustments in May 2019 and an increase in headcount.
(3)	Decrease primarily attributable to decreased travel by our sales and marketing personnel, notably due to the COVID-19 pandemic.
(4)	Decrease primarily attributable to a decrease in certain business taxes.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
Research and development expenses were $13,335,000 for the first quarter of 2020, an increase of $2,115,000, or 18.9%, compared to $11,220,000 for the first quarter of 2019, primarily due to increased prototype development costs. As a percentage of net revenues, research and development expenses increased to 21.0% for the first quarter of 2020 from 17.1% for the first quarter of 2019, primarily due to the decrease in net revenues. The components of the $2,115,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$970	61.6	%(1)
Compensation	575	6.9	%(2)
Deferred costs	364	74.9	%(3)
Overhead absorption	89	29.3%
Supplies expense	87	40.8%
Other, net	30	1.5%

	$2,115	18.9%

(1)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(2)	Increase primarily attributable to annual compensation adjustments in May 2019 and an increase in headcount.
(3)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
The significant components of “Other income (expense), net” for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$198	$198	$—
Interest income	53	83	(30)
Gain on disposals of equipment	—	9	(9)
Foreign currency losses, net	(121)	(58)	(63)
Other, net	18	7	11

	$148	$239	$(91)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in 2020 compared to 2019. Interest income increased due to an increase in interest rates.
(Loss) income before income taxes was $(2,225,000) for the first quarter of 2020, as compared to $4,732,000 for the first quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
The (benefit) provision for income taxes and the effective income tax rates for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
(Benefit) provision for income taxes	$(494)	$426
Effective income tax rate	(22.2)%	9.0%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The (benefit) provision for income taxes in the three months ended March 31, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported a net loss for the first quarter of 2020 of $(1,735,000), or $(0.04) per share, compared to net income of $4,286,000, or $0.10 per diluted share, for the first quarter of 2019.
Liquidity and Capital Resources
As of March 31, 2020, we had $82,751,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 5.3:1 as of March 31, 2020 and 6.0:1 as of December 31, 2019. Working capital, defined as total current assets less total current liabilities, increased $834,000 to $149,970,000 as of March 31, 2020 from $149,136,000 as of December 31, 2019.
The changes in working capital from December 31, 2019 to March 31, 2020 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(1,917)
Accounts receivable	3,164
Inventories, net	4,165
Other current assets	712
Accounts payable	(4,435)
Accrued compensation and benefits	329
Accrued expenses	(71)
Short-term lease liabilities	150
Sales allowances	(40)
Income taxes payable	23
Short-term deferred revenue	(1,246)

$834

The primary source of cash for the three months ended March 31, 2020 was proceeds from the issuance of Common Stock upon the exercise of options awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan, of $2,061,000. The primary uses of cash for the three months ended March 31, 2020 were for funding the net loss of $(1,731,000), an increase in current assets and liabilities, net, exclusive of cash and cash equivalents, of $2,639,000, and the purchase of equipment of $2,999,000.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2020
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2020. As of March 31, 2020, we had approximately $8,541,000 remaining under the November 2000 Plan.
We had approximately $4,041,000 of capital expenditure commitments, principally for manufacturing equipment, as of March 31, 2020, which we intend to fund with existing cash. Our primary liquidity needs are for making continuing investments in manufacturing equipment and for funding the planned construction of approximately 90,000 square feet of additional manufacturing space adjoining our existing Andover manufacturing facility, including architectural and construction costs. We believe cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
March 31, 2020
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2020, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2020.
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
As required by Rule
 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2020). The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
March 31, 2020
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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
March 31, 2020
Item 1 — Legal Proceedings
See Note 10.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, except for the following supplemental risk factor:
Our financial and operational performance has been and may continue to be negatively influenced by the consequences of the
COVID-19
pandemic.
The
COVID-19
pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for the first quarter of 2020, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time. We experienced certain supply chain constraints associated with
COVID-19
during the first quarter of 2020, and such constraints contributed to lower revenue, manufacturing delays, reduced shipments, production inefficiencies, higher costs, and reduced productivity, although we do not consider the cumulative impact of such constraints to have had a material influence on our financial performance for the period. However, there can be no assurance that future circumstances associated with the
COVID-19
pandemic will not have a material negative influence on our financial and operational performance.
We have taken action to protect the health and safety of our workforce, the costs of which, to date, have not had a material effect on our financial performance. We expect to maintain the measures put in place until we determine the
COVID-19
pandemic is adequately contained for purposes of our business, and we may take further actions we consider to be in the best interests of our employees, customers, business partners, and suppliers or in response to government mandate or requirement. Such further actions may have a negative influence on our costs and productivity and, in turn, our financial and operational performance.
Our customers, business partners, and suppliers may be adversely affected by the
COVID-19
pandemic, which also may contribute to a negative influence on our future financial and operational performance.
Item 6 — Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 4, 2020	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2020	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)