Form 10-Q
period 2020-06-30
VICOR CORP
filed 2020-07-31
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
23
, 2020
was:

Common Stock, $.01 par value	31,305,645
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$196,704	$84,668
Accounts receivable, less allowance of $82 in 2020 and $59 in 2019	48,502	38,115
Inventories, net	55,630	49,187
Other current assets	7,842	7,096

Total current assets	308,678	179,066
Long-term deferred tax assets, net	188	205
Long-term investments, net	2,555	2,510
Property, plant and equipment, net	59,475	56,952
Other assets	1,838	1,994

Total assets	$372,734	$240,727

Liabilities and Equity
Current liabilities:
Accounts payable	$15,647	$9,005
Accrued compensation and benefits	13,687	10,410
Accrued expenses	2,689	2,690
Short-term lease liabilities	1,156	1,520
Sales allowances	867	741
Income taxes payable	56	57
Short-term deferred revenue and customer prepayments	7,817	5,507

Total current liabilities	41,919	29,930

Long-term deferred revenue	894	1,054
Contingent consideration obligations	307	451
Long-term income taxes payable	571	567
Long-term lease liabilities	2,400	2,855

Total liabilities	46,091	34,857

Commitments and contingencies (Note 11)

Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2020 and 2019	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 42,918,485 shares issued and 31,283,679 shares outstanding in 2020; 40,403,058 shares issued and 28,768,252 shares outstanding in 2019	431	405
Additional paid-in capital	320,988	201,251
Retained earnings	144,030	143,098
Accumulated other comprehensive loss	(316)	(383)
Treasury stock at cost: 11,634,806 shares in 2020 and 2019	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	326,324	205,562
Noncontrolling interest	319	308

Total equity	326,643	205,870

Total liabilities and equity	$372,734	$240,727

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$70,761	$63,355	$134,162	$129,080
Cost of revenues	40,443	34,238	76,513	68,877

Gross margin	30,318	29,117	57,649	60,203
Operating expenses:
Selling, general and administrative	15,455	15,030	31,824	30,403
Research and development	12,830	11,706	26,165	22,926

Total operating expenses	28,285	26,736	57,989	53,329

Income (loss) from operations	2,033	2,381	(340)	6,874
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(2)	19	45	39
Less: portion of losses (gains) recognized in other comprehensive income	3	(18)	(43)	(37)

Net credit gains recognized in earnings	1	1	2	2
Other income (expense), net	232	287	379	525

Total other income (expense), net	233	288	381	527

Income before income taxes	2,266	2,669	41	7,401
Less: (Benefit) provision for income taxes	(406)	113	(900)	539

Consolidated net income	2,672	2,556	941	6,862
Less: Net income (loss) attributable to noncontrolling interest	5	(7)	9	13

Net income attributable to Vicor Corporation	$2,667	$2,563	$932	$6,849

Net income per common share attributable to Vicor Corporation:
Basic	$0.06	$0.06	$0.02	$0.17
Diluted	$0.06	$0.06	$0.02	$0.17
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	41,643	40,275	41,140	40,252
Diluted	43,385	41,081	42,980	41,055
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income	$2,672	$2,556	$941	$6,862
Foreign currency translation (losses) gains , net of tax (1)	(15)	151	26	85
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(3)	18	43	37

Other comprehensive (loss) income	(18)	169	69	122

Consolidated comprehensive income	2,654	2,725	1,010	6,984
Less: Comprehensive income attributable to noncontrolling interest	3	4	11	19

Comprehensive income attributable to Vicor Corporation	$2,651	$2,721	$999	$6,965

(1)
The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale
securities are completely offset by a tax valuation allowance as of June 30, 2020 and 2019. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2020 and 2019.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Consolidated net income	$941	$6,862
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,439	4,998
Stock-based compensation expense, net	2,646	1,539
Provision (benefit) for doubtful accounts	23	(117)
Increase (decrease) in long-term income taxes payable	4	(2)
Decrease in long-term deferred revenue	(160)	(36)
Gain on disposal of equipment	(6)	(22)
Deferred income taxes	17	24
Credit gain on available-for-sale securities	(2)	(2)
Change in current assets and liabilities, net	(5,233)	(8,005)

Net cash provided by operating activities	3,669	5,239

Investing activities:
Additions to property, plant and equipment	(8,724)	(5,864)
Proceeds from sale of equipment	6	22
Increase (decrease) in other assets	95	(137)

Net cash used for investing activities	(8,623)	(5,979)

Financing activities:
Proceeds from employee stock plans	7,385	1,707
Proceeds from public offering of Common Stock	109,732	—
Payment of contingent consideration obligations	(144)	(102)

Net cash provided by financing activities	116,973	1,605

Effect of foreign exchange rates on cash	17	60

Net increase in cash and cash equivalents	112,036	925
Cash and cash equivalents at beginning of period	84,668	70,557

Cash and cash equivalents at end of period	$196,704	$71,482

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

Three months ended June 30, 2020	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on March 31, 2020	$118	$407	$204,020	$141,363	$(300)	$(138,927)	$206,681	$316	$206,997
Issuance of Common Stock under employee stock plans		6	5,318				5,324		5,324
Issuanc e of Common Stock in public offering (see Note 5)		18	109,714				109,732		109,732
Stock-based compensation expense			1,936				1,936		1,936
Components of comprehensive income, net of tax:
Net income				2,667			2,667	5	2,672
Other comprehensive income					(16)		(16)	(2)	(18)

Total comprehensive income							2,651	3	2,654

Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643

Six months ended June 30, 2020	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		8	7,377				7,385		7,385
Issuance of Common Stock in p ublic offering (see Note 5)		18	109,714				109,732		109,732
Stock-based compensation expense			2,646				2,646		2,646
Components of comprehensive income, net of tax:
Net income				932			932	9	941
Other comprehensive income					67		67	2	69

Total comprehensive income							999	11	1,010

Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643

Three months ended June 30, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on March 31, 2019	$118	$403	$195,799	$133,286	$(436)	$(138,927)	$190,243	$449	$190,692
Issuance of Common Stock under employee stock plans			137				137		137
Stock-based compensation expense			766				766		766
Other			(4)				(4)		(4)
Components of comprehensive income, net of tax:
Net income				2,563			2,563	(7)	2,556
Other comprehensive loss					158		158	11	169

Total comprehensive income							2,721	4	2,725

Balance on June 30, 2019	$118	$403	$196,698	$135,849	$(278)	$(138,927)	$193,863	$453	$194,316

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

Six months ended June 30, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2018	$118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Issuance of Common Stock under employee stock plans		1	1,706				1,707		1,707
Stock-based compensation expense			1,539				1,539		1,539
Other
Other			(4)				(4)		(4)
Components of comprehensive income, net of tax:
Net income				6,849			6,849	13	6,862
Other comprehensive income					116		116	6	122

Total comprehensive income							6,965	19	6,984

Balance on June 30, 2019	$118	$403	$196,698	$135,849	$(278)	$(138,927)	$193,863	$453	$194,316

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)
1.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Vicor Corporation and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2020. The balance sheet at December 31, 2019 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 filed by the Company with the SEC on February 28, 2020 (“2019 Form
10-K”).
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
Inventories were as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$40,745	$35,901
Work-in-process	8,139	5,184
Finished goods	6,746	8,102

Net balance	$55,630	$49,187

3.
Long-Term Investments
As of June 30, 2020 and December 31, 2019, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2020, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall
quality of the issue held and the

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2020.
The following is a summary of the
available-for-sale
security (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
June 30, 2020	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$445	$2,555

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2019	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$490	$2,510

As of June 30, 2020, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the Failed Auction Security on June 30, 2020, by contractual maturity, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Due in twenty to forty years	$3,000	$2,555

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on June 30, 2020, with a par value of $
3,000,000
, was estimated by the Company to be approximately $2,555,000. The gross unrealized loss of $445,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $35,000 and an aggregate temporary impairment of $410,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.
The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the six months ended June 30 (in thousands):

	2020	2019
Balance at the beginning of the period	$37	$41
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(2)	(2)

Balance at the end of the period	$35	$39

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)
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
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2020 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Cash equivalents:
Money market funds	$9,674	$—	$—	$9,674
Long-term investments:
Failed Auction Security	—	—	2,555	2,555
Liabilities:
Contingent consideration obligations	—	—	(307)	(307)

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2019 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Cash equivalents:
Money market funds	$9,630	$—	$—	$9,630
Long-term investments:
Failed Auction Security	—	—	2,510	2,510
Liabilities:
Contingent consideration obligations	—	—	(451)	(451)
As of June 30, 2020, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of June 30, 2020. The major assumptions used in preparing the DCF model were similar to those described in Note 5
—
Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2019 Form
10-K.
Quantitative information about Level 3 fair value measurements as of June 30, 2020 is as follows (dollars in thousands):

	Fai r Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,555	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.11%
			Cumulative probability of principal return prior to maturity	94.31%
			Cumulative probability of default	5.58%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2020 was as follows (in thousands):

Balance at the beginning of the period	$2,510
Credit gain on available-for-sale security included in Other income (expense), net	2
Gain included in Other comprehensive income	43

Balance at the end of the period	$2,555

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the six months ended June 30, 2020 was as follows (in thousands):

Balance at the beginning of the period	$451
Payments	(144)

Balance at the end of the period	$307

There were no
 t
ransfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020.
5.
Stockholders’ Equity
In June 2020, the Company completed an underwritten public offering of its Common Stock, resulting in the issuance of a total of 1,769,231 shares of registered Common Stock and net proceeds of approximately $109.7 million, after deduction of underwriting discounts and offering expenses
. The Company intends to use the net proceeds from the offering to expand its manufacturing facilities and for other general corporate purposes.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June
30, 2020
(unaudited)

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2020
	Brick Products	Advanced Products	Total
United States	$15,005	$5,217	$20,222
Europe	9,427	2,289	11,716
Asia Pacific	21,383	16,774	38,157
All other	613	53	666

	$46,428	$24,333	$70,761

	Six Months Ended June 30, 2020
	Brick Products	Advanced Products	Total
United States	$40,975	$12,814	$53,789
Europe	13,995	3,168	17,163
Asia Pacific	35,039	26,150	61,189
All other	1,936	85	2,021

	$91,945	$42,217	$134,162

	Three Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
United States	$25,732	$5,323	$31,055
Europe	6,374	1,642	8,016
Asia Pacific	15,287	7,843	23,130
All other	612	542	1,154

	$48,005	$15,350	$63,355

	Six Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
United States	$48,024	$12,272	$60,296
Europe	12,383	2,628	15,011
Asia Pacific	32,398	18,743	51,141
All other	1,825	807	2,632

	$94,630	$34,450	$129,080

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June
30, 2020
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$39,472	$20,044	$59,516
Stocking distributors, net of sales allowances	6,814	1,576	8,390
Non-recurring engineering	142	2,695	2,837
Other	—	18	18

	$46,428	$24,333	$70,761

	Six Months Ended June 30, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$75,211	$34,811	$110,022
Stocking distributors, net of sales allowances	16,436	4,638	21,074
Non-recurring engineering	298	2,732	3,030
Other	—	36	36

	$91,945	$42,217	$134,162

	Three Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$40,843	$12,184	$53,027
Stocking distributors, net of sales allowances	7,111	2,918	10,029
Non-recurring engineering	51	230	281
Royalties	—	—	—
Other	—	18	18

	$48,005	$15,350	$63,355

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

	Six Months Ended June 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$80,791	$26,950	$107,741
Stocking distributors, net of sales allowances	13,228	6,083	19,311
Non-recurring engineering	599	1,355	1,954
Royalties	12	24	36
Other	—	38	38

	$94,630	$34,450	$129,080

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2020	December 31, 2019	Change
Accounts receivable	$48,502	$38,115	$10,387
Short-term deferred revenue and customer prepayments	(7,817)	(5,507)	(2,310)
Long-term deferred revenue	(894)	(1,054)	160
Deferred expenses	1,552	1,897	(345)
Sales allowances	(867)	(741)	(126)
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $9,962,000 in June 2020 compared to December 2019.
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $1,700,000 and $1,736,000 for the three and six months ended June 30, 2020, respectively, and $0 for the three and six months ended June 30, 2019 that was included in deferred revenue at the beginning of each respective period.
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

VICOR
CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenues	$277	$73	$396	$142
Selling, general and administrative	1,030	506	1,467	1,025
Research and development	629	187	783	372

Total stock-based compensation	$1,936	$766	$2,646	$1,539

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	$1,737	$509	$2,243	$1,042
ESPP	199	257	403	497

Total stock-based compensation	$1,936	$766	$2,646	$1,539

The increase in stock option compensation expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, was primarily due to an increase in the number of stock options granted and to the acceleration of recognition of
compensation expense on stock options granted to retirement eligible employees.
8.
Rental Income
Income, net under the Company’s operating lease agreement for its leased facility with a third party in California was approximately $198,000 and $396,000 for the three and six months ended June 30, 2020 and 2019, respectively.
9.
Income Taxes
The tax (benefit) provision is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30 ,		June 30 ,
	2020	2019	2020	2019
(Benefit) provision for income taxes	$(406)	$113	$(900)	$539
Effective income tax rate	(17.9)%	4.2%	(2,195.1)%	7.3%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The net tax benefit for the three and six months ended June 30, 2020 was primarily due to the impact of excess benefits (and shortfalls) for stock options exercised during those periods. The (benefit) provision for income taxes in the three and six months ended June 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
As of June 30, 2020, the Company ha
d
 a valuation allowance of approximately $30,363,000 against
all domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While positive operating results in 2018 and 2019 caused the Company to be in a cumulative income position as of June 30, 2020, its overall profitability has been declining since the third quarter of 2018 and the Company recorded an operating loss in the first quarter of 2020, primarily due to overall reduced bookings for both Advanced and Brick products, reflecting U.S.-China trade/tariff dynamics and elements of macro uncertainty. While the Company recorded modest operating income and bookings increased in the second quarter of 2020, the continued uncertain impact of the
COVID-19
pandemic on the Company’s supply chain, and certain process issues with the production of Advanced Products are still contributing to near-term uncertainty. As a result, management has concluded a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2020. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings continue, and the Company’s concerns about industry uncertainty and world events, the impact of the
COVID-19
pandemic on the Company’s supply chain, process issues with the production of Advanced Products, and order volumes are resolved or alleviated to the point that the Company believes future profits can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely continue to require a valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June
30, 2020
(unaudited)

10.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Vicor Corporation	$2,667	$2,563	$932	$6,849

Denominator:
Denominator for basic net income per share-weighted average shares (1)	41,643	40,275	41,140	40,252
Effect of dilutive securities:
Employee stock options (2)	1,742	806	1,840	803

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	43,385	41,081	42,980	41,055

Basic net income per share	$0.06	$0.06	$0.02	$0.17

Diluted net income per share	$0.06	$0.06	$0.02	$0.17

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 54,551 and 47,375 shares of Common Stock for the three and six months ended June 30, 2020, respectively, and 44,793 and 79,857 shares of Common Stock for the three and six months ended June 30, 2019, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

11.
Commitments and Contingencies
At June 30, 2020, the Company had approximately $5,852,000 of capital expenditure commitments, principally for manufacturing equipment.
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
June 30, 2020
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
 30, 2020
(unaudited)

12.
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
Other new pronouncements issued but not effective until after June 30, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 and the risk factor described in this Quarterly Report on Form
10-Q.
As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus
“COVID-19,”
and our ability to effectively conduct business during the pandemic; ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume
customers across diversified markets and geographies to serving a small number of relatively large-volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations and the total of our cash and cash equivalents will be sufficient to fund operations and capital investments for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form
10-Q,
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
Any forward-looking statement made in this Quarterly Report on Form
10-Q
is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Overview
We design, develop, manufacture, and market modular power components and power systems for converting electrical power for use in electrically-powered devices. Our competitive position is supported by innovations in product design and achievements in product performance, largely enabled by our focus on the research and development of advanced technologies and processes, often implemented in proprietary semiconductor circuitry, materials, and packaging. Many of our products incorporate patented or proprietary implementations of high-frequency switching topologies enabling power system solutions that are more efficient and much smaller than conventional alternatives. Our strategy emphasizes demonstrable product differentiation and a value proposition based on competitively superior solution performance, advantageous design flexibility, and a compelling total cost of ownership. While we offer a wide range of alternating current (“AC”) and direct current (“DC”) power conversion products, we consider our core competencies to be associated with 48V DC distribution, which offers numerous inherent cost and performance advantages over lower distribution voltages. However, we also offer products addressing other DC voltage standards (e.g., 380V for power distribution in data centers, 110V for rail applications, 28V for military and avionics applications, and 24V for industrial automation).
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
In June 2020, we completed an underwritten public offering of 1,538,462 shares of our Common Stock, at a price to the public of $65.00 per share. Pursuant to our agreement with the underwriter of this offering, the underwriter had a
30-day
option to purchase from us up to an additional 230,769 shares of our Common Stock. Including the shares associated with the exercise of this option, we issued a total of 1,769,321 shares of Common Stock in the offering and received net proceeds of approximately $109.7 million, after deduction of underwriting discounts and offering expenses. We intend to use the net proceeds from the offering for the expansion of our manufacturing facilities and other general corporate purposes.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Summary of Second Quarter 2020 Financial Performance
Consolidated net revenues for the second quarter of 2020 increased 11.6%, compared to consolidated net revenues for the first quarter of 2020, as net revenues of Advanced Products sequentially increased 36.1%, and net revenues of Brick Products sequentially increased 2.0%. For the second quarter of 2020, the percentage of total net revenues generated by sales of Advanced Products rose to 34.4% from 28.2% for the prior quarter, while the percentage of total net revenues generated by sales of Brick Products declined to 65.6% from 71.8% for the prior quarter.
Advanced Product revenue for the second quarter of 2020 rose 36.1% sequentially from the prior quarter, primarily reflecting increased shipments of Vicor’s
Power-on-Package
solutions for artificial intelligence applications in computing. Brick Product revenue rose 2.0% sequentially from the prior quarter, based on the recovery of Asian markets, notably China, offset by reduced domestic shipments, resulting from the negative influence of the
COVID-19
pandemic on U.S. manufacturing. Certain domestic customers significantly reduced production late in the first quarter of 2020 and, as of June 30, 2020, had yet to return to pre-pandemic
demand levels, which also is reflected in both lower shipments to stocking distributors and, overall, lower turns volume.
Consolidated gross margin as a percentage of revenue declined three-tenths of a percentage point sequentially, from 43.1% for the first quarter of 2020, to 42.8% for the second quarter of 2020. Despite sequentially higher unit volume contributing to higher overhead absorption, product level profitability was influenced by the ongoing impact of the pandemic on our supply chain partners, resulting in production inefficiencies and cost variances. Certain suppliers curtailed operations during the second quarter of 2020 in response to the pandemic, reducing their ability to provide products and/or services to us in a timely manner. Other negative influences on gross margin percentage included a sequential shift in product mix and sequentially higher tariff charges, which totaled $2.0 million.
We recorded operating income of $2,033,000 in the second quarter of 2020, as operating expenses decreased 4.8%, compared to the first quarter of 2020. The sequential decline was associated with lower audit and legal costs, which typically are highest during the first quarter of each year, a decline in travel costs, given our restrictions on travel in response to the pandemic, and a decline in prototyping and related costs, which vary based on customer-specific requirements. For the second quarter of 2020, we incurred approximately $236,000 of incremental employee safety and well-being expenses directly associated with our response to the pandemic.
Overall results for the second quarter of 2020 were influenced by a $1.2 million non-cash
charge associated with the acceleration of recognition of equity-based compensation expenses in connection with a Company-wide award of stock options in June. Because the Company’s option plan allows for participants who retire at age 62.5 or older retain their unvested options over their original vesting periods, the required accounting is to record at the time of the award all of the compensation expense for employees who have reached that age. The amounts of total equity-based compensation expenses, including such expenses associated with our 2017 Employee Stock Purchase Program, included in Cost of Goods Sold and Operating Expenses for the second quarter of 2020, were approximately $277,000 and $1,659,000, respectively, totaling $1,936,000.
We recorded a net income tax benefit of $406,000 for the second quarter of 2020. The net tax benefit for the second quarter and on a year-to-date
basis reflects the impact of the high volume of stock options exercised during the two periods.
Net income attributable to Vicor Corporation (i.e., after net income or loss attributable to a noncontrolling interest) for the second quarter of 2020 was $2,667,000, representing net income per diluted share of $0.06, in contrast to a net loss of $(1,735,000), or $(0.04) per basic share, for the first quarter of 2020.
Bookings for the second quarter of 2020 totaled $87.5 million, an increase of 24.9%, compared to the first quarter of 2020. New orders for Brick Products increased 31.0% sequentially, largely driven by higher orders from our Chinese distributors. New orders for Advanced Products increased 15.8% sequentially, largely driven by higher orders from Asian contract manufacturers manufacturing on behalf of our OEM customers.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

At June 30, 2020, order backlog totaled $127.5 million, an increase of 15.1% over the prior quarter. Included in this figure is approximately $8.0 million of orders rescheduled from the second quarter of 2020 into subsequent quarters, either by us or by customers, due to challenges associated with the pandemic.
Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure
events (most recently evidenced by the
COVID-19
pandemic) have caused our operating results to vary meaningfully. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.
Impact of
COVID-19
Pandemic
On January 30, 2020, the World Health Organization designated the
COVID-19
outbreak a “Public Health Emergency of International Concern” (i.e., a health emergency requiring coordinated action by the governments of effected countries). On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the entire United States, thereby facilitating a nationwide public health response. On March 11, 2020,
COVID-19
was declared a pandemic by the World Health Organization, an indication of its global severity. Governments worldwide have responded with measures intended to contain the further spread of
COVID-19,
including mandatory closures of businesses, schools, and organizations.
On March 23, 2020, the Commonwealth of Massachusetts ordered non-essential
businesses closed and prohibited gatherings of more than 10 people, extending the Commonwealth’s emergency declaration made on March 10, 2020. Our headquarters and primary manufacturing facility are located in Massachusetts. However, the Company is designated as essential by the U.S. Department of Homeland Security, given our role in supporting industrial sectors considered “critical infrastructure.” As such, we have continued to operate at, or close to, full manufacturing capacity, although there can be no assurance we will be able to continue to operate at such levels of manufacturing capacity.
Widespread uncertainty associated with the pandemic has contributed to reduced business activity worldwide. As described above, our financial performance for the second quarter of 2020 was materially impacted by the pandemic, as approximately $8.0 million of orders originally scheduled for delivery during the quarter were rescheduled for delivery during the third and fourth quarters of 2020, due to production constraints we experienced or substantially reduced manufacturing by our customers, both of which have been a result of the pandemic. As described above, the production constraints we experienced during the second quarter of 2020 resulted in inefficiencies and higher costs that, in the aggregate, had a material influence on our financial results for the period.
There can be no assurance that our financial performance will not continue to be materially negatively impacted in future quarters as a result of the pandemic, given the continued uncertainty. Since early March 2020, we have taken actions intended to protect the health and safety of our employees, customers, business partners, and suppliers. Following guidance from the U.S. Centers for Disease Control and Prevention, the U.S. Occupational Health and Safety Administration, state and local health authorities, and existing internal crisis management policies, we developed and implemented comprehensive health and safety measures at all of our locations, including: establishing a central response team; distributing information and carrying out education initiatives; implementing social distancing requirements, including the installation of transparent panels to physically separate individuals when in close proximity; distributing breathing masks, disposable gloves, disinfectant wipes, and thermometers to employees; implementing temperature checks at the entrances to our manufacturing facility; extensive and frequent disinfecting of our workspaces; modifying our meal services to minimize physical contact; enabling work-from-home arrangements for those employees who do not need to be physically on premises to perform their work effectively; and suspending travel. We expect to maintain these measures until we determine the pandemic is adequately contained for purposes of our business, and we may take further actions we consider to be in the best interests of our employees, customers, business partners, and suppliers, or in response to further government mandates or requirements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

While our facilities are currently operational, the further spread of
COVID-19
and the measures we have taken in response may negatively impact our operations, as well as those of our customers, business partners, and suppliers. As described above, we experienced production constraints associated with the pandemic during the second quarter of 2020, and such constraints contributed to lower revenue, reduced shipments and productivity, production inefficiencies, higher costs, and lower profitability. As such, there can be no assurance that future circumstances associated with the pandemic will not have a materially negative impact on our operations and, in turn, our financial performance.
Rates of absenteeism associated with employee self-quarantine due to exposure to
COVID-19
declined during the second quarter of 2020, as compared to the first quarter. As of the date of this report, we continue to operate with three shifts in our factory, and our engineering, sales, and administrative personnel have returned to the Company’s offices, unless restricted from doing so by local laws. The productivity of our factory may be reduced if absenteeism increases or if an employee is diagnosed with
COVID-19,
which likely would require further restrictive health and safety measures, including factory closure, to be implemented.
We are closely monitoring the performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays.
Although there is uncertainty regarding the extent to which the pandemic will continue to impact our operational and financial results in the future, the Company’s high level of liquidity (supplemented by the approximately $109.7 million of net proceeds from the public offering of shares of our Common Stock during the second quarter of 2020), flexible operational model, existing raw material inventories, and increased use of second-sources for critical manufacturing inputs together support management’s belief the Company will be able to effectively conduct business until the pandemic passes.
We are monitoring the rapidly changing circumstances, and may take additional actions to address
COVID-19
risks as they evolve, particularly if federal and state governments so require. Because much of the potential negative impact of the pandemic is associated with risks outside of our control, we cannot estimate the extent of such impact on our financial or operational performance, or when such impact might occur.
Please refer to Item 1A, “Risk Factors” below for updates to our risk factors associated with the
COVID-19
pandemic.
Please refer to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 for a summary of the Company’s critical accounting policies and estimates.
The following summarizes our financial performance for the second quarter of 2020, compared to the second quarter of 2019:

•
Net revenues increased 11.7% to $70,761,000 for the second quarter of 2020, from $63,355,000 for the second quarter of 2019, as total bookings for the quarter increased 45.4% as compared to the second quarter of 2019, and 24.9% sequentially from the first quarter of 2020. Net revenues of Advanced Products in the second quarter of 2020 increased nearly 60% as compared to the second quarter of 2019, primarily due to increased demand from Asian subcontract manufacturers, as further described below.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

•
Export sales represented approximately 71.4% of total net revenues in the second quarter of 2020 as compared to 51.0% in the second quarter of 2019. This increase primarily reflects a partial recovery of Asian demand for Brick Products and a near doubling of shipments of Advanced Products to Asian subcontract manufacturers building systems for our OEM customers.

•
Gross margin increased to $30,318,000 for the second quarter of 2020 from $29,117,000 for the second quarter of 2019, but gross margin, as a percentage of net revenues, decreased to 42.8% for the second quarter of 2020 from 46.0% for the second quarter of 2019. Despite higher unit sales/production volume in the second quarter of 2020 as compared to the corresponding prior year period, this increase was partially offset by decreased product-level profitability, which was negatively influenced by production inefficiencies and cost variances caused by the ongoing impact of the pandemic on our supply chain partners. Other negative influences on gross margin as a percentage of net revenues included an unfavorable shift in product mix and higher tariff charges, which totaled $2.0 million for the second quarter of 2020.

•
Backlog, which represents the total value of orders received for products received for which shipment is scheduled within the next 12 months, was approximately $127,514,000 at the end of the second quarter of 2020, as compared to $100,665,000 at the end of the second quarter of 2019, $110,832,000 at the end of the first quarter of 2020 and $104,164,000 at the end of the fourth quarter of 2019.

•
Operating expenses for the second quarter of 2020 increased $1,549,000, or 5.8%, to $28,285,000 from $26,736,000 for the second quarter of 2019, due to an increase in research and development expense of $1,124,000 and an increase in selling, general, and administrative expenses of $425,000.

•	We reported net income for the second quarter of 2020 of $2,667,000, or $0.06 per diluted share, compared to net income of $2,563,000, or $0.06 per diluted share, for the second quarter of 2019.

•
For the second quarter of June 30, 2020, depreciation and amortization totaled $2,728,000, and capital additions totaled $5,725,000, as compared to $2,553,000 of depreciation and amortization and $2,542,000 of capital additions, respectively, for the second quarter of December 31, 2019.

•
Cash and cash equivalents increased by approximately $113,953,000, or 137.7%, to $196,704,000 compared to $82,751,000 at March 31, 2020, primarily due to the completion of a public offering of our Common Stock in June 2020, resulting in net proceeds of approximately $109,700,000.

•
Inventories increased by approximately $2,278,000, or 4.3%, to $55,630,000 at June 30, 2020, compared to $53,352,000 at March 31, 2020. The increase in inventories was primarily due to an increase in raw materials to support our near term outlook for increasing production and to offset potential risks of future supply constraints.

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
Consolidated net revenues for the second quarter of 2020 were $70,761,000, an increase of $7,406,000, or 11.7%, as compared to $63,355,000 for the second quarter of 2019, and an increase of $7,360,000, or 11.6%, on a sequential basis from $63,401,000 for the first quarter of 2020. Net revenues, by product line, for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

			Increase (decrease)
	2020	2019	$	%
Brick Products	$46,428	$48,005	$(1,577)	(3.3)%
Advanced Products	24,333	15,350	8,983	58.5%

Total	$70,761	$63,355	$7,406	11.7%

The increase in consolidated net revenues for the three months ended June 30, 2020, from the three months ended June 30, 2019 reflected an increase in total bookings of 45.4 % from the second quarter of 2019, and a 24.9% sequential increase from the first quarter of 2020. Bookings increased across all product lines in both the three-month and the six-months
periods ended June 30, 2020, compared to the comparable periods in 2019. Shipments of Advanced Products increased primarily due to increased demand from Asian subcontract manufacturers building systems for our OEM customers.
Gross margin for the second quarter of 2020 increased $1,201,000, or 4.1%, to $30,318,000, from $29,117,000 for the second quarter of 2019. Gross margin as a percentage of net revenues decreased to 42.8% for the second quarter of 2020, compared to 46.0% for the second quarter of 2019. The increase in gross margin dollars was primarily due to the increase in net revenue. The decrease in gross margin as a percentage of net revenues was primarily due to an unfavorable change in product mix shipped (i.e., a higher percentage of lower margin products were produced and shipped during the quarter), certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.
Selling, general, and administrative expenses were $15,455,000 for the second quarter of 2020, an increase of $425,000, or 2.8%, from $15,030,000 for the second quarter of 2019. Selling, general, and administrative expenses as a percentage of net revenues decreased to 21.8% for the second quarter of 2020 from 23.7% for the second quarter of 2019, primarily due to the overall increase in net revenues. The components of the $425,000 increase in selling, general and administrative expenses for the second quarter of 2020 from the second quarter of 2019 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,080	11.4	% (1)
Depreciation and amortization	75	10.8%
Legal fees	(107)	(31.0)%
Advertising expense	(133)	(16.0)%
Travel expense	(562)	(77.0	)% (2)
Other, net	72	2.5%

	$425	2.8%

(1)	Increase primarily attributable to increased stock-based compensation expense.
(2)	Decrease primarily attributable to decreased travel by our sales and marketing personnel, notably due to travel restrictions due to the COVID-19 pandemic.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Research and development expenses were $12,830,000 for the second quarter of 2020, an increase of $1,124,000, or 9.6%, compared to $11,706,000 for the second quarter of 2019, primarily due to an increase in compensation expenses. As a percentage of net revenues, research and development expenses decreased to 18.1% for the second quarter of 2020 from 18.5% for the second quarter of 2019, primarily due to the overall increase in net revenues. The components of the $1,124,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$783	9.4	% (1)
Project and pre-production materials	296	18.0	% (2)
Deferred costs	296	62.3	% (3)
Facilities allocations	(81)	(12.1)%
Outside services	(117)	(42.3)%
Other, net	(53)	(4.3)%

	$1,124	9.6%

(1)	Increase primarily attributable to increased stock-based compensation expense.
(2)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
The significant components of ‘‘Other income (expense), net’’ for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$198	$198	$—
Interest income	17	79	(62)
Gain on disposals of equipment	6	13	(7)
Foreign currency gains (losses), net	3	(2)	5
Other, net	9	—	9

	$233	$288	$(55)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. Interest income decreased due to a decrease in interest rates.
Income before income taxes was $2,266,000 for the second quarter of 2020, as compared to $2,669,000 for the second quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

The (benefit) provision for income taxes and the effective income tax rates for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
(Benefit) provision for income taxes	$(406)	$113
Effective income tax rate	(17.9)%	4.2%
The effective tax rates were lower than the statutory tax rates for the three months ended June 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The net tax benefit for the three months ended June 30, 2020 was primarily due to the impact of excess benefits (and shortfalls) for stock options exercised during the period. The (benefit) provision for income taxes in the three months ended June 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the second quarter of 2020 of $2,667,000, or $0.06 per diluted share, compared to net income of $2,563,000, or $0.06 per diluted share, for the second quarter of 2019.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
Consolidated net revenues for the six
months ended June 30, 2020 were $134,162,000, an increase of $5,082,000, or 3.9%, from $129,080,000 for the six months ended June 30, 2019. Net revenues, by product line, for the six months ended June 30, 2020 and the six months ended June 30, 2019 were as follows (dollars in thousands):

			Increase (decrease)
	2020	2019	$	%
Brick Products	$91,945	$94,630	$(2,685)	(2.8)%
Advanced Products	42,217	34,450	7,767	22.5%

Total	$134,162	$129,080	$5,082	3.9%

The overall increase in consolidated net revenues for the six months ended June 30, 2020 from the six months ended June 30, 2019 was primarily due to an overall 24.3% increase in bookings for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, principally due to an increase of 114.5% in bookings for Advanced Products.
Gross margin for the six months ended June 30, 2020 decreased $2,554,000, or 4.2%, to $57,649,000 from $60,203,000 for the six months ended June 30, 2019. Gross margin as a percentage of net revenues decreased to 43.0% for the six month period ended June 30, 2020 as compared to 46.6% for the six month period ended June 30, 2019. Despite higher net revenues for the six-month
period ended June 30, 2020, gross margin dollars and gross margin as a percentage of net revenues both decreased as compared to the six-month
period ended June 30, 2019, primarily due to an unfavorable change in product mix shipped (i.e., a higher percentage of lower margin products were produced and shipped during the six-month
period ended June 30, 2020), certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Selling, general and administrative expenses were $31,824,000 for the six months ended June 30, 2020, an increase of $1,421,000, or 4.7%, compared to $30,403,000 for the six months ended June 30, 2019. Selling, general and administrative expenses as a percentage of net revenues increased to 23.7% for the six month period ended June 30, 2020 from 23.6% for the six month period ended June 30, 2019. The components of the $1,421,000 increase in selling, general and administrative expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,537	8.0	% (1)
Legal fees	456	65.7	% (2)
Depreciation and amortization	192	14.4%
Bad debt expense	140	119.7%
Audit, tax, and accounting fees	88	9.3%
Facilities allocations	(159)	(18.2)%
Business taxes and bank fees	(171)	(33.7)%
Travel expense	(707)	(50.8	)% (3)
Other, net	45	0.8%

	$1,421	4.7%

(1)	Increase primarily attributable to increased stock-based compensation expense.
(2)
Increase primarily attributable to an increase in outside legal services associated with the December 2019 ransomware incident, which carried into the first quarter of 2020, and other corporate legal matters.

(3)	Decrease primarily attributable to decreased travel by our sales and marketing personnel, notably due to travel restrictions due to the COVID-19 pandemic.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

Research and development expenses were $26,165,000 for the six months ended June 30, 2020, an increase of $3,239,000, or 14.1%, from $22,926,000 for the six months ended June 30, 2019, primarily due to increased compensation expenses and expenses associated with project and pre-production
materials. As a percentage of net revenues, research and development expenses increased to 19.5% for the six month period ended June 30, 2020 from 17.8% for the six month period ended June 30, 2019. The components of the $3,239,000 increase in research and development expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,358	8.2	% (1)
Project and pre-production materials	1,266	39.3	% (2)
Deferred costs	660	68.7	% (3)
Depreciation and amortization	88	9.9%
Facilities allocations	(152)	(11.6)%
Other, net	19	1.0%

	$3,239	14.1%

(1)	Increase primarily attributable to increased stock-based compensation expense.
(2)	Increase primarily attributable to increased spending for new product development of Advanced Products.
(3)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues have been deferred.
The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2020 and the six months ended June 30, 2019 and the changes from period to period were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$396	$396	$—
Interest income	70	162	(92)
Gain on disposals of equipment	6	22	(16)
Foreign currency losses, net	(117)	(60)	(57)
Other, net	26	7	19

	$381	$527	$(146)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in 2020 compared to 2019. Interest income decreased due to a decrease in interest rates.
Income before income taxes was $41,000 for the six months ended June 30, 2020, as compared to $7,401,000 for the six months ended June 30, 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

The (benefit) provision for income taxes and the effective income tax rates for the six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
(Benefit) provision for income taxes	$(900)	$539
Effective income tax rate	(2195.1)%	7.3%
The effective tax rates were lower than the statutory tax rates for the six months ended June 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The net tax benefit for the six months ended June 30, 2020 was primarily due to the impact of excess benefits (and shortfalls) for stock options exercised during the period. The (benefit) provision for income taxes in the six months ended June 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the six months ended June 30, 2020 of $932,000, or $0.02 per diluted share, as compared to $6,849,000, or $0.17 per diluted share, for the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had $196,704,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 7.4:1 as of June 30, 2020 and 6.0:1 as of December 31, 2019. Working capital, defined as total current assets less total current liabilities, increased $117,623,000 to $266,759,000 as of June 30, 2020 from $149,136,000 as of December 31, 2019.
The changes in working capital from December 31, 2019 to June 30, 2020 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$112,036
Accounts receivable	10,387
Inventories, net	6,443
Other current assets	746
Accounts payable	(6,642)
Accrued compensation and benefits	(3,277)
Accrued expenses	1
Short-term lease liabilities	364
Sales allowances	(126)
Income taxes payable	1
Short-term deferred revenue	(2,310)

$ 117,623

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2020

The primary sources of cash for the six months ended June 30, 2020 were: (i) approximately $109.7 million of cash received in the form of net proceeds from the completion of the public offering of our Common Stock in June 2020 , (ii) $7,385,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan , and (iii) $3,669,000 of cash generated through operating activities . The primary use of cash for the six months ended June 30, 2020 was $8,724,000 for the purchase of equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2020. As of June 30, 2020, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of June 30, 2020, we had approximately $5,852,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash. Our primary needs for liquidity are for making continuing investments in manufacturing equipment and for funding the construction of approximately 90,000 square feet of additional manufacturing space adjoining our existing Andover manufacturing facility, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
June 30, 2020

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2020, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2020.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2020). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
June 30, 2020

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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Inforamtion
June 30, 2020

Item 1 — Legal Proceedings
See Note 11.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, except for the following additional risk factors, which supplement and, in some cases, update those risk factors discussed in our Form
10-K:
Our financial and operational performance has been and may continue to be negatively influenced by the consequences of the
COVID-19
pandemic.
The
COVID-19
pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for the first and second quarters of 2020, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time. We experienced certain supply chain constraints associated with COVID-19 during
the first quarter of 2020, and such constraints contributed to lower revenue, reduced shipments, production inefficiencies, reduced productivity, and higher costs. In addition, we experienced similar pandemic-related circumstances during the second quarter of 2020, as the impact of the pandemic shifted, from the first quarter of 2020 to the second quarter of 2020, from affecting primarily Asian, and principally Chinese, customers, distribution partners, and suppliers, to affecting primarily domestic customers, distribution partners, and suppliers. In March 2020, certain U.S. customers, including stocking distributors, began curtailing new order placement, reflecting their own lowered sales or production forecasts. This contributed to lower revenue from these domestic customers during the second quarter of 2020. Additionally, approximately $8.0 million of shipments scheduled for delivery during the second quarter of 2020 were rescheduled for delivery during the third and fourth quarters of 2020, by us or our customers, in response to consequences of the pandemic. During the second quarter of 2020, certain suppliers continued to experience pandemic-related constraints on their ability to supply us goods and services in a timely manner. As a consequence, we experienced production inefficiencies, lower productivity, and higher costs, which contributed to lower profitability. Given the continued uncertainty surrounding the
COVID-19
pandemic, there can be no assurance that future circumstances associated with the pandemic will not have a materially negative influence on our future financial and operational performance.
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
Our customers, business partners, and suppliers have been and may continue to be adversely affected by the
COVID-19
pandemic, which also may contribute to a negative influence on our future financial and operational performance.
The expansion of the production area of our Andover manufacturing facility may result in disruptions, delays, or cost increases.
We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our extended long-term volume forecast, we anticipate additional capacity will be required to meet expected requirements. We believe the most appropriate manner of meeting our long-term capacity requirements will be to initially expand the production area of our Andover facility by approximately 90,000 square feet, through the addition of a two-story
wing. In December 2019, we acquired, for approximately $1.5 million, approximately three acres adjacent to our facility to accommodate our Andover facility expansion. During the second quarter of 2020, we began construction of the approximately 90,000 square feet addition to our existing plant in the first half of 2020 and take occupancy later in the year. Full operational capacity is scheduled for late in the first half of 2021. Construction activity can be difficult to schedule, and construction sites can present management and operational challenges. As such, given the proximity of the addition to our existing operations, this construction activity has the potential to disrupt our current operations, which could cause production to be delayed and costs to increase.

Vicor Corporation
Part II – Other Inforamtion
June 30, 2020

We continue to invest in our production machinery and equipment in order to enhance the efficiency and capacity of our current manufacturing capabilities. However, sustained, uniform, high-volume production levels may not be achievable due to difficulties in planning, implementing or executing such improvements. In such event, our product-level profitability may not reach the levels necessary to adequately cover manufacturing costs and operating expenses. Similarly, our estimates for revenue capacity generated through capital expenditures on our existing machinery and facility (or the possible construction of any new facilities) may not meet management expectations.
In addition, once the facility expansion is completed, we may not experience the anticipated operating efficiencies as we commence manufacturing operations within the newly-expanded facility. Any delay in achieving anticipated operating efficiencies associated with added capacity may cause manufacturing costs to be higher than expected for some period of time, thereby potentially negatively influencing our operating and financial results.
We may experience challenges in implementing the manufacturing processes we expect to be transitioning from an external third-party partner to a dedicated, internal capability. This transition will require near-term development of new operational competencies, and if such development is delayed, we may experience reduced manufacturing yields, delays in product deliveries, and/or increased expenses as we develop these competencies.
Our scheduled facility expansion described above includes installation of certain equipment and implementation of certain manufacturing steps associated with manufacturing processes we currently outsource to a third-party partner. These manufacturing processes are associated with a proprietary packaging approach requiring complex metal surface finishing using advanced, environmentally safe technologies. Given our volume expectations and the proprietary elements of these processes, we have chosen to accelerate the development of a captive capacity that we expect will exceed the capacity currently available from our third-party partner. Today, we own and, with our employees, operate equipment on premises at our third-party partner and, as such, have established a level of operational competencies we believe will enable us to successfully install and implement these manufacturing processes internally. Additionally, we previously entered into a supply agreement with the third-party partner providing for technology and process transfer, including the purchase of uniquely enabling equipment developed by the third-party partner. We expect to rely on our third-party partner for production requirements through the expected equipment installation and qualification in the first half of 2021. We also expect to rely on our third-party partner in the future for surge capacity requirements. If we are unable to complete our expansion in a timely manner, or if we are unable to implement the new manufacturing processes, we may not be able to achieve the capacity anticipated and, as a result, may experience reduced manufacturing yields, delays in product deliveries, and/or increased expenses, which would negatively influence our financial condition and results of operations. In addition, any interruptions to or issues with our relationships with third-party partners may negatively influence our manufacturing yields and revenue capacities.

Item 6 — Exhibits

Exhibit Number	Description

3.1	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 31, 2020	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2020	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)