Form 10-Q
period 2020-09-30
VICOR CORP
filed 2020-10-30
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
of the Exchange Act.

Large accelerated filer	☑	Smaller reporting company	☐

Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐
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
26
, 2020
was:

Common Stock, $.01 par value	31,517,044
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$203,605	$84,668
Accounts receivable, less allowance of $82 in 2020 and $59 in 2019	41,136	38,115
Inventories, net	58,169	49,187
Other current assets	6,872	7,096

Total current assets	309,782	179,066
Long-term deferred tax assets, net	189	205
Long-term investments, net	2,591	2,510
Property, plant and equipment, net	65,780	56,952
Other assets	1,777	1,994

Total assets	$380,119	$240,727

Liabilities and Equity
Current liabilities:
Accounts payable	$11,911	$9,005
Accrued compensation and benefits	13,248	10,410
Accrued expenses	2,417	2,690
Short-term lease liabilities	1,563	1,520
Sales allowances	736	741
Income taxes payable	62	57
Short-term deferred revenue and customer prepayments	8,061	5,507

Total current liabilities	37,998	29,930
Long-term deferred revenue	813	1,054
Contingent consideration obligations	265	451
Long-term income taxes payable	575	567
Long-term lease liabilities	2,880	2,855

Total liabilities	42,531	34,857
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2020 and 2019	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,146,143 shares issued and 31,511,337 shares outstanding in 2020; 40,403,058 shares issued and 28,768,252 shares outstanding in 2019	433	405
Additional paid-in capital	326,026	201,251
Retained earnings	149,815	143,098
Accumulated other comprehensive loss	(203)	(383)
Treasury stock at cost: 11,634,806 shares in 2020 and 2019	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	337,262	205,562
Noncontrolling interest	326	308

Total equity	337,588	205,870

Total liabilities and equity	$380,119	$240,727

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$78,112	$70,772	$212,274	$199,852
Cost of revenues	44,765	37,770	121,278	106,647

Gross margin	33,347	33,002	90,996	93,205
Operating expenses:
Selling, general and administrative	15,212	15,443	47,036	45,846
Research and development	12,032	11,507	38,197	34,433

Total operating expenses	27,244	26,950	85,233	80,279

Income from operations	6,103	6,052	5,763	12,926
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	36	11	81	50
Less: portion of gains recognized in other comprehensive income	(35)	(10)	(78)	(47)

Net credit gains recognized in earnings	1	1	3	3
Other income (expense), net	333	145	712	670

Total other income (expense), net	334	146	715	673

Income before income taxes	6,437	6,198	6,478	13,599
Less: Provision (benefit) for income taxes	651	266	(249)	805

Consolidated net income	5,786	5,932	6,727	12,794
Less: Net income (loss) attributable to noncontrolling interest	1	(5)	10	8

Net income attributable to Vicor Corporation	$5,785	$5,937	$6,717	$12,786

Net income per common share attributable to Vicor Corporation:
Basic	$0.13	$0.15	$0.16	$0.32
Diluted	$0.13	$0.14	$0.15	$0.31
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,164	40,332	41,814	40,279
Diluted	44,743	42,194	43,567	41,435
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income	$5,786	$5,932	$6,727	$12,794
Foreign currency translation gains (losses), net of tax (1)	84	(11)	110	74
Unrealized gains on available-for-sale securities, net of tax (1)	35	10	78	47

Other comprehensive income (loss)	119	(1)	188	121

Consolidated comprehensive income	5,905	5,931	6,915	12,915
Less: Comprehensive income (loss) attributable to noncontrolling interest	7	(6)	18	13

Comprehensive income attributable to Vicor Corporation	$5,898	$5,937	$6,897	$12,902

(1)
The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized gains on available-for-sale
securities are completely offset by a tax valuation allowance as of September 30, 2020 and 2019. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2020 and 2019.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Consolidated net income	$6,727	$12,794
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,175	7,647
Stock-based compensation expense, net	4,286	2,292
Provision (benefit) for doubtful accounts	23	(138)
Increase (decrease) in long-term income taxes payable	8	(1)
(Decrease) increase in long-term deferred revenue	(241)	902
Gain on disposal of equipment	(9)	(23)
Deferred income taxes	16	24
Credit gain on available-for-sale securities	(3)	(3)
Change in current assets and liabilities, net	(3,742)	(6,955)

Net cash provided by operating activities	15,240	16,539
Investing activities:
Additions to property, plant and equipment	(16,837)	(9,122)
Proceeds from sale of equipment	9	23
Decrease (increase) in other assets	135	(37)

Net cash used for investing activities	(16,693)	(9,136)
Financing activities:
Proceeds from employee stock plans	10,836	3,423
Proceeds from public offering of Common Stock	109,681	—
Payment of contingent consideration obligations	(186)	(198)

Net cash provided by financing activities	120,331	3,225
Effect of foreign exchange rates on cash	59	44

Net increase in cash and cash equivalents	118,937	10,672
Cash and cash equivalents at beginning of period	84,668	70,557

Cash and cash equivalents at end of period	$203,605	$81,229

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

Three months ended September 30, 2020	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643
Issuance of Common Stock under employee stock plans		2	3,449				3,451		3,451
Additional expenses associated with issuance of Common Stock in public offering (see Note 5)			(51)				(51)		(51)
Stock-based compensation expense			1,640				1,640		1,640
Components of comprehensive income, net of tax:
Net income				5,785			5,785	1	5,786
Other comprehensive income					113		113	6	119

Total comprehensive income							5,898	7	5,905

Balance on September 30, 2020	$118	$433	$326,026	$149,815	$(203)	$(138,927)	$337,262	$326	$337,588

Nine months ended September 30, 2020	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		10	10,826				10,836		10,836
Issuance of Common Stock in public offering, net (see Note 5)		18	109,663				109,681		109,681
Stock-based compensation expense			4,286				4,286		4,286
Components of comprehensive income, net of tax:
Net income				6,717			6,717	10	6,727
Other comprehensive income					180		180	8	188

Total comprehensive income							6,897	18	6,915

Balance on September 30, 2020	$118	$433	$326,026	$149,815	$(203)	$(138,927)	$337,262	$326	$337,588

Three months ended September 30, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on June 30, 2019	$118	$403	$196,698	$135,849	$(278)	$(138,927)	$193,863	$453	$194,316
Issuance of Common Stock under employee stock plans		1	1,715				1,716		1,716
Stock-based compensation expense			753				753		753
Components of comprehensive income, net of tax:
Net income				5,937			5,937	(5)	5,932
Other comprehensive loss							—	(1)	(1)

Total comprehensive income							5,937	(6)	5,931

Balance on September 30, 2019	$118	$404	$199,166	$141,786	$(278)	$(138,927)	$202,269	$447	$202,716

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

Nine months ended September 30, 2019	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2018	$118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Issuance of Common Stock under employee stock plans		2	3,421				3,423		3,423
Stock-based compensation expense			2,292				2,292		2,292
Other			(4)				(4)		(4)
Components of comprehensive income, net of tax:
Net income				12,786			12,786	8	12,794
Other comprehensive income					116		116	5	121

Total comprehensive income							12,902	13	12,915

Balance on September 30, 2019	$118	$404	$199,166	$141,786	$(278)	$(138,927)	$202,269	$447	$202,716

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2020. The balance sheet at December 31, 2019 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 filed by the Company with the SEC on February 28, 2020 (“2019 Form
10-K”).
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
Inventories were as follows (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$43,165	$35,901
Work-in-process	8,090	5,184
Finished goods	6,914	8,102

	$58,169	$49,187

3.
Long-Term Investments
As of September 30, 2020 and December 31, 2019, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2020, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2020.
The following is a summary of the
available-for-sale
security (in thousands):

September 30, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$409	$2,591

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$490	$2,510

As of September 30, 2020, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the Failed Auction Security on September 30, 2020, by contractual maturity, are shown below (in thousands):

	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,591

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on September 30, 2020, with a par value of $3,000,000, was estimated by the Company to be approximately $2,591,000. The gross unrealized loss of $409,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $34,000 and an aggregate temporary impairment of $375,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the nine months ended September 30 (in thousands):

	2020	2019
Balance at the beginning of the period	$37	$41
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(3)	(3)

Balance at the end of the period	$34	$38

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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2020 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2020
Cash equivalents:
Money market funds	$9,677	$—	$—	$9,677
Long-term investments:
Failed Auction Security	—	—	2,591	2,591
Liabilities:
Contingent consideration obligations	—	—	(265)	(265)

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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
As of September 30, 2020, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2020. The major assumptions used in preparing the DCF model were similar to those described in Note 5—Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2019 Form
10-K.
Quantitative information about Level 3 fair value measurements as of September 30, 2020 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,591	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.11%
			Cumulative probability of principal return prior to maturity	94.75%
			Cumulative probability of default	5.14%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2020 was as follows (in thousands):

Balance at the beginning of the period	$2,510
Credit gain on available-for-sale security included in Other income (expense), net	3
Gain included in Other comprehensive income	78

Balance at the end of the period	$2,591

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the nine months ended September 30, 2020 was as follows (in thousands):

Balance at the beginning of the period	$451
Payments	(186)

Balance at the end of the period	$265

There were
no
transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020.
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
September 30, 2020
(Unaudited)

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2020
	Brick Products	Advanced Products	Total
United States	$16,905	$4,391	$21,296
Europe	4,456	2,050	6,506
Asia Pacific	25,878	23,926	49,804
All other	454	52	506

	$47,693	$30,419	$78,112

	Nine Months Ended September 30, 2020
	Brick Products	Advanced Products	Total
United States	$57,880	$17,205	$75,085
Europe	18,451	5,218	23,669
Asia Pacific	60,917	50,076	110,993
All other	2,390	137	2,527

	$139,638	$72,636	$212,274

	Three Months Ended September 30, 2019
	Brick Products	Advanced Products	Total
United States	$25,265	$4,290	$29,555
Europe	5,577	889	6,466
Asia Pacific	14,510	18,875	33,385
All other	1,130	236	1,366

	$46,482	$24,290	$70,772

	Nine Months Ended September 30, 2019
	Brick Products	Advanced Products	Total
United States	$73,289	$16,562	$89,851
Europe	17,960	3,517	21,477
Asia Pacific	46,908	37,618	84,526
All other	2,955	1,043	3,998

	$141,112	$58,740	$199,852

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$40,916	$27,422	$68,338
Stocking distributors, net of sales allowances	6,661	1,463	8,124
Non-recurring engineering	116	1,499	1,615
Royalties	—	17	17
Other	—	18	18

	$47,693	$30,419	$78,112

	Nine Months Ended September 30, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$116,127	$62,233	$178,360
Stocking distributors, net of sales allowances	23,097	6,101	29,198
Non-recurring engineering	414	4,231	4,645
Royalties	—	17	17
Other	—	54	54

	$139,638	$72,636	$212,274

	Three Months Ended September 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$39,705	$22,574	$62,279
Stocking distributors, net of sales allowances	6,522	1,734	8,256
Non-recurring engineering	163	(36)	127
Royalties	92	—	92
Other	—	18	18

	$46,482	$24,290	$70,772

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Nine Months Ended September 30, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$120,496	$49,524	$170,020
Stocking distributors, net of sales allowances	19,750	7,817	27,567
Non-recurring engineering	762	1,319	2,081
Royalties	104	24	128
Other	—	56	56

	$141,112	$58,740	$199,852

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	September 30, 2020	December 31, 2019	Change
Accounts receivable	$41,136	$38,115	$3,021
Short-term deferred revenue and customer prepayments	(8,061)	(5,507)	(2,554)
Long-term deferred revenue	(813)	(1,054)	241
Deferred expenses	1,588	1,897	(309)
Sales allowances	(736)	(741)	5
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $5,919,000 in September 2020 compared to December 2019.
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $388,000 and $1,736,000 for the three and nine months ended September 30, 2020, respectively, and $23,000 and $53,000 for the three and nine months ended September 30, 2019, respectively, that was included in deferred revenue at the beginning of each respective period.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$296	$86	$692	$228
Selling, general and administrative	846	482	2,313	1,507
Research and development	498	185	1,281	557

Total stock-based compensation	$1,640	$753	$4,286	$2,292

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$1,420	$514	$3,663	$1,556
ESPP	220	239	623	736

Total stock-based compensation	$1,640	$753	$4,286	$2,292

The increase in stock option compensation expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, was primarily due to an increase in the number of stock options granted and to the acceleration of recognition of compensation expense on stock options granted to retirement eligible employees, both associated with stock option awards in June 2020.
8.
Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 and $594,000 for the three and nine months ended September 30, 2020 and 2019, respectively.
9.
Income Taxes
The tax provision (benefit) is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The provision (benefit) for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision (benefit) for income taxes	$651	$266	$(249)	$805
Effective income tax rate	10.1%	4.3%	(3.8)%	5.9%
The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The net tax benefit for the nine months ended September 30, 2020 reflects the relatively high volume of stock options exercised during the period and the associated impact of excess benefits (and shortfalls) for those stock options exercised, along with the utilization of available tax credits, noted above. The (benefit) provision for income taxes in the three and nine months ended September 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
As of September 30, 2020, the Company had a valuation allowance of approximately $30,363,000 against all domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While positive operating results in 2018, 2019 and 2020 caused the Company to be in a cumulative income position as of September 30, 2020, its overall profitability has been declining since the third quarter of 2018 and the Company recorded an operating loss in the first quarter of 2020, primarily due to overall reduced bookings for both Advanced and Brick products, reflecting U.S.-China trade/tariff dynamics and elements of macro uncertainty. While the Company recorded modest operating income and bookings increased in both the second and third quarters of 2020, the continued uncertain impact of the
COVID-19
pandemic on the Company’s supply chain, certain process issues with the production of Advanced Products and the unpredictability in certain markets are still contributing to near-term uncertainty. As a result, management has concluded a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2020. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings continue, and the Company’s concerns about industry uncertainty and world events, the impact of the
COVID-19
pandemic on the Company’s supply chain, process issues with the production of Advanced Products, and order volumes are resolved or alleviated to the point that the Company believes future profits can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely continue to require a valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

10.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Vicor Corporation	$5,785	$5,937	$6,717	$12,786

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,164	40,332	41,814	40,279
Effect of dilutive securities:
Employee stock options (2)	1,579	1,862	1,753	1,156

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,743	42,194	43,567	41,435

Basic net income per share	$0.13	$0.15	$0.16	$0.32

Diluted net income per share	$0.13	$0.14	$0.15	$0.31

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 265,725 and 130,027 shares of Common Stock for the three and nine months ended September 30, 2020, respectively, and 171,499 and 138,251 shares of Common Stock for the three and nine months ended September 30, 2019, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

11.
Commitments and Contingencies
At September 30, 2020, the Company had approximately $12,595,000 of capital expenditure commitments, principally for manufacturing equipment. In addition to these commitments, the Company had, in aggregate, approximately $63,800,000 of budgeted capital expenditures associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment.
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
September 30, 2020
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
In 2011, in response to the filing of the Texas Action, the Company’s IPRx proceedings at the USPTO challenged the validity of all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows. Regarding the ‘190 patent IPRx, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid and remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On February 20, 2019, the PTAB issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor has appealed that decision to the Federal Circuit, and the appeal remains pending. On August 30, 2017, the Federal Circuit issued rulings with regard to the IPRx proceedings for the ’021, ‘702 and ‘290 patents. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. SynQor has filed an appeal of that decision in the Federal Circuit. That appeal has been stayed pending resolution of the pending appeal regarding the ‘190 patent IPRx. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption
of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. On May 20, 2019, as permitted by USPTO rules, SynQor requested the USPTO to reopen prosecution of this proceeding to address the new rejections made by the PTAB. On September 28, 2020, the examiner issued a decision reaffirming the PTAB’s rejection of all of the claims of the ‘290 patent.
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
September 30, 2020
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
In June 2016, the FASB issued guidance which requires measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale
debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
Other new pronouncements issued but not effective until after September 30, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020
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
September 30, 2020

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
low-volume
operational model.
The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence, with customers including the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also target applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.
In June 2020, we completed an underwritten public offering of 1,538,462 shares of our Common Stock, at a price to the public of $65.00 per share. Pursuant to our agreement with the underwriter
s
of this offering, the underwriter had a
30-day
option to purchase from us up to an additional 230,769 shares of our Common Stock. Including the shares associated with the exercise of this option, we issued a total of 1,769,321 shares of Common Stock in the offering and received net proceeds of approximately $109.7 million, after deduction of underwriting discounts and offering expenses. We intend to use the net proceeds from the offering for the expansion of our manufacturing facilities and other general corporate purposes, including the expected growth of net working capital.
Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

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
Widespread uncertainty associated with the pandemic has contributed to reduced business activity worldwide. As described further below, we experienced production constraints during the first, second, and third quarters of 2020 that resulted in inefficiencies and higher costs, which, in the aggregate, had a detrimental influence on our financial results for the periods.
There can be no assurance that our financial performance will not continue to be materially negatively impacted in future quarters as a result of the pandemic, given the continued uncertainty and forecasts of higher infection rates as we enter the Fall season. Since early March 2020, we have taken actions intended to protect the health and safety of our employees, customers, business partners, and suppliers. Following guidance from the U.S. Centers for Disease Control and Prevention, the U.S. Occupational Health and Safety Administration, state and local health authorities, and existing internal crisis management policies, we developed and implemented comprehensive health and safety measures at all of our locations, including: establishing a central response team; distributing information and carrying out education initiatives; implementing social distancing requirements, including the installation of transparent panels to physically separate individuals when in close proximity; distributing breathing masks, disposable gloves, disinfectant wipes, and thermometers to employees; implementing temperature checks at the entrances to our manufacturing facility; extensive and frequent disinfecting of our workspaces; modifying our meal services to minimize physical contact; enabling work-from-home arrangements for those employees who do not need to be physically on premises to perform their work effectively; and suspending travel. We expect to maintain these measures until we determine the pandemic is adequately contained for purposes of our business, and we may take further actions we consider to be in the best interests of our employees, customers, business partners, and suppliers, or in response to further government mandates or requirements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Rates of absenteeism associated with employee self-quarantine due to exposure to
COVID-19
were steady at a satisfactory level during the third quarter of 2020, after a decline during the second quarter of 2020. As of the date of this report, we continue to operate with three shifts in our factory, and, with few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices. The productivity of our factory may be reduced if absenteeism increases or if an employee is diagnosed with
COVID-19,
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
We are monitoring the rapidly changing circumstances, and may take additional actions to address
COVID-19
risks as they evolve. Because much of the potential negative impact of the pandemic is associated with risks outside of our control, we cannot estimate the extent of such impact on our financial or operational performance, or when such impact might occur.
Please refer to Item 1A, “Risk Factors” below for updates to our risk factors associated with the
COVID-19
pandemic.
Summary of Third Quarter 2020 Financial Performance
The following summarizes our financial performance for the third quarter of 2020, compared to the second quarter of 2020:

•
Net revenues increased 10.4% to $78,112,000 for the third quarter of 2020, from $70,761,000 for the second quarter of 2020, reflecting higher bookings recorded during the first and second quarters of 2020. Total bookings for the third quarter increased 3.4% from the second quarter of 2020.

•
For the third quarter of 2020, the percentage of total net revenues generated by sales of Advanced Products rose to 38.9% from 34.4% for the prior quarter, while the percentage of total net revenues generated by sales of Brick Products declined to 61.1% from 65.6% for the prior quarter.

•
Export sales represented approximately 72.7% of total net revenues for the third quarter of 2020, as compared to 71.4% in the second quarter of 2020. This sequential increase reflects higher shipments to Asian customers, notably in China and Taiwan.

•
Gross margin increased to $33,347,000 for the third quarter of 2020 from $30,318,000 for the second quarter of 2020, while gross margin, as a percentage of net revenues, decreased to 42.7% for the third quarter of 2020 from 42.8% for the second quarter of 2020. Despite sequentially higher unit shipments and production volumes for the third quarter of 2020, higher sales and increased overhead absorption were offset by decreased product-level profitability, which was the consequence of unfavorable product mix and production inefficiencies caused by the ongoing impact of the pandemic on our supply chain partners. Other negative influences on gross margin as a percentage of net revenues included a sustained level of import tariffs, which totaled $1,900,000 for the third quarter of 2020, compared to $2,000,000 in the second quarter of 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

•
Operating expenses for the third quarter of 2020 declined 3.7% to $27,244,000 from $28,285,000 for the second quarter of 2020. While sales, general and administrative and research and development expenses all declined sequentially, the third quarter was primarily influenced by lower stock option expense, lower commission expense, and lower spending on prototyping and related engineering activities.

•	We reported net income for the third quarter of 2020 of $5,785,000, or $0.13 per diluted share, compared to net income of $2,667,000, or $0.06 per diluted share, for the second quarter of 2020.

•
For the third quarter of 2020, depreciation and amortization totaled $2,736,000, and capital additions totaled $8,113,000, as compared to $2,728,000 of depreciation and amortization and $5,725,000 of capital additions, respectively, for the second quarter of 2020.

•	Cash and cash equivalents increased by approximately $6,901,000, or 3.5%, to $203,605,000 at September 30, 2020, compared to $196,704,000 at June 30, 2020.
As noted, net revenues for the third quarter of 2020 increased 10.4%, compared to net revenues for the second quarter of 2020. Net revenues of Advanced Products for the third quarter of 2020 increased 25.0%, as compared to the second quarter of 2020, primarily due to increased demand from Asian subcontract manufacturers, reflected by higher bookings from these customers in the first and second quarters of 2020. Bookings for Advanced Products for the third quarter of 2020 increased 9.9% sequentially. Net revenues of Brick Products for the third quarter of 2020 increased 2.7%, as sustained demand from Chinese customers offset continued uncertainty in other geographies, as reflected by booking patterns in the first and second quarters. Bookings for Brick Products for the third quarter of 2020 declined 0.5% sequentially, with increased orders for our legacy converter lines offset by lower orders for our custom systems. After two quarters of declining orders in North America for legacy converters, such bookings rose for the third quarter.
Gross margin as a percentage of revenue declined slightly sequentially, from 42.8% for the second quarter of 2020, to 42.7% for the third quarter of 2020. While supply chain delays were not as pronounced during the third quarter of 2020, certain providers of raw materials and/or services continued to experience delays due to the effect of the pandemic on their own operations. As was the case in the first and second quarters of 2020, our gross margin percentage for the third quarter of 2020 was influenced by an unfavorable product mix and high tariff charges, which totaled $1,900,000 for the third quarter of 2020, compared to $2,000,000 in the second quarter of 2020.
We recorded operating income of $6,103,000 in the third quarter of 2020, due to the higher net revenues and lower operating expenses, compared to the second quarter of 2020. The sequential decline was associated with lower stock option compensation expense, reflecting the approximately $1,200,000 charge taken in the second quarter of 2020 primarily due to the acceleration of compensation expense on stock options granted in June 2020 to retirement eligible employees, lower commission expenses, given the increased volume of direct sales, and reduced prototyping and pre-production
costs.
While we recorded a net income tax provision of $651,000 for the third quarter of 2020, primarily due to state and foreign tax expense, the net tax benefit on a year-to
date basis reflects the impact of the relatively high volume of stock options exercised during the first nine months of this year and the utilization of available tax credits.
Net income attributable to Vicor Corporation (i.e., after net income or loss attributable to a non-controlling
interest) for the third quarter of 2020 was $5,785,000, representing net income per diluted share of $0.13, an increase from net income of $2,667,000, or $0.06 per diluted share, for the second quarter of 2020.
Bookings for the third quarter of 2020 totaled $90.5 million, an increase of 3.4%, compared to the second quarter of 2020. New orders for Advanced Products increased 9.9% sequentially, largely driven by higher orders from Asian contract manufacturers manufacturing on behalf of our OEM customers. Bookings from Chinese customers declined, as OEM customers continue to reduce their exposure to China by relocating production to contract manufacturers located in other countries, notably Taiwan. New orders for

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Brick Products essentially were unchanged for the third quarter compared to the second quarter, with improved order volumes from customers and distributors in the U.S. and China offsetting lower sequential volumes from European customers.
At September 30, 2020, order backlog (which represents the total value of orders received for products for which shipment is scheduled within the next 12 months) totaled $140.0 million, an increase of 9.8% over the prior quarter, representing a historic high for the Company.
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
The following summarizes our financial performance for the third quarter of 2020, compared to the third quarter of 2019:

•	Net revenues increased 10.4% to $78,112,000 for the third quarter of 2020, from $70,772,000 for the third quarter of 2019.

•	Export sales represented approximately 72.7% of total net revenues in the third quarter of 2020 as compared to 58.2% in the third quarter of 2019. This increase reflects improved demand across Asia.

•
Gross margin increased to $33,347,000 for the third quarter of 2020 from $33,002,000 for the third quarter of 2019, but gross margin, as a percentage of net revenues, decreased to 42.7% for the third quarter of 2020 from 46.6% for the third quarter of 2019. Despite higher unit sales and production volumes for the third quarter of 2020, higher sales and increased overhead absorption were offset by decreased product-level profitability, which was the consequence of unfavorable product mix and production inefficiencies and cost variances caused by the ongoing impact of the pandemic on our supply chain partners.

•
Operating expenses for the third quarter of 2020 increased $294,000, or 1.1%, to $27,244,000 from $26,950,000 for the third quarter of 2019, due to an increase in research and development expenses of $525,000, partially offset by a decrease in selling, general, and administrative expenses of $231,000.

•	We reported net income for the third quarter of 2020 of $5,785,000, or $0.13 per diluted share, compared to net income of $5,937,000, or $0.14 per diluted share, for the third quarter of 2019.

•
For the third quarter of September 30, 2020, depreciation and amortization totaled $2,736,000, and capital additions totaled $8,113,000, as compared to $2,649,000 of depreciation and amortization and $3,258,000 of capital additions, respectively, for the third quarter of September 30, 2019.

•
Cash and cash equivalents increased by approximately $122,376,000, or 150.7%, to $203,605,000 compared to $81,229,000 at September 30, 2019 primarily due to the completion of a public offering of our Common Stock in June 2020, resulting in net proceeds of approximately $109,700,000.

•
Backlog was approximately $140,029,000 at the end of the third quarter of 2020, as compared to $90,088,000 at the end of the third quarter of 2019, and $104,164,000 at the end of the fourth quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

As noted, net revenues for the third quarter of 2020 were $78,112,000, an increase of $7,340,000, or 10.4%, as compared to $70,772,000 for the third quarter of 2019. Net revenues, by product line, for the three months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

			Increase
	2020	2019	$	%
Brick Products	$47,693	$46,482	$1,211	2.6%
Advanced Products	30,419	24,290	6,129	25.2%

Total	$78,112	$70,772	$7,340	10.4%

Net revenues of Brick Products for the third quarter of 2020 increased 2.6%, as compared to the third quarter of 2019, primarily due to the recovery of Asian customers, notably in China, from the macroeconomic uncertainty of 2019 and the impact of the pandemic on shipments and bookings during the first quarter of 2020. Net revenues of Advanced Products for the third quarter of 2020 increased 25.2%, as compared to the third quarter of 2019, primarily due to increased demand from Asian subcontract manufacturers, reflected in the bookings patterns of the first and second quarters of 2020.
Total bookings for the third quarter of 2020 increased 49.5 % from the third quarter of 2019, driven by an increase of Advanced Products bookings of 108.0% for the third quarter of 2020 compared to the third quarter of 2019.
Gross margin for the third quarter of 2020 increased $345,000, or 1.0%, to $33,347,000, from $33,002,000 for the third quarter of 2019. Gross margin, as a percentage of net revenues, decreased to 42.7% for the third quarter of 2020, compared to 46.6% for the third quarter of 2019. The increase in gross margin dollars was primarily due to the increase in net revenue. The decrease in gross margin, as a percentage of net revenues, was primarily due to an unfavorable change in product mix shipped (i.e., a higher percentage of lower margin products were produced and shipped during the quarter), a negative influence from production inefficiencies and cost variances, certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Selling, general, and administrative expenses were $15,212,000 for the third quarter of 2020, a decrease of $231,000, or 1.5%, from $15,443,000 for the third quarter of 2019. Selling, general, and administrative expenses as a percentage of net revenues decreased to 19.5% for the third quarter of 2020 from 21.8% for the third quarter of 2019, primarily due to the overall increase in net revenues. The components of the $231,000 decrease in selling, general and administrative expenses for the third quarter of 2020 from the third quarter of 2019 were as follows (dollars in thousands):

	Increase (decrease)
Travel expense	$(690)	(79.4	)%(1)
Commissions	(191)	(21.6	)%(2)
Outside services	(173)	(25.4	)%(3)
Compensation	812	8.6	%(4)
Other, net	11	0.4%

	$(231)	(1.5)%

(1)	Decrease primarily attributable to reduced travel by our sales and marketing personnel, due to travel restrictions caused by the COVID-19 pandemic.
(2)	Decrease primarily attributable to the decline in net revenues subject to commissions.
(3)	Decrease primarily attributable to a decrease in the use of outside service providers at our Andover, MA facility.
(4)	Increase primarily attributable to higher stock-based compensation expense associated with June 2020 stock option awards.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Research and development expenses were $12,032,000 for the third quarter of 2020, an increase of $525,000, or 4.6%, compared to $11,507,000 for the third quarter of 2019, primarily due to an increase in compensation expenses. As a percentage of net revenues, research and development expenses decreased to 15.4% for the third quarter of 2020 from 16.3% for the third quarter of 2019, primarily due to the overall increase in net revenues. The components of the $525,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$730	8.8	%(1)
Facilities allocations	99	16.7%
Deferred costs	(144)	(71.6	)%(2)
Project and pre-production materials	(144)	(9.5	)%(3)
Other, net	(16)	(1.3)%

	$525	4.6%

(1)	Increase primarily attributable to higher stock-based compensation expense associated with stock options awarded in June 2020.
(2)	Decrease primarily attributable to an increase in the capitalization of costs for certain non-recurring engineering projects for which the related revenues have been deferred.
(3)	Decrease primarily attributable to lower prototype development costs for Advanced Products.
The significant components of ‘‘Other income (expense), net’’ for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$198	$198	$—
Foreign currency gains (losses), net	140	(142)	282
Interest income	7	74	(67)
Gain on disposals of equipment	3	1	2
Other, net	(14)	15	(29)

	$334	$146	$188

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia have experienced more favorable foreign currency exchange rate fluctuations in 2020 compared to 2019. Interest income decreased due to a decrease in interest rates.
Income before income taxes was $6,437,000 for the third quarter of 2020, as compared to $6,198,000 for the third quarter of 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

The provision for income taxes and the effective income tax rates for the three months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
Provision for income taxes	$651	$266
Effective income tax rate	10.1%	4.3%
The effective tax rates were lower than the statutory tax rates for the three months ended September 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The provisions for income taxes in the three months ended September 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the third quarter of 2020 of $5,785,000, or $0.13 per diluted share, compared to net income of $5,937,000, or $0.14 per diluted share, for the third quarter of 2019.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
Net revenues for the nine
months ended September 30, 2020 were $212,274,000, an increase of $12,422,000, or 6.2%, from $199,852,000 for the nine months ended September 30, 2019. Net revenues, by product line, for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were as follows (dollars in thousands):

			Increase (decrease)
	2020	2019	$	%
Brick Products	$139,638	$141,112	$(1,474)	(1.0)%
Advanced Products	72,636	58,740	13,896	23.7%

Total	$212,274	$199,852	$12,422	6.2%

The increase in net revenues for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 was primarily due to an overall 32.4% increase in bookings for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, principally due to an increase of 111.9% in new orders for Advanced Products.
Gross margin for the nine months ended September 30, 2020 decreased $2,209,000, or 2.4%, to $90,996,000 from $93,205,000 for the nine months ended September 30, 2019. Gross margin, as a percentage of net revenues, decreased to 42.9% for the nine month period ended September 30, 2020, as compared to 46.6% for the nine month period ended September 30, 2019. Despite higher net revenues for the nine-month period ended September 30, 2020, gross margin dollars and gross margin as a percentage of net revenues both decreased as compared to the nine-month period ended September 30, 2019, primarily due to an unfavorable change in product mix (i.e., a higher percentage of lower margin products were produced and shipped during the nine-month period ended September 30, 2020), a negative influence from production inefficiencies and cost variances, certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Selling, general and administrative expenses were $47,036,000 for the nine months ended September 30, 2020, an increase of $1,190,000, or 2.6%, compared to $45,846,000 for the nine months ended September 30, 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 22.2% for the nine months ended September 30, 2020 from 22.9% for the nine months ended September 30, 2019, primarily due to the increase in net revenues. The components of the $1,190,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,349	8.2	%(1)
Legal fees	468	46.7	%(2)
Depreciation and amortization	241	11.7	%(3)
Bad debt expense	161	116.7%
Outside services	(146)	(8.9)%
Facilities allocations	(186)	(14.5)%
Advertising expense	(252)	(11.2	)%(4)
Travel expense	(1,397)	(61.8	)%(5)
Other, net	(48)	(0.7)%

	$1,190	2.6%

(1)
Increase primarily attributable to merit-based compensation increases for non-exempt
hourly employees, increase in headcount and higher stock-based compensation expense associated with stock options awarded in June 2020.

(2)
Increase primarily attributable to higher use of outside legal services associated with the December 2019 ransomware incident, which carried into the first quarter of 2020, and other corporate legal matters.

(3)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(4)	Decrease primarily attributed to lower sales support expenses, direct mailings, and advertising in trade publications.
(5)	Decrease primarily attributable to reduced travel by our sales and marketing personnel, due to travel restrictions caused by the COVID-19 pandemic.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

Research and development expenses were $38,197,000 for the nine months ended September 30, 2020, an increase of $3,764,000, or 10.9%, from $34,433,000 for the nine months ended September 30, 2019, primarily due to increased compensation expenses and expenses associated with project and pre-production
materials. As a percentage of net revenues, research and development expenses increased to 18.0% for the nine month period ended September 30, 2020 from 17.2% for the nine month period ended September 30, 2019. The components of the $3,764,000 increase in research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,088	8.4	%(1)
Project and pre-production materials	1,122	23.7	%(2)
Deferred costs	516	44.4	%(3)
Other, net	38	0.6%

	$3,764	10.9%

(1)
Increase primarily attributable to merit-based compensation increases for non-exempt
hourly employees, increase in headcount, and higher stock-based compensation expense associated with stock options awarded in June 2020.

(2)	Increase primarily attributable to higher spending for new product development of Advanced Products.
(3)	Increase primarily attributable to a decrease in the capitalization of costs for certain non-recurring engineering projects for which the related revenues have been deferred.
The significant components of ‘‘Other income (expense), net’’ for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 and the changes from period to period were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$594	$594	$—
Interest income	77	236	(159)
Foreign currency gains (losses), net	23	(202)	225
Gain on disposals of equipment	9	23	(14)
Other, net	12	22	(10)

	$715	$673	$42

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia have experienced more favorable foreign currency exchange rate fluctuations in 2020 compared to 2019. Interest income decreased due to a decrease in interest rates.
Income before income taxes was $6,478,000 for the nine months ended September 30, 2020, as compared to $13,599,000 for the nine months ended September 30, 2019.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

The (benefit) provision for income taxes and the effective income tax rates for the nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
(Benefit) provision for income taxes	$(249)	$805
Effective income tax rate	(3.8)%	5.9%
The effective tax rates were lower than the statutory tax rates for the nine months ended September 30, 2020 and 2019 due primarily to the utilization of tax credits in 2020 and the combination of utilizing net operating loss carryforwards and tax credits in 2019. The net tax benefit for the nine months ended September 30, 2020 reflects the relatively high volume of stock options exercised during the period and the associated impact of excess benefits (and shortfalls) for those stock options exercised, and the utilization of available tax credits, noted above. The (benefit) provision for income taxes in the nine months ended September 30, 2020 and 2019 also included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have net operating loss carryforwards.
See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the nine months ended September 30, 2020 of $6,717,000, or $0.15 per diluted share, as compared to $12,786,000, or $0.31 per diluted share, for the nine months ended September 30, 2019.
Liquidity and Capital Resources
As of September 30, 2020, we had $203,605,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 8.2:1 as of September 30, 2020 and 6.0:1 as of December 31, 2019. Working capital, defined as total current assets less total current liabilities, increased $122,648,000 to $271,784,000 as of September 30, 2020 from $149,136,000 as of December 31, 2019.
The changes in working capital from December 31, 2019 to September 30, 2020 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$118,937
Accounts receivable	3,021
Inventories, net	8,982
Other current assets	(224)
Accounts payable	(2,906)
Accrued compensation and benefits	(2,838)
Accrued expenses	273
Short-term lease liabilities	(43)
Sales allowances	5
Income taxes payable	(5)
Short-term deferred revenue	(2,554)

$122,648

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2020

The primary sources of cash for the nine months ended September 30, 2020 were: (i) approximately $109.7 million of cash received in the form of net proceeds from the completion of the public offering of our Common Stock in June 2020, (ii) $15.2 million of cash generated through operating activities, and (iii) $10.8 million of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary use of cash during the nine months ended September 30, 2020 was $16.8 million for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2020. As of September 30, 2020, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of September 30, 2020, we had approximately $12,595,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash. In addition to these commitments, the Company had, in aggregate, approximately $63,800,000 of budgeted capital expenditures associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, noted above, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
September 30, 2020
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents and fluctuations in foreign currency exchange rates. As our cash and cash equivalents consist principally of cash accounts and money market securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2020, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2020.
Our exposure to market risk for fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe the risk of fluctuations in foreign currency exchange rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.
Item 4 — Controls and Procedures
(a) Disclosure regarding controls and procedures.
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2020). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
September 30, 2020

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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
September 30, 2020
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
COVID-19
pandemic.
The
COVID-19
pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for the three completed quarters of 2020, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time. During the first quarter of 2020, we experienced certain supply chain constraints associated with COVID-19,
and such constraints contributed to lower revenue, reduced shipments, production inefficiencies, reduced productivity, and higher costs. During the second quarter of 2020, we experienced similar pandemic-related circumstances, as the impact of the pandemic shifted from affecting primarily Asian, and principally Chinese, customers, distribution partners, and suppliers during the first quarter of 2020, to affecting primarily domestic customers, distribution partners, and suppliers during the second quarter of 2020. In March 2020, certain U.S. customers began curtailing new order placement, reflecting their own lowered sales or production forecasts, and this lower level of domestic orders continued through the second quarter, contributing to lower revenue from these domestic customers during the second and third quarters of 2020. New orders from domestic customers, notably our stocking distributors, rose during the third quarter of 2020, and new orders remained strong from Asian, notably Chinese, customers, reflecting the relative strength of economic activity across that region. However, given the continued uncertainty surrounding the
COVID-19
pandemic, there can be no assurance that future circumstances associated with the pandemic will not have a materially negative influence on our future financial and operational performance.
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
We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our extended long-term volume forecast, we anticipate additional capacity will be required to meet expected requirements. We believe the most appropriate manner of meeting our long-term capacity requirements will be to initially expand the production area of our Andover facility by approximately 90,000 square feet, through the addition of a two-story
wing. In December 2019, we acquired, for approximately $1.5 million, approximately three acres adjacent to our facility to accommodate our Andover facility expansion. During the second quarter of 2020, we began construction of the approximately 90,000 square feet addition to our existing plant, and that construction continues on schedule.
Construction activity can be difficult to schedule, and construction sites can present management and operational challenges. As such, given the proximity of the addition to our existing operations, this construction activity has the potential to disrupt our current operations, which could cause production to be delayed and costs to increase.

Vicor Corporation
Part II – Other Information
September 30, 2020

We continue to invest in our production machinery and equipment in order to enhance the efficiency and capacity of our current manufacturing capabilities. However, sustained, uniform, high-volume production levels may not be achievable due to difficulties in planning, implementing, or executing such improvements. In such event, our product-level profitability may not reach the levels necessary to adequately cover manufacturing costs and operating expenses. Similarly, our estimates for revenue capacity generated through capital expenditures on our existing machinery and facility (or the possible construction of any new facilities) may not meet management expectations.
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
The scheduled facility expansion described above includes installation of certain equipment and implementation of certain manufacturing steps associated with manufacturing processes we currently outsource to a third-party partner. These manufacturing processes are associated with a proprietary packaging approach requiring complex metal surface finishing using advanced, environmentally safe technologies. Given our volume expectations and the proprietary elements of these processes, we have chosen to accelerate the development of a captive capacity that we expect will exceed the capacity currently available from our third-party partner. Today, we own and operate, with our employees, certain equipment on premises at our third-party partner and, as such, have established a level of operational competencies we believe will enable us to successfully install and implement these manufacturing processes internally.
We previously entered into a supply agreement with the third-party partner providing for technology and process transfer, including the purchase of uniquely enabling equipment developed by the third-party partner. We expect to rely on our third-party partner for production requirements through the installation and qualification of the equipment. We also expect to rely on our third-party partner in the future for surge capacity requirements. If we are unable to complete our expansion in a timely manner, or if we are unable to implement the new manufacturing processes, we may not be able to achieve the capacity anticipated and, as a result, may experience reduced manufacturing yields, delays in product deliveries, and/or increased expenses, which would negatively influence our financial condition and results of operations. In addition, any interruptions to or issues with our relationships with third-party partners may negatively influence our manufacturing yields and revenue capacities.
Item 6 — Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware corporation, dated December 3, 1990 (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Vicor Corporation
Part II – Other Information
September 30, 2020

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 (File No. 000-18277) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: October 30, 2020	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2020	By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
(Principal Financial Officer)