Form 10-K
period 2020-12-31
VICOR CORP
filed 2021-03-01
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑
No  ☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and
non-voting
common equity of the registrant held by
non-affiliates
(for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $1,454,187,000.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 18, 2021
Common Stock	31,658,143
Class B Common Stock	11,758,218
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2021 annual meeting of stockholders are incorporated by reference into Part III.

PART I
In this Annual Report on
Form 10-K,
unless the context indicates otherwise, references to “Vicor
®
,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and its subsidiaries, unless otherwise specified.
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Annual Report on Form
10-K.
As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and the share price of its listed common stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that we have adequate resources to respond to financial and operational risks associated with the novel coronavirus
(“COVID-19”)
and our ability to effectively conduct business during the pandemic; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations and the total of our cash and cash equivalents and short-term investments will be sufficient to fund operations and capital investments for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Quarterly Reports on
Form 10-Q
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
Our website, www.vicorpower.com, sets forth detailed information describing our products, the applications for which they may be used, and our suite of design tools. The information contained on our website is not a part of, nor incorporated by reference into, this Annual Report on
Form 10-K
and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. Our wholly-owned subsidiary, VICR Securities Corporation also is located in Andover, Massachusetts. Our other domestic offices are located in Santa Clara, California, Lombard, Illinois, and Lincoln, Rhode Island. Our two Vicor Custom Power
TM
subsidiaries, Freedom Power Systems, Inc. and Northwest Power, Inc., are located in Cedar Park, Texas, and Milwaukie, Oregon, respectively.

We have established individual subsidiaries or unincorporated branch offices outside of the United States, which we call Technical Support Centers (“TSCs”), to conduct preparatory and auxiliary services in support of the Company. Vicor Japan Company, Ltd. (“VJCL”), our 92.5%-owned Japanese subsidiary, which is engaged in sales and customer support activities exclusively for the sale of certain products customized by VJCL for the Japanese market, is headquartered in Tokyo, Japan.
In August 2020, our subsidiary, VLT, Inc., which was a vehicle for licensing technologies, was merged with and into the Company, and its operations and personnel were reassigned. In June 2019, our subsidiary, VI Chip Corporation (“VI Chip”), was merged with and into the Company, and its operations and personnel were reassigned. In December 2019, we closed Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, which provided logistical and administrative support for certain sales in the European Union. In May 2018, our subsidiary, Picor Corporation (“Picor”), was merged with and into the Company, and its operations and personnel were reassigned. In December 2018, we merged Granite Power Technologies, Inc., a Vicor Custom Power subsidiary located in Manchester, New Hampshire, with and into the Company, transferring its operations and reassigning certain personnel.
All of our subsidiaries and their legal domicile are set forth in Exhibit 21.1 to this Annual Report on Form
10-K.
The activities of all of the above named entities are consolidated in the financial statements presented herein.
Vicor was incorporated in Delaware in 1981, and we completed an initial public offering in May 1991. The Company has two classes of common stock outstanding: shares of our “Common Stock,” listed on The NASDAQ Stock Market under the ticker symbol VICR, and shares of our Class B common stock, which are not subject to registration pursuant to the Exchange Act and are not listed on any exchange.
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
Reflecting our strategy, we categorize our offerings as either Advanced Products or Brick Products, generally based on design, performance, and form factor considerations, as well as the range of evolving applications for which the respective categories are appropriate. The Advanced Products category consists of our most innovative products, which are used to implement our proprietary distribution architecture, FPA, a highly differentiated approach to power distribution that enables flexible, rapid power system design using individual components optimized to perform a specific function. The Brick Products category largely consists of integrated power converters (i.e., “bricks”), incorporating multiple conversion stages, used in conventional power systems architectures including CPA, DPA, and IBA.
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

FPA, which is focused on, but not limited to, 48V DC distribution solutions, increases power system conversion efficiency, density, and power delivery performance by “factorizing” (i.e., separating) the power conversion process into individual components, reducing the design limitations, thermal management challenges, and scaling trade-offs associated with conventional architectures for DC voltage distribution. All such architectures follow a sequence whereby a DC voltage is first transformed, or reduced, and that lower voltage subsequently conducted (i.e., “bussed”) across the circuit to the “load” (i.e., the point of use), where the voltage is regulated and lowered once more, to the required operating voltage of the load. In a FPA implementation, the sequence is reversed. Regulation occurs first, and the regulation module can be placed in the optimal position for space utilization and thermal management. A regulated voltage approaching 48V is bussed across the circuit to the transformation module, which performs what we refer to as current multiplication, adjacent to the load. Bussing high voltage minimizes the current levels across the circuit, thereby minimizing the potential for distribution losses and reducing the volume of the conduit (e.g., the copper wire). Placing the relatively low noise, low heat current multiplication module adjacent to the load further minimizes the potential for distribution losses associated with bussing a low operating voltage to the load and reduces the potential influence of the power system on the performance of the load.
A typical FPA implementation for delivering 48V DC from a server backplane to a 1.0V microprocessor would consist of three modules: a PRM
™
(Pre-Regulator
Module) regulator, a VTM
™
(Voltage Transformation Module) current multiplier, and a proprietary communications controller. In contrast, a commodity IBA design for delivering 48V DC from a server backplane to a 1.0V microprocessor requires an additional conversion stage, to reduce 48V to 12V, and, at the point of load, a voltage regulation module (i.e., a “VRM” consisting of multiple switching regulators, each representing a phase and consisting of two switching transistors, one or more capacitors, and an inductor, with the transistors switched by pulse width modulation controller). For a 200W two stage, multiphase application, a 12V commodity IBA implementation would require an intermediate bus converter, to reduce 48V to 12V, and a VRM solution consisting of parallel phases (i.e., multiple switching regulators) to reduce and regulate the current for use at 1.0V by the microprocessor. Such a commodity IBA implementation requires a significantly higher component count, consumes more motherboard area, requires more copper conduit, generates more heat due to switching and distribution losses, offers inferior dynamic response, and can be meaningfully less efficient than a 48V FPA implementation.
The advantages of FPA over legacy power distribution architectures are most evident in high performance computing applications. Our
“Power-on-Package”
power system solutions meet the computational performance requirements of artificial intelligence (“AI”). The microprocessors typically used in AI, particularly in more computationally demanding “machine learning” or “training” applications, are graphics processing units (“GPUs”) and custom application-specific integrated circuits (“ASICs”). Unlike central processing units (“CPUs”), which are designed for serial execution of complex and broad instruction sets, GPUs and AI ASICs are designed for massively parallel (i.e., concurrent) processing of repetitive transactions or calculations. As such, GPUs and AI ASICs generally operate at processing frequencies requiring the higher levels of average and peak current delivered by our
FPA-based
solutions. Our most popular
Power-on-Package
solution, consists of one MCD
©
(Modular Current Driver) unit, providing high-bandwidth,
low-noise
regulation, and two MCM
©
(Modular Current Multiplier) units, providing high performance current multiplication.
Power-on-Package
delivers unprecedented current levels to GPUs and AI ASICs, in part due to the placement of the MCMs directly on the substrate onto which the processor is mounted, thereby minimizing distribution losses associated with high current levels. Placement of MCM units on the substrate also reduces the number of GPU or ASIC processor substrate pins required for power, allowing for their use by other functions (e.g., memory input/output (“I/O”)). This three-module laterally-mounted
Power-on-Package
configuration, powering an AI accelerator card requiring 350W, delivers 0.7V, 650A average current, and up to 1,200A peak current to the GPU or AI ASIC, with superior transient response and unmatched power density.
We are unaware of any competitive solution for AI acceleration offering the power system performance and density of
Power-on-Package,
as
IBA-based
solutions must increase the number of conversion phases to reach high current levels, thereby increasing component count and motherboard area used, which contributes to higher switching and distribution losses, inferior dynamic response, and associated heat generation.
Our latest innovation for powering processors is vertical power delivery, which involves mounting our highest-performance solutions on the underside of the motherboard, opposite the GPU or AI ASIC, thereby enabling a further reduction in distribution losses at the load, yielding higher efficiency and unprecedented power density. Vertically-mounting the solution allows unrestricted access to microprocessor input/output I/O pins on the top side of the motherboard, thereby improving I/O speed and memory access, which are a priority for GPUs and AI ASICs in AI applications. We are in the final development stages of our vertical power delivery solutions and expect to be shipping released products to customers in 2021.
Our proprietary technologies enable us to offer a range of Advanced Products, in various package formats across functional families, applicable to other market segments and power distribution architectures other than FPA. Within computing, these market segments include AC to DC voltage conversion and DC voltage distribution in server racks and high voltage conversion across datacenter infrastructure. We also offer Advanced Product power system solutions for aerospace and aviation (e.g., for use in satellites, unmanned aerial vehicles, and various airframes, including battery-powered aircraft, for which small size, light weight, and design flexibility are advantageous); defense electronics (e.g., for use in airborne, seaborne, or field communications and radar, for which reliability in harsh environments is a priority); industrial automation, instrumentation, and test equipment (e.g., for use in robotics and semiconductor testing, for which high power levels and precision performance are required); solid state lighting (e.g., for use in large scale displays and signage, for which, again, small size, light weight, and design flexibility are advantageous); telecommunications and networking infrastructure (e.g., for use in high-throughput data distribution and pole-mounted small-cell base stations); and vehicles (e.g., in autonomous driving applications, electric vehicles, and hybrid electric vehicles).
Annual revenue associated with the sale of Advanced Products was approximately 35.8%, 28.6%, and 35.9% of the Company’s consolidated revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Sales of Advanced Products recovered in 2020, reflecting the resumption of orders from both AI system vendors and hyperscalers, as the market segment recovered from an unexpected and sustained period of low demand across the computing market that began in 2018 and continued through 2019. This low demand was caused by the buildup of excess inventory levels at contract manufacturers during the second half of 2018 and planning uncertainty associated with the ongoing trade dispute between China and the U.S., the two largest geographic markets we serve. Despite the impact of the
COVID-19
pandemic, the data center market has experienced relatively less disruption than other market segments we serve, as the rapid expansion of cloud-based computing and
AI-driven
applications drove sustained demand for our solutions through 2020.
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
We market our standard Brick Products emphasizing “mass customization,” using highly automated, efficient, domestic manufacturing to serve customers with product design and performance requirements, across a wide range of worldwide market segments, which could not be met by high-volume oriented competitors. We focus on distributed power implementations, for which our brick-format products are well-suited, in market segments such as aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (e.g., rail). Our customers range from independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers. Some of our Brick Product lines have been in production for over a decade, reflecting the maturity of the markets we serve, the long-established relationships we have with many customers, and the long-standing suitability of our products to demanding applications.
Annual revenue associated with the sale of Brick Products, representing the sum of sales to third-parties of the products previously sold under the former Brick Business Unit operating segment during periods prior to the second quarter of 2019, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 64.2%, 71.4%, and 64.1% of the Company’s consolidated revenue for the years ended December 31, 2020, 2019, and 2018, respectively.
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
As of December 31, 2020, the Company’s order backlog was approximately $147,550,000, compared to $104,164,000 as of December 31, 2019. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.
The lead times between receipt and acceptance of an order and our shipment of the product have increased, largely as a consequence of the
COVID-19
pandemic. Although demand visibility and supply chain conditions across the global electronics industry stabilized in 2019, the rapid onset of the
COVID-19
pandemic during the first quarter of 2020 caused widespread delays in production and delivery. In response, during the second quarter of 2020, we extended our quoted lead times for delivery to customers to beyond 20 weeks. Since the second quarter of 2020, our supply chain has been stable, with limited instances of delays or interruptions. However, until the pandemic is substantially contained worldwide and supply chain uncertainties are further reduced, we intend to maintain these quoted lead times.
A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. Over the past three years, the volume of orders booked and shipped within a quarter has declined steadily, reflecting lengthened delivery lead times across the electronics industry. However, over the same period, the volume of orders for which customers have requested accelerated delivery has increased, which we believe to be a reflection of improved conditions in many of the market segments we serve with Brick Products. An additional influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume averaged approximately 14% of 2020 revenue, approximately 27% of 2019 revenue, and approximately 20% of 2018 revenue.
Competition and Market Characteristics
The competitive characteristics of the markets we serve with Advanced Products and Brick Products can differ significantly. For example, in the higher-performance segments of computing we serve, our Advanced Products most often compete with solutions offered by large integrated device manufacturers (“IDMs”), which offer integrated circuits (“ICs”) and semiconductor-based modules. These IDMs generally offer far broader product portfolios, possess far greater global manufacturing and support resources, and have the ability to aggressively price their products to defend market share. Accordingly, Advanced Products are positioned as highly differentiated alternatives to commodity solutions for customers seeking high levels of performance. The customers we serve with Advanced Products, typically on a direct basis, are in market segments generally characterized by an emphasis on product performance differentiation, a compelling TCO, relatively extended and highly competitive design cycles, and product life cycles of generally less than three years. In contrast, the Brick Products competitive landscape is relatively fragmented, with large-scale, low-cost global suppliers of commodity solutions and many smaller manufacturers focused on specialized products or narrowly defined market segments or geographies. The market segments we serve with Brick Products, typically through sales representatives and distribution partners, generally are characterized by relatively short design cycles, relatively long (i.e., greater than three years) product life cycles, and, given the maturity of many market segments and applications, degrees of commoditization and price competition. As such, Brick Products are positioned with an emphasis on mass customization, through which we offer products with specific features and performance profiles typically not available from catalog-oriented competitors.
The size and growth characteristics of the markets we serve with Advanced Products and Brick Products also can differ significantly, and the range and quality of market data is problematic, making summary statements about these markets challenging. We believe our Advanced Products generally compete with power modules and power ICs developed and manufactured by IDMs and other fabless vendors of power semiconductors. We believe our Brick Products generally compete with similarly integrated switching power supply products developed and manufactured by large global competitors and a fragmented group of small regional competitors. The switching power supply market can be segmented by product type (i.e.,
DC-DC
converters,
AC-DC
converters, and
DC-AC
inverters), by output power levels, and by numerous vertical markets (i.e., industry-specific applications).
For 2020, exports to China and Hong Kong exceeded $93,000,000, representing approximately 31.4% of total revenue and an approximately 60.4% increase over the 2019 total. We believe this increased volume was primarily associated with the stimulus spending of the Chinese government, although we also believe an unquantifiable amount of this volume may have been associated with accelerated purchasing by customers anticipating further deterioration of the trade relationship between China and the U.S. Our belief is based on input from our distribution partners in China, as well as the mix of products exported over the past three years, reflecting the transfer by our OEM customers for Advanced Products (and their contract manufacturers) of the majority of production programs from China and Hong Kong to other countries in order to avoid inbound and outbound tariffs. Exports to China and Hong Kong peaked at approximately $109,000,000 in 2018, but that figure included approximately $50,000,000 of exports of Advanced Products to OEM customers and their contract manufacturers. As stated, the majority of the programs associated with this amount have been transferred to other countries. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).

Despite our minor share in the overall merchant market and the competitive presence of numerous, far larger vendors in the market segments we serve with both Advanced Products and Brick Products, we believe we maintain an advantageous competitive position in those market segments. Notably, we believe we have the largest share of 48V power distribution opportunities within the segments of the computing market segments we serve. However, numerous competitors across these market segments have significantly greater engineering, financial, manufacturing, and marketing and sales resources, as well as longer operating histories and longer customer relationships than we do.
Marketing and Sales
We reach and serve customers through several sales channels: a direct sales force; a network of independent sales representative organizations in North America and South America; independent, authorized non-stocking
distributors in Europe and Asia; and four authorized stocking distributors world-wide: Arrow Electronics, Inc.,
Digi-Key
Corporation, Future Electronics Incorporated, and Mouser Electronics, Inc. All sales channels are supported by regional TSCs, each offering application engineering and sales support for our channel partners. Domestic TSCs are located in: Andover, Massachusetts; Lombard, Illinois; and Santa Clara, California. International TSCs are located in: Beijing, China; Hong Kong, China; Shanghai, China; Shenzhen, China; Munich, Germany; Bangalore, India; Milan, Italy; Tokyo, Japan; Seoul, South Korea; Taipei, Taiwan (Republic of China); and Camberley, United Kingdom. Customers do not place purchase orders with TSCs, but do so directly with the Company or with our channel partners. In Japan, customers place purchase orders with authorized distributors or, for certain custom products, VJCL.
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
As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering, which has resulted in significant expansion of our sales and application engineering infrastructure over historical levels, notably across Asia. We incurred approximately $43,396,000, $43,387,000, and $42,533,000 in marketing and sales expenses in 2020, 2019, and 2018, respectively, representing approximately 14.6%, 16.5%, and 14.6% of revenues in 2020, 2019, and 2018, respectively.
Manufacturing, Quality Assurance, and Supply Chain Management
Our manufacturing facility, of approximately 230,000 square feet, is located in Andover, Massachusetts, where we are headquartered. In this facility, we manufacture Brick Products, with the exception of custom products produced by our Vicor Custom Power and VJCL subsidiaries, and Advanced Products, with the exception of certain products manufactured, packaged, and tested by third party wafer foundries and packaging contractors in the United States and Asia.
Our primary manufacturing processes involve steps common to automated assembly of electronics devices. We also have developed and employ proprietary manufacturing processes that contribute to the differentiated performance of our devices, including the innovative metal finishing of our SM ChiP
©
modules discussed below. During the third quarter of 2020, we began construction of an addition of approximately 90,000 square feet to our existing manufacturing facility. We plan to take occupancy of this addition during the first half of 2021.
As previously disclosed, we partner with a highly-specialized third-party developer of metal finishing processes and equipment, which performs certain elements of our proprietary manufacturing process using equipment designed by the developer. In 2019 and 2020, we entered into service and equipment purchase agreements with this partner. While commodity services are available from numerous alternate providers, we entered into these agreements due to the level of our collaboration to date with the partner in the refinement of certain proprietary processes we employ and our joint commitment to environmentally sound manufacturing minimizing toxic waste. Approximately one-half
of the addition to our manufacturing facility will be allocated to installation of highly-automated equipment scheduled to be delivered by the partner, beginning the first half of 2021, which will enable the vertical integration of all manufacturing process steps for
SM-ChiP
modules. We expect the
pre-production
qualification of this installed equipment will begin late during the first half of 2021, with production volumes to follow later in the year. We have relied on this partner’s services to meet our requirements for
SM-ChiP
production to date, and we expect to do so through 2021, after which we expect to have fully-operational production capabilities on site.
We continue to make investments in automated manufacturing equipment, particularly for expansion of production capacity for Advanced Products. During 2019, through investment in additional capital equipment, we increased our total manufacturing capacity in our Andover facility by approximately 35%. The addition of manufacturing lines and the vertical integration of metal finishing processes are expected to increase our Advanced Products capacity by an additional 100%, based on additional machine capacity and accelerated cycle times due to vertical integration.
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
Components and materials used in our products are purchased from a variety of domestic and international vendors. Generally, the global electronics supply chain recovered during 2020 from the impact of the
COVID-19

pandemic, but lead times for delivery of certain raw materials remain extended. Most of these raw materials are available from multiple sources, whether directly from suppliers or indirectly through distributors, and, during 2020 we continued to opportunistically expand certain raw material inventories to offset the uncertainties associated with availability and lead times.
Certain Advanced Products and semiconductor devices used in our production are manufactured by a limited number of wafer foundries, with packaging and test services provided by a limited number of third parties. We rely on these wafer foundries and packaging and test providers for supply continuity of these critical semiconductor devices. During the fourth quarter of 2020 and to date in the first quarter of 2021, the semiconductor test and packaging segment of the global electronics supply chain has experienced well-publicized capacity constraints, and, as a result, we recently have experienced unpredicted delays in receipt of certain semiconductor components from our packaging and test vendors. To date, these delays have not had a material impact on our ability to meet customer delivery requirements. In response to current schedule uncertainties, we are seeking alternate providers of packaging and test services and may further increase inventory levels for these semiconductor components, when possible. Should these capacity constraints continue or worsen and we are unable to obtain the necessary volumes of required semiconductor components, we may not be able to meet delivery commitments for certain customers and may not be able to reduce delivery lead times for the foreseeable future.
To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2020, costs associated with tariffs totaled approximately $7,259,000 an increase of 37% over the $5,280,000 in costs incurred for the year ended December 31, 2019. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. At this time, we are not able to estimate the amount of such recovery or the timing thereof.
Intellectual Property
Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important domestic and foreign patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $50,916,000, $46,588,000, and $44,286,000 in research and development expenses in 2020, 2019, and 2018, respectively, representing approximately 17.2%, 17.7%, and 15.2% of revenues in 2020, 2019, and 2018, respectively.
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
As of December 31, 2020, in the United States, we have been issued 117 total patents. These patents have expirations scheduled between 2021 and 2038. We also have a number of patent applications pending in the United States and certain countries of Europe and Asia, including applications that would extend the life of current patents. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

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
Human Capital Management
High-caliber employees are important to achieving Vicor’s mission of providing the highest performance power solutions to meet the requirements of the most demanding applications. In order to maintain leadership in power systems design in a highly competitive employment market, attracting and retaining the best team worldwide is critical. Accordingly, we offer compelling compensation and benefits, foster a culture of innovation in which employees are empowered to do (and are rewarded for) their best work, and seek to establish Vicor as a meaningful contributor to the communities in which we operate, further strengthening the bonds between employees and the Company.
As of December 31, 2020, we had 1,049 full-time employees, of which 940 were in the U.S. and 109 were in our international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
We recruit from colleges and universities, with a focus on specific engineering disciplines. In collaboration with certain universities, we maintain a student
“Co-Op”
program, whereby qualifying undergraduate and graduate students work at our Andover facilities for one or two semesters, receiving course credit towards their graduation. In recent years, we have had as many as approximately two dozen participants per semester, with a substantial percentage of participants receiving offers of full-time employment.
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. We provide employees with compensation packages that include a competitive base salary or wage rate and benefits such as life and health (medical, dental, and vision) insurance, supplemental insurance, paid time off, paid parental leave, and a 401(k) plan (with Company match). Generally (and subject to local laws), new employees are awarded non-qualified
options for the purchase of the Company’s common stock. Depending on an employee’s role, he or she may be eligible for annual incentive bonuses and periodic awards of non-qualified
options based on the performance of the Company and that of the employee. We believe a compensation program with appropriate long-term incentives aligns employee and stockholder interests in increasing the value of the Company.
We emphasize and encourage employee development and training. To empower employees to reach their potential, we provide a range of development programs and opportunities, including in-house
training programs and tuition reimbursement for those pursuing outside certification or degrees.
We seek to support the communities in which we operate and believe this commitment contributes to our efforts to attract and retain employees. We support our employees in volunteer initiatives. We also partner with a range of non-profit
organizations and have had notable success in our collaboration for over two decades with the Crest Collaborative of Methuen, MA, a local advocacy agency, in providing enriching employment opportunities for adults participating in that agency’s programs.
For more information on our employee and community initiatives, please see our Corporate Social Responsibility webpage at
www.vicorpower.com/about-the-company/corporate-social-responsibility
.
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
Operational Risks
Our future operating results are difficult to predict and are subject to fluctuations.
Our operating results, including revenues, gross margins, operating expenses, and net income (loss), have fluctuated on a quarterly and annual basis. Our strategic focus on higher volume opportunities with OEMs, ODMs, and contract manufacturers has caused the actions of a relative few such customers to disproportionately influence our operating results. Unanticipated delays in purchase orders from, and shipments to, certain large customers have resulted in lower than expected revenue. Similarly, our strategic focus on the development of market-leading technologies and manufacturing processes, often implemented in proprietary semiconductor circuitry, materials, and packaging, has exposed the Company to the risks and costs of delays in such development and the use of a relatively few number of suppliers of proprietary circuits and materials or providers of proprietary services.
Despite recent profitability trends, we cannot predict if we will maintain sustained profitability. Our future operating results may be materially influenced by a number of factors, many of which are beyond our control, including:

•
changes in demand for our products and for our customers’
end-products
incorporating our products, as well as our ability to respond efficiently to such changes in demand, including changes in delivery lead times and the volume of product for which orders are accepted and the product shipped within an individual quarter;

•
our ability to manage our supply chain, inventory levels, and our own manufacturing capacity or that of third-party partners, particularly in the event of delays or cancellations of significant customer orders or in the event of delays or cost increases associated within our supply chain;

•
our ability to effectively coordinate changes in the mix of products we manufacture and sell, while managing our ongoing transition in organizational focus and manufacturing infrastructure to Advanced Products from Brick Products;

•	our ability to provide and maintain a high level of sales and engineering support to an increasing number of demanding, high volume customers;

•	the ability of our third party suppliers, and service subcontractors to provide us sufficient quantities of high quality products, components, and/or services on a timely and cost-effective basis;

•	the effectiveness of our ongoing efforts to continuously reduce manufacturing costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities and personnel at efficient levels, maintaining sufficient production capacity and necessary manufacturing yields;

•	our ability to plan, schedule, and execute capacity expansion, including the anticipated addition in 2021 of approximately 90,000 square feet to our Andover manufacturing facility;

•	the timing of our new product introductions and our ability to meet customer expectations for timely delivery of fully qualified products;

•	the timing of new product introductions or other competitive actions (e.g., product price reductions) by our competitors;

•	the ability to hire, retain, and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	litigation-related costs, which may be significant;

•
adverse economic conditions in the U.S. and those foreign countries in which we operate, as well as our ability to respond to unanticipated developments, such as the imposition of tariffs or trade restrictions; and

•
adverse budgetary conditions within the U.S. government, particularly the Department of Defense, which continue to influence spending on current and anticipated programs into which we sell or anticipate to sell our products;

•	costs related to compliance with increasing worldwide governance, quality, environmental, and other regulations;

•	costs and consequences of disruption by third-parties of our global computer network and related resources;

•
the effects of events outside of our control, including public health emergencies, natural disasters, terrorist activities, political risks, international conflicts, information security breaches, communication interruptions, and other force majeure
.

As a result of these and other factors, we cannot assure you we will not experience significant fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of investors, the market price of our Common Stock may decline.
Global economic uncertainty associated with the
COVID-19
pandemic could materially and adversely affect our business and consolidated operating results.
During 2020, economic conditions varied by region, and were rapidly and significantly influenced by the
COVID-19
pandemic. The
COVID-19
pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for all four quarters of 2020, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time.
Our deliveries to and orders from North American industrial and defense electronics customers declined sharply at the onset of the pandemic, during the first quarter of 2020, given reduced manufacturing activity and broad uncertainty. The second half of 2020 saw a recovery of North American activity to pre-pandemic
levels. We believe domestic demand will further improve once the
COVID-19
pandemic is substantially contained and uncertainties are reduced, but we cannot predict when this will occur.
Trading conditions in China (inclusive of Hong Kong, our largest international market), had deteriorated through 2019 due to macroeconomic and trade-related uncertainties. At the beginning of 2020, trading conditions were significantly further affected by the
COVID-19
pandemic, with much of the country’s manufacturing disrupted for January and February 2020. By late March 2020, after aggressive measures to contain the coronavirus, the Chinese government quickly implemented economic stimulus measures, and we experienced a rapid recovery of demand from China and Hong Kong. This demand was sustained through the remainder of 2020. As addressed in our discussion herein of market characteristics, exports to China and Hong Kong for 2020 totaled approximately $93,000,000, representing approximately 31.4% of total revenue for the year. We believe this volume was primarily associated with the stimulus spending of the Chinese government, although we also believe an unquantifiable amount of this volume may have been associated with accelerated purchasing by customers anticipating further deterioration of the trade relationship between China and the U.S., which, if it were to occur, could substantially limit purchases by such customers. Our belief is based on input from our distribution partners in China, as well as the mix of products exported over the past three years, reflecting the transfer by our OEM customers for Advanced Products (and their contract manufacturers) of the majority of production programs from China and Hong Kong to other countries in order to avoid inbound and outbound tariffs. Exports to China and Hong Kong peaked at approximately $109,000,000 in 2018, but that figure included approximately $50,000,000 of exports of Advanced Products to OEM customers and their contract manufacturers. As stated, the majority of the programs associated with this amount have been transferred to other countries.
We anticipate demand in 2021 from China and Hong Kong will approximate recent quarterly levels, based on information from our customers and distribution partners, and assuming the
COVID-19
pandemic is substantially contained. Should China’s economic stimulus policies change or if there is a further deterioration of trade relations between the U.S. and China, such demand may decline. However, we cannot predict if or when circumstances may change, nor can we predict the amount by which bookings or shipments may change.
We have taken action to protect the health and safety of our workforce and to otherwise minimize the potential impact of the coronavirus on our operations, the costs of which, to date, have not had a material effect on our financial performance. We expect to maintain the measures put in place until we determine the
COVID-19
pandemic is adequately contained for purposes of our business, and we may take further actions we consider to be in the best interests of our employees, customers, business partners, and suppliers or in response to government mandate or requirement. Such further actions may have a negative influence on our costs and productivity and, in turn, our financial and operational performance.
Our customers, business partners, and suppliers have been and may continue to be adversely affected by the
COVID-19
pandemic, which also may contribute to a negative influence on our future financial and operational performance.
Global economic and political uncertainties, notably those associated with trade policy, could materially and adversely affect our business and consolidated operating results.
For the years ended December 31, 2020, 2019, and 2018, revenues from sales outside the United States were 64.4%, 53.7%, and 62.0%, respectively, of our total revenues. Net sales to customers in China and Hong Kong, our largest international market, accounted for approximately 31.4% in 2020, approximately 22.1% in 2019, and approximately 37.4% in 2018, respectively, of total net sales. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to continue to increase.
To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2020, Section 301 Tariffs totaled approximately $7,259,000, an increase of 37% over the $5,280,000 incurred for 2019. For 2020 and 2019, Section 301 Tariffs totaled approximately 2.4% and 2.0%, respectively, of annual revenue, representing a material reduction in our gross profit margin as a percentage of annual revenue.
We continue to evaluate alternative sources of raw materials, and, in late 2020, we qualified non-Chinese
vendors for certain high-volume raw materials and components. We anticipate a reduction in Section 301 Tariffs we incur during 2021, given the ongoing transition to non-Chinese
vendors, but we are not able to estimate the amount of such reduction, if any. Similarly, we cannot predict if or when the U.S. government may reduce or eliminate Section 301 Tariffs.

We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. At this time, we have received no such recovery, and we are not able to estimate the amount of any recovery or the timing thereof.
In 2019, China implemented reciprocal inbound tariffs of up to 25% on products exported from the U.S., including all of our products. We do not believe these tariffs, incurred by our Chinese and Hong Kong distributors, have had a material impact on the unit volume or dollar value of our exports to China, which we attribute to the differentiated performance of our products in market segments in which we have an established presence. However, we cannot predict the long-term influence of these tariffs on our competitive position in China, especially in light of the increased pressure by the Chinese government on Chinese manufacturers to meet the “China 2025” mandate for targeted development of Chinese technology sectors. Under this mandate, domestic technology vendors are explicitly favored over foreign vendors such as Vicor. We believe we experienced reduced demand in certain segments (e.g., rail), notably in 2019, reflecting the significant role of state-owned enterprises in those segments. We regularly assess the competitive position and profitability of certain product lines sold in China and Hong Kong, and may choose to reduce our product offerings if competitive conditions and reduced profitability so warrant.
Uncertain macroeconomic conditions, extended trade disputes, and the relative strength of the U.S. Dollar may reduce end-demand
for our customers’ products and, in turn, their purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, notably in our Brick Product categories, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.
Our operating results recently have been influenced by a limited number of customers, and our future results may be similarly influenced.
Since the introduction of our Advanced Products, the Company has derived the majority of its revenue from Advanced Products in any given year from either one customer or a limited number of customers, whether through sales directly to the customer(s) or indirectly to the customers’ contract manufacturers. This concentration of revenue is a reflection of the relatively early stage of adoption of the Advanced Products and the associated technologies and power system architectures, and our targeting of market leading innovators as initial customers.
Our current sales and marketing efforts are focused primarily on accelerating the adoption of Advanced Products by a diversified customer base, across a number of identified market segments. While we believe we have been successful to date in diversifying our Advanced Products customer base beyond early adopters, we cannot assure you our strategy will be successful and further diversification of customers will be achieved.
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
We depend on third-party vendors and subcontractors to supply components, assemblies, and services used to manufacture our products, some of which are supplied by a single vendor. We have experienced shortages of certain semiconductor components and delays in service delivery, have incurred additional and unexpected costs to address the shortages and delays, and have experienced our own delays in production and shipping.
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
As previously disclosed, we rely on a third-party partner to provide certain manufacturing steps associated with a proprietary Advanced Products packaging process. This process, developed with the third-party partner, involves complex metal surface finishing, performed on equipment developed by the third-party partner. An important, differentiating benefit of this proprietary process is that it does not generate problematic effluent, resulting in an environmentally safe approach to metal surface finishing, with minimal waste. We have entered into agreements with the third-party partner for production and transfer of technologies and process know-how,
including the purchase of the enabling equipment developed by the third-party partner.
To date, we have successfully relied upon this third-party partner to perform these manufacturing steps, although we have experienced delivery delays associated with the third-party partner’s volume constraints. This experience caused us to accelerate our schedule for establishing our own high-volume capabilities in-house,
modifying, in 2020, our construction plans to accommodate a dedicated, on-premises
metal surface finishing facility. We expect to rely on our third-party partner for production requirements through the installation and qualification for production of the enabling equipment in the addition to our Andover manufacturing facility. We also expect to rely on our third-party partner in the future for surge capacity requirements.
If the third-party partner cannot deliver sufficient volumes to us, we are unable to complete our facility expansion in a timely manner, or if we are unable to effectively implement the new manufacturing processes, we may not be able to achieve the expected volumes or production capacity and, as a result, may experience reduced manufacturing yields, delays in product deliveries, and/or increased expenses, any of which could negatively influence our financial condition and results of operations.
Extended interruption of production at our manufacturing facility in Andover, Massachusetts, could materially reduce our revenue, increase our costs, and, potentially, negatively impact our customers.
The majority of our power components and power systems, whether for direct sale to customers or for sale to our subsidiaries for incorporation into their respective products, are manufactured in our Andover facility.

Substantial damage to our existing manufacturing facility due to fire, natural disaster, power loss, or other events, including disruptive events associated with our ongoing expansion of the facility, could interrupt manufacturing, contributing to lengthy shipment delays that could have a negative impact on customers and, in turn, our customer relationships. While we have never experienced any meaningful interruption of manufacturing in our history, any prolonged inability to utilize all or a significant portion of our Andover facility could have a material adverse effect on our results of operations.
An extended delay in completing our capacity expansion could have a material adverse effect on our results of operations and negatively impact our ability to execute on our Advanced Products strategy.
We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our extended long-term volume forecast, we anticipate additional capacity will be required to meet expected customer requirements. During the second quarter of 2020, we began construction of an approximately 90,000 square feet, two-story
addition to our existing plant, and that construction continues on schedule.
The addition to our facility includes installation of certain equipment and implementation of certain manufacturing steps associated with Advanced Products manufacturing processes we currently outsource to a third-party partner, as described above. These manufacturing processes are associated with a proprietary packaging approach requiring complex metal surface finishing using environmentally safe technologies. Given our volume expectations and the proprietary elements of these processes, we have chosen to accelerate the development of a captive capacity that we expect will exceed the total capacity available from our third-party partner. Today, we own and operate, with our employees, certain equipment on premises at our third-party partner and, as such, have established a level of operational competence we believe will enable us to successfully install and implement these manufacturing processes internally. However, we may experience delays and incur additional costs during 2021 in implementing the manufacturing processes, given the complexity of the installation and qualification of the equipment.
Once the facility expansion has been completed and all manufacturing equipment installed and qualified for volume production, we may not achieve the anticipated production volumes and operating efficiencies. Any delay in achieving anticipated operating efficiencies associated with added capacity may cause manufacturing costs to be higher than expected for some period of time, thereby potentially negatively influencing our operating and financial results.
Disruption of our information technology infrastructure could adversely affect our business.
We depend heavily on our computing and communications infrastructure to achieve our business objectives, particularly for our financial and operational record keeping, our computer-integrated manufacturing processes controlling all aspects of our operations in our manufacturing facility in Andover, Massachusetts, our public website, and our email communications. We also rely on trusted third parties to provide certain infrastructure support services to us. If we or a third party service provider encounter a problem that impairs this infrastructure, the resulting disruption could impede the accuracy and timeliness of our financial reporting processes, and our ability to record or process customer orders, manufacture, and ship in a timely manner, or otherwise carry on business in the normal course. Our image and reputation also could be negatively affected by such circumstances. Additionally, we could incur material liabilities associated with the harm such impairment and disruption of our infrastructure may have on third parties including those associated with the unintentional release of confidential information and/or sensitive data. While we carry business interruption insurance to offset financial losses from such an interruption, and cyber-risk insurance to address potential liabilities from such circumstances, such insurance may be insufficient to compensate us for the potentially significant costs or liabilities incurred. Any such events, if prolonged, could have a material and adverse effect on our operating results and financial condition.

On December 24, 2019, elements of our network were compromised by a form of malware referred to as “ransomware.” In close collaboration with our service provider, we had restored computing and network functions to full operational status by the afternoon of December 27, 2019. Subsequent analysis by management and the forensic specialists we retained allowed us to conclude the incident had no material impact on our operations, financial condition and performance, or the integrity of our financial reporting systems. In response to the vulnerabilities identified, we have substantially enhanced network and file security through expanded and improved system monitoring, network and file access procedures, user training, and emergency response protocols. However, even with our expanded commitment to continuous improvement of the security of our information technology infrastructure, we can offer no assurance that we will be successful in detecting or preventing network security incidents and associated disruptions in the future.
Our systems are designed to protect us from network security incidents and associated disruptions. However, as evidenced by the ransomware incident described above, we remain vulnerable to computer viruses and related software-based challenges to the integrity of our systems, unauthorized or illegal break-ins,
or malicious network hacking, equipment or software sabotage, acts of vandalism to our systems by third parties, and, in the extreme, forms of cyber-terrorism. Our security measures or those of our third party service provider detected, but did not prevent, the network security incident and the associated disruptions described above and may not detect or prevent such incidents and disruptions in the future.
As of December 31, 2020, we were compliant with the comprehensive requirements for the protection of controlled unclassified information (“CUI”) as set forth in Special Publication
800-171
of the National Institute of Standards and Technology (“NIST”). The Company provides confidential information to third party business partners and/or receives confidential information from third party business partners in certain circumstances, when doing so is necessary to conduct business, particularly with departments of agencies of the U.S. Government. While we employ confidentiality agreements to protect other sensitive information (i.e., information not considered CUI), our own security measures or those of our third party service providers may not be sufficient to protect such information in the event the computing infrastructure of these third party business partners is compromised. Security incidents involving our computing and communications infrastructure or that of a third party business partner or service provider could result in the misappropriation or unauthorized release of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in an interruption to our operations, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation, any of which could have a material and adverse effect on our operating results and financial condition. Our network segmented NIST
800-171
environment was not impacted by the December 2019 ransomware incident, but there can be no assurance that it will not be impacted by similar incidents in the future, which could have a material and adverse effect on our operating results and financial condition for the reasons described above.
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
Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely influence our business and financial results. In particular, we are dependent on the services of Dr. Vinciarelli, our founder, Chairman of the Board, Chief Executive Officer, and President. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our results of operations. On February 24, 2021, James A. Simms notified us of his decision to resign from his positions as our Corporate Vice President, Chief Financial Officer, Treasurer, and Secretary effective June 30, 2021. We have initiated a search for a new Chief Financial Officer. Such leadership transitions can be inherently difficult to manage and may result in a loss of institutional knowledge and cause disruptions to our business. If we cannot effectively manage leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. In addition, our research and development and marketing and sales activities depend on highly skilled engineers and other personnel with technical skills, who are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain such employees, our ability to successfully implement our business strategy may be harmed.
Competitive Risks
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
In 2020, we further expanded our dedicated sales effort to penetrate the automotive market with our Advanced Products, notably in the rapidly expanding 48V opportunity within the electric vehicle and mild hybrid vehicle market segments. The automotive market is dominated by relatively few global OEMs and “tiers” of well-established suppliers. Penetrating this market will be challenging and we may not be successful in doing so. Additionally, our early success with vendors of AI computing solutions may not translate into long-term success with customers participating in the long-term development of autonomous driving solutions.
We cannot offer any assurance the markets we currently serve will grow in the future, our Advanced Products or Brick Products will meet respective market requirements, or we can maintain adequate gross margins or operating profits in these markets.
Intellectual Property Risks
We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.
We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our patents and proprietary rights, and we rely on patent and intellectual property law to protect such rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect or enforce current patents, may rely on unpatented technology that competitors could restrict or replicate, or may be unable to acquire patents in the future, all of which may have a material adverse effect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States. We have been defending and may need to continue to defend or challenge patents. We have incurred and expect to incur significant financial costs in the defense of our patented technologies and have devoted and expect to devote significant resources to these efforts which, if unsuccessful, may have a material adverse effect on our operating results and financial position.
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
Please see Note 17 — Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.
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
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is considered probable an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements. As of December 31, 2020, our evaluation led us to conclude no accrual of a loss contingency was warranted.
Regulatory Risks
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals (including gold, tantalum, tin, and tungsten, and their related ores), originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC released final rules for annual disclosure and reporting for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We began to implement processes within our supply chain to comply with these rules beginning in 2012 filed our initial Form SD in May 2014, and have filed Form SD annually since then. There have been and will continue to be costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be certain we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.
Risks Related to Share Value
The price of our Common Stock has been volatile and may fluctuate in the future.
Because of the factors set forth above and below, among others, the trading price of our Common Stock has fluctuated and may continue to fluctuate significantly:

•	volatility of the financial markets, notably the equity markets in the U.S.;

•	uncertainty regarding the prospects of domestic and foreign economies, including the impact of volatile currency exchange rates;

•	uncertainty regarding domestic and international political conditions, including tax, trade, and tariff policies;

•	actual or anticipated fluctuations in our operating performance or that of our competitors;

•	the performance and prospects of our major customers, including their adoption of technologies or standards other than those in which we specialize;

•	announcements by us or our competitors of significant new products, technical innovations, or litigation;

•	investor perception of the Company and the industry in which we operate;

•	the liquidity of the market for our Common Stock, reflecting a relatively low trading float and relatively low average trading volumes;

•	the uncertainty of the declaration and payment of future cash dividends on our Common Stock; and

•	the concentration of ownership of our Common Stock by Dr. Vinciarelli, our Chairman of the Board, Chief Executive Officer, and President.
In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2020, we have no plans to declare or pay a cash dividend.
The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2020, Dr. Vinciarelli was the beneficial owner of 10,014,454 shares of our Common Stock, plus 155,977 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2020. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one
basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 49.6% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.
Dr. Vinciarelli owns 93.8% of the issued and outstanding shares of our Class B Common Stock, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of the Class B Common Stock issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 80.4% of our outstanding voting securities, has effective control of our governance.

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
Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our long-term forecast of production levels, we anticipate substantial additional capacity will be required to meet expected requirements beyond 2023. During 2020, we began construction of a two-story
addition to our Andover manufacturing facility that is intended to expand the Advanced Products production area by approximately 90,000 square feet. Construction is proceeding on schedule, and we expect to take occupancy later this year. We also are proceeding with the evaluation of alternative projects for the addition of another, larger manufacturing facility to be focused on Advanced Products for automotive applications, should we anticipate the need based on our forecasts for capacity beyond 2023.

We own a single-story industrial building of approximately 31,000 square feet in Sunnyvale, California, which we lease on a long-term basis to a corporate tenant, which occupied the building beginning in June 2016.
All other domestic and foreign facilities are leased from third-party lessors on arms’ length terms. We believe our owned and leased facilities are adequate for our foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS
See Note 17 — Commitments and Contingencies, to the Consolidated Financial Statements for a complete description of the Company’s legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed on The NASDAQ Stock Market LLC, under the trading symbol “VICR.” Shares of our Class B Common Stock are not registered with the Securities and Exchange Commission, are not listed on any exchange nor traded on any market, and are subject to transfer restrictions under our Restated Certificate of Incorporation, as amended.
As of February 16, 2021, there were 116 holders of record of our Common Stock and 13 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.
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

Month of Fourth Quarter 2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Pursuant to November 2000 Plan	Remaining Dollar Value of Shares Authorized For Purchase Pursuant to November 2000 Plan
October 1 — 31, 2020	—	$—	—	$8,541,000
November 1 — 30, 2020	—	$—	—	$8,541,000
December 1 — 31, 2020	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

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
The graph assumes an investment of $100 on December 31, 2015, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.
Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and S&P SmallCap 600 Index

	2015	2016	2017	2018	2019	2020
Vicor Corporation	$100.00	$165.57	$229.17	$414.36	$512.28	$1,011.18
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P SmallCap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form
10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2020, 2019, and 2018, and with respect to our balance sheet as of December 31, 2020 and 2019, are derived from our audited Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form
10-K.
The following selected consolidated financial data with respect to our statements of operations for the years ended December 31, 2017 and 2016, and with respect to our balance sheets as of December 31, 2018, 2017, and 2016, are derived from our Consolidated Financial Statements, which are not included herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Net revenues	$296,576	$262,977	$291,220	$227,830	$200,280
Income (loss) from operations	17,368	13,821	32,059	(1,360)	(6,314)
Consolidated net income (loss)	17,922	14,109	31,846	258	(6,261)
Net income (loss) attributable to noncontrolling interest	12	11	121	91	(14)
Net income (loss) attributable to Vicor Corporation	17,910	14,098	31,725	167	(6,247)
Net income (loss) per share — basic attributable to Vicor Corporation	0.42	0.35	0.80	0.00	(0.16)
Net income (loss) per share — diluted attributable to Vicor Corporation	0.41	0.34	0.78	0.00	(0.16)
Weighted average shares — basic	42,186	40,330	39,872	39,228	38,842
Weighted average shares — diluted	43,869	41,677	40,729	39,933	38,842

	As of December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
	(In thousands)
Working capital	$276,419	$149,136	$129,062	$90,796	$89,545
Total assets	396,239	240,727	221,068	165,724	154,067
Total liabilities	45,084	34,857	36,978	29,305	23,050
Total equity	351,155	205,870	184,090	136,419	131,017

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
A discussion regarding our results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, was included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, on pages
36-38
under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 28, 2020.
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
high-mix,
low-volume
operational model.
The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also target applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.
In June 2020, we completed an underwritten public offering of 1,769,231 shares of our Common Stock, at a price to the public of $65.00 per share. We received net proceeds of approximately $109.7 million, after deduction of underwriting discounts and offering expenses. We intend to use the net proceeds from the offering for the expansion of our manufacturing facilities and other general corporate purposes.
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
events (most

recently evidenced by the
COVID-19
pandemic), have caused our operating results to vary meaningfully. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.
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
Widespread uncertainty associated with the pandemic has contributed to reduced business activity worldwide. As described further below, we experienced production constraints throughout 2020 that resulted in delays, inefficiencies, and higher costs, which, in the aggregate, had a detrimental influence on our financial results for the past four quarters. Given ongoing uncertainty, there is no assurance that our financial performance will not continue to be negatively influenced as a result of the pandemic.
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
Rates of absenteeism associated with employee self-quarantine due to exposure to
COVID-19
were steady at a satisfactory level through the third quarter of 2020, but rose in December. The productivity of our factory may be reduced if quarantine rates increase or if the number of employees diagnosed with
COVID-19
requires further implementation of restrictive health and safety measures, including factory closure. As of the date of this report, absenteeism rates have improved, we continue to operate with three shifts in our factory, and, with few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.

We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. During 2020, we took steps to address certain supply chain risks, and we believe our actions mitigated those risks, particularly for the second half of the year; however, there are no assurances that those steps will continue to mitigate risks in 2021 and beyond.
Although there is uncertainty regarding the extent to which the pandemic will continue to impact our operational and financial results in the future, the Company’s high level of liquidity (supplemented by the approximately $109.7 million of net proceeds from the public offering of shares of our Common Stock during the second quarter of 2020), flexible operational model, existing raw material inventories, and increased use of second sources for critical manufacturing inputs together support management’s belief the Company will be able to effectively conduct business until the pandemic passes.
We are monitoring the rapidly changing circumstances, and may take additional actions to address
COVID-19
risks as they evolve. Because much of the potential negative impact of the pandemic is associated with risks outside of our control, we cannot estimate the extent of such impact on our financial or operational performance, or when such impact might occur.
Recent Developments
On February 24, 2021, James A. Simms notified us of his decision to resign from his positions as our Corporate Vice President, Chief Financial Officer, Treasurer, and Secretary effective June 30, 2021. Mr. Simms’ resignation is not related to our operations, policies, or practices, including our internal controls or other matters related to financial reporting. We have initiated a search for a new Chief Financial Officer, a process with which Mr. Simms will be assisting.
2020 Financial Highlights

•
Net revenues increased 12.8% to $296,576,000 for 2020, from $262,977,000 for 2019, primarily due to an overall 28.6% increase in bookings for the year ended December 31, 2020, compared to the year ended December 31, 2019, principally due to an increase of 80.9% in new orders for Advanced Products.

•
Export sales, as a percentage of total revenues, represented approximately 64.4% in 2020 and 53.7% in 2019, principally reflecting the locations of OEMs, ODMs, and contract manufacturers utilizing higher volumes of Advanced Products.

•
Gross margin increased to $131,447,000 for 2020, from $122,966,000 for 2019. Gross margin, as a percentage of net revenues decreased to 44.3% for 2020 from 46.8% for 2019. Despite higher net revenues and gross margin dollars for the year ended December 31, 2020, gross margin as a percentage of net revenues decreased as compared to the year ended December 31, 2019, primarily due to an unfavorable change in product mix (i.e., a higher percentage of lower margin products were produced and shipped during the year ended December 31, 2020), a negative influence from production inefficiencies and cost variances associated with initial production volumes of new products, certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.

•
Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $147,550,000 at the end of 2020, as compared to $104,164,000 at the end of 2019.

•
Operating expenses for 2020 increased $4,934,000, or 4.5%, to $114,079,000 from $109,145,000 for 2019, due to increases in research and development expenses of $4,328,000 and selling, general, and administrative expenses of $606,000. Compensation and related personnel costs closely track headcount and annual merit-based increases in salary and wages. However, certain other expenses, such as prototyping costs in research and development, or advertising and promotion costs associated with sales initiatives, can vary meaningfully period to period.

•
We reported net income for 2020 of $17,910,000, or $0.41 per diluted share, compared to net income of $14,098,000, or $0.34 per diluted share, for 2019. Diluted shares outstanding at year-end
2020 increased approximately 2.2 million over the prior
year-end,
as a result of the June 2020 underwritten offering of Common Stock and employee exercise of stock options during the year.

•
In 2020, as a result of activities associated with our construction and capacity expansion, depreciation and amortization totaled $11,056,000, and capital expenditures were $28,653,000, compared to $10,334,000 and $12,485,000, respectively, for 2019.

•
Inventories increased by approximately $8,082,000, or 16.4%, to $57,269,000 at the end of 2020, as compared to $49,187,000 at the end of 2019, primarily due to an increase in raw materials of $9,972,000 to meet increasing demand, partially offset by an increase in reserves of $3,442,000.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years shown, ended December 31. This table and the subsequent discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Gross margin	44.3%	46.8%	47.7%
Selling, general and administrative expenses	21.3%	23.8%	21.4%
Research and development expenses	17.2%	17.7%	15.2%
Income before income taxes	6.2%	5.7%	11.3%
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
Inventories
We employ a variety of methodologies to evaluate inventory that is estimated to be excess, obsolete or unmarketable, in order to write down that inventory to net realizable value. Our estimation process for assessing net realizable value is based upon forecasted future usage which we derive based on backlog, historical consumption, and expected market conditions. For both Brick and Advanced product lines, the methodology used compares on-hand
quantities to forecasted usage and historical consumption, such that amounts of inventory on hand in excess of management’s estimate of expected future utility, are fully reserved. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in forecasting future usage, it is possible actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.
Evaluation of the Realizability of Deferred Tax Assets
Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results, as a result of increases in bookings, caused the Company to be in a cumulative income position as of December 31, 2020, the Company faces uncertainties in forecasting its operating results due to the continued impact of the
COVID-19
pandemic on the Company’s supply chain, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2020. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, including the impact of the
COVID-19
pandemic on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
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
Other new pronouncements issued but not effective until after December 31, 2020 are not expected to have a material impact on our consolidated financial statements.

Year ended December 31, 2020 compared to Year ended December 31, 2019
See Note 19,
Segment Information,
to the Consolidated Financial Statements for a discussion of our change to segment reporting in the second quarter of 2019.
Consolidated net revenues for 2020 were $296,576,000, an increase of $33,599,000, or 12.8%, as compared to $262,977,000 for 2019.
Net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Increase
	2020	2019	$	%
Brick Products	$190,256	$187,896	$2,360	1.3%
Advanced Products	106,320	75,081	31,239	41.6%

Total	$296,576	$262,977	$33,599	12.8%

The increase in net revenues was primarily due to an overall 28.6% increase in bookings for the year ended December 31, 2020, compared to the year ended December 31, 2019, principally due to an increase of 80.9% in new orders for Advanced Products.
Gross margin for 2020 increased $8,481,000, or 6.9%, to $131,447,000 from $122,966,000 in 2019. Gross margin as a percentage of net revenues decreased to 44.3% in 2020 from 46.8% in 2019. Despite higher net revenues and gross margin dollars for the year ended December 31, 2020, gross margin as a percentage of net revenues decreased as compared to the year ended December 31, 2019, primarily due to an unfavorable change in product mix (i.e., a higher percentage of lower margin products were produced and shipped during the year ended December 31, 2020), a negative influence from production inefficiencies and cost variances associated with initial production volumes of new products, certain supply chain constraints associated with the
COVID-19
pandemic, and higher tariff charges.
Selling, general, and administrative expenses were $63,163,000 for 2020, an increase of $606,000, or 1.0%, as compared to $62,557,000 for 2019. As a percentage of net revenues, selling, general, and administrative expenses decreased to 21.3% in 2020 from 23.8% in 2019, primarily due to the increase in net revenues.
The components of the $606,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$3,153	8.2	%(1)
Depreciation and amortization	318	11.3	%(2)
Legal fees	231	14.5	%(3)
Facilities allocations	(137)	(8.3)%
Outside services	(191)	(8.7	)%(4)
Advertising expenses	(281)	(8.5	)%(5)
Commissions	(326)	(9.1	)%(6)
Travel expense	(1,973)	(63.3	)%(7)
Other, net	(188)	(3.2)%

	$606	1.0%

(1)
Increase primarily attributable to merit-based compensation increases for non-exempt
hourly employees in May 2020, increases in headcount and higher stock-based compensation expense associated with stock options awarded in June 2020.

(2)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

(3)
Increase primarily attributable to higher use of outside legal services associated with the December 2019 ransomware incident, which carried into the first quarter of 2020, and other corporate legal matters.

(4)	Decrease primarily attributable to a decrease in the use of outside service providers at our Andover, MA facility.

(5)	Decrease primarily attributed to decreases in sales support expenses, direct mailings, and advertising in trade publications.

(6)	Decrease primarily attributable to the decline in net revenues subject to commissions.

(7)	Decrease primarily attributable to reduced travel by our sales and marketing personnel, due to travel restrictions caused by the COVID-19 pandemic.
Research and development expenses increased $4,328,000, or 9.3%, to $50,916,000 in 2020 from $46,588,000 in 2019. As a percentage of net revenues, research and development expenses decreased to 17.2% in 2020 from 17.7% in 2019, primarily due to the increase in net revenues.
The components of the $4,328,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,613	7.9	%(1)
Deferred costs	1,004	57.6	%(2)
Project and pre-production materials	789	11.3	%(3)
Computer expense	170	33.3%
Depreciation and amortization	164	9.1%
Overhead absorption	(296)	(33.1	)%(4)
Other, net	(116)	(1.7)%

	$4,328	9.3%

(1)
Increase primarily attributable to merit-based compensation increases for non-exempt
hourly employees in May 2020, increases in headcount, and higher stock-based compensation expense associated with stock options awarded in June 2020.

(2)	Increase primarily attributable to a decrease in the capitalization of costs for certain non-recurring engineering projects for which the related revenues have been deferred.

(3)	Increase primarily attributable to higher spending for new product development of Advanced Products.

(4)	Decrease primarily attributable to a decrease in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
The significant changes in the components of “Other income (expense), net” for the years ended December 31 were as follows (in thousands):

	2020	2019	Increase (decrease)
Rental income	$792	$792	$—
Foreign currency gains (losses), net	181	(108)	289
Interest income	95	300	(205)
Gain on disposal of equipment	13	38	(25)
Credit gains on available-for-sale securities	4	4	—
Other	8	40	(32)

	$1,093	$1,066	$27

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in 2020 compared to 2019. Interest income decreased due to a decrease in interest rates.
Income before income taxes was $18,461,000 in 2020, as compared to $14,887,000 in 2019.
The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2020	2019
Provision for income taxes	$539	$778
Effective income tax rate	2.9%	5.2%
The effective tax rates were lower than the statutory tax rates for the year ended December 31, 2020 and 2019 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the years ended December 31, 2020 and 2019 included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have sufficient net operating loss carryforwards.
See Note 16 to the Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the year ended December 31, 2020 of $17,910,000, or $0.41 per diluted share, as compared to $14,098,000, or $0.34 per diluted share, for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2020, we had $161,742,000 in cash and cash equivalents and $50,166,000 of highly liquid short-term investments. The ratio of current assets to current liabilities was 7.8:1 at December 31, 2020, as compared to 6.0:1 at December 31, 2019. Net working capital increased $127,283,000 to $276,419,000 at December 31, 2020 from $149,136,000 at December 31, 2019.
The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$77,074
Short-term investments	50,166
Accounts receivable	2,884
Inventories	8,082
Other current assets	(340)
Accounts payable	(5,116)
Accrued compensation and benefits	(3,684)
Accrued expenses	66
Sales allowances	144
Short-term lease liabilities	(109)
Income taxes payable	(82)
Short-term deferred revenue and customer prepayments	(1,802)

$127,283

The primary sources of cash for the year ended December 31, 2020 were: (i) approximately $109,681,000 of cash received in the form of net proceeds from the completion of the public offering of our Common Stock in June 2020, (ii) $34,547,000 of cash generated through operating activities, and (iii) $11,585,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the year ended December 31, 2020 were $50,166,000 for the purchase of short-term investments and $28,653,000 for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2020. As of December 31, 2020, we had approximately $8,541,000 remaining for share purchases under the November 2000 Plan.
As of December 31, 2020, we had no
off-balance
sheet arrangements.
The table below summarizes our contractual obligations for operating leases as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	More Than 5 Years
Operating lease obligations (1)	$4,919	$1,740	$2,199	$980	$—

(1)	For further information, refer to Note 13 to the Consolidated Financial Statements, Leases , included in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31. 2020, we had approximately $13,141,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash. In addition to these commitments, as of December 31, 2020 we had approximately $63,800,000, in aggregate, of budgeted capital expenditures associated with the construction of an addition to the Company’s existing manufacturing facility and the purchase and installation of new production equipment, which represent our primary liquidity needs for the foreseeable future. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the construction activities for the foreseeable future.
We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2020, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2020.
We estimate our annual interest income would change by approximately $30,000 in 2020 for each 100 basis point increase or decrease in interest rates.
Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2020, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $96,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Vicor Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Realizability of raw materials inventory
As discussed in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in,
first-out method,
or net realizable value. The Company’s estimation process for assessing net realizable value is based upon forecasted future usage, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements, approximately 74%, or $42.6 million, of the Company’s total inventory balance is comprised of raw materials.
We identified the evaluation of the realizability of raw materials inventory to be a critical audit matter. Subjective auditor judgment was required as a result of uncertainty in market conditions used to estimate forecasted future usage and the long lead times to acquire raw materials within the global electronics supply chain. Changes in forecasted future usage could have a significant impact on the realizability of raw materials inventory.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s process to develop its forecast of usage, including estimates of the projected demand based on historical usage and the potential impact of market conditions. We evaluated the Company’s estimate of the realizability of raw materials by:

•	assessing historical consumption as a predictor of future product demand by comparing it to trends in industry publications

•	examining the historical accuracy of the Company’s prior estimates by considering subsequent sales and write off activity

•	evaluating the adjustments made to forecast future demand based on historical usage data

•
interviewing operational personnel of the Company involved in purchasing and manufacturing to evaluate product innovations, changes in customer mix, and other factors that may impact expected future sales and usage of raw material inventory.

Realizability of domestic deferred tax assets
As discussed in Note 16 to the consolidated financial statements, the Company had a valuation allowance of $37.9 million against all domestic deferred tax assets, for which realization cannot be considered more likely than not. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
We identified the evaluation of the realizability of the domestic deferred tax assets as a critical audit matter due to the subjectivity involved in assessing the recoverability of those deferred tax assets. Subjective auditor judgment was required to evaluate the uncertainty inherent in estimating the Company’s ability to generate sufficient domestic taxable income exclusive of reversing temporary differences of the appropriate character in the future.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to the assessment of the realizability of deferred tax assets and the application of relevant tax regulations. To assess the Company’s ability to forecast its financial performance used to determine future domestic taxable income, we compared the Company’s previous forecasts to actual results, and evaluated the Company’s consideration of the impact of industry and global economic conditions through inquiry with operational personnel and inspection of third-party publications. We involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the realizability of deferred tax assets
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 1, 2021

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands, except per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$161,742	$84,668
Short-term investments	50,166	—
Accounts receivable, less allowance of $82 in 2020 and $59 in 2019	40,999	38,115
Inventories, net	57,269	49,187
Other current assets	6,756	7,096

Total current assets	316,932	179,066
Long-term deferred tax assets	226	205
Long-term investment, net	2,517	2,510
Property, plant and equipment, net	74,843	56,952
Other assets	1,721	1,994

Total assets	$396,239	$240,727

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,121	$9,005
Accrued compensation and benefits	14,094	10,410
Accrued expenses	2,624	2,690
Sales allowances	597	741
Short-term lease liabilities	1,629	1,520
Income taxes payable	139	57
Short-term deferred revenue and customer prepayments	7,309	5,507

Total current liabilities	40,513	29,930
Long-term deferred revenue	733	1,054
Contingent consideration obligations	227	451
Long-term income taxes payable	643	567
Long-term lease liabilities	2,968	2,855

Total liabilities	45,084	34,857
Commitments and contingencies (Note 17)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2020 and 2019	118	118
Common Stock: 1vote per share, $.01 par value, 62,000,000 shares authorized 43,204,671 shares issued and 31,569,865 shares outstanding in 2020; 40,403,058 shares issued and 28,768,252 shares outstanding in 2019	433	405
Additional paid-in capital	328,392	201,251
Retained earnings	161,008	143,098
Accumulated other comprehensive loss	(204)	(383)
Treasury stock at cost: 11,634,806 shares in 2020 and 2019	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	350,820	205,562
Noncontrolling interest	335	308

Total equity	351,155	205,870

Total liabilities and equity	$396,239	$240,727

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019 and 2018
(In thousands, except per share amounts)

	2020	2019	2018
Net revenues	$296,576	$262,977	$291,220
Cost of revenues	165,129	140,011	152,249

Gross margin	131,447	122,966	138,971
Operating expenses:
Selling, general and administrative	63,163	62,557	62,224
Research and development	50,916	46,588	44,286
Severance and other charges	—	—	402

Total operating expenses	114,079	109,145	106,912

Income from operations	17,368	13,821	32,059
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	7	(16)	1
Portion of losses (gains) recognized in other comprehensive income (loss)	(3)	20	6

Net credit gains recognized in earnings	4	4	7
Other income (expense), net	1,089	1,062	867

Total other income (expense), net	1,093	1,066	874

Income before income taxes	18,461	14,887	32,933
Less: Provision for income taxes	539	778	1,087

Consolidated net income	17,922	14,109	31,846
Less: Net income attributable to noncontrolling interest	12	11	121

Net income attributable to Vicor Corporation	$17,910	$14,098	$31,725

Net income per common share attributable to Vicor Corporation:
Basic	$0.42	$0.35	$0.80
Diluted	$0.41	$0.34	$0.78
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	42,186	40,330	39,872
Diluted	43,869	41,677	40,729
See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Consolidated net income	$17,922	$14,109	$31,846
Foreign currency translation gains, net of tax benefit (1)	200	33	98
Unrealized losses on available-for-sale securities, net of tax (1)	(6)	(20)	(6)

Other comprehensive income	194	13	92

Consolidated comprehensive income	18,116	14,122	31,938
Less: Comprehensive income attributable to noncontrolling interest	27	13	129

Comprehensive income attributable to Vicor Corporation	$18,089	$14,109	$31,809

(1)
The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized losses on available for sale securities are completely offset by a tax valuation allowance as of December 31, 2020, 2019, and 2018. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2020.

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Operating activities:
Consolidated net income	$17,922	$14,109	$31,846
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,056	10,334	9,254
Stock-based compensation expense	5,883	3,036	3,396
(Decrease) increase in long-term deferred revenue	(321)	822	(71)
Increase in long-term income taxes payable	76	329	43
Deferred income taxes	(21)	60	(55)
Increase in other long-term liabilities	—	—	9
Gain on disposal of equipment	(13)	(38)	(57)
Provision (recovery) for doubtful accounts	23	(144)	65
Credit gain on available-for-sale securities	(4)	(4)	(7)
Increase in contingent consideration obligations	—	280	—
Change in current assets and liabilities, net	(54)	(6,576)	(8,252)

Net cash provided by operating activities	34,547	22,208	36,171
Investing activities:
Purchases of short-term investments	(50,166)	—	—
Additions to property, plant and equipment	(28,653)	(12,485)	(18,211)
Proceeds from sale of equipment	13	38	57
Decrease (increase) in other assets	182	(35)	(85)

Net cash used for investing activities	(78,624)	(12,482)	(18,239)
Financing activities:
Proceeds from public offering of Common Stock	109,681	—	—
Proceeds from employee stock plans	11,585	4,742	8,656
Payment of contingent consideration obligations	(224)	(237)	(270)
Noncontrolling interest dividend paid	—	(139)	—

Net cash provided by financing activities	121,042	4,366	8,386
Effect of foreign exchange rates on cash	109	19	9

Net increase in cash and cash equivalents	77,074	14,111	26,327
Cash and cash equivalents at beginning of year	84,668	70,557	44,230

Cash and cash equivalents at end of year	$161,742	$84,668	$70,557

Change in current assets and liabilities:
Accounts receivable	$(2,816)	$5,714	$(8,834)
Inventories, net	(8,049)	(1,812)	(10,827)
Other current assets	369	(2,895)	176
Accounts payable and accrued liabilities	8,668	(7,339)	7,450
Accrued severance and other charges	—	(234)	234
Short-term lease payable	34	12	—
Income taxes payable	82	(653)	410
Deferred revenue	1,658	631	3,139

Change in current assets and liabilities, net	$(54)	$(6,576)	$(8,252)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$79	$2,194	$743
See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2017	$118	$401	$181,395	$93,605	$(478)	$(138,927)	$136,114	$305	$136,419
Issuance of Common Stock under employee stock plans		7	8,649				8,656		8,656
Stock-based compensation expense			3,396				3,396		3,396
Cumulative effect of adoption of new accounting principle (Topic 606)				3,670			3,670		3,670
Other		(6)	17				11		11
Components of comprehensive income, net of ta x
Net income				31,725			31,725	121	31,846
Other comprehensive income					84		84	8	92

Total comprehensive income							31,809	129	31,938

Balance on December 31, 2018	118	402	193,457	129,000	(394)	(138,927)	183,656	434	184,090
Issuance of Common Stock under employee stock plans		3	4,739				4,742		4,742
Stock-based compensation expense			3,036				3,036		3,036
Noncontrolling interest dividend paid							—	(139)	(139)
Other			19				19		19
Components of comprehensive income, net of tax
Net income				14,098			14,098	11	14,109
Other comprehensive income					11		11	2	13

Total comprehensive income							14,109	13	14,122

Balance on December 31, 2019	118	405	201,251	143,098	(383)	(138,927)	205,562	308	205,870
Issuance of Common Stock under employee stock plans		10	11,575				11,585		11,585
Issuance of Common Stock in public offering, net (See Note 1 0 )		18	109,663				109,681		109,681
Stock-based compensation expense			5,883				5,883		5,883
Other			20				20		20
Components of comprehensive income, net of tax
Net income				17,910			17,910	12	17,922
Other comprehensive income					179		179	15	194

Total comprehensive income							18,089	27	18,116

Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155

See accompanying notes.

4
7

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  DESCRIPTION OF BUSINESS
Vicor Corporation (the “Company” or “Vicor”) designs, develops, manufactures, and markets modular power components and power systems for converting electrical power. The Company also licenses certain rights to its technology in return for recurring royalties. The principal markets for the Company’s power converters and systems are large original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and their contract manufacturers, and smaller, lower volume users, which are broadly distributed across several major market areas
.
2.  SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions relate to the useful lives of fixed assets and identified intangible assets, recoverability of long-lived assets, fair value of short-term and long-term investments, allowances for doubtful accounts, potential excess, obsolete or unmarketable inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments, and other reserves. Actual results could differ from those based on these estimates and assumptions, and such differences may be material to the financial statements.
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
Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency gains (losses) included in other income (expense), net, were approximately $181,000, $(108,000), and $
(
260,000) in 2020, 2019, and 2018, respectively.
Investments
The Company’s principal sources of liquidity are its existing balances of cash and cash equivalents and short-term investments, as well as cash generated from operations. Consistent with the guidelines of the Company’s investment policy, the Company can invest, and has historically invested, its cash balances in demand deposit accounts, money market funds, government debt securities, and auction rate securities meeting certain quality criteria.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition. Cash and cash equivalents include funds held in disbursement (i.e., checking) and money market accounts, certificates of deposit, and debt securities with maturities of less than three months at the time of purchase. Cash and cash equivalents are valued at cost, approximating market value. The Company’s money market securities are purchased and redeemed at par value. Their estimated fair value is equal to their cost, and, due to the nature of the securities and their classification as cash equivalents, there are no unrealized gains or losses recorded at the balance sheet dates.

Short-term Investments
The Company’s short-term investments, consisting of obligations of the U.S. Treasury, are debt securities with original maturities greater than three months but less than one year the time of purchase.
Long-term Investment
The Company’s long-term investment is an auction rate debt security with a maturity of greater than one year and is subject to credit, liquidity, market, and interest rate risk.
Available-For-Sale
Securities
Certain of the cash and cash equivalents, all of the short-term investments and the long-term investment are classified as available-for-sale
securities (“AFS”). These securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the Consolidated Statement of Operations and unrealized gains and losses, net of tax, attributable to other non-credit
factors recorded in “Accumulated other comprehensive loss,” a component of Total Equity. Given the nature of the cash and cash equivalents and the short-term investments designated as AFS, credit losses are not considered to be material. In determining the amount of credit loss for the long-term investment, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings, among other factors.
The Company periodically evaluates the long-term investment to determine if impairment is required, whether an impairment is other than temporary, and the measurement of an impairment loss. The Company considers a variety of impairment indicators such as, but not limited to, a significant deterioration in the earnings performance, credit rating, or asset quality of the investment.
The amortized cost of the debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in “Other income (expense), net” in the Consolidated Statements of Operations.

4
9

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

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturities of these financial instruments.
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
Inventory estimated to be excess, obsolete, or unmarketable is written down to net realizable value. The Company’s estimation process for assessing net realizable value is based upon management’s estimate of expected future utility which is derived based on backlog, historical consumption and expected market conditions. If the Company’s estimated demand and/or market expectations were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.
Concentrations of risk
Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and short-term investments, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents, short-term investments and certain other financial instruments with high credit

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2020 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2020, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.
The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. See Note 19,
Segment Information
, for a discussion of a change to segment reporting in the second quarter of 2019. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure The Company also targets applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base.

As of December
31
,
2020
and
2019
,
one
customer accounted for approximately
24.1
% and
14.3
%, respectively, of trade account receivables.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Product warranties
The Company generally offers a
two-year
warranty for all of its products, though it has extended the warranty period to three years for certain military grade products. The Company is party to a limited number of supply agreements with certain customers contractually committing the Company to warranty and indemnification requirements exceeding those to which the Company has been exposed in the past. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors influencing the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
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
The Company’s primary source of net revenue comes from the sale of products, which are modular power components and power systems for converting, regulating and controlling electric current. The principal customers for the Company’s power converters and systems are large OEMs, ODMs and the original design manufacturers and contract manufacturers serving them, and smaller, lower volume users, which are broadly distributed across several major market areas. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customer, including sales to stocking distributors, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract. The Company establishes sales allowances on shipments to stocking distributors for estimated future product returns including distributor returns and price adjustment credits, primarily based upon historical and anticipated rates of product returns and allowances.
Certain contracts with customers contain multiple performance obligations, which typically may include a combination of non-recurring
engineering services (“NRE”), prototype units, and production units. For these contracts, the individual performance obligations are accounted for separately if they are distinct. Generally, the Company has determined the NRE and prototype units represent one distinct performance obligation and the

VICOR CORPORATION
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

production units represent a separate distinct performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price, based on prices charged to customers or using the expected cost plus a margin approach. The Company delays revenue recognition for NRE and prototype units until the point in time at which the final milestone under the NRE arrangement is completed and control is transferred to the customer, which is generally the shipment or delivery of the prototype. Revenue for production units is recognized upon shipment or delivery, consistent with product revenue summarized above
.
The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are based upon a percentage of the licensee’s sales. The Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied.
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
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2020 and 2019, the Company recognized revenue of approximately $3,550,000 and $76,000, respectively, that was included in deferred revenue at the beginning of the respective period.
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
Advertising expense
The cost of advertising is expensed as incurred. The Company incurred approximately $2,637,000, $2,749,000, and $2,610,000 in advertising costs during 2020, 2019, and 2018, respectively.
Legal Costs
Legal costs in connection with litigation are expensed as incurred.
Stock-based compensation
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2020	2019	2018
Numerator:
Net income attributable to Vicor Corporation	$17,910	$14,098	$31,725

Denominator:
Denominator for basic net income per share-weighted average shares (1)	42,186	40,330	39,872
Effect of dilutive securities:
Employee stock options (2)	1,683	1,347	857

Denominator for diluted net income per share-adjusted weighted-average shares and assumed conversions (3)	43,869	41,677	40,729

Basic net income per share	$0.42	$0.35	$0.80

Diluted net income per share	$0.41	$0.34	$0.78

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)
Options to purchase 181,196, 164,367 and 67,247 shares of Common Stock in 2020, 2019, and 2018, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

Comprehensive income (loss)
The components of comprehensive income (loss) include, in addition to consolidated net income (loss), unrealized gains and losses on investments, net of tax and foreign currency translation adjustments related to VJCL, net of tax.
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
Other new pronouncements issued but not effective until after December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVENTORIES
Inventories as of December 31 were as follows (in thousands):

	2020	2019
Raw materials	$42,556	$35,901
Work-in-process	7,424	5,184
Finished goods	7,289	8,102

	$57,269	$49,187

4.   SHORT-TERM AND LONG-TERM INVESTMENTS
As of December 31, 2020 the Company held $50,166,000
of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year the time of purchase.
As of December 31, 2020 and 2019, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2020, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2020.

Details of our investments are as follows (in thousands):

	December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$69,493	$—	$—
U.S. Treasury Obligations	19,998	50,166	—
Failed Auction Security	—	—	2,517

Total	89,491	50,166	2,517
Other measurement basis:
Cash on hand	72,251	—	—

Total	$161,742	$50,166	$2,517

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$9,630	$—	$—
Failed Auction Security	—	—	2,510

Total	9,630	—	2,510

Other measurement basis:
Cash on hand	75,038	—	—

Total	$84,668	$—	$2,510

The following is a summary of the
available-for-sale
securities (in thousands):

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$70,172	$—	$8	$70,164
Failed Auction Security	3,000	—	483	2,517

December 31, 2019
Failed Auction Security	$3,000	$—	$490	$2,510

As of December 31, 2020 and 2019, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the
available-for-sale
securities on December 31, 2020,
by type and contractual maturities, are shown below (in thousands):

U.S. Treasury Obligations:
	Cost	Estimated Fair Value
Maturities greater than three months but less than one year	$50,174	$50,166
Maturities less than three months	19,998	19,998

	$70,172	$70,164

Failed Auction Security:
	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,517

Based on the fair value measurements described in Note 5, the fair value of the Failed Auction Security on December 31, 2020, with a par value of $3,000,000, was estimated by the Company to be approximately $2,517,000. The gross unrealized loss of $483,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $33,000 and an aggregate temporary impairment of $450,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors (see Note 5).
The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security held by the Company for the years ended December 31 (in thousands):

	2020	2019	2018
Balance at the beginning of the period	$37	$41	$48
Reductions in the amount related to credit gain for which other-than-temporary impairment was not previously recognized	(4)	(4)	(7)

Balance at the end of the period	$33	$37	$41

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
Based on the Company’s ability to access cash and cash equivalents, its short-term investments, and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Security held will affect the Company’s ability to execute its current operating plan.
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

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2020 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2020
Cash equivalents:
Money market funds	$69,493	$—	$—	$69,493
U.S. Treasury Obligations	19,998	—	—	19,998
Short-term investments:
U.S. Treasury Obligations	50,166	—	—	50,166
Long-term investments:
Failed Auction Security	—	—	2,517	2,517
Liabilities:
Contingent consideration obligations	—	—	(227)	(227)

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
As of December 31, 2020, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of December 31, 2020. The major assumptions used in preparing the DCF model included: estimates for the amount and timing of future interest and principal payments based on default probability assumptions used to measure the credit loss of 1.0%; the rate of return required by investors to own this type of security in the current environment, which we estimate to be 5.0% above the risk free rate of return; and
an estimated time frame of
three
to
five years
for successful auctions for this type of security to occur. In making these assumptions, management considered relevant factors including: the formula applicable to each security defining the interest rate paid to investors in the event of a failed auction (the “Penalty Rate”); forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means; and publicly available pricing data for recently issued student loan asset-backed securities not subject to auctions. In developing its estimate of the rate of return required by investors to own these securities, management compared the Penalty Rate of the Failed Auction Security with yields of actively traded long-term bonds with similar characteristics and, reflecting the limited liquidity for auction rate securities and the discounts to par value seen in recent tender offers by issuers and arm’s length market transactions between informed buyers and sellers, estimated the implied yield (i.e., the discount to par value) necessary to complete a sale of the Failed Auction Security. Management has calculated an increase or decrease in the liquidity risk premium of
5.0
% referenced above of
1.0
% (i.e., 100 basis points) as used in the model, would decrease or increase, respectively, the fair value of the Failed Auction Security by approximately $
100,000
.
The significant unobservable inputs used in the fair value measurement of the Company’s Failed Auction Security are the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium, and the recovery rate in default. Significant increases (decreases) in any of those inputs in isolation would result in changes in fair value measurement. Significant increases (decreases) in the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, and the recovery rate in default would result in a higher (lower) fair value measurement, while increases (decreases) in the

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cumulative probability of default and the liquidity risk premium would result in a (lower) higher fair value measurement.
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
Quantitative information about Level 3 fair value measurements as of December 31, 2020 are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,517	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.14%
			Cumulative probability of principal return prior to maturity	93.62%
			Cumulative probability of default	6.23%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2020 was as follows (in thousands):

Balance at the beginning of the period	$2,510
Credit gain on available-for-sale security included in Other income (expense), net	4
Gain included in Other comprehensive income	3

Balance at the end of the period	$2,517

The Company has classified its contingent consideration obligations as Level 3 because the fair value for this liability was determined using unobservable inputs. The liability is based on estimated sales of legacy products over the period of royalty payments at the royalty rate (see Note 9), discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the year ended December 31, 2020 was as follows (in thousands):

Balance at the beginning of the period	$451
Payments	(224)

Balance at the end of the period	$227

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
Property, plant and equipment as of December 31 were as follows (in thousands):

	2020	2019
Land	$3,600	$3,600
Buildings and improvements	45,905	45,791
Machinery and equipment	233,635	220,405
Furniture and fixtures	8,429	8,231
Construction in-progress and deposits	17,987	4,362

	309,556	282,389
Accumulated depreciation and amortization	(239,162)	(229,698)
Right of use asset — net	4,449	4,261

Net balance	$74,843	$56,952

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $10,950,000, $10,226,000, and $9,135,000
,
respectively. As of December 31, 2020, the Company had approximately $13,141,000 of capital expenditure commitments.
7.  INTANGIBLE ASSETS
Patent costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, as of December 31 were as follows (in thousands):

	2020	2019
Patent costs	$1,859	$1,992
Accumulated amortization	(1,434)	(1,483)

	$425	$509

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.
Amortization expense was approximately $106,000, $108,000 and $119,000 in 2020, 2019 and 2018, respectively. The estimated future amortization expense from patent assets held as of December 31, 2020, is projected to be $96,000, $64,000, $54,000, $46,000 and $33,000, in fiscal years 2021, 2022, 2023, 2024, and 2025, respectively.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  PRODUCT WARRANTIES
Product warranty activity for the years ended December 31 was as follows (in thousands):

	2020	2019	2018
Balance at the beginning of the period	$372	$268	$290
Accruals for warranties for products sold in the period	366	250	173
Fulfillment of warranty obligations	(398)	(140)	(117)
Revisions of estimated obligations	(32)	(6)	(78)

Balance at the end of the period	$308	$372	$268

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
The amount was included in selling, general, and administrative expenses.
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
basis.

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2020, 2019, and 2018. On December 31, 2020, the Company had approximately $8,541,000 available for share repurchases under the November 2000 Plan.
In June 2020, the Company completed an underwritten public offering of its Common Stock, resulting in the issuance of a total of 1,769,231 shares of registered Common Stock and net proceeds of approximately $109,714,000, after deduction of underwriting discounts and offering expenses. The Company intends to use the net proceeds from the offering to expand its manufacturing facilities and for other general corporate purposes.
Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 31, 2020, 2019, and 2018, there were 21,852,334, 20,895,747, and 21,233,659, respectively, shares of Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, upon conversion of Class B Common Stock and under the ESPP.
11.  REVENUES
Revenue from the sale of Advanced Products represents the sum of third-party sales of the products sold under the Advanced Products line, which were sold under the former Picor and VI Chip operating segments during periods prior to the second quarter of 2019. Revenue from the sale of Brick Products represents the sum of third-party sales of the products sold under the Brick Products line, which were previously sold under the former Brick Business Unit operating segment, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries. See Note 19,
Segment Information
, for a discussion of changes to the Company’s segment reporting.

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Twelve Months Ended December 31, 2020
	Brick Products	Advanced Products	Total
United States	$80,065	$25,493	$105,558
Europe	23,491	6,641	30,132
Asia Pacific	83,985	73,899	157,884
All other	2,715	287	3,002

	$190,256	$106,320	$296,576

	Twelve Months Ended December 31, 2019
	Brick Products	Advanced Products	Total
United States	$98,822	$22,806	$121,628
Europe	22,172	5,090	27,262
Asia Pacific	62,720	46,107	108,827
All other	4,182	1,078	5,260

	$187,896	$75,081	$262,977

	Twelve Months Ended December 31, 2018
	Brick Products	Advanced Products	Total
United States	$77,995	$32,784	$110,779
Europe	23,484	4,205	27,689
Asia Pacific	80,097	66,981	147,078
All other	5,128	546	5,674

	$186,704	$104,516	$291,220

6
3

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Twelve Months Ended December 31, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$160,004	$91,405	$251,409
Stocking distributors, net of sales allowances	29,411	8,510	37,921
Non-recurring engineering	841	6,181	7,022
Royalties	—	152	152
Other	—	72	72

	$190,256	$106,320	$296,576

	Twelve Months Ended December 31, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$159,135	$63,567	$222,702
Stocking distributors, net of sales allowances	27,797	9,802	37,599
Non-recurring engineering	843	1,614	2,457
Royalties	121	24	145
Other	—	74	74

	$187,896	$75,081	$262,977

	Twelve Months Ended December 31, 2018
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$163,206	$91,579	$254,785
Stocking distributors, net of sales allowances	22,362	9,370	31,732
Non-recurring engineering	1,066	3,356	4,422
Royalties	70	140	210
Other	—	71	71

	$186,704	$104,516	$291,220

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2020	December 31, 2019	Change
Accounts receivable	$40,999	$38,115	$2,884
Short-term deferred revenue and customer prepayments	(7,309)	(5,507)	(1,802)
Long-term deferred revenue	(733)	(1,054)	321
Deferred expenses	1,650	1,897	(247)
Sales allowances	(597)	(741)	144
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $6,723,000 in December 2020 compared to December 2019.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred expenses are included in Other current assets, in the accompanying Consolidated Balance Sheets.
Net revenues from unaffiliated customers by geographic region, based on the location of the customer, for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
United States	$105,558	$121,628	$110,779
Europe	30,132	27,262	27,689
Asia Pacific	157,884	108,827	147,078
All other	3,002	5,260	5,674

	$296,576	$262,977	$291,220

During 2020, 2019, and 2018, one customer accounted for approximately 18.5%, 12.7%, and 13.4% of net revenues, respectively, which included net revenues from both business product lines in each of the three years.
Net revenues from customers in China (including Hong Kong), the Company’s largest international market, accounted for approximately 31.4% of total net revenues in 2020, 22.1% in 2019 and 37.4% in 2018, respectively.
12.  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
All time-based (i.e.,
non-performance-based)
options for the purchase of Vicor common stock are granted at an exercise price equal to or greater than the market price for Vicor Common Stock at the date of the grant. All time-based (i.e., non-performance-based)
options for the purchase of VI Chip Common Stock and Picor Common Stock prior to the mergers and assumptions of the 2007 VI Chip Plan and of the 2001 Picor Plan, respectively, had been granted at an exercise price equal to or greater than the estimated fair market value of the respective share price, based on valuation methodologies consistent with U.S. GAAP and the requirements of Section 409A of the Internal Revenue Code, as amended (the “Code”).

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2020	2019	2018
Cost of revenues	$934	$342	$237
Selling, general and administrative	3,164	1,979	2,517
Research and development	1,785	715	642

Total stock-based compensation	$5,883	$3,036	$3,396

The increase in stock option compensation expense in 2020 compared to 2019, was primarily due to an increase in the number of stock options granted and to the acceleration of recognition of compensation expense on stock options granted to retirement eligible employees, both associated with stock option awards in June 2020.
Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2020	2019	2018
Stock options	$4,982	$2,072	$2,649
ESPP	901	964	747

Total stock-based compensation	$5,883	$3,036	$3,396

6
6

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for
non-performance-based
stock options awarded under the 2000 Plan for the years shown below was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019	2018
Risk-free interest rate	0.5%	1.8%	2.9%
Expected dividend yield	—	—	—
Expected volatility	48%	42%	44%
Expected lives (years)	6.1	6.3	6.4
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
Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 5.25%
in 2020, 2019, and 2018, estimating approximately 85% of its options will actually vest in those three years.

6
7

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vicor Stock Options
A summary of the activity under the 2000 Plan as of December 31, 2020 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2019	2,687,896	$10.81
Granted	354,075	$68.34
Forfeited and expired	(69,987)	$23.77
Exercised	(948,507)	$9.62

Outstanding on December 31, 2020	2,023,477	$20.98	4.87	$144,153

Exercisable on December 31, 2020	924,964	$9.05	3.41	$76,932

Vested or expected to vest as of December 31, 2020(1)	1,947,127	$20.22	4.79	$140,186

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2019 and 2018 the Company had options exercisable for 1,475,947 and 888,257 shares respectively, for which the weighted average exercise prices were $8.74 and $8.93, respectively.
During the years ended December 31, 2020, 2019, and 2018, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $50,410,000, $6,636,000, and $22,938,000, respectively. The total amount of cash received by the Company from options exercised in 2020, 2019, and 2018, was $9,127,000, $2,437,000, and $6,782,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was approximately $10,847,000, $1,657,000, and $2,921,000, respectively.
As of December 31, 2020, there was approximately $9,758,000 of total unrecognized compensation cost related to unvested non-performance
based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.6 years for those awards. The expense will be recognized as follows: $4,656,000 in 2021, $2,741,000 in 2022, $1,396,000 in 2023, $682,000 in 2024, and $283,000 in 2025.
The weighted-average fair value of Vicor options granted was $30.63, $14.30, and $17.46, in 2020, 2019, and 2018, respectively.
401(k) Plan
The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax
salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 3% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $1,031,000, $1,001,000, and $976,000 in 2020, 2019, and 2018, respectively.

6
8

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Bonus Plan
Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2020, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.
13.  LEASES
Substantially all of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over six years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease, used for calculating the associated lease liabilities. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provision for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its facility located in Sunnyvale, California, with a third party. The lessee under this lease has one option to renew the lease for a term of five years.
As of December 31, 2020, the balance of ROU assets was approximately $4,449,000, and the balances of short-term and long-term lease liabilities were approximately $1,629,000 and $2,968,000, respectively. For the year ended December 31, 2020, the Company recorded operating lease cost, including short-term lease cost, of approximately $1,943,000 ($1,870,000 in 2019). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.
The maturities of the Company’s lease liabilities are as follows (in thousands):

2021	$1,740
2022	1,316
2023	883
2024	663
2025	317

Total lease payments	$4,919
Less: Imputed interest	322

Present value of lease liabilities	$4,597

As of December 31, 2020, the weighted-average remaining lease term was 3.4 years and the weighted-average discount rate was 3.00% for the Company’s operating leases. The Company developed the discount rates used based on a London Interbank Offered Rate (“LIBOR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.375%.
For the years ended December 31, 2020 and December 31, 2019, the Company paid approximately

$
1,930,000
and $1,857,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The Company obtained approximately

$
2,029,000
and $1,761,000 in ROU assets in exchange for $1,935,000 and $1,758,000 of new operating lease liabilities for the years ended December 31, 2020 and December 31, 2019, respectively.

6
9

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2021	$901
2022	928
2023	955
2024	402

Total lease payments to be received	$3,186

The Company recorded net lease income under this lease of approximately

$
792,000
for each of the years ended December
31
,
2020
,
2019
and
2018
.
14.  SEVERANCE AND OTHER CHARGES
In May 2018, the Company’s management authorized the closure of its Granite Power Technologies, Inc. (“GPT”) subsidiary, which was part of the former Brick Business Unit (“BBU”) segment, by the end of 2018. The closure was completed in December 2018. GPT, located in Manchester, N.H., was one of three Vicor Custom Power (“VCP”) entities. Certain of GPT’s products continue to be manufactured and sold by the two remaining VCP entities. As a result, the Company recorded a pre-tax
charge

of $
350,000
in
the second quarter of 2018, for the cost of severance and other employee-related costs involving cash payments based on each employee’s respective length of service. This was recorded as “Severance and other charges” in the Consolidated Statement of Operations. Adjustments to reduce the charge were due to certain GPT employees accepting positions with Vicor, and for severance payments made to employees who had left GPT after the authorization of the closure. Adjustments to increase the charge, were due to an early termination fee under GPT’s lease and for freight costs to transport GPT inventory and fixed assets to the two remaining VCP entities. The adjustments were recorded in the third and fourth quarters of 2018 for a total expense of $
402
,000 in 2018, as reported in the Consolidated Statement of Operations.
15.  OTHER INCOME (EXPENSE), NET
The major changes in the components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Rental income, net	$792	$792	$792
Foreign currency gains (losses), net	181	(108)	(260)
Interest income	95	300	257
Gain on disposal of equipment	13	38	57
Credit gains on available-for-sale securities	4	4	7
Other	8	40	21

	$1,093	$1,066	$874

16.  INCOME TAXES
The tax provision includes estimated federal, state and foreign income taxes on the Company’s pre-tax
income. The tax provisions also may include discrete items, generally related to increases or decreases in tax reserves, tax provision vs. tax return differences and accrued interest for potential liabilities.
7
0

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The reconciliation of the federal statutory rate on the income (loss) before income taxes to the effective income tax rate for the years ended December 31 is as follows:

	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.5)	(8.1)	3.6
Increase (decrease) in valuation allowance	41.2	2.2	(9.1)
Permanent items	(48.7)	(3.9)	(5.9)
Tax credits	(11.2)	(15.6)	(5.5)
Provision vs. tax return differences	0.7	9.0	(1.7)
Foreign rate differential and deferred items	0.1	0.6	0.7
Change in tax reserves	—	—	0.1
Other	0.3	—	0.1

	2.9%	5.2%	3.3%

In 2020, the Company was in a taxable loss position which generated a net operating loss carryforward, primarily due to tax deductions on 2020 exercises of stock-based compensation of approximately $49,500,000.
In 2019, the Company utilized net operating loss carryforwards and tax credits to offset federal income tax expense.
In 2018, the Company utilized net operating loss carryforwards to offset federal income tax expense.
For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2020	2019	2018
Domestic	$17,688	$13,493	$31,455
Foreign	773	1,394	1,478

	$18,461	$14,887	$32,933

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$215	$—	$—
State	93	268	231
Foreign	252	450	911

	560	718	1,142
Deferred:
Foreign	(21)	60	(55)

	(21)	60	(55)

	$539	$778	$1,087

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the deferral of U.S. income tax on accumulated foreign earnings by imposing a one-time
mandatory transition tax on such earnings. As a result, a provisional amount of approximately $122,000 was recorded in 2017 as additional tax expense related to approximately $813,000 of untaxed accumulated unremitted foreign earnings. As noted above, the additional tax of $122,000 was fully offset by existing net operating losses in the U.S. Effective for the Company’s 2018 tax year, foreign earnings were taxed in the U.S. under GILTI and FDII provisions of the Tax Act. As of December 31, 2020 and 2019, unremitted foreign earnings, which were not significant, were permanently re-invested
in the Company’s foreign subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.
Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Research and development tax credit carryforwards	$29,046	$27,607
Net operating loss carryforwards	5,923	328
Inventory reserves	2,282	1,522
Investment tax credit carryforwards	1,927	2,102
Stock-based compensation	1,796	1,587
Vacation accrual	1,349	1,280
UNICAP	1,336	351
Accrued payroll tax deferral	764	—
Lease liabilities	518	679
Other	1,197	1,708

Total deferred tax assets	46,138	37,164
Less: Valuation allowance for deferred tax assets	(37,856)	(30,363)

Net deferred tax assets	8,282	6,801
Deferred tax liabilities:
Depreciation	(6,809)	(5,296)
Prepaid expenses	(616)	(552)
ROU assets	(490)	(653)
Other	(141)	(95)

Total deferred tax liabilities	(8,056)	(6,596)

Net deferred tax assets (liabilities)	$226	$205

As of December 31, 2020, the Company has a valuation allowance of ap proximately $37,856,000
against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results, as a result of increases in bookings, caused the Company to be in a cumulative income position as of December 31, 2020, the Company faces uncertainties in forecasting its operating results due to the continued impact of the COVID-19 pandemic on the Company’s supply chain, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

several years. As a result, management has concluded, at this time, is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2020. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, including the impact of the
COVID-19
pandemic on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The state and federal research and development tax credit carryforwards of approximately $11,344,000 and $19,423,000, respectively, expire beginning in 2020 for state purposes and in 2025 for federal purposes. The Company has federal net operating loss carryforwards generated after 2017 of approximately $24,990,000, which have an indefinite carryforward period and certain state operating loss carryforwards of approximately $10,241,000, which expire beginning in 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance on January 1	$2,070	$1,462	$1,104
Additions based on tax positions related to the current year	244	571	245
(Reductions) additions for tax positions of prior years	(13)	43	120
Lapse of statute	(4)	(6)	(7)

Balance on December 31	$2,297	$2,070	$1,462

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2020, 2019, and 2018 of $2,297,000, $2,070,000, and $1,462,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2020, are expected to significantly change during the next twelve months.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $17,000, $7,000, and $7,000, respectively, in net interest expense. As of December 31, 2020 and 2019, the Company had accrued approximately $58,000 and $41,000, respectively, for the potential payment of interest.
The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2017 through 2019 and 2011 through 2019, respectively. In addition, the Company generated

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal research and development credits in tax years 2005 through 2015. These years may also be subject to examination when the credits are carried forward and utilized in future years.
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
In 2011, in response to the filing of the Texas Action, the Company initiated IPRx proceedings at the USPTO challenging the validity of all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows. Regarding the ‘190 patent IPRx, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid and remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On February 20, 2019, the PTAB issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor appealed that decision. On February 22, 2021, the Federal Circuit issued a decision in that appeal. In a
2-1
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents.
On August 30, 2017, the Federal Circuit issued rulings with regard to the IPRx proceedings for the ’021, ‘702 and ‘290 patents. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. SynQor has filed an appeal of that decision in the Federal Circuit. That appeal has been stayed pending resolution of the pending appeal regarding the ‘190 patent IPRx. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption
of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. On May 20, 2019, as permitted by USPTO rules, SynQor requested the USPTO to reopen prosecution of this proceeding to address the new rejections made by the PTAB. On September 28, 2020, the examiner issued a decision reaffirming the PTAB’s rejection of all of the claims of the ‘290 patent. The Company expects that SynQor will appeal this decision.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 31, 2017, the Company filed a request with the USPTO for ex parte reexamination (“EPRx”) of the asserted claims of the ‘702 patent, based on different prior art references than had been at issue in the previous IPRx of the ‘702 patent. On August 6, 2018, the Company filed a similar request with the USPTO for EPRx of the asserted claims of the ‘190 patent, based on different prior art references than had been at issue in the previous IPRx of the ‘190 patent. On December 18, 2020, the PTAB issued rulings upholding the validity of the asserted claims in the EPRx proceedings for both the ‘702 and ‘190 patents. Accordingly, both of those proceedings are now terminated.
On January 23, 2018, the
20-year
terms of the ‘190 patent, the ‘021 patent, the ‘702 patent and the ‘290 patent expired. As a consequence of these expirations, the Company cannot be liable under any of the SynQor patents for allegedly infringing activities occurring after that date. In addition, any amended claims that may issue as a result of any of the still-pending reexamination proceedings will have no effective term and cannot be the basis for any liability by the Company.
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
19.  SEGMENT INFORMATION
In the second quarter of 2019, management determined, with the approval of the Company’s Board of Directors and Chief Operating Decision Maker (“CODM”), Dr. Vinciarelli, the Company would report as one

7
5

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment, rather than under the three segment approach previously employed since 2007. The Company’s strategy had evolved with a transition in organizational focus, emphasizing investment in Advanced Products, targeting high growth market segments with a low-mix,
high-volume operational model, while maintaining a profitable business in mature market segments the Company serves with Brick Products with a high-mix,
low-volume
operational model. Dr. Vinciarelli and management began to make incremental changes in management practices and organizational structure based on a management plan established in 2018 for the definitive reconfiguration of the three business units into one business focused on the Advanced Products and Brick Products product line categorizations, including three significant changes: the merger of Picor with and into Vicor, which was completed on May 25, 2018; the reconfiguration of the Company’s internal reporting systems, which was completed on December 31, 2018; and the merger of VI Chip with and into Vicor, which was completed on June 28, 2019. Our CODM now determines the allocation of resources of the Company based upon the two product groupings, which constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. As such, the Company has conformed the segment reporting to the new reporting structure utilized by the CODM. Accordingly, three-segment information for prior periods has not been presented, to conform with the new presentation.

20.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The following table sets forth certain unaudited quarterly financial data for the years ended December 31 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
2020:
Net revenues	$63,401	$70,761	$78,112	$84,302	$296,576
Gross margin	27,331	30,318	33,347	40,451	131,447
Consolidated net (loss) income	(1,731)	2,672	5,786	11,195	17,922
Net income attributable to noncontrolling interest	4	5	1	2	12
Net (loss) income attributable to Vicor Corporation	(1,735)	2,667	5,785	11,193	17,910
Net (loss) income per share attributable to Vicor Corporation:
Basic	(0.04)	0.06	0.13	0.26	0.42
Diluted	(0.04)	0.06	0.13	0.25	0.41

	First	Second	Third	Fourth	Total
2019:
Net revenues	$65,725	$63,355	$70,772	$63,125	$262,977
Gross margin	31,086	29,117	33,002	29,761	122,966
Consolidated net income	4,306	2,556	5,932	1,315	14,109
Net income (loss) attributable to noncontrolling interest	20	(7)	(5)	3	11
Net income attributable to Vicor Corporation	4,286	2,563	5,937	1,312	14,098
Net income per share attributable to Vicor Corporation:
Basic	0.11	0.06	0.15	0.03	0.35
Diluted	0.10	0.06	0.14	0.03	0.34

7
6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2020, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in
Internal Control
 — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

7
7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Vicor Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Vicor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021
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
(d) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2021 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2021 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2021 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2021 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2021 annual meeting of stockholders.
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

(b)
 Exhibits

Exhibits	Description of Document
3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (16)
21.1	Subsidiaries of the Company (16)
23.1	Consent of KPMG LLP (16)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (16)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (16)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
101.INS**	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.
**	Filed with this Annual Report on Form 10-K for the year ended December 31, 2020 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated

Balance Sheets for the years ended December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 0-18277), and incorporated herein by reference. (P)
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.
(4)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 (File No. 0-18277) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 (File No. 0-18277) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 0-18277) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 0-18277) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 (File No. 0-18277) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 (File No. 0-18277) incorporated herein by reference.
(11)	Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(12)	Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(13)	Filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2018 (File No. 000-18277), and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (No. 333-232864), and incorporated herein by reference.
(16)	Filed herewith.
ITEM 16. FORM
10-K
SUMMARY
None.

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018

Description	Balance at Beginning of Period	Charge (Recovery)to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2020	$59,000	$23,000	$—	$82,000
December 31, 2019	224,000	(144,000)	(21,000)	59,000
December 31, 2018	159,000	65,000	—	224,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James A. Simms
James A. Simms
Vice President, Chief Financial Officer
Date: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2021

/s/ James A. Simms James A. Simms	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021

/s/ Estia J. Eichten Estia J. Eichten	Director	March 1, 2021

/s/ Michael S. McNamara Michael S. McNamara	Director	March 1, 2021

/s/ Samuel J. Anderson Samuel J. Anderson	Director	March 1, 2021

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 1, 2021

/s/ Jason L. Carlson Jason L. Carlson	Director	March 1, 2021

/s/ Philip D. Davies Philip D. Davies	Director	March 1, 2021

/s/ Andrew T. D’Amico Andrew T. D’Amico	Director	March 1, 2021