Form 10-Q
period 2021-03-31
VICOR CORP
filed 2021-05-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
12b-2
of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 19, 2021 was:

Common Stock, $.01 par value	31,764,120
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$127,411	$161,742
Short-term investments	95,719	50,166
Accounts receivable, less allowance of $82 in 2021 and 2020	47,697	40,999
Inventories, net	54,256	57,269
Other current assets	6,954	6,756

Total current assets	332,037	316,932
Long-term deferred tax assets, net	224	226
Long-term investments, net	2,541	2,517
Property, plant and equipment, net	81,124	74,843
Other assets	1,695	1,721

Total assets	$417,621	$396,239

Liabilities and Equity
Current liabilities:
Accounts payable	$16,365	$14,121
Accrued compensation and benefits	14,485	14,094
Accrued expenses	3,153	2,624
Short-term lease liabilities	1,571	1,629
Sales allowances	1,253	597
Income taxes payable	43	139
Short-term deferred revenue and customer prepayments	6,008	7,309

Total current liabilities	42,878	40,513
Long-term deferred revenue	653	733
Contingent consideration obligations	181	227
Long-term income taxes payable	648	643
Long-term lease liabilities	2,779	2,968

Total liabilities	47,139	45,084
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2021 and 2020	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,397,118 shares issued and 31,762,312 shares outstanding in 2021; 43,204,671 shares issued and 31,569,865 shares outstanding in 2020	435	433
Additional paid-in capital	333,011	328,392
Retained earnings	176,100	161,008
Accumulated other comprehensive loss	(573)	(204)
Treasury stock at cost: 11,634,806 shares in 2021 and 2020	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	370,164	350,820
Noncontrolling interest	318	335

Total equity	370,482	351,155

Total liabilities and equity	$417,621	$396,239

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$88,796	$63,401
Cost of revenues	44,096	36,070

Gross margin	44,700	27,331
Operating expenses:
Selling, general and administrative	16,954	16,369
Research and development	13,026	13,335

Total operating expenses	29,980	29,704

Income (loss) from operations	14,720	(2,373)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	24	47
Less: portion of gains recognized in other comprehensive income	(23)	(46)

Net credit gains recognized in earnings	1	1
Other income (expense), net	231	147

Total other income (expense), net	232	148

Income (loss) before income taxes	14,952	(2,225)
Benefit for income taxes	(143)	(494)

Consolidated net income (loss)	15,095	(1,731)
Less: Net income attributable to noncontrolling interest	3	4

Net income (loss) attributable to Vicor Corporation	$15,092	$(1,735)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.35	$(0.04)
Diluted	$0.34	$(0.04)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	43,455	40,635
Diluted	44,841	40,635
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net income (loss)	$15,095	$(1,731)
Foreign currency translation (losses) gains, net of tax (1)	(261)	46
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(128)	41

Other comprehensive (loss) income	(389)	87

Consolidated comprehensive income (loss)	14,706	(1,644)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(17)	8

Comprehensive income (loss) attributable to Vicor Corporation	$14,723	$(1,652)

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized (losses) gains on available-for-sale
securities are completely offset by a tax valuation allowance as of March 31, 2021 and 2020. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2021 and 2020.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Consolidated net income (loss)	$15,095	$(1,731)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,806	2,711
Stock-based compensation expense, net	1,571	710
Provision for doubtful accounts	—	43
Increase in long-term income taxes payable	5	4
Decrease in long-term deferred revenue	(80)	(80)
Deferred income taxes	2	(1)
Credit gain on available-for-sale securities	(1)	(1)
(Increase) decrease in other assets	(26)	75
Change in current assets and liabilities, net	(1,599)	(2,639)

Net cash provided by (used for) operating activities	17,773	(909)

Investing activities:
Purchases of short-term investments	(50,706)	—
Sales or maturities of short-term investments	5,000	—
Additions to property, plant and equipment	(9,264)	(2,999)

Net cash used for investing activities	(54,970)	(2,999)

Financing activities:
Proceeds from employee stock plans	3,050	2,061
Payment of contingent consideration obligations	(46)	(89)

Net cash provided by financing activities	3,004	1,972
Effect of foreign exchange rates on cash	(138)	19

Net decrease in cash and cash equivalents	(34,331)	(1,917)
Cash and cash equivalents at beginning of period	161,742	84,668

Cash and cash equivalents at end of period	$127,411	$82,751

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		2	3,048				3,050		3,050
Stock-based compensation expense			1,571				1,571		1,571
Components of comprehensive income, net of tax:
Net income				15,092			15,092	3	15,095
Other comprehensive loss					(369)		(369)	(20)	(389)

Total comprehensive income (loss)							14,723	(17)	14,706

Balance on March 31, 2021	$118	$435	$333,011	$176,100	$(573)	$(138,927)	$370,164	$318	$370,482

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2020
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		2	2,059				2,061		2,061
Stock-based compensation expense			710				710		710
Components of comprehensive income, net of tax:
Net loss				(1,735)			(1,735)	4	(1,731)
Other comprehensive income					83		83	4	87

Total comprehensive income (loss)							(1,652)	8	(1,644)

Balance on March 31, 2020	$118	$407	$204,020	$141,363	$(300)	$(138,927)	$206,681	$316	$206,997

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2021. The balance sheet at December 31, 2020 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 filed by the Company with the SEC on March 1, 2021 (“2020 Form
10-K”).
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
Inventories were as follows (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$39,924	$42,556
Work-in-process	9,271	7,424
Finished goods	5,061	7,289

	$54,256	$57,269

3.
Short-Term and Long-Term Investments
As of March 31, 2021, the Company held $95,719,000 of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of March 31, 2021 and December 31, 2020, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

Security is presently at risk of default. Through March 31, 2021, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2021.
Details of our investments are as follows (in thousands):

	March 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$43,728	$—	$—
U.S. Treasury Obligations	—	95,719	—
Failed Auction Security	—	—	2,541

Total	43,728	95,719	2,541

Other measurement basis:
Cash on hand	83,683	—	—

Total	$127,411	$95,719	$2,541

	December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$69,493	$—	$—
U.S. Treasury Obligations	19,998	50,166	—
Failed Auction Security	—	—	2,517

Total	89,491	50,166	2,517

Other measurement basis:
Cash on hand	72,251	—	—

Total	$161,742	$50,166	$2,517

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The following is a summary of the
available-for-sale
securities (in thousands):

March 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$95,716	$3	$—	$95,719
Failed Auction Security	3,000	—	459	2,541

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$70,172	$—	$8	$70,164
Failed Auction Security	3,000	—	483	2,517

As of March 31, 2021, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on March 31, 2021, by type and
contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
U.S. Treasury Obligations:

Maturities greater than three months but less than one year	$95,716	$95,719

	$95,716	$95,719

	Cost	Estimated Fair Value
Failed Auction Security:

Due in twenty to forty years	$3,000	$2,541

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on March 31, 2021, with a par value of $3,000,000, was estimated by the Company to be approximately $2,541,000. The gross unrealized loss of $459,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $32,000 and an aggregate temporary impairment of $427,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the three months ended March 31 (in thousands):

	2021	2020
Balance at the beginning of the period	$33	$37
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(1)	(1)

Balance at the end of the period	$32	$36

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
Based on the Company’s ability to access cash and cash equivalents, its short-term investments and its expected operating cash flows, management does not anticipate the current lack of liquidity associated with the Failed Auction Security held will affect the Company’s ability to execute its current operating plan.
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
Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2021
Cash equivalents:
Money market funds	$43,728	$—	$—	$43,728
Short-term investments:
U.S. Treasury Obligations	95,719	—	—	95,719
Long-term investment:
Failed Auction Security	—	—	2,541	2,541
Liabilities:
Contingent consideration obligations	—	—	(181)	(181)

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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
Long-term investment:
Failed Auction Security	—	—	2,517	2,517
Liabilities:
Contingent consideration obligations	—	—	(227)	(227)
As of March 31, 2021, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of March 31, 2021. The major assumptions used in preparing the DCF model were similar to those described in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2020 Form
10-K.
Quantitative information about Level 3 fair value measurements as of March 31, 2021 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Failed Auction Security	$2,541	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.14%
			Cumulative probability of principal return prior to maturity	93.95%
			Cumulative probability of default	5.91%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2021 was as follows (in thousands):

Balance at the beginning of the period	$2,517
Credit gain on available-for-sale security included in Other income (expense), net	1
Gain included in Other comprehensive income	23

Balance at the end of the period	$2,541

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value calculated for the liabilities valued on a recurring basis utilizing Level 3 inputs (i.e., the Contingent consideration obligations) for the three months ended March 31, 2021 was as follows (in thousands):

Balance at the beginning of the period	$227
Payments	(46)

Balance at the end of the period	$181

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

5.
Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2021
	Brick Products	Advanced Products	Total
United States	$18,583	$8,549	$27,132
Europe	8,196	995	9,191
Asia Pacific	27,328	24,653	51,981
All other	352	140	492

	$54,459	$34,337	$88,796

	Three Months Ended March 31, 2020
	Brick Products	Advanced Products	Total
United States	$25,970	$7,597	$33,567
Europe	4,568	879	5,447
Asia Pacific	13,656	9,376	23,032
All other	1,323	32	1,355

	$45,517	$17,884	$63,401

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$43,808	$29,057	$72,865
Stocking distributors, net of sales allowances	10,547	4,138	14,685
Non-recurring engineering	104	1,071	1,175
Royalties	—	53	53
Other	—	18	18

	$54,459	$34,337	$88,796

	Three Months Ended March 31, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$35,739	$14,767	$50,506
Stocking distributors, net of sales allowances	9,622	3,062	12,684
Non-recurring engineering	156	37	193
Other	—	18	18

	$45,517	$17,884	$63,401

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	March 31, 2021	December 31, 2020	Change
Accounts receivable	$47,697	$40,999	$6,698
Short-term deferred revenue and customer prepayments	(6,008)	(7,309)	1,301
Long-term deferred revenue	(653)	(733)	80
Deferred expenses	1,726	1,650	76
Sales allowances	(1,253)	(597)	(656)
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $5,308,000 in March 2021 compared to December 2020.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $671,000 and $36,000 for the three months ended March 31, 2021 and 2020, respectively, that was included in deferred revenue at the beginning of the
respective period.
6.
Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$228	$119
Selling, general and administrative	853	437
Research and development	490	154

Total stock-based compensation	$1,571	$710

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$1,331	$506
ESPP	240	204

Total stock-based compensation	$1,571	$710

The increase in stock option compensation expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to an increase in the number of stock options granted and higher stock-based compensation expense associated with June 2020 stock option awards.
7.
Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for the three months ended March 31, 2021 and 2020.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

8.
Income Taxes
The tax benefit is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.
The benefit for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Benefit for income taxes	$(143)	$(494)
Effective income tax rate	(1.0)%	(22.2)%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The benefit for income taxes for the three months ended March 31, 2021 and 2020 included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have sufficient net operating loss carryforwards.
As of March 31, 2021, the Company had a valuation allowance of approximately $37,856,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results, as a result of increases in bookings, caused the Company to be in a cumulative income position as of March 31, 2021, the Company faces uncertainties in forecasting its operating results due to the continued impact of the
COVID-19
pandemic on the Company’s supply chain, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets was still warranted as of March 31, 2021. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, including the impact of the
COVID-19
pandemic on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

9.
Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to Vicor Corporation	$15,092	$(1,735)

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,455	40,635
Effect of dilutive securities:
Employee stock options (2)	1,386	—

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,841	40,635

Basic net income (loss) per share	$0.35	$(0.04)

Diluted net income (loss) per share	$0.34	$(0.04)

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 40,339 and 2,615,335 shares of Common Stock for the three months ended March 31, 2021 and 2020, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.
Commitments and Contingencies
At March 31, 2021, the Company had approximately $11,457,000 of capital expenditure commitments, principally for manufacturing equipment. In addition to these commitments, the Company had, in the aggregate, approximately $38,000,000 of remaining budgeted capital expenditures in 2021 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

On May 23, 2016, after extensive discovery, the Texas Action was stayed by the court pending completion of certain inter partes reexamination (“IPRx”) proceedings at the United States Patent and Trademark Office (“USPTO”) (including any appeals from such proceedings to the Federal Circuit (as defined below)) concerning the SynQor patents, which are described below. That stay remains in force. On March 17, 2021, SynQor filed a motion to lift the stay in the Texas Action. The Company has opposed that motion, which remains pending.
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
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents. On April 7, 2021, the Company filed a petition for panel rehearing and rehearing en banc
of the Federal Circuit’s February 22, 2021 decision.
On August 30, 2017, the Federal Circuit issued rulings with regard to the IPRx proceedings for the ’021, ‘702 and ‘290 patents. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. SynQor has filed an appeal of that decision in the Federal Circuit. That appeal has been stayed pending resolution of the pending appeal regarding the ‘190 patent IPRx. With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption
of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. On May 20, 2019, as permitted by USPTO rules, SynQor requested the USPTO to reopen prosecution of this proceeding to address the new rejections made by the PTAB. On September 28, 2020, the examiner issued a decision reaffirming the PTAB’s rejection of all of the claims of the ‘290 patent. On March 18, 2021, SynQor appealed this decision to the PTAB, which appeal remains pending.
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
March 31, 2021
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
11.
Impact of Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance designed to simplify the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740, Income Taxes, and also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance was effective for the Company for its fiscal year beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance as of January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
Other new pronouncements issued but not effective until after March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus
“COVID-19,”
and our ability to effectively conduct business during the pandemic; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume
customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each
quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form
10-Q,
particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form
10-K,
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
March 31, 2021

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
March 31, 2021

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
Widespread uncertainty associated with the pandemic has contributed to reduced business activity worldwide. We experienced production constraints throughout 2020 that resulted in delays, inefficiencies, and higher costs, which, in the aggregate, had a detrimental influence on our financial results for the four quarters of 2020. While still present to a certain extent, these constraints had a reduced impact on our financial results for the first quarter of 2021. Given ongoing uncertainty, there is no assurance that our financial performance will not continue to be negatively influenced as a result of the pandemic.
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
As of the date of this report, while we have seen a small increase in cases again recently, cases are below the levels experienced in the December through January time frame, and absenteeism has declined since the December through January time frame. The productivity of our factory may be reduced if quarantine rates increase or if the number of employees diagnosed with
COVID-19
requires further implementation of restrictive health and safety measures, including factory closure. We continue to operate with three shifts in our factory, and, with few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.
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
March 31, 2021

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
Summary of First Quarter 2021 Financial Performance Compared to Fourth Quarter 2020 Financial Performance
The following summarizes our financial performance for the first quarter of 2021, compared to the fourth quarter of 2020:

•
Net revenues increased 5.3% to $88,796,000 for the first quarter of 2021, from $84,302,000 for the fourth quarter of 2020, as total bookings for the quarter increased 8.1% as compared to the fourth quarter of 2020, primarily due to a 17.5% increase in Brick Products bookings in the first quarter of 2021 compared to the fourth quarter of 2020. Advanced Products revenue rose 2.2% sequentially compared to the fourth quarter of 2020. This growth, though, was constrained by limited component availability due to global semiconductor supply allocation issues experienced during the quarter. Brick Products revenue rose 7.6% sequentially compared to the fourth quarter of 2020, reflecting a resumption of shipments to our European customers, after the pandemic-related trough of 2020, while shipments to Asian customers grew 18.5%.

•
Export sales represented approximately 69.4% of total net revenues in the first quarter of 2021 as compared to 63.9% in the fourth quarter of 2020. This increase reflects higher shipments for Advanced Products to both European and Asian customers.

•
Gross margin increased to $44,700,000 for the first quarter of 2021 from $40,451,000 for the fourth quarter of 2020, and gross margin, as a percentage of net revenues, increased to 50.3% for the first quarter of 2021 from 48.0% for the fourth quarter of 2020. Both the increase in gross margin dollars and gross margin percentage were primarily due to the increase in net revenues, improved efficiencies and cost variances, and lower tariff charges.

•
Backlog, which represents the total value of orders received for products for which shipment is scheduled within the next 12 months, was approximately $157,134,000 at the end of the first quarter of 2021, as compared to $147,550,000 at the end of the fourth quarter of 2020. The increase in backlog was primarily due to the increased bookings, discussed above.

•
Operating expenses for the first quarter of 2021 increased $1,134,000, or 3.9%, to $29,980,000 from $28,846,000 for the fourth quarter of 2020, due to increases in selling, general, and administrative expenses and research and development expenses of $827,000 and $307,000, respectively.

•	We reported net income for the first quarter of 2021 of $15,092,000, or $0.34 per diluted share, compared to net income of $11,193,000 or $0.25 per diluted share, for the fourth quarter of 2020.

•
For the first quarter of 2021, depreciation and amortization totaled $2,806,000, and capital additions totaled $9,264,000, as compared to depreciation and amortization of $2,881,000 and $11,816,000 of capital additions, for the fourth quarter of 2020.

•	Inventories decreased by approximately $3,013,000, or 5.3%, to $54,256,000 at March 31, 2021, compared to $57,269,000 at December 31, 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

Three Months Ended March
 31, 2021 Compared to Three Months Ended March
 31, 2020
Net revenues for the first quarter of 2021 were $88,796,000, an increase of $25,395,000, or 40.1%, as compared to $63,401,000 for the first quarter of 2020. Net revenues, by product line, for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

			Increase
	2021	2020	$	%
Brick Products	$54,459	$45,517	$8,942	19.6%
Advanced Products	34,337	17,884	16,453	92.0%

Total	$88,796	$63,401	$25,395	40.1%

Net revenues
from
Brick Products and Advanced Products increased 19.6%, and 92.0%, respectively, for the first quarter of 2021 as compared to the first quarter of 2020, primarily due to the recovery of Asian customers, notably in China, from the macroeconomic uncertainty of 2020 and the impact of the pandemic on shipments and bookings during the first quarter of 2020. The increases in net revenues for both product lines are also reflected in the bookings patterns of the first quarter of 2021. Total bookings for the first quarter of 2021 increased 41.2% from the first quarter of 2020, primarily due to an increase of Advanced Products and Brick Products bookings of 63.6% and 26.1%, respectively, for the first quarter of 2021 compared to the first quarter of 2020.
Gross margin for the first quarter of 2021 increased $17,369,000, or 63.6%, to $44,700,000, from $27,331,000 for the first quarter of 2020. Gross margin, as a percentage of net revenues, increased to 50.3% for the first quarter of 2021, compared to 43.1% for the first quarter of 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, improved efficiencies and cost variances, and lower tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

Selling, general, and administrative expenses were $16,954,000 for the first quarter of 2021, an increase of $585,000, or 3.6%, from $16,369,000 for the first quarter of 2020. Selling, general, and administrative expenses as a percentage of net revenues decreased to 19.1% for the first quarter of 2021 from 25.8% for the first quarter of 2020, primarily due to the overall increase in net revenues. The components of the $585,000 increase in selling, general and administrative expenses for the first quarter of 2021 from the first quarter of 2020 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,005	9.8	% (1)
Bank fees	79	68.3%
Facilities allocations	58	15.9%
Travel expense	(294)	(56.9	)% (2)
Legal fees	(322)	(35.3	)% (3)
Other, net	59	1.4%

	$585	3.6%

(1)	Increase primarily attributable to annual compensation adjustments in May 2020 and higher stock-based compensation expense associated with June 2020 stock option awards.
(2)	Decrease primarily attributable to reduced travel by our sales and marketing personnel, due to travel restrictions caused by the COVID-19 pandemic.
(3)	Decrease attributable to higher expense in the first quarter of 2020 primarily due to the December 2019 ransomware incident.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

Research and development expenses were $13,026,000 for the first quarter of 2021, a decrease of $309,000, or 2.3%, compared to $13,335,000 for the first quarter of 2020. As a percentage of net revenues, research and development expenses decreased to 14.7% for the first quarter of 2021 from 21.0% for the first quarter of 2020, primarily due to the overall increase in net revenues. The components of the $309,000 decrease in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$(675)	(26.5	)% (1)
Overhead absorption	(307)	(142.6	)% (2)
Facilities allocations	143	24.7	% (3)
Compensation	593	6.7	% (4)
Other, net	(63)	(4.1)%

	$(309)	(2.3)%

(1)	Decrease primarily attributable to lower prototype development costs for Advanced Products.
(2)	Decrease primarily attributable to a decrease in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
(3)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(4)	Increase primarily attributable to annual compensation adjustments in May 2020 and higher stock-based compensation expense associated with June 2020 stock option awards.
The significant components of “Other income (expense), net” for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2021	2020	Increase (decrease)
Rental income	$198	$198	$—
Interest income	193	53	140
Foreign currency losses, net	(163)	(121)	(42)
Other, net	4	18	(14)

	$232	$148	$84

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia have experienced more unfavorable foreign currency exchange rate fluctuations in the first quarter of 2021 compared to the first quarter of 2020. Interest income increased due to an increase in interest bearing investments in the first quarter of 2021 compared to the first quarter of 2020, due to the net proceeds of approximately $109.7 million from our underwritten public offering of our Common Stock completed in June 2020.
Income (loss) before income taxes was $14,952,000 for the first quarter of 2021, as compared to $(2,225,000) for the first quarter of 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

The benefit for income taxes and the effective income tax rates for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Benefit for income taxes	$(143)	$(494)
Effective income tax rate	(1.0)%	(22.2)%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The benefit for income taxes for the three months ended March 31, 2021 and 2020 included estimated foreign income taxes and estimated state taxes in jurisdictions in which the Company does not have sufficient net operating loss carryforwards.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the first quarter of 2021 of $15,092,000, or $0.34 per diluted share, compared to net loss of $(1,735,000), or $(0.04) per share, for the first quarter of 2020.
Liquidity and Capital Resources
As of March 31, 2021, we had $127,411,000 in cash and cash equivalents and $95,719,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 7.7:1 as of March 31, 2021 and 7.8:1 as of December 31, 2020. Working capital, defined as total current assets less total current liabilities, increased $12,740,000 to $289,159,000 as of March 31, 2021 from $276,419,000 as of December 31, 2020.
The changes in working capital from December 31, 2020 to March 31, 2021 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(34,331)
Short-term investments	45,553
Accounts receivable	6,698
Inventories, net	(3,013)
Other current assets	198
Accounts payable	(2,244)
Accrued compensation and benefits	(391)
Accrued expenses	(529)
Sales allowances	(656)
Short-term lease liabilities	58
Income taxes payable	96
Short-term deferred revenue and customer prepayments	1,301

$12,740

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2021

The primary sources of cash for the three months ended March 31, 2021 were $17,773,000 of cash generated through operating activities, $5,000,000 from the sale or maturities of short-term investments and $3,050,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2021 were $50,706,000 for the purchases of short-term investments and $9,264,000 for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2021. As of March 31, 2021, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of March 31, 2021, we had approximately $11,457,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash. In addition to these commitments, we had, in aggregate, approximately $38,000,000 of remaining budgeted capital expenditures in 2021 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, noted above, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
March 31, 2021

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2021, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive (loss) income”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2021.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Interim Principal Financial Officer (“IPFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2021). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and IPFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Accordingly, management, including the CEO and IPFO, recognizes our disclosure controls or our internal control over financial reporting may not prevent or detect all errors and all fraud. The design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the

Vicor Corporation
March 31, 2021

likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(b)	Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
March 31, 2021
Item 1 — Legal Proceedings
See Note 10.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on
Form10-K
for the year ended December 31, 2020.
Item 6 — Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware corporation, dated December 3, 1990 (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 (File No. 000-18277) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: May 3, 2021	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2021	By:	/s/ Richard J. Nagel, Jr.
Richard J. Nagel, Jr.
Vice President, Interim Principal Financial Officer (Principal Financial Officer)