Form 10-Q
period 2021-06-30
VICOR CORP
filed 2021-07-30
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 20, 2021 was:

Common Stock, $.01 par value	31,839,578
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$159,763	$161,742
Short-term investments	70,469	50,166
Accounts receivable, less allowance of $82 in 2021 and 2020	55,012	40,999
Inventories, net	57,129	57,269
Other current assets	6,657	6,756

Total current assets	349,030	316,932
Long-term deferred tax assets, net	221	226
Long-term investments, net	2,561	2,517
Property, plant and equipment, net	92,956	74,843
Other assets	1,608	1,721

Total assets	$446,376	$396,239

Liabilities and Equity
Current liabilities:
Accounts payable	$22,081	$14,121
Accrued compensation and benefits	15,794	14,094
Accrued expenses	3,618	2,624
Short-term lease liabilities	1,559	1,629
Sales allowances	1,919	597
Income taxes payable	890	139
Short-term deferred revenue and customer prepayments	3,916	7,309

Total current liabilities	49,777	40,513
Long-term deferred revenue	573	733
Contingent consideration obligations	46	227
Long-term income taxes payable	649	643
Long-term lease liabilities	2,439	2,968

Total liabilities	53,484	45,084
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2021 and 2020	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized
43,452,740 shares issued and 31,817,934 shares outstanding in 2021;
43,204,671 shares issued and 31,569,865 shares outstanding in 2020	436	433
Additional paid-in capital	336,278	328,392
Retained earnings	195,494	161,008
Accumulated other comprehensive loss	(813)	(204)
Treasury stock at cost: 11,634,806 shares in 2021 and 2020	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	392,586	350,820
Noncontrolling interest	306	335

Total equity	392,892	351,155

Total liabilities and equity	$446,376	$396,239

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements
of
Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$95,376	$70,761	$184,172	$134,162
Cost of revenues	45,505	40,443	89,601	76,513

Gross margin	49,871	30,318	94,571	57,649
Operating expenses:
Selling, general and administrative	16,589	15,455	33,543	31,824
Research and development	13,273	12,830	26,299	26,165

Total operating expenses	29,862	28,285	59,842	57,989

Income (loss) from operations	20,009	2,033	34,729	(340)
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	20	(2)	44	45
Less: portion of (gains) losses recognized in other comprehensive income	(19)	3	(42)	(43)

Net credit gains recognized in earnings	1	1	2	2
Other income (expense), net	372	232	603	379

Total other income (expense), net	373	233	605	381

Income before income taxes	20,382	2,266	35,334	41
Provision (benefit) for income taxes	999	(406)	856	(900)

Consolidated net income	19,383	2,672	34,478	941
Less: Net (loss) income attributable to noncontrolling interest	(11)	5	(8)	9

Net income attributable to Vicor Corporation	$19,394	$2,667	$34,486	$932

Net income per common share attributable to Vicor Corporation:
Basic	$0.45	$0.06	$0.79	$0.02
Diluted	$0.43	$0.06	$0.77	$0.02
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,553	41,643	43,504	41,140
Diluted	44,841	43,385	44,841	42,980

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income	$19,383	$2,672	$34,478	$941
Foreign currency translation (losses) gains, net of tax (1)	(10)	(15)	(271)	26
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(231)	(3)	(359)	43

Other comprehensive (loss) income	(241)	(18)	(630)	69

Consolidated comprehensive income	19,142	2,654	33,848	1,010
Less: Comprehensive (loss) income attributable to noncontrolling interest	(12)	3	(29)	11

Comprehensive income attributable to Vicor Corporation	$19,154	$2,651	$33,877	$999

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized (losses) gains on available-for-sale
securities are completely offset by a tax valuation allowance as of June 30, 2021 and 2020. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2021 and 2020.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Consolidated net income	$34,478	$941
Adjustments to reconcile consolidated net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,618	5,439
Stock-based compensation expense, net	3,138	2,646
Decrease in long-term deferred revenue	(160)	(160)
Loss (gain) on disposal of equipment	106	(6)
Decrease in contingent consideration obligations	(74)	—
Decrease in other assets	37	95
Increase in long-term income taxes payable	6	4
Deferred income taxes	5	17
Credit gain on available-for-sale securities	(2)	(2)
Provision for doubtful accounts	—	23
Change in current assets and liabilities, net	(13,037)	(5,233)

Net cash provided by operating activities	30,115	3,764

Investing activities:
Purchases of short-term investments	(50,706)	—
Sales or maturities of short-term investments	30,000	—
Additions to property, plant and equipment	(15,782)	(8,724)
Other	(106)	6

Net cash used for investing activities	(36,594)	(8,718)

Financing activities:
Proceeds from employee stock plans	4,751	7,385
Payment of contingent consideration obligations	(107)	(144)
Proceeds from public offering of Common Stock	—	109,732

Net cash provided by financing activities	4,644	116,973

Effect of foreign exchange rates on cash	(144)	17

Net (decrease) increase in cash and cash equivalents	(1,979)	112,036
Cash and cash equivalents at beginning of period	161,742	84,668

Cash and cash equivalents at end of period	$159,763	$196,704

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended June 30, 2021
Balance on March 31, 2021	$118	$435	$333,011	$176,100	$(573)	$(138,927)	$370,164	$318	$370,482
Issuance of Common Stock under employee stock plans		1	1,700				1,701		1,701
Stock-based compensation expense			1,567				1,567		1,567
Components of comprehensive income, net of tax:
Net income				19,394			19,394	(11)	19,383
Other comprehensive loss					(240)		(240)	(1)	(241)

Total comprehensive income (loss)							19,154	(12)	19,142

Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Six months ended June 30, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		3	4,748				4,751		4,751
Stock-based compensation expense			3,138				3,138		3,138
Components of comprehensive income, net of tax:
Net income				34,486			34,486	(8)	34,478
Other comprehensive loss					(609)		(609)	(21)	(630)

Total comprehensive income (loss)							33,877	(29)	33,848

Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended June 30, 2020
Balance on March 31, 2020	$118	$407	$204,020	$141,363	$(300)	$(138,927)	$206,681	$316	$206,997
Issuance of Common Stock under employee stock plans		6	5,318				5,324		5,324
Issuances of Common Stock in public offering		18	109,714				109,732		109,732
Stock-based compensation expense			1,936				1,936		1,936
Components of comprehensive income, net of tax:
Net income				2,667			2,667	5	2,672
Other comprehensive loss					(16)		(16)	(2)	(18)

Total comprehensive income							2,651	3	2,654

Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Six months ended June 30, 2020
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		8	7,377				7,385		7,385
Issuances of Common Stock in public offering		18	109,714				109,732		109,732
Stock-based compensation expense			2,646				2,646		2,646
Components of comprehensive income, net of tax:
Net income				932			932	9	941
Other comprehensive income					67		67	2	69

Total comprehensive income							999	11	1,010

Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2021. The balance sheet at December 31, 2020 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
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
Inventories were as follows (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$42,530	$42,556
Work-in-process	10,101	7,424
Finished goods	4,498	7,289

	$57,129	$57,269

3.	Short-Term and Long-Term Investments
As of June 30, 2021, the Company held $70,469,000 of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of June 30, 2021 and December 31, 2020, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Security is presently at risk of default. Through June 30, 2021, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2021.
Details of our investments are as follows (in thousands):

	June 30, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$68,978	$—	$—
U.S. Treasury Obligations	—	70,469	—
Failed Auction Security	—	—	2,561

Total	68,978	70,469	2,561

Other measurement basis:
Cash on hand	90,785	—	—

Total	$159,763	$70,469	$2,561

	December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$69,493	$—	$—
U.S. Treasury Obligations	19,998	50,166	—
Failed Auction Security	—	—	2,517

Total	89,491	50,166	2,517

Other measurement basis:
Cash on hand	72,251	—	—

Total	$161,742	$50,166	$2,517

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The following is a summary of the
available-for-sale
securities (in thousands):

June 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$70,470	$—	$1	$70,469
Failed Auction Security	3,000	—	439	2,561

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$70,172	$—	$8	$70,164
Failed Auction Security	3,000	—	483	2,517
As of June 30, 2021, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on June 30, 2021, by type and contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
U.S. Treasury Obligations:

Maturities greater than three months but less than one year	$70,470	$70,469

	$70,470	$70,469

	Cost	Estimated Fair Value
Failed Auction Security:

Due in twenty to forty years	$3,000	$2,561

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on June 30, 2021, with a par value of $3,000,000, was estimated by the Company to be approximately $2,561,000. The gross unrealized loss of $439,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $31,000 and an aggregate temporary impairment of $408,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the six months ended June 30 (in thousands):

	2021	2020
Balance at the beginning of the period	$33	$37
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(2)	(2)

Balance at the end of the period	$31	$35

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
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2021
Cash equivalents:
Money market funds	$68,978	$—	$—	$68,978
Short-term investments:
U.S. Treasury Obligations	70,469	—	—	70,469
Long-term investment:
Failed Auction Security	—	—	2,561	2,561
Liabilities:
Contingent consideration obligations	—	—	(46)	(46)

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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
As of June 30, 2021, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of June 30, 2021. The major assumptions used in preparing the DCF model were similar to those described in Note 5—Fair Value Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2020 Form
10-K.
Quantitative information about Level 3 fair value measurements as of June 30, 2021 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average

Failed Auction Security	$2,561	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.15%
			Cumulative probability of principal return prior to maturity	94.27%
			Cumulative probability of default	5.58%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2021 was as follows (in thousands):

Balance at the beginning of the period	$2,517
Credit gain on available-for-sale security included in Other income (expense), net	2
Gain included in Other comprehensive income	42

Balance at the end of the period	$2,561

The Company has classified its contingent consideration obligations as Level 3 because the fair value for these liabilities was determined using unobservable inputs. The liabilities were based on estimated sales of legacy products over the period of royalty payments at the royalty rate, discounted using the Company’s estimated cost of capital.
The change in the estimated fair value
c
alculated for the liabilities valued on a recurring basis utilizing Level 3 inputs
(i.e., the Contingent consideration obligations) for the six months ended June 30, 2021 was as follows (in thousands):

Balance at the beginning of the period	$227
Payments	(107)
Decrease in contingent consideration obligations	(74)

Balance at the end of the period	$46

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

5.	Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2021

	Brick Products	Advanced Products	Total

United States	$19,708	$14,356	$34,064
Europe	10,224	1,285	11,509
Asia Pacific	24,045	25,339	49,384
All other	375	44	419

	$54,352	$41,024	$95,376

	Six Months Ended June 30, 2021

	Brick Products	Advanced Products	Total

United States	$38,291	$22,905	$61,196
Europe	18,420	2,280	20,700
Asia Pacific	51,373	49,992	101,365
All other	727	184	911

	$108,811	$75,361	$184,172

	Three Months Ended June 30, 2020

	Brick Products	Advanced Products	Total

United States	$15,005	$5,217	$20,222
Europe	9,427	2,289	11,716
Asia Pacific	21,383	16,774	38,157
All other	613	53	666

	$46,428	$24,333	$70,761

	Six Months Ended June 30, 2020

	Brick Products	Advanced Products	Total

United States	$40,975	$12,814	$53,789
Europe	13,995	3,168	17,163
Asia Pacific	35,039	26,150	61,189
All other	1,936	85	2,021

	$91,945	$42,217	$134,162

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2021

	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$37,614	$32,644	$70,258
Stocking distributors, net of sales allowances	16,634	4,634	21,268
Non-recurring engineering	104	3,726	3,830
Royalties	—	3	3
Other	—	17	17

	$54,352	$41,024	$95,376

	Six Months Ended June 30, 2021

	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$81,422	$61,701	$143,123
Stocking distributors, net of sales allowances	27,181	8,772	35,953
Non-recurring engineering	208	4,797	5,005
Royalties	—	56	56
Other	—	35	35

	$108,811	$75,361	$184,172

	Three Months Ended June 30, 2020

	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$39,472	$20,044	$59,516
Stocking distributors, net of sales allowances	6,814	1,576	8,390
Non-recurring engineering	142	2,695	2,837
Other	—	18	18

	$46,428	$24,333	$70,761

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

	Six Months Ended June 30, 2020

	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$75,211	$34,811	$110,022
Stocking distributors, net of sales allowances	16,436	4,638	21,074
Non-recurring engineering	298	2,732	3,030
Other	—	36	36

	$91,945	$42,217	$134,162

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2021	December 31, 2020	Change

Accounts receivable	$55,012	$40,999	$14,013
Short-term deferred revenue and customer prepayments	(3,916)	(7,309)	3,393
Long-term deferred revenue	(573)	(733)	160
Deferred expenses	980	1,650	(670)
Sales allowances	(1,919)	(597)	(1,322)
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $15,381,000 in
May-June
2021 compared to November-December 2020. The decrease in short-term deferred revenue and customer prepayments was primarily due to the recognition of the associated revenue in the second quarter of 2021, as noted below. The increase in sales allowances was primarily due to the increase in the net revenues for the six months ended June 30, 2021.
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $2,410,000 and $3,081,000 for the three and six months ended June 30, 2021, respectively, and $1,700,000 and $1,736,000 for the three and six months ended June 30, 2020, respectively, that was included in deferred revenue at the beginning of each respective period.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

6.	Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of
t
heir

grant date.
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenues	$252	$277	$480	$396
Selling, general and administrative	779	1,030	1,632	1,467
Research and development	536	629	1,026	783

Total stock-based compensation	$1,567	$1,936	$3,138	$2,646

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options	$1,336	$1,737	$2,667	$2,243
ESPP	231	199	471	403

Total stock-based compensation	$1,567	$1,936	$3,138	$2,646

The increase in stock option compensation expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily due to an increase in the number of stock options granted and higher stock-based compensation expense associated with June 2020 stock option awards.

7.	Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 and $396,000 for the three and six months ended June 30, 2021 and 2020, respectively.

8.	Income Taxes
The provision (benefit) for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The provision (benefit) for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Provision (benefit) for income taxes	$999	$(406)	$856	$(900)
Effective income tax rate	4.9%	(17.9)%	2.4%	(2,195.1)%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three and six months ended June 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
As of June 30, 2021, the Company had a valuation allowance of approximately $37,856,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results, as a result of increases in bookings, caused the Company to be in a cumulative income position as of June 30, 2021, the Company faces uncertainties in forecasting its operating results due to continued negative impacts on the Company’s supply chain, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets was still warranted as of June 30, 2021. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, including continued negative impacts on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. However, the valuation allowance against certain state tax credits will likely never be released due to uncertainty on the utilization of these credits. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

9.	Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net income attributable to Vicor Corporation	$19,394	$2,667	$34,486	$932

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,553	41,643	43,504	41,140
Effect of dilutive securities:
Employee stock options (2)	1,288	1,742	1,337	1,840

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,841	43,385	44,841	42,980

Basic net income per share	$0.45	$0.06	$0.79	$0.02

Diluted net income per share	$0.43	$0.06	$0.77	$0.02

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 138,125 and 90,339 shares of Common Stock for the three and six months ended June 30, 2021, respectively, and options to purchase 54,551 and 47,375 shares of Common Stock for the three and six months ended June 30, 2020, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.	Commitments and Contingencies
At June 30, 2021, the Company had approximately $21,524,000 of capital expenditure commitments, principally for manufacturing equipment, and approximately

$8,476,000 of capital expenditures
items
which have been received and reflected in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. In addition to these commitments, the Company had, in the aggregate, approximately $28,000,000 of remaining budgeted capital expenditures in 2021 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment.
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
June 30, 2021
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
In 2011, in response to the filing of the Texas Action, the Company initiated IPRx proceedings at the USPTO challenging the validity of all claims that were asserted against the Company by SynQor. The current status of these proceedings is as follows. Regarding the ‘190 patent IPRx, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) issued a decision on March 13, 2015, determining that certain claims were invalid and remanding the matter to the Patent Trial and Appeal Board (“PTAB”) of the USPTO for further proceedings. On February 20, 2019, the PTAB issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor appealed that decision. On February 22, 2021, the Federal Circuit issued a decision in that appeal. In a
2-1
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents. On April 7, 2021, the Company filed a petition for panel rehearing and rehearing en banc
of the Federal Circuit’s February 22, 2021 decision. The Federal Circuit denied that petition on June 7, 2021.
On August 30, 2017, the Federal Circuit issued rulings with regard to the IPRx proceedings for the ’021, ‘702 and ‘290 patents. With respect to the ‘021 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘021 patent were invalid. The Federal Circuit remanded the case to the PTAB for further consideration of the patentability of certain claims that had been added by amendment during the reexamination. On February 20, 2019, the PTAB issued a decision affirming the examiner’s rejections of all challenged claims. SynQor has filed an appeal of that decision in the Federal Circuit. That appeal has been stayed pending resolution of the pending appeal regarding the ‘190 patent IPRx. On June 29, 2021, the Federal Circuit issued an order lifting the stay and setting a briefing scheduling for the appeal.
With respect to the ‘702 patent, the Federal Circuit affirmed the PTAB’s determination that all of the challenged claims of the ‘702 patent were patentable. With respect to the ‘290 patent, the Federal Circuit vacated the PTAB’s decision upholding the patentability of the ‘290 patent claims, and remanded the case to the PTAB for further consideration. On February 20, 2019, the PTAB issued a decision reversing its prior affirmance of the examiner’s non-adoption
of rejections with respect to the ‘290 patent, and entering rejections of all of the claims of the ‘290 patent. On May 20, 2019, as permitted by USPTO rules, SynQor requested the USPTO to reopen prosecution of this proceeding to address the new rejections made by the PTAB. On September 28, 2020, the examiner issued a decision reaffirming the PTAB’s rejection of all of the claims of the ‘290 patent. On March 18, 2021, SynQor appealed this decision to the PTAB. On June 16, 2021, the PTAB issued a decision affirming the examiner’s rejection of all of the claims of the ‘290 patent.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

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
Other new pronouncements issued but not effective until after June 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

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
June 30, 2021

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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

Ongoing / Potential Impacts of the
COVID-19
Pandemic on the Company
As of the date of this report, the number of employees diagnosed with
COVID-19
and the corresponding absenteeism due to
COVID-19
are negligible. While the productivity of our factory is not currently impacted by
COVID-19,
productivity may be reduced if quarantine rates increase or if the number of employees diagnosed with
COVID-19
requires further implementation of restrictive health and safety measures, including factory closure. We continue to operate with three shifts in our factory, and, with very few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.
We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. During 2020, we took steps to address certain supply chain risks, and we believe our actions mitigated those risks, particularly for the second half of 2020; however, there are no assurances that those steps will continue to mitigate risks in 2021 and beyond.
Although there is uncertainty regarding the extent to which the pandemic will continue to impact our operational and financial results in the future, the Company’s high level of liquidity, flexible operational model, existing raw material inventories, and increased use of second sources for critical manufacturing inputs together support management’s belief the Company will be able to effectively conduct business until the pandemic passes.
We are monitoring the rapidly changing circumstances, and may take additional actions to address
COVID-19
risks as they evolve and/or increase again. Because much of the potential negative impact of the pandemic is associated with risks outside of our control, we cannot estimate the extent of such impact on our financial or operational performance, or when such impact might occur.
Summary of Second Quarter 2021 Financial Performance Compared to First Quarter 2021 Financial Performance
The following summarizes our financial performance for the second quarter of 2021, compared to the first quarter of 2021:

•
Net revenues increased 7.4% to $95,376,000 for the second quarter of 2021, from $88,796,000 for the first quarter of 2021, as total bookings for the quarter increased 51.0% as compared to the first quarter of 2021, primarily due to a 99.3% increase in Advanced Products bookings in the second quarter of 2021 compared to the first quarter of 2021. Advanced Products revenue rose 19.7% sequentially compared to the first quarter of 2021. This growth, though, continued to be constrained by limited component availability due to global semiconductor supply allocation issues experienced during the quarter, along with certain internal processing and testing constraints.

•	Export sales represented approximately 64.3% of total net revenues in the second quarter of 2021 as compared to 69.4% in the first quarter of 2021.

•
Gross margin increased to $49,871,000 for the second quarter of 2021 from $44,700,000 for the first quarter of 2021, and gross margin, as a percentage of net revenues, increased to 52.3% for the second quarter of 2021 from 50.3% for the first quarter of 2021. Both the increase in gross margin dollars and the increased gross margin percentage were primarily due to the increase in net revenues, an improved product mix, a reduction in cost variances and process yield improvements.

•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $210,565,000 at the end of the second quarter of 2021, as compared to $157,134,000 at the end of the first quarter of 2021. The increase in backlog was primarily due to the increased bookings, discussed above.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

•
Operating expenses for the second quarter of 2021 decreased $118,000, or 0.4%, to $29,862,000 from $29,980,000 for the first quarter of 2021, due to a decrease in selling, general, and administrative expenses of $365,000, partially offset by an increase in research and development expenses of $247,000.

•	We reported net income for the second quarter of 2021 of $19,394,000, or $0.43 per diluted share, compared to net income of $15,092,000 or $0.34 per diluted share, for the first quarter of 2021.

•
For the second quarter of 2021, depreciation and amortization totaled $2,812,000, and capital additions totaled $14,994,000, as compared to depreciation and amortization of $2,806,000 and $9,264,000 of capital additions, for the first quarter of 2021.

•	Inventories increased by approximately $2,873,000, or 5.3%, to $57,129,000 at June 30, 2021, compared to $54,256,000 at March 31, 2021.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net revenues for the second quarter of 2021 were $95,376,000, an increase of $24,615,000, or 34.8%, as compared to $70,761,000 for the second quarter of 2020. Net revenues, by product line, for the three months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

			Increase
	2021	2020	$	%

Brick Products	$54,352	$46,428	$7,924	17.1%
Advanced Products	41,024	24,333	16,691	68.6%

Total	$95,376	$70,761	$24,615	34.8%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business, while the Brick Products increase was primarily due to continued favorable market conditions. The increases in net revenues for both product lines are also reflected in the bookings patterns of the second quarter of 2021. Total bookings for the second quarter of 2021 increased 70.8% from the second quarter of 2020, primarily due to an increase of Advanced Products and Brick Products bookings of 181.6% and 4.6%, respectively. The increase in bookings largely reflected our customers’ response to the 20% to 30% increase in lead-times for our Brick Products and Advanced Products, respectively, plus growth in our data center business, for Advanced Products.
Gross margin for the second quarter of 2021 increased $19,553,000, or 64.5%, to $49,871,000, from $30,318,000 for the second quarter of 2020. Gross margin, as a percentage of net revenues, increased to 52.3% for the second quarter of 2021, compared to 42.8% for the second quarter of 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, an improved product mix and process yield improvements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

Selling, general, and administrative expenses were $16,589,000 for the second quarter of 2021, an increase of $1,134,000, or 7.3%, from $15,455,000 for the second quarter of 2020. Selling, general, and administrative expenses as a percentage of net revenues decreased to 17.4% for the second quarter of 2021 from 21.8% for the second quarter of 2020, primarily due to the overall increase in net revenues. The components of the $1,134,000 increase in selling, general and administrative expenses for the second quarter of 2021 from the second quarter of 2020 were as follows (dollars in thousands):

	Increase (decrease)

Legal fees	$510	213.6%	(1)
Advertising	307	44.2%	(2)
Compensation	191	1.8%	(3)
Travel expense	89	53.0%	(4)
Depreciation and amortization	63	8.1%
Commissions	(92)	(10.6)%	(5)
Other, net	66	3.0%

	$1,134	7.3%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10) and certain corporate legal matters.

(2)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.

(3)	Increase primarily attributable to annual compensation adjustments in May 2021, partially offset by a decrease in stock-based compensation expense compared to the second quarter of 2020.

(4)	Increase primarily attributable to a resumption of travel by the Company’s sales and marketing personnel.

(5)	Decrease primarily attributable to the decline in net revenues subject to commissions.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

Research and development expenses were $13,273,000 for the second quarter of 2021, an increase of $443,000, or 3.5%, compared to $12,830,000 for the second quarter of 2020. As a percentage of net revenues, research and development expenses decreased to 13.9% for the second quarter of 2021 from 18.1% for the second quarter of 2020, primarily due to the overall increase in net revenues. The components of the $443,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)

Compensation	$375	4.1	% (1)
Project and pre-production materials	321	16.6	% (2)
Supplies	79	24.7%
Facilities allocations	55	9.4%
Freight	40	153.3%
Overhead absorption	(523)	(200.2	)% (3)
Other, net	96	8.7%

	$443	3.5%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021, partially offset by a decrease in stock-based compensation expense compared to the second quarter of 2020.
(2)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)	Decrease primarily attributable to an increase in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
The significant components of ‘‘Other income (expense), net’’ for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2021	2020	Increase (decrease)

Interest income	$276	$17	$259
Rental income	198	198	—
Foreign currency (losses) gains, net	(12)	3	(15)
(Losses) gains on disposals of equipment	(106)	6	(112)
Other, net	17	9	8

	$373	$233	$140

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia have experienced more unfavorable foreign currency exchange rate fluctuations in the second quarter of 2021 compared to the second quarter of 2020. Interest income increased due to an increase in interest bearing investments in the second quarter of 2021 compared to the second quarter of 2020, due to the net proceeds of approximately $109.7 million from our underwritten public offering of our Common Stock completed in June 2020.
Income before income taxes was $20,382,000 for the second quarter of 2021, as compared to $2,266,000 for the second quarter of 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

The provision (benefit) for income taxes and the effective income tax rates for the three months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Provision (benefit) for income taxes	$999	$(406)
Effective income tax rate	4.9%	(17.9)%
The effective tax rates were lower than the statutory tax rates for the three months ended June 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three months ended June 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the second quarter of 2021 of $19,394,000, or $0.43 per diluted share, compared to $2,667,000, or $0.06 per diluted share, for the second quarter of 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net revenues for the six
months ended June 30, 2021 were $184,172,000, an increase of $50,010,000, or 37.3%, from $134,162,000 for the six months ended June 30, 2020. Net revenues, by product line, for the six months ended June 30, 2021 and the six months ended June 30, 2020 were as follows (dollars in thousands):

			Increase
	2021	2020	$	%

Brick Products	$108,811	$91,945	$16,866	18.3%
Advanced Products	75,361	42,217	33,144	78.5%

Total	$184,172	$134,162	$50,010	37.3%

The increases in net revenues for Brick Products and Advanced Products were principally due to increases in new orders for Advanced Products of 126.9% and Brick Products of 13.9% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in bookings largely reflected our customers’ response to the 20% to 30% increase in lead-times for our Brick Products and Advanced Products, respectively, plus growth in our data center business, for Advanced Products.
Gross margin for the six months ended June 30, 2021 increased $36,922,000, or 64.0%, to $94,571,000 from $57,649,000 for the six months ended June 30, 2020. Gross margin, as a percentage of net revenues, increased to 51.3% for the six month period ended June 30, 2021, as compared to 43.0% for the six month period ended June 30, 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, an improved product mix, process yield improvements and lower tariff charges.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

Selling, general and administrative expenses were $33,543,000 for the six months ended June 30, 2021, an increase of $1,719,000, or 5.4%, compared to $31,824,000 for the six months ended June 30, 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 18.2% for the six months ended June 30, 2021 from 23.7% for the six months ended June 30, 2020, primarily due to the overall increase in net revenues. The components of the $1,719,000 increase in selling, general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were as follows (dollars in thousands):

	Increase (decrease)

Compensation	$1,196	5.7	% (1)
Advertising expense	251	18.6	% (2)
Legal fees	188	16.3	% (3)
Depreciation and amortization	102	6.7	% (4)
Facilities allocations	95	13.3%
Travel expense	(205)	(30.0	)% (5)
Other, net	92	1.6%

	$1,719	5.4%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10) and certain corporate legal matters.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Decrease primarily attributable to reduced travel by our sales and marketing personnel, due to travel restrictions caused by the COVID-19 pandemic.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

Research and development expenses were $26,299,000 for the six months ended June 30, 2021, an increase of $134,000, or 0.5%, from $26,165,000 for the six months ended June 30, 2020 As a percentage of net revenues, research and development expenses decreased to 14.3% for the six month period ended June 30, 2021 from 19.5% for the six month period ended June 30, 2020, primarily due to the overall increase in net revenues. The components of the $134,000 increase in research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were as follows (dollars in thousands):

	Increase (decrease)

Compensation	$968	5.4	% (1)
Facilities allocations	198	17.0	% (2)
Freight	66	115.5%
Computer expense	60	19.0%
Project and pre-production materials	(354)	(7.9	)% (3)
Overhead absorption	(830)	(174.2	)% (4)
Other, net	26	1.0%

	$134	0.5%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(3)	Decrease primarily attributable to lower prototype development costs for Advanced Products.
(4)	Decrease primarily attributable to an increase in R&D personnel incurring time on production activities, compared to R&D activities.
The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2021 and the six months ended June 30, 2020 and the changes from period to period were as follows (in thousands):

			Increase
	2021	2020	(decrease)

Interest income	$469	$70	$399
Rental income	396	396	—
(Losses) gains on disposals of equipment	(106)	6	(112)
Foreign currency losses, net	(174)	(117)	(57)
Other, net	20	26	(6)

	$605	$381	$224

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These other subsidiaries in Europe and Asia have experienced more unfavorable foreign currency exchange rate fluctuations in 2021 compared to 2020. Interest income increased due to an increase in interest bearing investments in 2021 compared to 2020, due to the net proceeds of approximately $109.7 million from our underwritten public offering of our Common Stock completed in June 2020.
Income before income taxes was $35,334,000 for the six months ended June 30, 2021, as compared to $41,000 for the six months ended June 30, 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

The provision (benefit) for income taxes and the effective income tax rates for the six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Provision (benefit) for income taxes	$856	$(900)
Effective income tax rate	2.4%	(2,195.1)%
The effective tax rates were lower than the statutory tax rates for the six months ended June 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the six months ended June 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the six months ended June 30, 2021 of $34,486,000, or $0.77 per diluted share, as compared to $932,000, or $0.02 per diluted share, for the six months ended June 30, 2020.
Liquidity and Capital Resources
As of June 30, 2021, we had $159,763,000 in cash and cash equivalents and $70,469,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 7.0:1 as of June 30, 2021 and 7.8:1 as of December 31, 2020. Working capital, defined as total current assets less total current liabilities, increased $22,834,000 to $299,253,000 as of June 30, 2021 from $276,419,000 as of December 31, 2020.
The changes in working capital from December 31, 2020 to June 30, 2021 were as follows (in thousands):

Increase (decrease)

Cash and cash equivalents	$(1,979)
Short-term investments	20,303
Accounts receivable	14,013
Inventories, net	(140)
Other current assets	(99)
Accounts payable	(7,960)
Accrued compensation and benefits	(1,700)
Accrued expenses	(994)
Sales allowances	(1,322)
Short-term lease liabilities	70
Income taxes payable	(751)
Short-term deferred revenue	3,393

$22,834

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2021

The primary sources of cash for the six months ended June 30, 2021 were $30,115,000 of cash generated through operating activities, $30,000,000 from the sale or maturities of short-term investments and $4,751,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the six months ended June 30, 2021 were $50,706,000 for the purchases of short-term investments and $15,782,000 for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2021. As of June 30, 2021, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of June 30, 2021, we had approximately $21,524,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash, and approximately $8,476,000 of capital expenditures items which have been received and reflected in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. In addition to these commitments, we had, in aggregate, approximately $28,000,000 of remaining budgeted capital expenditures in 2021 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, noted above, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
June 30, 2021

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2021, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2021.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2021). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
June 30, 2021

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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2021
Item 1 — Legal Proceedings
See Note 10.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on
Form10-K
for the year ended December 31, 2020.
Item 6 — Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware corporation, dated December 3, 1990 (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5	Bylaws, as amended (2)

10.1	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 (File No. 000-18277) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 13, 2021 (File No. 000-18277) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 30 , 2021	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 30 , 2021	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)