Form 10-Q
period 2021-09-30
VICOR CORP
filed 2021-11-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________
Commission File Number 0-18277

VICOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State of Incorporation)	(I.R.S. Employer Identification No.)
25 Frontage Road, Andover
, Massachusetts 01810
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
The number of shares outstanding of each of the issuer’s classes of Common Stock as of October
22
, 2021 was:

Common Stock, $.01 par value	32,010,275
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$178,663	$161,742
Short-term investments	50,217	50,166
Accounts receivable, net	51,080	40,999
Inventories, net	63,409	57,269
Other current assets	6,633	6,756

Total current assets	350,002	316,932
Long-term deferred tax assets, net	221	226
Long-term investments, net	2,598	2,517
Property, plant and equipment, net	104,446	74,843
Other assets	1,563	1,721

Total assets	$458,830	$396,239

Liabilities and Equity
Current liabilities:
Accounts payable	$18,346	$14,121
Accrued compensation and benefits	13,994	14,094
Accrued expenses	3,589	2,624
Short-term lease liabilities	1,625	1,629
Sales allowances	1,661	597
Income taxes payable	10	139
Short-term deferred revenue and customer prepayments	3,390	7,309

Total current liabilities	42,615	40,513
Long-term deferred revenue	493	733
Contingent consideration obligations	—	227
Long-term income taxes payable	564	643
Long-term lease liabilities	3,504	2,968

Total liabilities	47,176	45,084
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2021 and 2020	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,635,881 shares issued and 32,001,075 shares outstanding in 2021; 43,204,671 shares issued and 31,569,865 shares outstanding in 2020	437	433
Additional paid-in capital	342,014	328,392
Retained earnings	208,753	161,008
Accumulated other comprehensive loss	(1,040)	(204)
Treasury stock at cost: 11,634,806 shares in 2021 and 2020	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	411,355	350,820
Noncontrolling interest	299	335

Total equity	411,654	351,155

Total liabilities and equity	$458,830	$396,239

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$84,911	$78,112	$269,083	$212,274
Cost of revenues	42,098	44,765	131,699	121,278

Gross margin	42,813	33,347	137,384	90,996
Operating expenses:
Selling, general and administrative	17,322	15,212	50,865	47,036
Research and development	13,519	12,032	39,818	38,197

Total operating expenses	30,841	27,244	90,683	85,233

Income from operations	11,972	6,103	46,701	5,763
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	37	36	81	81
Less: portion of gains recognized in other comprehensive income	(36)	(35)	(78)	(78)

Net credit gains recognized in earnings	1	1	3	3
Other income (expense), net	393	333	996	712

Total other income (expense), net	394	334	999	715

Income before income taxes	12,366	6,437	47,700	6,478
(Benefit) provision for income taxes	(886)	651	(30)	(249)

Consolidated net income	13,252	5,786	47,730	6,727
Less: Net (loss) income attributable to noncontrolling interest	(7)	1	(15)	10

Net income attributable to Vicor Corporation	$13,259	$5,785	$47,745	$6,717

Net income per common share attributable to Vicor Corporation:
Basic	$0.30	$0.13	$1.10	$0.16
Diluted	$0.29	$0.13	$1.06	$0.15
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,710	43,164	43,573	41,814
Diluted	45,034	44,743	44,905	43,567
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net income	$13,252	$5,786	$47,730	$6,727
Foreign currency translation (losses) gains, net of tax (1)	(12)	84	(283)	110
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(215)	35	(574)	78

Other comprehensive (loss) income	(227)	119	(857)	188

Consolidated comprehensive income	13,025	5,905	46,873	6,915
Less: Comprehensive (loss) income attributable to noncontrolling interest	(7)	7	(36)	18

Comprehensive income attributable to Vicor Corporation	$13,032	$5,898	$46,909	$6,897

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2021 and 2020. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2021 and 2020.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Consolidated net income	$47,730	$6,727
Adjustments to reconcile consolidated net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,564	8,175
Stock-based compensation expense	5,005	4,286
Decrease in long-term deferred revenue	(240)	(241)
Decrease in contingent consideration obligations	(74)	—
Gain on disposal of equipment	—	(9)
Decrease in other assets	56	135
(Decrease) i ncrease in long-term income taxes payable	(79)	8
Deferred income taxes	5	16
Credit gain on available-for-sale securities	(3)	(3)
Provision for doubtful accounts	—	23
Change in current assets and liabilities, net	(20,737)	(3,742)

Net cash provided by operating activities	40,227	15,375
Investing activities:
Purchases of short-term investments	(50,706)	—
Sales or maturities of short-term investments	50,000	—
Additions to property, plant and equipment	(30,942)	(16,837)
Proceeds from sale of equipment	—	9

Net cash used for investing activities	(31,648)	(16,828)
Financing activities:
Proceeds from employee stock plans	8,621	10,836
Payment of contingent consideration obligations	(153)	(186)
Proceeds from public offering of Common Stock	—	109,681

Net cash provided by financing activities	8,468	120,331
Effect of foreign exchange rates on cash	(126)	59

Net increase in cash and cash equivalents	16,921	118,937
Cash and cash equivalents at beginning of period	161,742	84,668

Cash and cash equivalents at end of period	$178,663	$203,605

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended September 30, 2021
Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892
Issuance of Common Stock under employee stock plans		1	3,869				3,870		3,870
Stock-based compensation expense			1,867				1,867		1,867
Components of comprehensive income (loss), net of tax:
Net income				13,259			13,259	(7)	13,252
Other comprehensive loss					(227)		(227)	—	(227)

Total comprehensive income (loss)							13,032	(7)	13,025

Balance on September 30, 2021	$118	$437	$342,014	$208,753	$(1,040)	$(138,927)	$411,355	$299	$411,654

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Nine months ended September 30, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		4	8,617				8,621		8,621
Stock-based compensation expense			5,005				5,005		5,005
Components of comprehensive income (loss), net of tax:
Net income				47,745			47,745	(15)	47,730
Other comprehensive loss					(836)		(836)	(21)	(857)

Total comprehensive income (loss)							46,909	(36)	46,873

Balance on September 30, 2021	$118	$437	$342,014	$208,753	$(1,040)	$(138,927)	$411,355	$299	$411,654

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended September 30, 2020
Balance on June 30, 2020	$118	$431	$320,988	$144,030	$(316)	$(138,927)	$326,324	$319	$326,643
Issuance of Common Stock under employee stock plans		2	3,449				3,451		3,451
Additional expenses associated with issuance of Common Stock in public offering			(51)				(51)		(51)
Stock-based compensation expense			1,640				1,640		1,640
Components of comprehensive income, net of tax:
Net income				5,785			5,785	1	5,786
Other comprehensive income					113		113	6	119

Total comprehensive income							5,898	7	5,905

Balance on September 30, 2020	$118	$433	$326,026	$149,815	$(203)	$(138,927)	$337,262	$326	$337,588

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Nine months ended September 30, 2020
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		10	10,826				10,836		10,836
Issuances of Common Stock in public offering		18	109,663				109,681		109,681
Stock-based compensation expense			4,286				4,286		4,286
Components of comprehensive income, net of tax:
Net income				6,717			6,717	10	6,727
Other comprehensive income					180		180	8	188

Total comprehensive income							6,897	18	6,915

Balance on September 30, 2020	$118	$433	$326,026	$149,815	$(203)	$(138,927)	$337,262	$326	$337,588

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2021. The balance sheet at December 31, 2020 presented herein has been derived from the audited financial statements at that date bu
t
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
Inventories were as follows (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$46,912	$42,556
Work-in-process	11,207	7,424
Finished goods	5,290	7,289

	$63,409	$57,269

3.
Short-Term and Long-Term Investments
As of September 30, 2021 and December
31,

2020
, the Company held $
50,217
,000 and $
50,166
,000, respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three
months but less than
one
year at the time of purchase.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

As of September 30, 2021 and December 31, 2020, the Company held one auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2021, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long
-term as of
September 30, 2021.
Details of our investments are as follows (in thousands):

	September 30, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale debt securities:
Money market funds	$89,254	$—	$—
U.S. Treasury Obligations	—	50,217	—
Failed Auction Security	—	—	2,598

Total	89,254	50,217	2,598
Other measurement basis:
Cash on hand	89,409	—	—

Total	$178,663	$50,217	$2,598

	December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Measured at fair value:
Available-for-sale debt securities:
Money market funds	$69,493	$—	$—
U.S. Treasury Obligations	19,998	50,166	—
Failed Auction Security	—	—	2,517

Total	89,491	50,166	2,517
Other measurement basis:
Cash on hand	72,251	—	—

Total	$161,742	$50,166	$2,517

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

The following is a summary of the
available-for-sale
securities (in thousands):

September 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Obligations	$50,216	$1	$—	$50,217
Failed Auction Security	3,000	—	402	2,598

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Obligations	$70,172	$—	$8	$70,164
Failed Auction Security	3,000	—	483	2,517
As of September 30, 2021,
 the Failed Auction Security had be
e
n in an unrealized loss position for greater than
12
months.
The amortized cost and estimated fair value of the
available-for-sale
securities on September 30, 2021, by type and contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value

U.S. Treasury Obligations:
Maturities greater than three months but less than one year	$50,216	$50,217

	$50,216	$50,217

	Cost	Estimated Fair Value

Failed Auction Security:
Due in twenty to forty years	$3,000	$2,598

Based on the fair value measurements described in Note 4, the fair value of the Failed Auction Security on September 30, 2021, with a par value of $3,000,000, was estimated by the Company to be approximately $2,598,000. The gross unrealized loss of $402,000 on the Failed Auction Security consists of two types of estimated loss: an aggregate credit loss of $30,000 and an aggregate temporary impairment of $372,000. In determining the amount of credit loss, the Company compared the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings as significant inputs, among other factors.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

The following table represents a rollforward of the activity related to the credit loss recognized in earnings on the Failed Auction Security for the nine months ended September 30 (in thousands):

	2021	2020

Balance at the beginning of the period	$33	$37
Reductions in the amount related to credit gain for which other-than- temporary impairment was not previously recognized	(3)	(3)

Balance at the end of the period	$30	$34

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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2021

Cash equivalents:
Money market funds	$89,254	$—	$—	$89,254
Short-term investments:
U.S. Treasury Obligations	50,217	—	—	50,217
Long-term investment:
Failed Auction Security	—	—	2,598	2,598

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2020 (in thousands):

	Using
	Significant
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2020

Cash equivalents:
Money market funds	$69,493	$—	$—	$69,493
U.S. Treasury Obligations	19,998	—	—	19,998
Short-term investments:
U.S. Treasury Obligations	50,166	—	—	50,166
Long-term investment:
Failed Auction Security	—	—	2,517	2,517
Liabilities:
Contingent consideration obligations	—	—	(227)	(227)
As of September 30, 2021, there was insufficient observable auction rate security market information available to determine the fair value of the Failed Auction Security using Level 1 or Level 2 inputs. As such, the Company’s investment in the Failed Auction Security was deemed to require valuation using Level 3 inputs. Management, after consulting with advisors, valued the Failed Auction Security using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set). Management utilized a probability weighted discounted cash flow (“DCF”) model to determine the estimated fair value of this security as of September 30, 2021. The major assumptions used in preparing the DCF model were similar to those described in
Note 5 - Fair Value
Measurements in the Notes to the Consolidated Financial Statements contained in the Company’s 2020 Form 10-K.
Quantitative information about Level 3 fair value measurements as of September 30, 2021 is as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average

Failed Auction Security	$2,598	Discounted cash flow	Cumulative probability of earning the maximum rate until maturity	0.15%
			Cumulative probability of principal return prior to maturity	94.71%
			Cumulative probability of default	5.14%
			Liquidity risk premium	5.00%
			Recovery rate in default	40.00%

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2021 was as follows (in thousands):

Balance at the beginning of the period	$2,517
Credit gain on available-for-sale security included in Other income (expense), net	3
Gain included in Other comprehensive income	78

Balance at the end of the period	$2,598

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2021.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

5.
Revenues
The following tables present the Company’s net revenues disaggr
e
gated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

United States	$19,741	$12,178	$31,919
Europe	6,185	1,324	7,509
Asia Pacific	14,936	29,934	44,870
All other	582	31	613

	$41,444	$43,467	$84,911

	Nine Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

United States	$58,032	$35,083	$93,115
Europe	24,605	3,604	28,209
Asia Pacific	66,309	79,926	146,235
All other	1,309	215	1,524

	$150,255	$118,828	$269,083

	Three Months Ended September 30, 2020
	Brick Products	Advanced Products	Total

United States	$16,905	$4,391	$21,296
Europe	4,456	2,050	6,506
Asia Pacific	25,878	23,926	49,804
All other	454	52	506

	$47,693	$30,419	$78,112

	Nine Months Ended September 30, 2020
	Brick Products	Advanced Products	Total

United States	$57,880	$17,205	$75,085
Europe	18,451	5,218	23,669
Asia Pacific	60,917	50,076	110,993
All other	2,390	137	2,527

	$139,638	$72,636	$212,274

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$29,801	$36,066	$65,867
Stocking distributors, net of sales allowances	11,405	2,075	13,480
Non-recurring engineering	238	3,846	4,084
Royalties	—	1,462	1,462
Other	—	18	18

	$41,444	$43,467	$84,911

	Nine Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$111,223	$97,767	$208,990
Stocking distributors, net of sales allowances	38,586	10,847	49,433
Non-recurring engineering	446	8,643	9,089
Royalties	—	1,518	1,518
Other	—	53	53

	$150,255	$118,828	$269,083

	Three Months Ended September 30, 2020
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$40,916	$27,422	$68,338
Stocking distributors, net of sales allowances	6,661	1,463	8,124
Non-recurring engineering	116	1,499	1,615
Royalties	—	17	17
Other	—	18	18

	$47,693	$30,419	$78,112

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

	Nine Months Ended September 30, 2020
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$116,127	$62,233	$178,360
Stocking distributors, net of sales allowances	23,097	6,101	29,198
Non-recurring engineering	414	4,231	4,645
Royalties	—	17	17
Other	—	54	54

	$139,638	$72,636	$212,274

The following table prese
n
ts the changes in certain contract assets and (liabilities) (in thousands):

	September 30, 2021	December 31, 2020	Change
Accounts receivable	$51,080	$40,999	$10,081
Short-term deferred revenue and customer prepayments	(3,390)	(7,309)	3,919
Long-term deferred revenue	(493)	(733)	240
Deferred expenses	848	1,650	(802)
Sales allowances	(1,661)	(597)	(1,064)
The increase in accounts receivable was primarily due to an increase in net revenues of approximately $9,224,000 in August through September 2021 compared to November through December 2020. The decrease in short-term deferred revenue and customer prepayments was primarily due to the recognition of approximately $2,410,000 of the associated revenue during the second quarter of 2021. The increase in sales allowances was primarily due to the increase in the year-to-date
net revenues in 2021.
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $874,000 and $3,955,000 for the three and nine months ended September 30, 2021, respectively, and $388,000 and $1,736,000 for the three and nine months ended September 30, 2020, respectively, that was included in deferred revenue at the beginning of each respective period.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

6.
Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020

Cost of revenues	$259	$296	$739	$692
Selling, general and administrative	1,033	846	2,665	2,313
Research and development	575	498	1,601	1,281

Total stock-based compensation	$1,867	$1,640	$5,005	$4,286

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020

Stock options	$1,661	$1,420	$4,328	$3,663
ESPP	206	220	677	623

Total stock-based compensation	$1,867	$1,640	$5,005	$4,286

The increase in stock option compensation expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, was primarily due to an increase in the number of stock options granted and higher stock-based compensation expense associated with June 2021 stock opti
o
n awards.
7.
Rental Income
Income,
 net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $
198,000
and $
594,000
for the three and nine months ended September 30, 2021 and 2020, respectively.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

8.
Income Taxes
The (benefit) provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.
The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ende d		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020

(Benefit) provision for income taxes	$(886)	$651	$(30)	$(249)
Effective income tax rate	(7.2)%	10.1%	(0.1)%	(3.8)%
The effective tax rates were lower than the statutory tax r
a
tes for the three and nine months ended September 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets and excess tax benefits related to stock based compensation during those periods. The (benefit) provision for income taxes for the three and nine months ended September 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
As of September 30, 2021, the Company had a valuation allowance of approximately $37,856,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. While recent positive operating results, as a result of increases in bookings, caused the Company to be in a cumulative income position as of September 30, 2021, the Company faces uncertainties in forecasting its operating results due to continued negative impacts on the Company’s supply chain, certain process issues with the production of Advanced Products and unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets was still warranted as of September 30, 2021. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive quarterly earnings and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, including continued negative impacts on the Company’s supply chain, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. However, the valuation allowance against certain state tax credits will likely never be released due to uncertainty on the utilization of these credits. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

9.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Vicor Corporation	$13,259	$5,785	$47,745	$6,717

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,710	43,164	43,573	41,814
Effect of dilutive securities:
Employee stock options (2)	1,324	1,579	1,332	1,753

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	45,034	44,743	44,905	43,567

Basic net income per share	$0.30	$0.13	$1.10	$0.16

Diluted net income per share	$0.29	$0.13	$1.06	$0.15

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 76,114 and 134,822 shares of Common Stock for the three and nine months ended September 30, 2021, respectively, and options to purchase 265,725 and 130,027 shares of Common Stock for the three and nine months ended September 30, 2020, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.
Commitments and Contingencies
At September 30, 2021, the Company had approximately $22,046,000 of capital expenditure commitments, principally for manufacturing equipment, and approximately
$6,607,000 of
capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. In addition to these commitments, the Company has, in the aggregate, approximately
$20,000,000
of remaining budgeted capital expenditures expected to be incurred through the first half of 2022 associated with the construction of a

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

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
The Texas Action is currently stayed by the District Court pending completion of certain inter partes reexamination (“IPRx”) proceedings initiated by the Company at the United States Patent and Trademark Office (“USPTO”) (including any appeals to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”)). In these IPRx proceedings, the Company challenged the validity of the SynQor patent claims asserted in the Texas Action. On March 17, 2021, SynQor filed a motion to lift the stay in
t
he Texas Action. The Company has opposed that motion, which remains pending.
The current status of the IPRx proceedings is as follows:

•
‘190 patent: Certain claims of the ‘190 patent were found unpatentable by the Federal Circuit in a decision issued on March 13, 2015. The court remanded the remaining claims to the USPTO for further consideration. On February 20, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor appealed that decision. On February 22, 2021, the Federal Circuit issued a decision in that appeal. In a
2-1
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents and remanded the case to the PTAB for further proceedings. On April 7, 2021, the Company filed a petition for panel rehearing and rehearing en banc of the Federal Circuit’s February 22, 2021 decision. The Federal Circuit denied that petition on June 7, 2021. Accordingly, that matter has been remanded to the PTAB for further proceedings.

•	‘021 patent: On August 30, 2017, the Federal Circuit issued a final decision finding all of the asserted claims of the ‘021 patent unpatentable.

•	‘702 patent: On August 30, 2017, the Federal Circuit issued a final decision finding all of the asserted claims of the ‘702 patent to be patentable.

•
‘290 patent: On June 16, 2021, the PTAB issued a decision finding all of the claims of the ‘290 patent unpatentable. SynQor has filed an appeal of that decision to the Federal Circuit, where it remains pending.

On January 23, 2018, the
20-year
terms of the ‘190 patent, the ‘021 patent, the ‘702 patent and the ‘290 patent expired. As a consequence of these expirations, the Company cannot be liable under any of the SynQor patents for allegedly infringing activities occurring after that date. In addition, any amended claims that may issue as a result of any of the still-pending IPRx proceedings will have no effective term and cannot be the basis for any liability by the Company. As noted above, the IPRx’s relating to the asserted claims of the ‘190 and ‘290 patents remain pending or on appeal. In addition, SynQor attempted to add new claims during the IPRx of the ‘021 patent. Those claims were rejected by the PTAB. SynQor subsequently filed an appeal with the Federal Circuit seeking to vacate that rejection as moot, in view of the expiry of the term of the ‘021 patent, and that appeal remains pending.
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
September 30, 2021
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
Other new pronouncements issued but not effective until after September 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021
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
and our and our customers’ ability to effectively conduct business during the pandemic; our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume
customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form
10-Q,
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
September 30, 2021

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
September 30, 2021

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
We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. We have taken steps to address certain supply chain risks, and we believe our actions have mitigated those risks to date; however, there are no assurances that those steps will continue to mitigate risks for the remainder of 2021 and beyond.
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
Summary of Third Quarter 2021 Financial Performance Compared to Second Quarter 2021 Financial Performance
The following summarizes our financial performance for the third quarter of 2021, compared to the second quarter of 2021:

•
Net revenues decreased 11.0% to $84,911,000 for the third quarter of 2021, from $95,376,000 for the second quarter of 2021. Net revenues for Brick Products decreased 23.7%, primarily due to market conditions in Europe and Asia Pacific. Advanced Products revenue rose 6.0% sequentially compared to the second quarter of 2021. This growth, though, continued to be constrained by limited component availability due to global semiconductor supply allocation issues experienced during the quarter, along with certain internal processing and testing constraints.

•	Export sales represented approximately 62.4% of total net revenues in the third quarter of 2021 as compared to 64.3% in the second quarter of 2021.

•
Gross margin decreased to $42,813,000 for the third quarter of 2021 from $49,871,000 for the second quarter of 2021, and gross margin, as a percentage of net revenues, decreased to 50.4% for the third quarter of 2021 from 52.3% for the second quarter of 2021. Both the decrease in gross margin dollars and the decreased gross margin percentage were primarily due to the decrease in net revenues and lower absorption of overhead expenses.

•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $295,695,000 at the end of the third quarter of 2021, as compared to $210,565,000 at the end of the second quarter of 2021.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

•
Operating expenses for the third quarter of 2021 increased $979,000, or 3.3%, to $30,841,000 from $29,862,000 for the second quarter of 2021. Selling, general, and administrative expenses increased approximately $733,000, primarily due to increases in compensation, outside services, legal fees and sales commissions. Research and development expenses increased approximately $246,000, primarily due to an increase in compensation expense, partially offset by a decrease in project and pre-production materials.

•	We reported net income for the third quarter of 2021 of $13,259,000, or $0.29 per diluted share, compared to net income of $19,394,000 or $0.43 per diluted share, for the second quarter of 2021.

•
For the third quarter of 2021, depreciation and amortization totaled $2,946,000 and capital additions totaled $15,160,000 as compared to depreciation and amortization of $2,812,000 and $6,518,000 of capital additions for the second quarter of 2021.

•
Inventories increased by approximately $6,280,000, or 11.0%, to $63,409,000 at September 30, 2021, compared to $57,129,000 at June 30, 2021, primarily with raw materials, due to the revenue in the third quarter of 2021 falling below expectations, primarily caused by component and capacity issues which contributed to production delays.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net revenues for the third quarter of 2021 were $84,911,000, an increase of $6,799,000, or 8.7%, as compared to $78,112,000 for the third quarter of 2020. Net revenues, by product line, for the three months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

			Increase (decrease)
	2021	2020	$	%
Brick Products	$41,444	$47,693	$(6,249)	(13.1)%
Advanced Products	43,467	30,419	13,048	42.9%

Total	$84,911	$78,112	$6,799	8.7%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business, primarily in the United States and Asia Pacific markets. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions in the Asia Pacific markets, offset by increases from customers in the United States and Europe.
Gross margin for the third quarter of 2021 increased $9,466,000, or 28.4%, to $42,813,000, from $33,347,000 for the third quarter of 2020. Gross margin, as a percentage of net revenues, increased to 50.4% for the third quarter of 2021, compared to 42.7% for the third quarter of 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues and an improved mix of higher-margin products shipped.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Selling, general, and administrative expenses were $17,322,000 for the third quarter of 2021, an increase of $2,110,000, or 13.9%, from $15,212,000 for the third quarter of 2020. Selling, general, and administrative expenses as a percentage of net revenues increased to 20.4% for the third quarter of 2021 from 19.5% for the third quarter of 2020. The components of the $2,110,000 increase in selling, general and administrative expenses for the third quarter of 2021 from the third quarter of 2020 were as follows (dollars in thousands):

	Increase
Compensation	$725	7.0	% (1)
Legal fees	568	178.7	% (2)
Commissions	205	29.5	% (3)
Travel expense	169	94.7	% (4)
Outside services	152	29.9	% (5)
Advertising	148	22.9	% (6)
Employment recruiting	131	179.1	% (7)
Other, net	12	0.5%

	$2,110	13.9%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(3)	Increase primarily attributable to an increase in net revenues subject to commissions.
(4)	Increase primarily attributable to a resumption of travel by the Company’s sales and marketing personnel, though still at levels significantly lower than prior to the COVID 19 pandemic.
(5)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(6)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(7)	Increase primarily attributable to an increase in employee recruitment activities at Andover.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Research and development expenses were $13,519,000 for the third quarter of 2021, an increase of $1,487,000, or 12.4%, compared to $12,032,000 for the third quarter of 2020. As a percentage of net revenues, research and development expenses increased to 15.9% for the third quarter of 2021 from 15.4% for the third quarter of 2020. The components of the $1,487,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$710	7.9	% (1)
Project and pre-production materials	583	42.3	% (2)
Deferred costs	149	43.2	% (3)
Employment recruiting	99	464.7%
Outside services	42	57.1%
Overhead absorption	(209)	(69.7)	% (4)
Other, net	113	5.1%

	$1,487	12.4%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.
(4)	Decrease primarily attributable to an increase in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
The significant components of ‘‘Other income (expense), net’’ for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2021	2020	Increase (decrease)
Interest income	$267	$7	$260
Rental income	198	198	—
Foreign currency (losses) gains, net	(110)	140	(250)
Gains on disposals of equipment	39	3	36
Other, net	—	(14)	14

	$394	$334	$60

Interest income increased due to an increase in interest bearing investments in the third quarter of 2021 compared to the third quarter of 2020, due to the investment of the net proceeds of approximately $109.7 million from our underwritten public offering of our Common Stock completed in June 2020. Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the third quarter of 2021 compared to the third quarter of 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Income before income taxes was $12,366,000 for the third quarter of 2021, as compared to $6,437,000 for the third quarter of 2020.
The (benefit) provision for income taxes and the effective income tax rates for the three months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
(Benefit) provision for income taxes	$(886)	$651
Effective income tax rate	(7.2)%	10.1%
The effective tax rates were lower than the statutory tax rates for the three months ended September 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets and excess tax benefits related to stock based compensation during those periods. The (benefit) provision for income taxes for the three months ended September 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the third quarter of 2021 of $13,259,000, or $0.29 per diluted share, compared to $5,785,000, or $0.13 per diluted share, for the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net revenues for the nine
months ended September 30, 2021 were $269,083,000, an increase of $56,809,000, or 26.8%, from $212,274,000 for the nine months ended September 30, 2020. Net revenues, by product line, for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 were as follows (dollars in thousands):

			Increase
	2021	2020	$	%
Brick Products	$150,255	$139,638	$10,617	7.6%
Advanced Products	118,828	72,636	46,192	63.6%

Total	$269,083	$212,274	$56,809	26.8%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business, in the United States and Asia Pacific markets. The increase in net revenues for Brick Products was primarily due to increases from customers in the United States and Europe, offset by a decrease in net revenues from customers in the European markets. The increases in net revenues for both Brick Products and Advanced Products were also the result of increases in new orders for Advanced Products and Brick Products for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in bookings largely reflected our customers’ response to the 20% to 30% increase in lead-times for our Brick Products and Advanced Products, respectively, plus growth in our data center business, for Advanced Products.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Gross margin for the nine months ended September 30, 2021 increased $46,388,000, or 51.0%, to $137,384,000 from $90,996,000 for the nine months ended September 30, 2020. Gross margin, as a percentage of net revenues, increased to 51.1% for the nine month period ended September 30, 2021, as compared to 42.9% for the nine month period ended September 30, 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, an improved mix of higher-margin products shipped, process yield improvements and lower tariff charges.
Selling, general and administrative expenses were $50,865,000 for the nine months ended September 30, 2021, an increase of $3,829,000, or 8.1%, compared to $47,036,000 for the nine months ended September 30, 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 18.9% for the nine months ended September 30, 2021 from 22.2% for the nine months ended September 30, 2020, primarily due to the overall increase in net revenues. The components of the $3,829,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,920	6.2%	(1)
Legal fees	756	51.5%	(2)
Advertising expense	399	20.0%	(3)
Outside services	224	15.1%	(4)
Employment recruiting	210	112.9%	(5)
Depreciation and amortization	155	6.7%	(6)
Commissions	129	5.2%
Facilities allocations	127	11.6%
Other, net	(91)	(1.9)%

	$3,829	8.1%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(3)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(4)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(5)	Increase primarily attributable to an increase in employee recruitment activities at Andover.
(6)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Research and development expenses were $39,818,000 for the nine months ended September 30, 2021, an increase of $1,621,000, or 4.2%, from $38,197,000 for the nine months ended September 30, 2020. As a percentage of net revenues, research and development expenses decreased to 14.8% for the nine month period ended September 30, 2021 from 18.0% for the nine month period ended September 30, 2020, primarily due to the overall increase in net revenues. The components of the $1,621,000 increase in research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,678	6.2	% (1)
Project and pre-production materials	229	3.9	% (2)
Facilities allocations	206	11.1	% (3)
Deferred costs	166	25.7	% (4)
Supplies	92	9.4%
Employment recruiting	85	169.6%
Freight	74	72.6%
Computer expense	73	15.0%
Overhead absorption	(1,039)	(133.8	)% (5)
Other, net	57	1.7%

	$1,621	4.2%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(4)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.
(5)	Decrease primarily attributable to an increase in R&D personnel incurring time on production activities, compared to R&D activities.
The significant components of ‘‘Other income (expense), net’’ for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 and the changes from period to period were as follows (in thousands):

	2021	2020	Increase (decrease)
Interest income	$736	$77	$659
Rental income	594	594	—
Foreign currency (losses) gains, net	(285)	23	(308)
(Losses) gains on disposals of equipment	(67)	9	(76)
Other, net	21	12	9

	$999	$715	$284

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Interest income increased due to an increase in interest bearing investments in 2021 compared to 2020, due to the investment of the net proceeds of approximately $109.7 million from our underwritten public offering of our Common Stock completed in June 2020. Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in 2021 compared to 2020.
Income before income taxes was $47,700,000 for the nine months ended September 30, 2021, as compared to $6,478,000 for the nine months ended September 30, 2020.
The benefit for income taxes and the effective income tax rates for the nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Benefit for income taxes	$(30)	$(249)
Effective income tax rate	(0.1)%	(3.8)%
The effective tax rates were lower than the statutory tax rates for the nine months ended September 30, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets and excess tax benefits related to stock based compensation during those periods. The benefit for income taxes for the nine months ended September 30, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the nine months ended September 30, 2021 of $47,745,000, or $1.06 per diluted share, as compared to $6,717,000, or $0.15 per diluted share, for the nine months ended September 30, 2020.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
September 30, 2021

Liquidity and Capital Resources
As of September 30, 2021, we had $178,663,000 in cash and cash equivalents and $50,217,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 8.2:1 as of September 30, 2021 and 7.8:1 as of December 31, 2020. Working capital, defined as total current assets less total current liabilities, increased $30,968,000 to $307,387,000 as of September 30, 2021 from $276,419,000 as of December 31, 2020.
The changes in working capital from December 31, 2020 to September 30, 2021 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$16,921
Short-term investments	51
Accounts receivable	10,081
Inventories, net	6,140
Other current assets	(123)
Accounts payable	(4,225)
Accrued compensation and benefits	100
Accrued expenses	(965)
Sales allowances	(1,064)
Short-term lease liabilities	4
Income taxes payable	129
Short-term deferred revenue	3,919

$30,968

The primary sources of cash for the nine months ended September 30, 2021 were $50,000,000 from the sale or maturities of short-term investments, $40,227,000 of cash generated from operations, and $8,621,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the nine months ended September 30, 2021 were $50,706,000 for the purchases of short-term investments and $30,942,000 for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of September 30, 2021, we had approximately $22,046,000 of capital expenditure commitments, principally for manufacturing equipment, which we intend to fund with existing cash, and approximately $6,607,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. In addition to these commitments, we have, in aggregate, approximately $20,000,000 of remaining budgeted capital expenditures expected to be incurred through the first half of 2022 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, noted above, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

Vicor Corporation
September 30, 2021
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2021, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investments, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2021.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2021). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
September 30, 2021

(b) Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
September 30, 2021
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

VICOR CORPORATION

Date: November 3, 2021	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)