Form 10-K
period 2021-12-31
VICOR CORP
filed 2022-03-01
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $2,212,125,000.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 16, 2022
Common Stock	32,172,825
Class B Common Stock	11,758,218
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2022 annual meeting of stockholders are incorporated by reference into Part III.
Auditor Id:    185                            Auditor Name:    KPMG LLP                            Auditor Location: Boston, MA

PART I
In this Annual Report on
Form 10-K,
unless the context indicates otherwise, references to “Vicor
®
,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and its subsidiaries, unless otherwise specified.
Our consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Annual Report on Form
10-K.
As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, consolidated financial condition, operating results, and the share price of our Common Stock. This document and other documents filed by us with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and our future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for our future performance and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that we have adequate resources to respond to financial and operational risks associated with the novel coronavirus
(“COVID-19”)
and regarding our and our customers’ ability to effectively conduct business during the pandemic; our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Quarterly Reports on
Form 10-Q
and our Current Reports on Form
8-K,
which may supplement, modify, supersede, or update the factors discussed in this Annual Report on Form
10-K.
We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

ITEM 1.	BUSINESS
Overview
We design, develop, manufacture, and market modular power components and power systems for converting electrical power (expressed as “watts,” and represented by the symbol “W”, with wattage being the product of voltage, expressed as “volts,” and represented by the symbol “V,” and current, expressed as “amperes,” and represented by the symbol “I”).    In electrically-powered devices utilizing alternating current (“AC”) voltage from a primary AC source (for example, a wall outlet), a power system converts AC voltage into the stable direct current (“DC”) voltage necessary to power subsystems and/or individual applications and devices (known as “loads”). In many electronic devices, this DC voltage may be further converted to one or more voltages and currents required by a range of loads. In equipment utilizing DC voltage from a primary DC source (for example, a battery) or a secondary source (such as an
AC-DC
converter), the initial DC voltage similarly may require further conversion. A power system most commonly incorporates four voltage conversion functions: transformation, isolation, rectification, and regulation.
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
We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. Our wholly-owned subsidiary, VICR Securities Corporation, also is located in Andover, Massachusetts. Our other domestic offices are located in Santa Clara, California, Lombard, Illinois, and Lincoln, Rhode Island. Our two Vicor Custom Power
TM
subsidiaries, Freedom Power Systems, Inc. and Northwest Power, Inc., are located in Cedar Park, Texas, and Milwaukie, Oregon, respectively.

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
In August 2020, our subsidiary, VLT, Inc., which was a vehicle for licensing technologies, was merged with and into the Company. In June 2019, our subsidiary, VI Chip Corporation (“VI Chip”), was merged with and into the Company, and its operations and personnel were reassigned. In December 2019, we closed Vicor B.V., a wholly-owned subsidiary incorporated in the Netherlands, which provided logistical and administrative support for certain sales in the European Union.
Our remaining subsidiaries and their legal domicile are set forth in Exhibit 21.1 to this Annual Report on Form
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
Power-on-Package
delivers unprecedented current levels to GPUs and AI ASICs, in part due to the placement of the MCMs directly on the substrate onto which the processor is mounted, thereby minimizing distribution losses associated with high current levels. Placement of MCM units on the substrate also reduces the number of GPU or ASIC processor substrate pins required for power, allowing for their use by other functions (e.g., memory input/output (“I/O”)). This three-module laterally-mounted Power-
on-Package
configuration, powering an AI accelerator card requiring 350W, delivers 0.7V, 650A average current, and up to 1,200A peak current to the GPU or AI ASIC, with superior transient response and unmatched power density.
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

Our latest innovation for powering processors is vertical power delivery, which involves mounting our highest-performance solutions on the underside of the motherboard, opposite the GPU or AI ASIC, thereby enabling a further reduction in distribution losses at the load, yielding higher efficiency and unprecedented power density. Vertically-mounting the solution allows unrestricted access to microprocessor input/output I/O pins on the top side of the motherboard, thereby improving I/O speed and memory access, which are a priority for GPUs and AI ASICs in AI applications. We are in the final development stages of our vertical power delivery solutions and expect to be shipping released products to customers in 2022.
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
Annual revenue associated with the sale of Advanced Products was approximately 47.4%, 35.8%, and 28.6% of the Company’s consolidated revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Advanced Products revenue grew in 2021 primarily due to cloud computing infrastructure growth and the further adoption of AI systems within the cloud.
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
Annual revenue associated with the sale of Brick Products, representing the sum of sales to third-parties of the products previously sold under the former Brick Business Unit operating segment during periods prior to the second quarter of 2019, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 52.6%, 64.2%, and 71.4% of the Company’s consolidated revenue for the years ended December 31, 2021, 2020, and 2019, respectively.
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
As of December 31, 2021, the Company’s order backlog was approximately $345,594,000, compared to $147,550,000 as of December 31, 2020. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.
The lead times between receipt and acceptance of an order and our shipment of the product have increased, largely as a consequence of the
COVID-19
pandemic. The
COVID-19
pandemic has caused widespread delays in production and delivery. In response, during the second quarter of 2021, we extended our quoted lead times for delivery to customers to
26-32
weeks depending on the product family. Customer demand has outstripped capacity and semiconductor suppliers have allocated capacity. In addition, suppliers have increased component pricing. In the second quarter of 2021, we increased our prices in response to component cost increases that could no longer be absorbed.
A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. Over the past four years, the volume of orders booked and shipped within a quarter has declined steadily, reflecting lengthened delivery lead times across the electronics industry. However, over the same period, the volume of orders for which customers have requested accelerated delivery has increased, which we believe to be a reflection of improved conditions in many of the market segments we serve with Brick Products. An additional influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume was approximately 19% of 2021 revenue, approximately 14% of 2020 revenue, and approximately 27% of 2019 revenue.

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
For 2021, exports to China and Hong Kong were approximately $98,700,000, representing approximately 27.5% of total revenue and an approximately 6.1% increase over the 2020 total of approximately $93,000,000. We believe this increased volume was primarily associated with the stimulus spending of the Chinese government, although we also believe an unquantifiable amount of this volume may have been associated with accelerated purchasing by customers anticipating further deterioration of the trade relationship between China and the U.S. Our belief is based on input from our distribution partners in China, as well as the mix of products exported over the past three years. Exports to China and Hong Kong peaked at approximately $109,000,000 in 2018, but that figure included approximately $50,000,000 of exports of Advanced Products to OEM customers and their contract manufacturers. The majority of the programs associated with this amount were transferred to other countries, as contract manufacturers for the majority of production programs in China and Hong Kong sought to avoid inbound and outbound tariffs. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).
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
Marketing and Sales
We reach and serve customers through several sales channels: a direct sales force; a network of independent sales representative organizations in North America; independent, authorized non-stocking
distributors in Europe and Asia; and four authorized stocking distributors world-wide: Arrow Electronics, Inc.,
Digi-Key
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
Because of the technically complex nature of our products and the applications they address, we maintain an extensive staff of Field Applications Engineers to support our own sales and customer support activities, as well as those of our channel partners. Field Application Engineers, based in our TSCs, provide direct technical support worldwide by reviewing new applications and technical matters with our channel partners in support of existing and potential customers. Product Development Engineering is located in our Andover headquarters, where our Product Development Engineers support the Field Application Engineers assigned to all of our TSCs.
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
Our
web-based
resources are an important element of our efforts to interact with and support customers. Within our website, the
Power System Designer
workspace of tools and references allow engineers to select, architect, and implement power systems using our products. Our highly differentiated
Whiteboard
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
As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering, which has resulted in significant expansion of our sales and application engineering infrastructure over historical levels, notably across Asia. We incurred approximately $46,602,000, $43,396,000, and $43,387,000 in marketing and sales expenses in 2021, 2020, and 2019, respectively, representing approximately 13.0%, 14.6%, and 16.5% of revenues in 2021, 2020, and 2019, respectively.
Manufacturing, Quality Assurance, and Supply Chain Management
Our manufacturing facility, of approximately 320,000 square feet, is located in Andover, Massachusetts, where we are headquartered. In this facility, we manufacture Brick Products, with the exception of custom products produced by our Vicor Custom Power and VJCL subsidiaries, and Advanced Products, with the exception of certain products manufactured, packaged, and tested by third party wafer foundries and packaging contractors in the United States and Asia.
Our primary manufacturing processes involve steps common to automated assembly of electronics devices. We also have developed and employ proprietary manufacturing processes that contribute to the differentiated performance of our devices, including the innovative electroplating of our
SM-ChiP
©
modules discussed below. During the third quarter of 2020, we began construction of an addition of approximately 90,000 square feet to our existing manufacturing facility. We initially planned on taking occupancy of the addition in the first half of 2021, but due to a variety of factors including the effect of the global pandemic, we now plan to take occupancy of this addition during the first half of 2022.
As previously disclosed, we partner with a highly-specialized third-party developer of electroplating processes and equipment, which performs certain elements of our proprietary manufacturing process using equipment designed by the developer. In 2019 and 2020, we entered into service and equipment purchase agreements with this partner. While commodity electroplating services are available from numerous alternate providers, we entered into these agreements due to the level of our collaboration to date with the partner in the refinement of certain proprietary processes we employ and our joint commitment to environmentally sound manufacturing minimizing toxic waste. Approximately one-half
of the addition to our manufacturing facility will be allocated to installation of highly-automated equipment scheduled to be delivered by the partner, beginning in the first half of 2022, which equipment is expected to enable the vertical integration of all manufacturing process steps for
SM-ChiP
modules. We expect the
pre-production
qualification of this installed equipment will begin late during the first half of 2022, with production volumes to follow later in the year. We have relied on this partner’s services to meet our requirements for
SM-ChiP
production to date, but we expect to have fully-operational production capabilities on site. The initial planned installation dates for this equipment in 2021 were, in some cases, delayed due to a variety of factors including the effect of the global pandemic.
We continue to make investments in automated manufacturing equipment, particularly for expansion of production capacity for Advanced Products. During 2019, through investment in additional capital equipment, we increased our total manufacturing capacity in our Andover facility by approximately 35%. The addition of manufacturing lines and the vertical integration of electroplating are expected to increase our Advanced Products capacity by an additional 100%, based on additional machine capacity and accelerated cycle times due to vertical integration. During 2020, we began construction of a two-story
addition to our Andover manufacturing facility that is intended to expand the Advanced Products production area by approximately 90,000 square feet. Construction and occupancy were delayed from 2021 to 2022. We have taken occupancy of the expansion and equipment installation is underway.
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

Components and materials used in our products are purchased from a variety of domestic and international vendors. Generally, the global electronics supply chain continued to be impacted by the
COVID-19
pandemic in 2021. Lead times for delivery of certain raw materials remain extended, particularly as a result of the impacts of new
COVID-19
variants. Most of these raw materials are available from multiple sources, whether directly from suppliers or indirectly through distributors, and, during 2021 we continued to opportunistically expand certain raw material inventories to offset the uncertainties associated with availability and lead times.
Certain Advanced Products and semiconductor devices used in our production are manufactured by a limited number of wafer foundries, with packaging and test services provided by a limited number of third parties. We rely on these wafer foundries and packaging and test providers for supply continuity of these critical semiconductor devices. Throughout 2021, the semiconductor test and packaging segment of the global electronics supply chain experienced well-publicized capacity constraints, and, as a result, we have continued to experience unpredicted delays in receipt of certain semiconductor components from our packaging and test vendors. To date, these delays have not had a material impact on our ability to meet customer delivery requirements. In response to current schedule uncertainties, we are seeking alternate providers of packaging and test services and may further increase inventory levels for these semiconductor components, when possible. Should these capacity constraints continue or worsen and we are unable to obtain the necessary volumes of required semiconductor components, we may not be able to meet delivery commitments for certain customers and may not be able to reduce delivery lead times for the foreseeable future.
To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2021, costs associated with tariffs totaled approximately $6,678,000, a decrease of 8% over the $7,259,000 in costs incurred for the year ended December 31, 2020. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. We have recovered $676,000 through December 31, 2021, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.
Intellectual Property
Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important domestic and foreign patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $53,114,000, $50,916,000, and $46,588,000 in research and development expenses in 2021, 2020, and 2019, respectively, representing approximately 14.8%, 17.2%, and 17.7% of revenues in 2021, 2020, and 2019, respectively.
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
As of December 31, 2021, in the United States, we have been issued 121 patents having expirations scheduled between 2022 and 2038 and have filed a number of patent applications which are still pending, many of which are to issue as patents in 2022. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.
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
As of December 31, 2021, we had 1,027 full-time employees, of which 924 were in the U.S. and 103 were in our international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
We seek to support the communities in which we operate and believe this commitment contributes to our efforts to attract and retain employees. We support our employees in volunteer initiatives. We also partner with a range of non-profit
organizations and have had notable success in our collaboration for over two decades with the Crest Collaborative of Methuen, MA, a local advocacy agency, in providing enriching employment opportunities for individuals with disabilities.
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

•
our ability to manage our supply chain, inventory levels, and our own manufacturing capacity or that of third-party partners, particularly in the event of delays or cancellation of significant customer orders or in the event of delays or cost increases associated within our supply chain;

•
our ability to effectively coordinate changes in the mix of products we manufacture and sell, while managing our ongoing transition in organizational focus and manufacturing infrastructure to Advanced Products from Brick Products;

•	our ability to provide and maintain a high level of sales and engineering support to an increasing number of demanding, high volume customers;

•	the ability of our third party suppliers and service subcontractors to provide us sufficient quantities of high quality products, components, and/or services on a timely and cost-effective basis;

•	the effectiveness of our ongoing efforts to continuously reduce manufacturing costs and manage operating expenses;

•	our ability to utilize our manufacturing facilities and personnel at efficient levels, maintaining sufficient production capacity and necessary manufacturing yields;

•	our ability to plan, schedule, and execute capacity expansion, including the anticipated addition in 2022 of approximately 90,000 square feet to our Andover manufacturing facility;

•	the timing of our new product introductions and our ability to meet customer expectations for timely delivery of fully qualified products;

•	the timing of new product introductions or other competitive actions (e.g., product price reductions) by our competitors;

•	the ability to hire, retain, and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	litigation-related costs, which may be significant;

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

•	costs related to compliance with increasing worldwide governance, quality, environmental, and other regulations;

•	costs and consequences of disruption by third-parties of our global computer network and related resources; and

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
During 2020, global economic conditions varied by region, and were rapidly and significantly influenced by the
COVID-19
pandemic. The
COVID-19
pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for all four quarters of 2020, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time.
Our deliveries to and orders from North American industrial and defense electronics customers declined sharply at the onset of the pandemic, during the first quarter of 2020, given reduced manufacturing activity and broad uncertainty. The second half of 2020 saw a recovery of North American activity to pre-pandemic
levels. Further growth continued through 2021.
Trading conditions in China (inclusive of Hong Kong, our largest international market), had deteriorated through 2019 due to macroeconomic and trade-related uncertainties. At the beginning of 2020, trading conditions were significantly further affected by the
COVID-19
pandemic, with much of the country’s manufacturing disrupted for January and February 2020. By late March 2020, after aggressive measures to contain the coronavirus, the Chinese government quickly implemented economic stimulus measures, and we experienced a rapid recovery of demand from China and Hong Kong. This demand was sustained through the first part of 2021 before subsiding in late 2021. As addressed in our discussion herein of market characteristics, exports to China and Hong Kong for 2021 totaled approximately $98,700,000, representing approximately 27.5% of total revenue for the year. We believe this volume was primarily associated with the stimulus spending of the Chinese government, although we also believe an unquantifiable amount of this volume may have been associated with accelerated purchasing by customers anticipating further deterioration of the trade relationship between China and the U.S., which, if it were to occur, could substantially limit purchases by such customers. Our belief is based on input from our distribution partners in China, as well as the mix of products exported over the past four years, reflecting the transfer by our OEM customers for Advanced Products (and their contract manufacturers) of the majority of production programs from China and Hong Kong to other countries in order to avoid inbound and outbound tariffs. Exports to China and Hong Kong peaked at approximately $109,000,000 in 2018, but that figure included approximately $50,000,000 of exports of Advanced Products to OEM customers and their contract manufacturers.
We anticipate demand in 2022 from China and Hong Kong will decline, based on information from our customers and distribution partners. Should China’s economic stimulus policies change or if there is a further deterioration of trade relations between the U.S. and China, such demand may further decline. However, we cannot predict if or when circumstances may change, nor can we predict the amount by which bookings or shipments may change.
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
For the years ended December 31, 2021, 2020, and 2019, revenues from sales outside the United States were 67.0%, 64.4%, and 53.7%, respectively, of our total revenues. Net revenues from customers in China and Hong Kong, our largest international market, accounted for approximately 27.5% in 2021, approximately 31.4% in 2020, and approximately 22.1% in 2019, respectively, of total net revenues. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to continue to increase.
To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2021, Section 301 Tariffs totaled approximately $6,678,000, a decrease of 8% over the $7,259,000 incurred for 2020. For 2021, 2020 and 2019, Section 301 Tariffs totaled approximately 1.9%, 2.4% and 2.0%, respectively, of annual revenue, representing a material reduction in our gross profit margin as a percentage of annual revenue.
We continue to evaluate alternative sources of raw materials, and in 2020 and 2021, we qualified non-Chinese
vendors for certain high-volume raw materials and components. We anticipate a reduction in Section 301 Tariffs we incur during 2022, given the ongoing transition to non-Chinese
vendors, but we are not able to estimate the amount of such reduction, if any. Similarly, we cannot predict if or when the U.S. government may reduce or eliminate Section 301 Tariffs.
We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. We have recovered $676,000 through December 31, 2021, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.
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
The power systems industry, and the electronics industry as a whole, can be subject to pronounced, lengthy business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of components and materials to match production schedules and customer delivery requirements. Many of our products require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key components or materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient raw materials to manufacture products for our customers has reduced, in the past, our revenue and profitability and could do so again. Over the course of the last year there have been circumstances where supply disruptions, often associated with the global pandemic, have impacted our results.

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
As previously disclosed, we rely on a third-party partner to provide certain manufacturing steps associated with a proprietary Advanced Products packaging process. This process, developed with the third-party partner, involves complex electroplating, performed on equipment developed by the third-party partner. An important, differentiating benefit of this proprietary process is that it does not generate problematic effluent, resulting in an environmentally safe approach to electroplating, with minimal waste. We have entered into agreements with the third-party partner for production and transfer of technologies and process know-how,
including the purchase of the enabling equipment developed by the third-party partner.
To date, we have successfully relied upon this third-party partner to perform these manufacturing steps, although we have experienced delivery delays and higher costs associated with the third-party partner’s volume constraints. This experience has caused us to establish our own high-volume capabilities in-house,
modifying, in 2020, our construction plans to accommodate a dedicated, on-premises
electroplating process facility. This project is nearing completion, as discussed elsewhere. We expect to rely on our third-party partner for production requirements through the installation and qualification for production of the enabling equipment in the addition to our Andover manufacturing facility. We may also rely on our third-party partner in the future for surge capacity requirements.
If the third-party partner cannot deliver sufficient volumes to us, if we are unable to complete our facility expansion in a timely manner, or if we are unable to effectively implement the new manufacturing processes, we may not be able to achieve the expected volumes or production capacity and, as a result, may experience reduced manufacturing yields, delays in product deliveries, and/or increased expenses, any of which could negatively influence our financial condition and results of operations.
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
We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our extended long-term volume forecast, we anticipate additional capacity will be required to meet expected customer requirements. During the second quarter of 2020, we began construction of an approximately 90,000 square foot, two-story
addition to our existing plant, and that construction continues on a modified schedule, which accounts for a delay in completing construction from 2021 to 2022, and reflects an expectation that production will begin later this year.
The addition to our facility includes installation of certain equipment and implementation of certain manufacturing steps associated with Advanced Products manufacturing processes we currently outsource to a third-party partner, as described above. These manufacturing processes are associated with a proprietary packaging approach requiring complex electroplating processes using environmentally safe technologies. Given our volume expectations and the proprietary elements of these processes, we have chosen to accelerate the development of a captive capacity that we expect will exceed the total capacity available from our third-party partner. Today, we own and operate, with our employees, certain equipment on premises at our third-party partner and, as such, have established a level of operational competence we believe will enable us to successfully install and implement these manufacturing processes internally. However, we may experience delays and incur additional costs during 2022 in implementing the manufacturing processes, given the complexity of the installation and qualification of the equipment.
Once the facility expansion has been completed and all manufacturing equipment installed and qualified for volume production, we may not achieve the anticipated production volumes and operating efficiencies. As we qualify equipment and bring production online, any delay in achieving anticipated operating efficiencies associated with added capacity may cause manufacturing costs to be higher than expected for some period of time, thereby potentially negatively influencing our operating and financial results.
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
As of December 31, 2021, we were compliant with the comprehensive requirements for the protection of controlled unclassified information (“CUI”) as set forth in Special Publication
800-171
of the National Institute of Standards and Technology (“NIST”). The Company provides confidential information to third party business partners and/or receives confidential information from third party business partners in certain circumstances, when doing so is necessary to conduct business, particularly with departments of agencies of the U.S. Government. While we employ confidentiality agreements to protect other sensitive information (i.e., information not considered CUI), our own security measures or those of our third party service providers may not be sufficient to protect such information in the event the computing infrastructure of these third party business partners is compromised. Security incidents involving our computing and communications infrastructure or that of a third party business partner or service provider could result in the misappropriation or unauthorized release of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in an interruption to our operations, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation, any of which could have a material and adverse effect on our operating results and financial condition. Our network segmented NIST
800-171
environment was not impacted by the December 2019 ransomware incident, but there can be no assurance that it will not be impacted by similar incidents in the future, which could have a material and adverse effect on our operating results and financial condition for the reasons described above.
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
Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely influence our business and financial results. In particular, we are dependent on the services of Dr. Vinciarelli, our founder, Chairman of the Board, Chief Executive Officer, and President. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our results of operations. In addition, our research and development and marketing and sales activities depend on highly skilled engineers and other personnel with technical skills, who are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain such employees, our ability to successfully implement our business strategy may be harmed. The labor market for skilled and unskilled workers has been very tight over the past year, and at times we have experienced longer than normal times in recruiting necessary resources, and have had to increase compensation to attract and retain employees.
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
Our future success depends substantially upon further customer acceptance of our innovative Advanced Products including our
Power-on-Package
concept for the computing market and Advanced Products supporting the electrification of automobiles.
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
In 2021, we continued our expansion of a dedicated sales effort to penetrate the automotive market with our Advanced Products, notably in the electrification of passenger automobiles. Our Power Component Design Methodology provides conversion solutions for 800V, 400V, and 48V within advanced electric vehicles. The automotive market is dominated by relatively few global OEMs and “tiers” of well-established suppliers. Penetrating this market will be challenging and we may not be successful in doing so.
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
Please see Note 15 — Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.
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
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is considered probable an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements. As of December 31, 2021, our evaluation led us to conclude no accrual of a loss contingency was warranted.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals (including gold, tantalum, tin, and tungsten, and their related ores), originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC released final rules for annual disclosure and reporting for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We began to implement processes within our supply chain to comply with these rules beginning in 2012, filed our initial Form SD in May 2014, and have filed Form SD annually since then. There have been and will continue to be costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be certain we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.
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
In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2021, we have no plans to declare or pay a cash dividend.
The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2021, Dr. Vinciarelli was the beneficial owner of 9,592,017 shares of our Common Stock, plus 273,394 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2021. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one
basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 48.1% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.
Dr. Vinciarelli owns 93.8% of the issued and outstanding shares of our Class B Common Stock, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of the Class B Common Stock issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 80.0% of our outstanding voting securities, has effective control of our governance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters building in Andover, Massachusetts, which we own, provides approximately 90,000 square feet of office space for our sales, marketing, engineering, and administrative personnel. We also own a building of approximately 320,000 square feet in Andover, Massachusetts, including the expansion discussed below, which houses all Massachusetts manufacturing activities.
Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Based on our long-term forecast of production levels, we anticipate substantial additional capacity will be required to meet expected requirements beyond 2023. During 2020, we began construction of a two-story
addition to our Andover manufacturing facility that is intended to expand the Advanced Products production area by approximately 90,000 square feet. Completion of the construction and production have been delayed from 2021 to 2022. We have received an occupancy permit, though, for the addition and therefore equipment installation is underway. We also are proceeding with the evaluation of alternative projects for the addition of another, larger manufacturing facility to be focused on Advanced Products for automotive applications, should we anticipate the need based on our forecasts for capacity beyond 2023.

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
See Note 15 — Commitments and Contingencies, to the Consolidated Financial Statements for a complete description of the Company’s legal proceedings.

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
As of February 16, 2022, there were 100 holders of record of our Common Stock and 13 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.
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

Month of Fourth Quarter 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Pursuant to November 2000 Plan	Remaining Dollar Value of Shares Authorized For Purchase Pursuant to November 2000 Plan
October 1 — 31, 2021	—	$—	—	$8,541,000
November 1 — 30, 2021	—	$—	—	$8,541,000
December 1 —31, 2021	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

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
The graph assumes an investment of $100 on December 31, 2016, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.
Comparison of Five Year Cumulative Return
Among Vicor Corporation, S&P 500 Index
and S&P SmallCap 600 Index

	2016	2017	2018	2019	2020	2021
Vicor Corporation	$100.00	$138.41	$250.26	$309.40	$610.73	$840.93
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form
10-K.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
A discussion regarding our results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, was included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, on pages
35-37
under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on March 1, 2021.
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
Ongoing / Potential Impacts of the
COVID-19
Pandemic on the Company
As of the date of this report, the number of Company employees diagnosed with
COVID-19
and the corresponding absenteeism due to
COVID-19
are negligible. We did experience higher rates of absenteeism in January 2022, as experienced in many parts of the country during that period. While the productivity of our factory is not currently impacted by
COVID-19,
productivity may be reduced if quarantine rates increase or if the number of employees diagnosed with
COVID-19
requires further implementation of restrictive health and safety measures, including factory closure. We continue to operate with three shifts in our factory, and, with very few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.
We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. We have taken steps to address certain supply chain risks, and we believe our actions have mitigated those risks to date; however, there are no assurances that those steps will continue to mitigate risks in 2022 and beyond.
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
2021 Financial Highlights

•	Net revenues increased 21.2% to $359,364,000 for 2021, from $296,576,000 for 2020. The increase was primarily in sales of Advanced Products, due to an increase in new orders for the year ended

December 31, 2021, compared to the year ended December 31, 2020. Net revenues for Brick Products for 2021 decreased slightly compared to 2020.    The increase in orders of Advanced Products largely reflected our customers’ response to the 20% to 30% increase in lead-times, as well as growth in our data center and high performance computing business for Advanced Products.

•	Export sales, as a percentage of total revenues, represented approximately 67.0% in 2021 and 64.4% in 2020.

•
Gross margin increased to $178,200,000 for 2021, from $131,447,000 for 2020. Gross margin, as a percentage of net revenues increased to 49.6% for 2021 from 44.3% for 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, an improved mix of higher-margin products shipped, process yield improvements and lower tariff charges.

•
Backlog, representing the total of orders for products received for which shipment is scheduled within the next 12 months, was approximately $345,594,000 at the end of 2021, as compared to $147,550,000 at the end of 2020, due to the significant increase in orders in 2021 compared to 2020.

•
Operating expenses for 2021 increased $8,519,000, or 7.5%, to $122,598,000 from $114,079,000 for 2020, due to increases in selling, general, and administrative expenses of $6,321,000 and research and development expenses of $2,198,000. Compensation and related personnel costs closely track headcount and annual merit-based increases in salary and wages, which did increase in 2021 compared to 2020 for both selling, general, and administrative and research and development expenses. However, certain other expenses, such as prototyping costs in research and development, or advertising and promotion costs associated with sales initiatives, can vary meaningfully period to period.

•	We reported net income for 2021 of $56,625,000, or $1.26 per diluted share, compared to net income of $17,910,000, or $0.41 per diluted share, for 2020.

•
In 2021, as a result of activities associated with our construction and capacity expansion, depreciation and amortization totaled $11,705,000, and capital expenditures were $47,761,000, compared to $11,056,000 and $28,653,000, respectively, for 2020.

•
Inventories increased by approximately $10,053,000, or 17.6%, to $67,322,000 at the end of 2021, as compared to $57,269,000 at the end of 2020, primarily due to vendor component supply issues and limitations with our factory capacity, both of which contributed to production delays. We expect these issues will continue to negatively impact production in 2022.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31, 2021, 2020, and 2019. This table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Gross margin	49.6%	44.3%	46.8%
Selling, general and administrative expenses	19.3%	21.3%	23.8%
Research and development expenses	14.8%	17.2%	17.7%
Income before income taxes	15.8%	6.2%	5.7%
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, and our associated judgments, including those related to inventories, income taxes, contingencies, and litigation. We base our estimates, assumptions, and judgments on historical experience, knowledge of current conditions, and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We also have other policies we consider key accounting policies (See Note 2 to the Consolidated Financial Statements –
Significant Accounting Policies –Recently Adopted Accounting Standards
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
Evaluation of the Realizability of Deferred Tax Assets
Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results as a result of increases in bookings, the Company is in a cumulative loss position as of December 31, 2021, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2021. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, supply and capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The amount of any such tax benefit associated with release of our valuation allowance in a particular quarter may be material.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued accounting standards will not have a material impact on our future financial condition and results of operations. See Note 2 –
Significant Accounting Policies
–
Impact of recently issued accounting standards
, to the Consolidated Financial Statements for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and expected impact on our financial position and results of operations.
Other new pronouncements issued but not effective until after December 31, 2021 are not expected to have a material impact on our consolidated financial statements.
Year ended December 31, 2021 compared to Year ended December 31, 2020
Consolidated net revenues for 2021 were $359,364,000, an increase of $62,788,000, or 21.2%, as compared to $296,576,000 for 2020.
Net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2021	2020	$	%
Brick Products	$189,144	$190,256	$(1,112)	(0.6)%
Advanced Products	170,220	106,320	63,900	60.1%

Total	$359,364	$296,576	$62,788	21.2%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business, in the United States and Asia Pacific markets. The decrease in net revenues for Brick Products was primarily due to a decrease in net revenues from customers in the United States and Asia Pacific markets, partially offset by increases from customers in Europe. The increase in net revenues for Advanced Products was also the result of increases in new orders for Advanced Products for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in orders largely reflected our customers’ response to the 20% to 30% increase in lead-times and growth in our data center and high performance computing business for Advanced Products.
Gross margin for 2021 increased $46,753,000, or 35.6%, to $178,200,000 from $131,447,000 in 2020. Gross margin as a percentage of net revenues increased to 49.6% in 2021 from 44.3% in 2020. The increase in gross margin dollars and gross margin percentage was primarily due to the increase in net revenues, an improved mix of higher-margin products shipped, process yield improvements and lower tariff charges.
Selling, general, and administrative expenses were $69,484,000 for 2021, an increase of $6,321,000, or 10.0%, as compared to $63,163,000 for 2020. As a percentage of net revenues, selling, general, and administrative expenses decreased to 19.3% in 2021 from 21.3% in 2020, primarily due to the increase in net revenues.

The components of the $6,321,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase
Compensation	$3,090	7.4	%(1)
Legal fees	1,418	77.6	%(2)
Outside services	394	19.8	%(3)
Employment recruiting	394	168.1	%(4)
Advertising expenses	375	12.4	%(5)
Depreciation and amortization	282	9.0	%(6)
Travel expense	160	13.9	%(7)
Computer expense	138	12.9%
Other, net	70	0.8%

	$6,321	10.0%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.

(2)	Increase primarily attributable to an increase in activity related to the SynQor litigation and for certain corporate legal matters.

(3)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.

(4)	Increase primarily attributable to an increase in employee recruitment activities at Andover.

(5)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.

(6)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

(7)	Increase primarily attributable to a resumption of travel by the Company’s sales and marketing personnel, though still at levels significantly lower than prior to the COVID-19 pandemic.
Research and development expenses increased $2,198,000, or 4.3%, to $53,114,000 in 2021 from $50,916,000 in 2020. As a percentage of net revenues, research and development expenses decreased to 14.8% in 2021 from 17.2% in 2020, primarily due to the increase in net revenues.
The components of the $2,198,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,495	7.0	%(1)
Deferred costs	329	44.6	%(2)
Facilities allocations	258	10.4	%(3)
Supplies	203	15.0	%(4)
Depreciation and amortization	127	6.4%
Set-up and tooling expenses	108	21.6%
Freight	106	71.6%
Project and pre-production materials	(326)	(4.2	)%(5)
Overhead absorption	(1,208)	(101.6	)%(6)
Other, net	106	21.6%

	$2,198	4.3%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.

(2)	Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.

(3)	Increase primarily attributable to an increase in utilities and building maintenance expenses.

(4)	Increase in engineering supplies.

(5)	Decrease primarily attributable to lower prototype development costs for Advanced Products.

(6)	Decrease primarily attributable to an increase in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
The significant changes in the components of “Other income (expense), net” for the years ended December 31 were as follows (in thousands):

			Increase
	2021	2020	(decrease)
Interest income	$930	$95	$835
Rental income	792	792	—
(Loss) gain on disposal of equipment	(72)	13	(85)
Foreign currency (losses) gains, net	(336)	181	(517)
Other	(111)	12	(123)

	$1,203	$1,093	$110

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
Income before income taxes was $56,805,000 in 2021, as compared to $18,461,000 in 2020.
The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2021	2020
Provision for income taxes	$176	$539
Effective income tax rate	0.3%	2.9%
The effective tax rates were lower than the statutory tax rates for the year ended December 31, 2021 and 2020 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets and for excess tax benefits related to stock based compensation during both years. The provision for income taxes for the years ended December 31, 2021 and 2020 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes to fully offset taxable income.
See Note 14 to the Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the year ended December 31, 2021 of $56,625,000, or $1.26 per diluted share, as compared to $17,910,000, or $0.41 per diluted share, for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2021, we had $182,418,000 in cash and cash equivalents and $45,215,000 of highly liquid short-term investments. The ratio of current assets to current liabilities was 7.3:1 at December 31, 2021, as compared to 7.8:1 at December 31, 2020. Net working capital increased $31,248,000 to $307,667,000 at December 31, 2021 from $276,419,000 at December 31, 2020.
The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$20,676
Short-term investments	(4,951)
Accounts receivable	14,098
Inventories	10,053
Other current assets	(48)
Accounts payable	(7,068)
Accrued compensation and benefits	1,341
Accrued expenses	(1,534)
Sales allowances	(867)
Short-term lease liabilities	78
Income taxes payable	73
Short-term deferred revenue and customer prepayments	(603)

$31,248

The primary sources of cash for the year ended December 31, 2021 were $75,000,000 of cash from the sale or maturities of short-term investments, $54,444,000 of cash generated from operations, and $10,243,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the year ended December 31, 2021 were $70,900,000 for the purchases of short-term investments and $47,761,000 for the purchase of property and equipment.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2021. As of December 31, 2021, we had approximately $8,541,000 remaining for share purchases under the November 2000 Plan.
As of December 31, 2021, we had a total of approximately $32,949,000 of capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $4,803,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for. As of December 31, 2021 we have approximately $36,600,000 of remaining capital expenditures expected to be incurred through the first half of 2022 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new production equipment. Of this expected amount, which is primarily for the new production equipment, approximately $24,000,000 has been approved and is included in the aggregate total of $32,949,000 of capital expenditure commitments above. The remaining amount of approximately $12,600,000 is expected to be approved in 2022. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility (as described above), including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.
We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2021, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2021.
We estimate our annual interest income would change by approximately $30,000 in 2021 for each 100 basis point increase or decrease in interest rates.
Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2021, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $211,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Vicor Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
first-out
method, or net realizable value. The Company’s estimation process for assessing net realizable value is based upon expected future utility, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements, approximately 76%, or $51.3 million, of the Company’s total inventory balance is comprised of raw materials.
We identified the evaluation of the realizability of raw materials inventory to be a critical audit matter. Subjective auditor judgement was required as a result of uncertainty in market conditions used to estimate forecasted future usage and the long lead times to acquire raw materials within the global electronics supply chain. Changes in forecasted future usage could have a significant impact on the realizability of raw materials inventory.
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

Realizability of domestic deferred tax assets
As discussed in Note 14 to the consolidated financial statements, the Company had a valuation allowance of $43.3 million against all domestic deferred tax assets, for which realization cannot be considered more likely than not. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
We identified the evaluation of the realizability of the domestic deferred tax assets as a critical audit matter due to the subjectivity involved in assessing the recoverability of those deferred tax assets. Subjective auditor judgement was required to evaluate the uncertainty inherent in estimating the Company’s ability to generate sufficient domestic taxable income exclusive of reversing temporary differences of the appropriate character in the future.
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
Boston, Massachusetts
March 1, 2022

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(In thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$182,418	$161,742
Short-term investments	45,215	50,166
Accounts receivable, less allowance of $82 in 2021 and 2020	55,097	40,999
Inventories, net	67,322	57,269
Other current assets	6,708	6,756

Total current assets	356,760	316,932
Deferred tax assets	208	226
Long-term investment, net	2,639	2,517
Property, plant and equipment, net	115,975	74,843
Other assets	1,623	1,721

Total assets	$477,205	$396,239

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,189	$14,121
Accrued compensation and benefits	12,753	14,094
Accrued expenses	4,158	2,624
Sales allowances	1,464	597
Short-term lease liabilities	1,551	1,629
Income taxes payable	66	139
Short-term deferred revenue and customer prepayments	7,912	7,309

Total current liabilities	49,093	40,513
Long-term deferred revenue	413	733
Long-term income taxes payable	569	643
Long-term lease liabilities	3,225	2,968
Contingent consideration obligations	—	227

Total liabilities	53,300	45,084
Commitments and contingencies (Note 15)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value,
14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2021 and 2020	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,789,528 shares issued and 32,154,722 shares outstanding in 2021; 43,204,671 shares issued and 31,569,865 shares outstanding in 2020	439	433
Additional paid-in capital	345,664	328,392
Retained earnings	217,633	161,008
Accumulated other comprehensive loss	(1,328)	(204)
Treasury stock at cost: 11,634,806 shares in 2021 and 2020	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	423,599	350,820
Noncontrolling interest	306	335

Total equity	423,905	351,155

Total liabilities and equity	$477,205	$396,239

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except per share amounts)

	2021	2020	2019
Net revenues	$359,364	$296,576	$262,977
Cost of revenues	181,164	165,129	140,011

Gross margin	178,200	131,447	122,966
Operating expenses:
Selling, general and administrative	69,484	63,163	62,557
Research and development	53,114	50,916	46,588

Total operating expenses	122,598	114,079	109,145

Income from operations	55,602	17,368	13,821
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	122	7	(16)
Portion of (gains) losses recognized in other comprehensive income	(118)	(3)	20

Net credit gains recognized in earnings	4	4	4
Other income (expense), net	1,199	1,089	1,062

Total other income (expense), net	1,203	1,093	1,066

Income before income taxes	56,805	18,461	14,887
Less: Provision for income taxes	176	539	778

Consolidated net income	56,629	17,922	14,109
Less: Net income attributable to noncontrolling interest	4	12	11

Net income attributable to Vicor Corporation	$56,625	$17,910	$14,098

Net income per common share attributable to Vicor Corporation:
Basic	$1.30	$0.42	$0.35
Diluted	$1.26	$0.41	$0.34
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,651	42,186	40,330
Diluted	44,966	43,869	41,677
See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Consolidated net income	$56,629	$17,922	$14,109
Foreign currency translation (losses) gains, net of tax benefit (1)	(425)	200	33
Unrealized losses on available-for-sale securities, net of tax (1)	(732)	(6)	(20)

Other comprehensive (loss) income	(1,157)	194	13

Consolidated comprehensive income	55,472	18,116	14,122
Less: Comprehensive (loss) income attributable to noncontrolling interest	(29)	27	13

Comprehensive income attributable to Vicor Corporation	$55,501	$18,089	$14,109

(1)
The deferred tax assets associated with cumulative foreign currency translation gains and cumulative unrealized losses on available for sale securities are completely offset by a tax valuation allowance as of December 31, 2021, 2020, and 2019. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2021.

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Operating activities:
Consolidated net income	$56,629	$17,922	$14,109
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,705	11,056	10,334
Stock-based compensation expense	7,035	5,883	3,036
(Decrease) increase in long-term deferred revenue	(320)	(321)	822
(Decrease) increase in long-term income taxes payable	(74)	76	329
Deferred income taxes	18	(21)	60
Provision (recovery) for doubtful accounts	—	23	(144)
Credit gain on available-for-sale securities	(4)	(4)	(4)
(Decrease) increase in contingent consideration obligations	(74)	—	280
(Decrease) increase in other assets	(43)	182	(35)
Change in current assets and liabilities, net	(20,428)	(54)	(6,576)

Net cash provided by operating activities	54,444	34,742	22,211
Investing activities:
Purchases of short-term investments	(70,900)	(50,166)	—
Additions to property, plant and equipment	(47,761)	(28,653)	(12,485)
Sales and maturities of short-term investments	75,000	—	—

Net cash used for investing activities	(43,661)	(78,819)	(12,485)
Financing activities:
Proceeds from employee stock plans	10,243	11,585	4,742
Proceeds from public offering of Common Stock	—	109,681	—
Payment of contingent consideration obligations	(153)	(224)	(237)
Noncontrolling interest dividend paid	—	—	(139)

Net cash provided by financing activities	10,090	121,042	4,366
Effect of foreign exchange rates on cash	(197)	109	19

Net increase in cash and cash equivalents	20,676	77,074	14,111
Cash and cash equivalents at beginning of year	161,742	84,668	70,557

Cash and cash equivalents at end of year	$182,418	$161,742	$84,668

Change in current assets and liabilities:
Accounts receivable	$(14,301)	$(2,816)	$5,714
Inventories, net	(10,134)	(8,049)	(1,812)
Other current assets	10	369	(2,895)
Accounts payable and accrued liabilities	2,503	8,668	(7,339)
Accrued severance and other charges	93	—	(234)
Short-term lease payable	4	34	12
Income taxes payable	(73)	82	(653)
Deferred revenue	1,470	1,658	631

Change in current assets and liabilities, net	$(20,428)	$(54)	$(6,576)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$645	$79	$2,194
See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2018	$118	$402	$193,457	$129,000	$(394)	$(138,927)	$183,656	$434	$184,090
Issuance of Common Stock under employee stock plans		3	4,739				4,742		4,742
Stock-based compensation expense			3,036				3,036		3,036
Noncontrolling interest dividend paid							—	(139)	(139)
Other			19				19		19
Components of comprehensive income, net of tax
Net income				14,098			14,098	11	14,109
Other comprehensive income					11		11	2	13

Total comprehensive income							14,109	13	14,122

Balance on December 31, 2019	118	405	201,251	143,098	(383)	(138,927)	205,562	308	205,870
Issuance of Common Stock under employee stock plans		10	11,575				11,585		11,585
Issuance of Common Stock in public offering, net		18	109,663				109,681		109,681
Stock-based compensation expense			5,883				5,883		5,883
Other			20				20		20
Components of comprehensive income, net of tax
Net income				17,910			17,910	12	17,922
Other comprehensive income					179		179	15	194

Total comprehensive income							18,089	27	18,116

Balance on December 31, 2020	118	433	328,392	161,008	(204)	(138,927)	350,820	335	351,155
Issuance of Common Stock under employee stock plans		6	10,237				10,243		10,243
Stock-based compensation expense			7,035				7,035		7,035
Components of comprehensive income, net of tax
Net income				56,625			56,625	4	56,629
Other comprehensive loss					(1,124)		(1,124)	(33)	(1,157)

Total comprehensive income (loss)							55,501	(29)	55,472

Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905

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
Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency (losses) gains included in other income (expense), net, w
e
re approximately $(336,000), $181,000, and $(108,000) in 2021, 2020, and 2019, respectively.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concentrations of risk
Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and short-term investments, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents, short-term investments and certain other financial instruments with high credit counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2021 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2021, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.
The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. See Note 17,
Segment Information
, for a discussion of a change to segment reporting in the second quarter of 2019. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure The Company also targets applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2021 and 2020, one customer accounted for approximately 10.0% and 24.1%, respectively, of trade account receivables.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2021 and 2020, the Company recognized revenue of approximately $4,087,000 and $3,550,000, respectively, that was included in deferred revenue at the beginning of the respective period.
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
Advertising expense
The cost of advertising is expensed as incurred. The Company incurred approximately $2,994,000, $2,637,000, and $2,749,000 in advertising costs during 2021, 2020, and 2019, respectively.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2021	2020	2019
Numerator:
Net income attributable to Vicor Corporation	$56,625	$17,910	$14,098

Denominator:
Denominator for basic net income per share- weighted average shares (1)	43,651	42,186	40,330
Effect of dilutive securities:
Employee stock options (2)	1,315	1,683	1,347

Denominator for diluted net income per share- adjusted weighted-average shares and assumed conversions (3)	44,966	43,869	41,677

Basic net income per share	$1.30	$0.42	$0.35

Diluted net income per share	$1.26	$0.41	$0.34

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)
Options to purchase 60,736, 181,196 and 164,367 shares of Common Stock in 2021, 2020, and 2019, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

(3)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstand i ng options.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other new pronouncements issued but not effective until after December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.
3.  INVENTORIES
Inventories as of December 31 were as follows (in thousands):

	2021	2020
Raw materials	$51,289	$42,556
Work-in-process	12,514	7,424
Finished goods	3,519	7,289

	$67,322	$57,269

4.  SHORT-TERM AND LONG-TERM INVESTMENTS
As of December 31, 2021 and 2020, the Company held $45,215,000 and $50,166,000
,
 respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of December 31, 2021 and 2020, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,639,000
, and $2,517,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2021, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. Changes in the estimated fair value of the Failed Auction Security have not been significant in the past three years. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2021.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Details of our investments are as follows (in thousands):

	December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$94,282	$—	$—
U.S. Treasury Obligations	—	45,215	—
Failed Auction Security	—	—	2,639

Total	94,282	45,215	2,639

Other measurement basis:
Cash on hand	88,136	—	—

Total	$182,418	$45,215	$2,639

	December 31, 2020
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$69,493	$—	$—
U.S. Treasury Obligations	19,998	50,166	—
Failed Auction Security	—	—	2,517

Total	89,491	50,166	2,517

Other measurement basis:
Cash on hand	72,251	—	—

Total	$161,742	$50,166	$2,517

The following is a summary of the
available-for-sale
securities (in thousands):

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$45,238	$—	$23	$45,215
Failed Auction Security	3,000	—	361	2,639

December 31, 2020
U.S. Treasury Obligations	$70,172	$—	$8	$70,164
Failed Auction Security	3,000	—	483	2,517

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021 and 2020, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on December 31, 2021, by type and contractual maturities, are shown below (in thousands):

U.S. Treasury Obligations:
	Cost	Estimated Fair Value
Maturities greater than three months but less than one year	$45,238	$45,215

Failed Auction Security:
	Cost	Estimated Fair Value
Due in twenty to forty years	$3,000	$2,639

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
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2021
Cash equivalents:
Money market funds	$94,282	$—	$—	$94,282
Short-term investments:
U.S. Treasury Obligations	45,215	—	—	45,215
Long-term investments:
Failed Auction Security	—	—	2,639	2,639

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
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2021 was as follows (in thousands):

Balance at the beginning of the period	$2,517
Credit gain on available-for-sale security included in Other income (expense), net	4
Gain included in Other comprehensive income	118

Balance at the end of the period	$2,639

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of this investment as of December 31, 2021.
6.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
Property, plant and equipment as of December 31 were as follows (in thousands):

	2021	2020
Land	$3,600	$3,600
Buildings and improvements	50,138	45,905
Machinery and equipment	247,926	233,635
Furniture and fixtures	9,825	8,429
Construction in-progress and deposits	48,088	17,987

	359,577	309,556
Accumulated depreciation and amortization	(248,226)	(239,162)
Right of use asset — net	4,624	4,449

Net balance	$115,975	$74,843

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $11,609,000, $10,950,000, and $10,226,000, respectively. As of December 31, 2021, the Company had approximately $32,949,000 of capital expenditure commitments.
7.  INTANGIBLE ASSETS
Patent costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, as of December 31 were as follows (in thousands):

	2021	2020
Patent costs	$1,686	$1,859
Accumulated amortization	(1,354)	(1,434)

	$332	$425

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.
Amortization expense was approximately $96,000, $106,000 and $108,000 in 2021, 2020 and 2019, respectively.
8.  PRODUCT WARRANTIES
Product warranty activity for the years ended December 31 was as follows (in thousands):

	2021	2020	2019
Balance at the beginning of the period	$308	$372	$268
Accruals for warranties for products sold in the period	158	366	250
Fulfillment of warranty obligations	(151)	(398)	(140)
Revisions of estimated obligations	(23)	(32)	(6)

Balance at the end of the period	$292	$308	$372

9.  STOCKHOLDERS’ EQUITY
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
basis.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2021, 2020, and 2019. On December 31, 2021, the Company had approximately $8,541,000 available for share repurchases under the November 2000 Plan.
In June 2020, the Company completed an underwritten public offering of its Common Stock, resulting in the issuance of a total of 1,769,231 shares of registered Common Stock and net proceeds of approximately $109,714,000, after deduction of underwriting discounts and offering expenses. The Company has been using the net proceeds from the offering to expand its manufacturing facilities and for other general corporate purposes.
Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.
On December 31, 2021, 2020, and 2019, there were 21,268,027, 21,852,334, and 20,895,747, respectively, shares of Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, upon conversion of Class B Common Stock and under the ESPP.
10.  REVENUES
Revenue from the sale of Advanced Products represents the sum of third-party sales of the products sold under the Advanced Products line, which were sold under the former Picor Corporation (“Picor”) and VI Chip Corporation (“VI Chip”) operating segments during periods prior to the second quarter of 2019. Revenue from the sale of Brick Products represents the sum of third-party sales of the products sold under the Brick Products line, which were also sold under the former Brick Business Unit operating segment, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries. See Note 17,
Segment Information
, for a discussion of changes to the Company’s segment reporting.
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
United States	$74,280	$44,360	$118,640
Europe	32,762	5,145	37,907
Asia Pacific	80,344	120,459	200,803
All other	1,758	256	2,014

	$189,144	$170,220	$359,364

	Year Ended December 31, 2020
	Brick Products	Advanced Products	Total
United States	$80,065	$25,493	$105,558
Europe	23,491	6,641	30,132
Asia Pacific	83,985	73,899	157,884
All other	2,715	287	3,002

	$190,256	$106,320	$296,576

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
	Brick Products	Advanced Products	Total
United States	$98,822	$22,806	$121,628
Europe	22,172	5,090	27,262
Asia Pacific	62,720	46,107	108,827
All other	4,182	1,078	5,260

	$187,896	$75,081	$262,977

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$139,099	$144,180	$283,279
Stocking distributors, net of sales allowances	49,359	14,123	63,482
Non-recurring engineering	686	10,027	10,713
Royalties	—	1,819	1,819
Other	—	71	71

	$189,144	$170,220	$359,364

	Year Ended December 31, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$160,004	$91,405	$251,409
Stocking distributors, net of sales allowances	29,411	8,510	37,921
Non-recurring engineering	841	6,181	7,022
Royalties	—	152	152
Other	—	72	72

	$190,256	$106,320	$296,576

	Year Ended December 31, 2019
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$159,135	$63,567	$222,702
Stocking distributors, net of sales allowances	27,797	9,802	37,599
Non-recurring engineering	843	1,614	2,457
Royalties	121	24	145
Other	—	74	74

	$187,896	$75,081	$262,977

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2021	December 31, 2020	Change
Short-term deferred revenue and customer prepayments	$(7,912)	$(7,309)	$(603)
Long-term deferred revenue	(413)	(733)	320
Deferred expenses	560	1,650	(1,090)
Sales allowances	(1,464)	(597)	(867)
The increase in sales allowances was due to the increase in the year-to-date
net revenues in 2021.
Deferred expenses are included in Other current assets, in the accompanying Consolidated Balance Sheets.
Net revenues from unaffiliated customers by geographic region, based on the location of the customer, for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
United States	$118,640	$105,558	$121,628
Europe	37,907	30,132	27,262
Asia Pacific	200,803	157,884	108,827
All other	2,014	3,002	5,260

	$359,364	$296,576	$262,977

During 2021, 2020, and 2019, one customer accounted for approximately 14.9%, 18.5%, and 12.7% of net revenues, respectively, which included net revenues from both business product lines in each of the three years.
Net revenues from customers in China (including Hong Kong), the Company’s largest international market, accounted for approximately 27.5% of total net revenues in 2021, 31.4% in 2020 and 22.1% in 2019, respectively.
11.  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
VI Chip was a privately held, majority-owned subsidiary of Vicor until June 28, 2019, at which date it was merged with and into Vicor, and its separate corporate existence ceased (see Note 18). Until that time, VI Chip could grant stock options under the
VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan
(the “2007 VI Chip Plan”), that had been approved by its Board of Directors. All awards thereunder were approved by the Compensation Committee of the Company’s Board of Directors. To effect the merger, holders of VI Chip common stock and VI Chip stock options received an equivalent value of Vicor Common Stock and Vicor stock options, respectively, pursuant (with respect to the stock options) to the assumption of the 2007 VI Chip Plan, and options outstanding thereunder, by Vicor. No additional awards will be granted under the assumed and restated 2007 VI Chip Plan.
Picor was a privately held, majority-owned subsidiary of Vicor until May 30, 2018, at which date it was merged with and into Vicor, and its separate corporate existence ceased (see Note 18). Until that time, Picor could grant stock options under the
Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan
(the “2001 Picor Plan”) that had been approved by its Board of Directors. All awards thereunder were approved by the Compensation Committee of the Company’s Board of Directors. To effect the merger, holders of Picor common stock and Picor stock options received an equivalent value of Vicor Common Stock and Vicor stock options, respectively, pursuant (with respect to the stock options) to the assumption of the 2001 Picor Plan, and options outstanding thereunder, by Vicor. No additional awards will be granted under the assumed and restated 2001 Picor Plan.
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
Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2021	2020	2019
Cost of revenues	$1,000	$934	$342
Selling, general and administrative	3,873	3,164	1,979
Research and development	2,162	1,785	715

Total stock-based compensation	$7,035	$5,883	$3,036

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in stock option compensation expense in 2021 compared to 2020, was primarily due to an increase in the number of stock options granted and higher stock-based compensation expense associated with June 2021 stock option awards.
Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2021	2020	2019
Stock options	$6,122	$4,982	$2,072
ESPP	913	901	964

Total stock-based compensation	$7,035	$5,883	$3,036

The fair value for
non-performance-based
stock options awarded under the 2000 Plan for the years shown below was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	0.8%	0.5%	1.8%
Expected dividend yield	—	—	—
Expected volatility	49%	48%	42%
Expected lives (years)	4.9	6.1	6.3
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 4.85% in 2021, estimating approximately 86% of its options would actually vest. For 2020 and 2019, the Company applied an annual forfeiture rate of 5.25%, estimating approximately 85% of its options would actually vest in those two years.
A summary
 of the activity under the 2000 Plan as of December 31, 2021 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2020	2,023,477	$20.98
Granted	267,559	$93.40
Forfeited and expired	(61,924)	$58.95
Exercised	(551,451)	$13.81

Outstanding on December 31, 2021	1,677,661	$33.48	4.56	$157,309

Exercisable on December 31, 2021	776,559	$11.63	2.93	$89,576

Vested or expected to vest as of December 31, 2021(1)	1,617,003	$32.10	4.46	$153,817

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2020 and 2019, the Company had options exercisable for 924,964 and 1,475,947 shares respectively, for which the weighted average exercise prices were $9.05 and $8.74, respectively.
During the years ended December 31, 2021, 2020, and 2019, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $56,933,000, $50,410,000, and $6,636,000, respectively. The total amount of cash received by the Company from options exercised in 2021, 2020, and 2019, was $7,616,000, $9,127,000, and $2,437,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was approximately $10,506,000, $10,847,000, and $1,657,000, respectively.
As of December 31, 2021, there was approximately $15,019,000 of total unrecognized compensation cost related to unvested non-performance
based awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.6 years for those awards. The expense will be recognized as follows: $6,837,000 in 2022, $4,142,000 in 2023, $2,478,000 in 2024, $1,260,000 in 2025, and $302,000 in 2026.
The weighted-average fair value of Vicor options granted was $39.27, $30.63, and $14.30, in 2021, 2020, and 2019, respectively.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

401(k) Plan
The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax
salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 6% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $1,593,000, $1,031,000, and $1,001,000 in 2021, 2020, and 2019, respectively.
Stock Bonus Plan
Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2021, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.
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
As of December 31, 2021, the balance of right of use (“ROU”) assets was approximately $4,624,000, and the balances of short-term and long-term lease liabilities were approximately $1,551,000 and $3,225,000, respectively. For the year ended December 31, 2021, the Company recorded operating lease cost, including short-term lease cost, of approximately $1,968,000 ($1,943,000 in 2020). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.
The maturities of the Company’s lease liabilities are as follows (in thousands):

2022	$1,668
2023	1,194
2024	973
2025	536
2026	700

Total lease payments	$5,071
Less: Imputed interest	295

Present value of lease liabilities	$4,776

As of December 31, 2021, the weighted-average remaining lease term was 4.1 years and the weighted-average discount rate was 2.97% for the Company’s operating leases. The Company developed the discount rates

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

used based on a London Interbank Offered Rate (“LIBOR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.375%.
For the years ended December 31, 2021 and December 31, 2020, the Company paid approximately $1,876,000 and $1,930,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The Company obtained approximately $2,267,000 and $2,029,000 in ROU assets in exchange for $2,256,000 and $1,935,000 of new operating lease liabilities for the years ended December 31, 2021 and December 31, 2020, respectively.
The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2022	$928
2023	955
2024	402

Total lease payments to be received	$2,285

The Company recorded net lease income under this lease of approximately $792,000 for each of the years ended December 31, 2021, 2020 and 2019.
13.  OTHER INCOME (EXPENSE), NET
The components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Interest income	$930	$95	$300
Rental income, net	792	792	792
(Loss) gain on disposal of equipment	(72)	13	38
Foreign currency (losses) gains, net	(336)	181	(108)
Other	(111)	12	44

	$1,203	$1,093	$1,066

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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate for the years ended December 31 is as follows:

	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(4.2)	(0.5)	(8.1)
Increase in valuation allowance	9.2	41.2	2.2
Permanent items	(17.9)	(48.7)	(3.9)
Tax credits	(5.7)	(11.2)	(15.6)
Provision vs. tax return differences	(2.0)	0.7	9.0
Foreign rate differential and deferred items	—	0.1	0.6
Other	(0.1)	0.3	—

	0.3%	2.9%	5.2%

In 2021 and 2020, the Company was in a taxable loss position which generated net operating loss carryforwards, primarily due to tax deductions on exercises of stock-based compensation of approximately $55,300,000 and $49,500,000, respectively.
In 2019, the Company utilized net operating loss carryforwards and tax credits to offset federal income tax expense.
For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2021	2020	2019
Domestic	$56,620	$17,688	$13,493
Foreign	185	773	1,394

	$56,805	$18,461	$14,887

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$1	$215	$—
State	(14)	93	268
Foreign	171	252	450

	158	560	718
Deferred:
Foreign	18	(21)	60

	18	(21)	60

	$176	$539	$778

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Research and development tax credit carryforwards	$36,041	$29,046
Net operating loss carryforwards	5,985	5,923
Stock-based compensation	2,341	1,796
Inventory reserves	2,268	2,282
Investment tax credit carryforwards	1,928	1,927
UNICAP	1,363	1,336
Vacation accrual	1,338	1,349
Lease liabilities	787	518
Accrued payroll tax deferral	384	764
Other	1,568	1,197

Total deferred tax assets	54,003	46,138
Less: Valuation allowance for deferred tax assets	(43,329)	(37,856)

Net deferred tax assets	10,674	8,282
Deferred tax liabilities:
Depreciation	(9,048)	(6,809)
ROU assets	(756)	(490)
Prepaid expenses	(662)	(616)
Other	—	(141)

Total deferred tax liabilities	(10,466)	(8,056)

Net deferred tax assets (liabilities)	$208	$226

As of December 31, 2021, the Company has a valuation allowance of approximately $43,329,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, as a result of increases in bookings, the Company is in a cumulative loss position as of December 31, 2021, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2021. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, supply and capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The state and federal research and development tax credit carryforwards of approximately $13,970,000 and $24,807,000, respectively, expire beginning in 2021 for state purposes and in 2025 for federal purposes. The Company has federal net operating loss carryforwards generated after 2017 of approximately $25,963,000, which have an indefinite carryforward period and certain state operating loss carryforwards of approximately $24,804,000, which expire beginning in 2025.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance on January 1	$2,297	$2,070	$1,462
Additions based on tax positions related to the current year	625	244	571
Additions (reductions) for tax positions of prior years	393	(13)	43
Lapse of statute	(69)	(4)	(6)

Balance on December 31	$3,246	$2,297	$2,070

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2021, 2020, and 2019 of $3,246,000, $2,297,000, and $2,070,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2021 are expected to significantly change during the next twelve months.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $19,000, $17,000, and $7,000, respectively, in net interest expense. As of December 31, 2021 and 2020, the Company had accrued approximately $52,000 and $58,000, respectively, for the potential payment of interest.
The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2018 through 2020 and 2012 through 2020, respectively. In addition, the Company generated federal research and development credits in tax years 2005 through 2017. These years may also be subject to examination when the credits are carried forward and utilized in future years.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The examination is in its early stages. There are no other audits or examinations in process in any other jurisdiction.
15.  COMMITMENTS AND CONTINGENCIES
As of December 31, 2021, we had a total of approximately $32,949,000 of capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $4,803,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas (the “Texas Action”). The complaint, as amended, alleges that the Company’s products, including but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively). SynQor’s complaint sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. The Company has denied that its products infringe any of the SynQor patents, and has asserted that the SynQor patents are invalid and/or unenforceable. The Company has also asserted counterclaims seeking damages from SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company.
On November 24, 2015, the District Court ordered the Texas Action stayed pending completion of certain inter partes reexamination (“IPRx”) proceedings initiated by the Company at the United States Patent and Trademark Office (“USPTO”). In these IPRx proceedings, the Company challenged the validity of the SynQor patent claims asserted in the Texas Action. On November 16, 2021 the District Court issued an order lifting the stay. At a hearing on February 2, 2022, the District Court issued an order denying all pending summary judgment and other pre-trial
motions without prejudice, and instructed the parties to propose a new case schedule with a trial date of October 17, 2022. The District Court further authorized Vicor to file new motions for summary judgment, to be considered on an expedited schedule. Vicor filed a motion for summary judgment of non-infringement
on February 4, 2022. The Court has not yet ruled on that motion.
The current status of the IPRx proceedings is as follows:

•
190 patent: Certain claims of the ‘190 patent were found unpatentable by the Federal Circuit Court of Appeals (“Federal Circuit”) in a decision issued on March 13, 2015. The court remanded the remaining claims to the USPTO for further consideration. On February 20, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor appealed that decision. On February 22, 2021, the Federal Circuit issued a decision in that appeal. In a
2-1
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents and remanded the case to the PTAB for further proceedings. On April 7, 2021, the Company filed a petition for panel rehearing and rehearing en banc of the Federal Circuit’s February 22, 2021 decision. The Federal Circuit denied that petition on June 7, 2021. Accordingly, that matter has been remanded to the PTAB for further proceedings.

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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company continues to believe none of its products, including its unregulated bus converters, infringe any valid claim of the asserted SynQor patents, either alone or when used in an intermediate bus architecture implementation. The Company believes SynQor’s claims lack merit and, therefore, it continues to vigorously defend itself against SynQor’s patent infringement allegations. The Company does not believe a loss is probable or reasonably possible for this matter. If a loss were to be incurred, however, the Company cannot estimate the amount of possible loss or range of possible loss at this time.
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
There was no net impact on the Company’s consolidated financial statements for the year ended December 31, 2019 as a result of the merger.
17.  SEGMENT INFORMATION
In the second quarter of 2019, management determined, with the approval of the Company’s Board of Directors and Chief Operating Decision Maker (“CODM”), Dr. Vinciarelli, the Company would report as one segment, rather than under the three segment approach previously employed since 2007. The Company’s strategy had evolved with a transition in organizational focus, emphasizing investment in Advanced Products, targeting high growth market segments with a low-mix,
high-volume operational model, while maintaining a profitable business in mature market segments the Company serves with Brick Products with a high-mix,
low-volume
operational model. Dr. Vinciarelli and management began to make incremental changes in management practices and organizational structure based on a management plan established in 2018 for the definitive reconfiguration of the three business units into one business focused on the Advanced Products and Brick Products product line categorizations, including three significant changes: the merger of Picor with and into Vicor, which was completed on May 25, 2018; the reconfiguration of the Company’s internal reporting systems, which was completed on December 31, 2018; and the merger of VI Chip with and into Vicor, which was completed on June 28, 2019. Our CODM now determines the allocation of resources of the Company based upon the two

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product groupings, which constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. As such, the Company has conformed the segment reporting to the new reporting structure utilized by the CODM. Accordingly, three-segment information for prior periods has not been presented, to conform with the new presentation.

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
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in
Internal Control
 — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Vicor Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Vicor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2022
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
(d) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 annual meeting of stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)
 Financial Statements
See index in Item 8.
(a) (2)
 Schedules
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)
 Exhibits

Exhibits	Description of Document
3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (18)
10.14*	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (17)
21.1	Subsidiaries of the Company (18)
23.1	Consent of KPMG LLP (18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (18)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (18)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.

**
Filed with this Annual Report on Form 10-K for the year ended December 31, 2021 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 000-18277), and incorporated herein by reference. (P)
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.
(4)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 (File No. 000-18277) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 (File No. 000-18277) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 000-18277) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 (File No. 000-18277) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 (File No. 000-18277) incorporated herein by reference.
(11)	Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(12)	Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(13)	Filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2018 (File No. 000-18277), and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (No. 333-232864), and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2021 (File No. 000-18277) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 13, 2021 (File No. 000-18277) and incorporated herein by reference.
(18)	Filed herewith.
ITEM 16. FORM
10-K
SUMMARY
None.

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Period	Charge (Recovery) to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2021	$82,000	$—	$—	$82,000
December 31, 2020	59,000	23,000	—	82,000
December 31, 2019	224,000	(144,000)	(21,000)	59,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2022

/s/ James F. Schmidt James F. Schmidt	Chief Financial Officer, Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ Estia J. Eichten Estia J. Eichten	Director	March 1, 2022

/s/ Michael S. McNamara Michael S. McNamara	Director	March 1, 2022

/s/ Samuel J. Anderson Samuel J. Anderson	Director	March 1, 2022

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	March 1, 2022

/s/ Jason L. Carlson Jason L. Carlson	Director	March 1, 2022

/s/ Philip D. Davies Philip D. Davies	Director	March 1, 2022

/s/ Andrew T. D’Amico Andrew T. D’Amico	Director	March 1, 2022

/s/ M. Michael Ansour M. Michael Ansour	Director	March 1, 2022