Form 10-Q
period 2022-03-31
VICOR CORP
filed 2022-05-05
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commiss
ion File Number
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
12b-2
of the Exchange Act).    Yes  ☐    No   ☑
The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 19, 2022 was:

Common Stock, $.01 par value	32,209,071
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$191,050	$182,418
Short-term investments	20,003	45,215
Accounts receivable, net	52,659	55,097
Inventories, net	73,861	67,322
Other current assets	7,021	6,708

Total current assets	344,594	356,760
Long-term deferred tax assets, net	206	208
Long-term investment, net	2,536	2,639
Property, plant and equipment, net	140,494	115,975
Other assets	1,519	1,623

Total assets	$489,349	$477,205

Liabilities and Equity
Current liabilities:
Accounts payable	$22,572	$21,189
Accrued compensation and benefits	12,592	12,660
Accrued expenses	3,172	4,158
Short-term lease liabilities	1,214	1,551
Sales allowances	1,605	1,464
Accrued severance and other charges	—	93
Income taxes payable	21	66
Short-term deferred revenue and customer prepayments	8,384	7,912

Total current liabilities	49,560	49,093
Long-term deferred revenue	332	413
Long-term income taxes payable	574	569
Long-term lease liabilities	6,694	3,225

Total liabilities	57,160	53,300
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2022 and 2021	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,842,974 shares issued and 32,208,168 shares outstanding in 2022; 43,789,528 shares issued and 32,154,722 shares outstanding in 2021	440	439
Additional paid-in capital	349,467	345,664
Retained earnings	222,632	217,633
Accumulated other comprehensive loss	(1,824)	(1,328)
Treasury stock at cost: 11,634,806 shares in 2022 and 2021	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	431,906	423,599
Noncontrolling interest	283	306

Total equity	432,189	423,905

Total liabilities and equity	$489,349	$477,205

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$88,282	$88,796
Cost of revenues	50,681	44,096

Gross margin	37,601	44,700
Operating expenses:
Selling, general and administrative	18,568	16,954
Research and development	14,253	13,026

Total operating expenses	32,821	29,980

Income from operations	4,780	14,720
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(103)	24
Less: portion of losses (gains) recognized in other comprehensive income	104	(23)

Net credit gains recognized in earnings	1	1
Other income (expense), net	161	231

Total other income (expense), net	162	232

Income before income taxes	4,942	14,952
Benefit for income taxes	(48)	(143)

Consolidated net income	4,990	15,095
Less: Net (loss) income attributable to noncontrolling interest	(9)	3

Net income attributable to Vicor Corporation	$4,999	$15,092

Net income per common share attributable to Vicor Corporation:
Basic	$0.11	$0.35
Diluted	$0.11	$0.34
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,952	43,455
Diluted	44,954	44,841
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$4,990	$15,095
Foreign currency translation losses, net of tax (1)	(194)	(261)
Unrealized losses on available-for-sale securities, net of tax (1)	(316)	(128)

Other comprehensive loss	(510)	(389)

Consolidated comprehensive income	4,480	14,706
Less: Comprehensive loss attributable to noncontrolling interest	(23)	(17)

Comprehensive income attributable to Vicor Corporation	$4,503	$14,723

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized losses on available-for-sale
securities are completely offset by a tax valuation allowance as of March 31, 2022 and 2021. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2022 and 2021.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Consolidated net income	$4,990	$15,095
Adjustments to reconcile consolidated net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,296	2,806
Stock-based compensation expense	1,994	1,571
Decrease in long-term deferred revenue	(81)	(80)
Decrease (increase) in other assets	62	(26)
Increase in long-term income taxes payable	5	5
Deferred income taxes	2	2
Credit gain on available-for-sale securities	(1)	(1)
Change in current assets and liabilities, net	(5,682)	(1,599)

Net cash provided by operating activities	4,585	17,773
Investing activities:
Purchases of short-term investments	—	(50,706)
Sales or maturities of short-term investments	25,000	5,000
Additions to property, plant and equipment	(22,683)	(9,264)

Net cash provided by ( used for ) investing activities	2,317	(54,970)
Financing activities:
Proceeds from employee stock plans	1,810	3,050
Payment of contingent consideration obligations	—	(46)

Net cash provided by financing activities	1,810	3,004
Effect of foreign exchange rates on cash	(80)	(138)

Net increase (decrease) in cash and cash equivalents	8,632	(34,331)
Cash and cash equivalents at beginning of period	182,418	161,742

Cash and cash equivalents at end of period	$191,050	$127,411

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2022
Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		1	1,809				1,810		1,810
Stock-based compensation expense			1,994				1,994		1,994
Components of comprehensive income (loss), net of tax:
Net incom e (loss)				4,999			4,999	(9)	4,990
Other comprehensive loss					(496)		(496)	(14)	(510)

Total comprehensive income (loss)							4,503	(23)	4,480

Balance on March 31, 2022	$118	$440	$349,467	$ 222,632	$(1,824)	$(138,927)	$431,906	$283	$432,189

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		2	3,048				3,050		3,050
Stock-based compensation expense			1,571				1,571		1,571
Components of comprehensive income (loss), net of tax:
Net income				15,092			15,092	3	15,095
Other comprehensive loss					(369)		(369)	(20)	(389)

Total comprehensive income (loss)							14,723	(17)	14,706

Balance on March 31, 2021	$118	$435	$333,011	$176,100	$(573)	$(138,927)	$370,164	$318	$370,482

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2022. The balance sheet at December 31, 2021 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed by the Company with the SEC on March 1, 2022 (“2021 Form
10-K”).
2.
Inventories
Inventories were as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$57,547	$51,289
Work-in-process	11,998	12,514
Finished goods	4,316	3,519

	$73,861	$67,322

3.
Short-Term and Long-Term Investments
As of March 31, 2022 and December 31,

2021, the Company held $20,003,000 and $45,215,000, respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of March 31, 2022 and December 31, 2021, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,536,000 and $2,639,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2022, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2022.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

Details of our investments are as follows (in thousands):

	March 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$119,506	$—	$—
U.S. Treasury Obligations	—	20,003	—
Failed Auction Security	—	—	2,536

Total	119,506	20,003	2,536
Other measurement basis:
Cash on hand	71,544	—	—

Total	$191,050	$20,003	$2,536

	December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$94,282	$—	$—
U.S. Treasury Obligations	—	45,215	—
Failed Auction Security	—	—	2,639

Total	94,282	45,215	2,639
Other measurement basis:
Cash on hand	88,136	—	—

Total	$182,418	$45,215	$2,639

The following is a summary of the available-for-sale securities (in thousands)
:

March 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$20,137	$—	$134	$20,003
Failed Auction Security	3,000	—	464	2,536

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$45,238	$—	$23	$45,215
Failed Auction Security	3,000	—	361	2,639
As of March 31, 2022, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the available-for-sale securities on March 31, 2022, by type and contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
U.S. Treasury Obligations:
Maturities greater than three months but less than one year	$20,137	$20,003

	Cost	Estimated Fair Value
Failed Auction Security:
Due in twenty to forty years	$3,000	$2,536

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
March 31, 2022
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of March
31
,
2022
(in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2022
Cash equivalents:
Money market funds	$119,506	$—	$—	$119,506
Short-term investments:
U.S. Treasury Obligations	20,003	—	—	20,003
Long-term investment:
Failed Auction Security	—	—	2,536	2,536
Assets and liabilities measured at fair value on a recurring basis included the following as of December
31
,
2021
(in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2021
Cash equivalents:
Money market funds	$94,282	$—	$—	$94,282
Short-term investments:
U.S. Treasury Obligations	45,215	—	—	45,215
Long-term investment:
Failed Auction Security	—	—	2,639	2,639
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level
3
inputs (i.e., the Failed Auction Security) for the three months ended March
31
,
2022
was as follows (in thousands):

Balance at the beginning of the period	$2,639
Credit gain on available-for-sale security included in Other income (expense), net	1
Loss included in Other comprehensive income	(104)

Balance at the end of the period	$2,536

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of March
31
,
2022
.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

5.
Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2022
	Brick Products	Advanced Products	Total
United States	$14,061	$10,626	$24,687
Europe	7,042	2,768	9,810
Asia Pacific	13,521	39,495	53,016
All other	733	36	769

	$35,357	$52,925	$88,282

	Three Months Ended March 31, 2021
	Brick Products	Advanced Products	Total
United States	$18,583	$8,549	$27,132
Europe	8,196	995	9,191
Asia Pacific	27,328	24,653	51,981
All other	352	140	492

	$54,459	$34,337	$88,796

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)
The following tables present the Company’s net r
e
venues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$24,401	$47,471	$71,872
Stocking distributors, net of sales allowances	10,764	3,744	14,508
Non-recurring engineering	192	1,386	1,578
Royalties	—	306	306
Other	—	18	18

	$35,357	$52,925	$88,282

	Three Months Ended March 31, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$43,808	$29,057	$72,865
Stocking distributors, net of sales allowances	10,547	4,138	14,685
Non-recurring engineering	104	1,071	1,175
Royalties	—	53	53
Other	—	18	18

	$54,459	$34,337	$88,796

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	March 31, 2022	December 31, 2021	Change
Short-term deferred revenue and customer prepayments	$(8,384)	$(7,912)	$(472)
Long-term deferred revenue	(332)	(413)	81
Deferred expenses	610	560	50
Sales allowances	(1,605)	(1,464)	(141)
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $155,000 and $671,000 for the three months ended March 31, 2022 and 2021, respectively, that was included in deferred revenue at the beginning of the respective period.
6.
Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenues	$251	$228
Selling, general and administrative	1,207	853
Research and development	536	490

Total stock-based compensation	$1,994	$1,571

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock options	$1,759	$1,331
ESPP	235	240

Total stock-based compensation	$1,994	$1,571

7.
Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for the three months ended March 31, 2022 and 2021.
8.
Income Taxes
The benefit for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)
The benefit for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021

Benefit for income taxes	$(48)	$(143)
Effective income tax rate	(1.0)%	(1.0)%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The benefit for income taxes for the three months ended March 31, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
As of March 31, 2022, the Company has a valuation allowance of approximately $43,329,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results as a result of increases in bookings, the Company is in a cumulative loss position as of March 31, 2022, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of March 31, 2022. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results and increases in bookings continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

9.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to Vicor Corporation	$4,999	$15,092

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,952	43,455
Effect of dilutive securities: Employee stock options (2)	1,002	1,386

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,954	44,841

Basic net income per share	$0.11	$0.35

Diluted net income per share	$0.11	$0.34

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 291,880 and 40,339 shares of Common Stock for the three months ended March 31, 2022 and 2021, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.
Commitments and Contingencies
At March 31, 2022, the Company had approximately $32,330,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing equipment, and approximately $6,781,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas (the “Texas Action”). The complaint, as amended, alleges that the Company’s products, including but not limited to, unregulated bus converters used in intermediate bus architecture power supply systems, infringe SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively). SynQor’s complaint seeks an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorney fees. However, because each of the asserted SynQor patents has expired, an injunction is no longer available as relief should SynQor prevail in the Texas Action. The Company has denied that its products infringe any of the SynQor patents, and has asserted that the SynQor patents are invalid and/or unenforceable. The Company has also asserted counterclaims seeking damages from SynQor for deceptive trade practices and tortious interference with prospective economic advantage arising from SynQor’s attempted enforcement of its patents against the Company.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)
On November 24, 2015, the District Court ordered the Texas Action stayed pending completion of certain inter partes reexamination (“IPRx”) proceedings initiated by the Company at the United States Patent and Trademark Office (“USPTO”). In these IPRx proceedings, the Company challenged the validity of the SynQor patent claims asserted in the Texas Action. On November 16, 2021, the District Court issued an order lifting the stay. At a hearing on February 2, 2022, the District Court issued an order denying all pending summary judgment and other pre-trial
motions without prejudice. The District Court further authorized the Company to file new motions for summary judgment, to be considered on an expedited schedule. The Company filed a motion for summary judgment of non-infringement
on February 4, 2022. The District Court has not yet ruled on that motion. On March 1, 2022, the Company also filed a motion for involuntary dismissal of the ‘290 patent from the case. The District Court has also not yet ruled on that motion. On April 5, 2022, the Court entered a scheduling order setting a trial date of October 17, 2022.
The current status of the IPRx proceedings is as follows:

•
‘190 patent: Certain claims of the ‘190 patent were found unpatentable by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) in a decision issued on March 13, 2015. The court remanded the remaining claims to the USPTO for further consideration. On February 20, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a decision finding that all of the remaining challenged claims were unpatentable. SynQor appealed that decision. On February 22, 2021, the Federal Circuit issued a decision in that appeal. In a
2-1
ruling, the Federal Circuit vacated and remanded the PTAB’s decision, finding that the reasoning the PTAB had relied on in reaching its decision was precluded by certain prior PTAB rulings regarding the ‘290 and ‘702 patents and remanded the case to the PTAB for further proceedings. On April 7, 2021, the Company filed a petition for panel rehearing and rehearing en banc of the Federal Circuit’s February 22, 2021 decision. The Federal Circuit denied that petition on June 7, 2021. Accordingly, the matter was then remanded to the PTAB for further proceedings. On January 31, 2022, the PTAB issued a decision that reaffirmed the unpatentability of the claims of the ‘190 patent that had been found unpatentable by the Federal Circuit in its March 13, 2015 decision, and otherwise upheld the patentability of the remaining challenged claims of the ‘190 patent. On March 30, 2022, the Company filed an appeal of this decision to the Federal Circuit, where it remains pending.

•
‘021 patent: On August 30, 2017, the Federal Circuit issued a final decision upholding a PTAB decision finding all of the asserted claims of the ‘021 patent unpatentable. In addition, SynQor attempted to amend the ‘021 patent to add new claims during the IPRx. Those claims were rejected by the PTAB. SynQor subsequently filed an appeal with the Federal Circuit seeking to vacate that rejection as moot, in view of the expiry of the term of the ‘021 patent, and that appeal remains pending.

•	‘702 patent: On August 30, 2017, the Federal Circuit issued a final decision upholding a PTAB decision finding all of the asserted claims of the ‘702 patent to be patentable.

•
‘290 patent: On June 16, 2021, the PTAB issued a decision finding all of the claims of the ‘290 patent unpatentable. SynQor has filed an appeal of that decision to the Federal Circuit, where it remains pending.

On January 23, 2018, the 20-year terms of the ‘190 patent, the ‘021 patent, the ‘702 patent and the ‘290 patent expired. As a consequence of these expirations, the Company cannot be liable under any of the SynQor patents for allegedly infringing activities occurring after that date. In addition, any amended claims that may issue as a result of any of the still-pending IPRx proceedings will have no effective term and cannot be the basis for any liability by the Company. As noted above, the IPRx proceedings relating to the asserted claims of the ‘190 and ‘290 patents remain pending or on appeal.
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
March 31, 2022
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
11.
Impact of Recently Issued Accounting Standards
N
ew pronouncements issued but not effective until after March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31,
2022

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus
(“COVID-19”)
and regarding our and our customers’ ability to effectively conduct business during the pandemic; our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume
customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form
10-Q,
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
March 31, 2022

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

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

Ongoing / Potential Impacts of the
COVID-19
Pandemic on the Company
As of the date of this report, the number of Company employees diagnosed with
COVID-19
and the corresponding absenteeism due to
COVID-19
are negligible. We did experience higher rates of absenteeism due to
COVID-19
in January 2022, as experienced in many parts of the country during that period. While the productivity of our factory is not currently impacted by
COVID-19,
productivity may be reduced if quarantine rates increase or if the number of employees diagnosed with
COVID-19
requires further implementation of restrictive health and safety measures, including factory closure. We continue to operate with three shifts in our factory, and, with few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.
We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. We have taken steps to address certain supply chain risks, and we believe our actions have mitigated those risks to date; however, there are no assurances that those steps will continue to mitigate risks in the remainder of 2022 and beyond.
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
Summary of First Quarter 2022 Financial Performance Compared to Fourth Quarter 2021 Financial Performance
The following summarizes our financial performance for the first quarter of 2022, compared to the fourth quarter of 2021:

•
Net revenues decreased 2.2% to $88,282,000 for the first quarter of 2022, from $90,281,000 for the fourth quarter of 2021. Net revenues for Brick Products decreased 9.1% compared to the fourth quarter of 2021, primarily due to market conditions in Europe and in the Asia Pacific region. Advanced Products revenue rose 3.0% sequentially compared to the fourth quarter of 2021. This growth, though, continued to be constrained by limited component availability due to global semiconductor supply allocation issues experienced during the quarter, along with certain internal processing and testing constraints.

•	Export sales represented approximately 72.0% of total net revenues in the first quarter of 2022 as compared to 71.7% in the fourth quarter of 2021.

•
Gross margin decreased to $37,601,000 for the first quarter of 2022 from $40,816,000 for the fourth quarter of 2021, and gross margin, as a percentage of net revenues, decreased to 42.6% for the first quarter of 2022 from 45.2% for the fourth quarter of 2021. Both the decrease in gross margin dollars and the decreased gross margin percentage were primarily due to the decrease in net revenues and increased costs.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $423,738,000 at the end of the first quarter of 2022, as compared to $345,594,000 at the end of the fourth quarter of 2021. The increase in backlog was primarily due to increased bookings.

•
Operating expenses for the first quarter of 2022 increased $906,000, or 2.8%, to $32,821,000 from $31,915,000 for the fourth quarter of 2021. Research and development expenses increased approximately $957,000, primarily due to an increase in project and pre-production
materials, a decrease in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities, and an increase in compensation expense. Selling, general, and administrative expenses decreased approximately $51,000, primarily due to a decrease in advertising expenses.

•	We reported net income for the first quarter of 2022 of $4,999,000, or $0.11 per diluted share, compared to net income of $8,880,000, or $0.20 per diluted share, for the fourth quarter of 2021.

•
For the first quarter of 2022, depreciation and amortization totaled $3,296,000 and capital additions totaled $22,683,000 as compared to depreciation and amortization of $3,141,000 and $16,819,000 of capital additions for the fourth quarter of 2021.

•
Inventories increased by approximately $6,539,000, or 9.7%, to $73,861,000 at March 31, 2022, compared to $67,322,000 at December 31, 2021, primarily in raw materials, due to the shortfall in revenue in the first quarter of 2022 caused by component and capacity issues which contributed to production delays and to support higher planned revenues later in the year.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net revenues for the first quarter of 2022 were $88,282,000, a decrease of $514,000, or 0.6%, as compared to $88,796,000 for the first quarter of 2021. Net revenues, by product line, for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

			Increase (decrease)
	2022	2021	$	%
Brick Products	$35,357	$54,459	$(19,102)	(35.1)%
Advanced Products	52,925	34,337	18,588	54.1%

Total	$88,282	$88,796	$(514)	(0.6)%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business, primarily in the United States and Asia Pacific markets. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions in the United States and Asia Pacific markets.
Gross margin for the first quarter of 2022 decreased $7,099,000, or 15.9%, to $37,601,000, from $44,700,000 for the first quarter of 2021. Gross margin, as a percentage of net revenues, decreased to 42.6% for the first quarter of 2022, compared to 50.3% for the first quarter of 2021. The decrease in gross margin dollars and gross margin percentage was primarily due to an unfavorable change in product mix, a negative impact from production inefficiencies associated with initial production volumes of new products, and certain supply chain cost increases.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

Selling, general, and administrative expenses were $18,568,000 for the first quarter of 2022, an increase of $1,614,000, or 9.5%, from $16,954,000 for the first quarter of 2021. Selling, general, and administrative expenses as a percentage of net revenues increased to 21.0% for the first quarter of 2022 from 19.1% for the first quarter of 2021. The components of the $1,614,000 increase in selling, general and administrative expenses for the first quarter of 2022 from the first quarter of 2021 were as follows (dollars in thousands):

	Increase (decrease)
Outside services	$492	86.8	%(1)
Legal fees	490	83.0	%(2)
Compensation	485	4.3	%(3)
Depreciation and amortization	318	39.9	%(4)
Travel expense	136	60.8%
Audit and accounting fees	109	16.3%
Facilities allocations	(158)	(37.4)%
Commissions	(302)	(32.1	)%(5)
Other, net	44	2.9%

	$1,614	9.5%

(1)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(2)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(3)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Decrease primarily attributable to a decrease in net revenues subject to commissions.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

Research and development expenses were $14,253,000 for the first quarter of 2022, an increase of $1,227,000, or 9.4%, compared to $13,026,000 for the first quarter of 2021. As a percentage of net revenues, research and development expenses increased to 16.1% for the first quarter of 2022 from 14.7% for the first quarter of 2021. The components of the $1,227,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase
Compensation	$393	4.2	%(1)
Overhead absorption	187	35.8	%(2)
Supplies	175	60.6	%(3)
Depreciation and amortization	75	14.5%
Equipment set-up	57	47.8%
Computer expense	56	32.3%
Travel expense	47	212.9%
Other, net	237	8.0%

	$1,227	9.4%

(1)	Increase primarily attributable to annual compensation adjustments in May 2021 and higher stock-based compensation expense associated with stock options awarded in June 2021.
(2)	Increase primarily attributable to a decrease in R&D personnel incurring time on production activities, compared to R&D activities.
(3)	Increase in engineering supplies.
The significant components of ‘‘Other income (expense), net’’ for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2022	2021	Increase (decrease)
Rental income	$198	$198	$—
Interest income	142	193	(51)
Foreign currency losses, net	(207)	(163)	(44)
Other, net	29	4	25

	$162	$232	$(70)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the first quarter of 2022 compared to the first quarter of 2021.
Income before income taxes was $4,942,000 for the first quarter of 2022, as compared to $14,952,000 for the first quarter of 2021.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

The benefit for income taxes and the effective income tax rates for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Benefit for income taxes	$(48)	$(143)
Effective income tax rate	(1.0)%	(1.0)%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The benefit for income taxes for the three months ended March 31, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the first quarter of 2022 of $4,999,000, or $0.11 per diluted share, compared to $15,092,000, or $0.34 per diluted share, for the first quarter of 2021.
Liquidity and Capital Resources
As of March 31, 2022, we had $191,050,000 in cash and cash equivalents and $20,003,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 7.0:1 as of March 31, 2022 and 7.3:1 as of December 31, 2021. Working capital, defined as total current assets less total current liabilities, decreased $12,633,000 to $295,034,000 as of March 31, 2022 from $307,667,000 as of December 31, 2021.
The changes in working capital from December 31, 2021 to March 31, 2022 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$8,632
Short-term investments	(25,212)
Accounts receivable	(2,438)
Inventories, net	6,539
Other current assets	313
Accounts payable	(1,383)
Accrued compensation and benefits	68
Accrued expenses	1,079
Sales allowances	(141)
Short-term lease liabilities	337
Income taxes payable	45
Short-term deferred revenue	(472)

$(12,633)

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
March 31, 2022

The primary sources of cash for the three months ended March 31, 2022 were $25,000,000 from the sale or maturities of short-term investments, $4,585,000 generated from operations, and $1,810,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2022 were for the purchase of property and equipment of $22,683,000.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2022. As of March 31, 2022, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of March 31, 2022, we had a total of approximately $32,330,000 of capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $6,781,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. As of March 31, 2022, we had approximately $19,100,000 of remaining capital expenditures expected to be incurred through the remainder of 2022 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new manufacturing and production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility (as described above), including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.
We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.
Critical Accounting Policies and Estimates
There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2022. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Vicor Corporation
March 31, 2022
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2022, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2022.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2022). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
March 31, 2022
(b) Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
March 31, 2022
Item 1 — Legal Proceedings
See Note 10.
Commitments and Contingencies
in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”
Item 1A — Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on
Form10-K
for the year ended December 31, 2021.
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

VICOR CORPORATION

Date: May 5, 2022	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)