Form 10-Q
period 2022-06-30
VICOR CORP
filed 2022-08-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 25, 2022 was:

Common Stock, $.01 par value	32,225,594
Class B Common Stock, $.01 par value	11,758,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$187,677	$182,418
Short-term investments	19,921	45,215
Accounts receivable, net	54,536	55,097
Inventories	83,055	67,322
Other current assets	7,142	6,708

Total current assets	352,331	356,760
Long-term deferred tax assets, net	266	208
Long-term investment, net	2,552	2,639
Property, plant and equipment, net	156,815	115,975
Other assets	1,392	1,623

Total assets	$513,356	$477,205

Liabilities and Equity
Current liabilities:
Accounts payable	$32,032	$21,189
Accrued compensation and benefits	13,128	12,660
Accrued expenses	4,011	4,158
Short-term lease liabilities	1,572	1,551
Sales allowances	1,006	1,464
Accrued severance and other charges	—	93
Income taxes payable	2	66
Short-term deferred revenue and customer prepayments	7,702	7,912

Total current liabilities	59,453	49,093
Long-term deferred revenue	270	413
Long-term income taxes payable	577	569
Long-term lease liabilities	7,952	3,225

Total liabilities	68,252	53,300
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2022 and 2021	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,885,382 shares issued and 32,220,576 shares outstanding in 2022; 43,789,528 shares issued and 32,154,722 shares outstanding in 2021	440	439
Additional paid-in capital	352,253	345,664
Retained earnings	233,225	217,633
Accumulated other comprehensive loss	(2,246)	(1,328)
Treasury stock at cost: 11,634,806 shares in 2022 and 2021	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	444,863	423,599
Noncontrolling interest	241	306

Total equity	445,104	423,905

Total liabilities and equity	$513,356	$477,205

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$102,186	$95,376	$190,468	$184,172
Cost of revenues	55,337	45,505	106,018	89,601

Gross margin	46,849	49,871	84,450	94,571
Operating expenses:
Selling, general and administrative	20,035	16,589	38,603	33,543
Research and development	15,516	13,273	29,769	26,299

Total operating expenses	35,551	29,862	68,372	59,842

Income from operations	11,298	20,009	16,078	34,729
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	16	20	(87)	44
Less: portion of (gains) losses recognized in other comprehensive income	(15)	(19)	89	(42)

Net credit gains recognized in earnings	1	1	2	2
Other income (expense), net	83	372	244	603

Total other income (expense), net	84	373	246	605

Income before income taxes	11,382	20,382	16,324	35,334
Provision for income taxes	802	999	754	856

Consolidated net income	10,580	19,383	15,570	34,478
Less: Net loss attributable to
noncontrolling interest	(13)	(11)	(22)	(8)

Net income attributable to Vicor Corporation	$10,593	$19,394	$15,592	$34,486

Net income per common share attributable to Vicor Corporation:
Basic	$0.24	$0.45	$0.35	$0.79
Diluted	$0.24	$0.43	$0.35	$0.77
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	43,973	43,553	43,963	43,504
Diluted	44,866	44,841	44,910	44,841
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$10,580	$19,383	$15,570	$34,478
Foreign currency translation losses, net of tax (1)	(385)	(10)	(579)	(271)
Unrealized losses on available-for-sale securities, net of tax (1)	(66)	(231)	(382)	(359)

Other comprehensive loss	(451)	(241)	(961)	(630)

Consolidated comprehensive income	10,129	19,142	14,609	33,848
Less: Comprehensive loss attributable to noncontrolling interest	(42)	(12)	(65)	(29)

Comprehensive income attributable to Vicor Corporation	$10,171	$19,154	$14,674	$33,877

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

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Consolidated net income	$15,570	$34,478
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,665	5,618
Stock-based compensation expense	4,616	3,138
Decrease in long-term deferred revenue	(143)	(160)
Decrease in contingent consideration obligations	—	(74)
Gain on disposal of equipment	—	106
Increase in other assets	133	37
Increase in long-term income taxes payable	8	6
Deferred income taxes	(58)	5
Credit gain on available-for-sale securities	(2)	(2)
Change in current assets and liabilities, net	(11,381)	(13,037)

Net cash provided by operating activities	15,408	30,115
Investing activities:
Purchases of short-term investments	—	(50,706)
Sales or maturities of short-term investments	25,000	30,000
Additions to property, plant and equipment	(36,878)	(15,782)
Other	—	(106)

Net cash used for investing activities	(11,878)	(36,594)
Financing activities:
Proceeds from employee stock plans	1,974	4,751
Payment of contingent consideration obligations	—	(107)

Net cash provided by financing activities	1,974	4,644
Effect of foreign exchange rates on cash	(245)	(144)

Net increase (decrease) in cash and cash equivalents	5,259	(1,979)
Cash and cash equivalents at beginning of period	182,418	161,742

Cash and cash equivalents at end of period	$187,677	$159,763

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended June 30, 2022
Balance on March 31, 2022	$118	$440	$349,467	$222,632	$(1,824)	$(138,927)	$431,906	$283	$432,189
Issuance of Common Stock under employee stock plans			164				164		164
Stock-based compensation expense			2,622				2,622		2,622
Components of comprehensive income (loss), net of tax:
Net income (loss)				10,593			10,593	(13)	10,580
Other comprehensive loss					(422)		(422)	(29)	(451)

Total comprehensive income (loss)							10,171	(42)	10,129

Balance on June 30, 2022	$118	$440	$352,253	$233,225	$(2,246)	$(138,927)	$444,863	$241	$445,104

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Six months ended June 30, 2022
Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		1	1,973				1,974		1,974
Stock-based compensation expense			4,616				4,616		4,616
Components of comprehensive income (loss), net of tax:
Net income (loss)				15,592			15,592	(22)	15,570
Other comprehensive loss					(918)		(918)	(43)	(961)

Total comprehensive income (loss)							14,674	(65)	14,609

Balance on June 30, 2022	$118	$440	$352,253	$233,225	$(2,246)	$(138,927)	$444,863	$241	$445,104

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended June 30, 2021
Balance on March 31, 2021	$118	$435	$333,011	$176,100	$(573)	$(138,927)	$370,164	$318	$370,482
Issuance of Common Stock under employee stock plans		1	1,700				1,701		1,701
Stock-based compensation expense			1,567				1,567		1,567
Components of comprehensive income (loss), net of tax:
Net income (loss)				19,394			19,394	(11)	19,383
Other comprehensive loss					(240)		(240)	(1)	(241)

Total comprehensive income (loss)							19,154	(12)	19,142

Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Six months ended June 30, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		3	4,748				4,751		4,751
Stock-based compensation expense			3,138				3,138		3,138
Components of comprehensive income (loss), net of tax:
Net income (loss)				34,486			34,486	(8)	34,478
Other comprehensive loss					(609)		(609)	(21)	(630)

Total comprehensive income (loss)							33,877	(29)	33,848

Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2022. The balance sheet at December 31, 2021 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed by the Company with the SEC on March 1, 2022 (“2021 Form
10-K”).
2.
Inventories
Inventories were as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$64,978	$51,289
Work-in-process	12,735	12,514
Finished goods	5,342	3,519

	$83,055	$67,322

3.
Short-Term and Long-Term Investments
As of
June 30, 2022 and December 31, 2021, the Company held $19,921,000 and $45,215,000, respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of
June 30, 2022 and December 31, 2021, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,552,000 and $2,639,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2022, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2022.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

Details of our investments are as follows (in thousands):

	June 30, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$119,736	$—	$—
U.S. Treasury Obligations	—	19,921	—
Failed Auction Security	—	—	2,552

Total	119,736	19,921	2,552
Other measurement basis:
Cash on hand	67,941	—	—

Total	$187,677	$19,921	$2,552

	December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long- Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$94,282	$—	$—
U.S. Treasury Obligations	—	45,215	—
Failed Auction Security	—	—	2,639

Total	94,282	45,215	2,639
Other measurement basis:
Cash on hand	88,136	—	—

Total	$182,418	$45,215	$2,639

The following is a summary of the
available-for-sale
securities (in thousands):

June 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$20,083	$—	$162	$19,921
Failed Auction Security	3,000	—	448	2,552

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$45,238	$—	$23	$45,215
Failed Auction Security	3,000	—	361	2,639
As of June
30, 2022, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on June 30, 2022, by type and contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
U.S. Treasury Obligations:

Maturities greater than three months but less than one year	$20,083	$19,921

	Cost	Estimated Fair Value
Failed Auction Security:
Due in twenty years	$3,000	$2,552

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2022 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2022
Cash equivalents:
Money market funds	$119,736	$—	$—	$119,736
Short-term investments:
U.S. Treasury Obligations	19,921	—	—	19,921
Long-term investment:
Failed Auction Security	—	—	2,552	2,552
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2021
Cash equivalents:

Money market funds	$94,282	$—	$—	$94,282
Short-term investments:
U.S. Treasury Obligations	45,215	—	—	45,215
Long-term investment:
Failed Auction Security	—	—	2,639	2,639
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2022 was as follows (in thousands):

Balance at the beginning of the period	$2,639
Credit gain on available-for-sale security included in Other income (expense), net	2
Loss included in Other comprehensive income	(89)

Balance at the end of the period	$2,552

Management utilized
a probability weighted discounted cash flow model to determine the estimated fair value as of June 30, 2022.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

5.
Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
United States	$18,668	$12,782	$31,450
Europe	5,041	2,229	7,270
Asia Pacific	9,846	52,550	62,396
All other	968	102	1,070

	$34,523	$67,663	$102,186

	Six Months Ended June 30, 2022
	Brick Products	Advanced Products	Total

United States	$32,729	$23,408	$56,137
Europe	12,083	4,997	17,080
Asia Pacific	23,367	92,045	115,412
All other	1,701	138	1,839

	$69,880	$120,588	$190,468

	Three Months Ended June 30, 2021
	Brick Products	Advanced Products	Total

United States	$19,708	$14,356	$34,064
Europe	10,224	1,285	11,509
Asia Pacific	24,045	25,339	49,384
All other	375	44	419

	$54,352	$41,024	$95,376

	Six Months Ended June 30, 2021
	Brick Products	Advanced Products	Total

United States	$38,291	$22,905	$61,196
Europe	18,420	2,280	20,700
Asia Pacific	51,373	49,992	101,365
All other	727	184	911

	$108,811	$75,361	$184,172

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$23,566	$61,979	$85,545
Stocking distributors, net of sales allowances	10,908	3,102	14,010
Non-recurring engineering	49	1,908	1,957
Royalties	—	656	656
Other	—	18	18

	$34,523	$67,663	$102,186

	Six Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$47,967	$109,450	$157,417
Stocking distributors, net of sales allowances	21,672	6,846	28,518
Non-recurring engineering	241	3,294	3,535
Royalties	—	962	962
Other	—	36	36

	$69,880	$120,588	$190,468

	Three Months Ended June 30, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$37,614	$32,644	$70,258
Stocking distributors, net of sales allowances	16,634	4,634	21,268
Non-recurring engineering	104	3,726	3,830
Royalties	—	3	3
Other	—	17	17

	$54,352	$41,024	$95,376

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

	Six Months Ended June 30, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$81,422	$61,701	$143,123
Stocking distributors, net of sales allowances	27,181	8,772	35,953
Non-recurring engineering	208	4,797	5,005
Royalties	—	56	56
Other	—	35	35

	$108,811	$75,361	$184,172

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2022	December 31, 2021	Change
Short-term deferred revenue and customer prepayments	$(7,702)	$(7,912)	$210
Long-term deferred revenue	(270)	(413)	143
Deferred expenses	559	560	(1)
Sales allowances	(1,006)	(1,464)	458
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company
records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $1,136,000 and $931,000 for the three and six months ended June 30, 2022, respectively, and $2,410,000 and $3,081,000 for the three and six months ended June 30, 2021, respectively, that was included in deferred revenue at the beginning of each respective period.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

6.
Stock-Based Compensation
The
Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$431	$252	$682	$480
Selling, general and administrative	1,440	779	2,647	1,632
Research and development	751	536	1,287	1,026

Total stock-based compensation	$2,622	$1,567	$4,616	$3,138

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$2,351	$1,336	$4,110	$2,667
ESPP	271	231	506	471

Total stock-based compensation	$2,622	$1,567	$4,616	$3,138

7.
Rental Income
Income,
net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 and $396,000 for both
the three and six months ended June 30, 2022 and 2021, respectively.
8.
Income Taxes
The provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)
The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$802	$999	$754	$856
Effective income tax rate	7.0%	4.9%	4.6%	2.4%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and six months ended June 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
As of June 30
, 2022, the Company has a valuation allowance of approximately $43,329,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company is in a cumulative loss position as of June 30, 2022, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of June 30, 2022, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2022. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

9.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:

Net income attributable to Vicor Corporation	$10,593	$19,394	$15,592	$34,486

Denominator:
Denominator for basic net income per share-weighted average shares (1)	43,973	43,553	43,963	43,504
Effect of dilutive securities:
Employee stock options (2)	893	1,288	947	1,337

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,866	44,841	44,910	44,841

Basic net income per share	$0.24	$0.45	$0.35	$0.79

Diluted net income per share	$0.24	$0.43	$0.35	$0.77

(1)	Denominator represents weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 898,640 and 658,014 shares of Common Stock for the three and six months ended June 30, 2022, respectively, and options to purchase 138,125 and 90,339 shares of Common Stock for the three and six months ended June 30, 2021, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.
Commitments and Contingencies
At
June 30, 2022, the Company had approximately $32,034,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing equipment, and approximately $10,640,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.
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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

On November 24, 2015, the District Court ordered the Texas Action stayed pending completion of certain inter partes reexamination (“IPRx”) proceedings initiated by the Company at the United States Patent and Trademark Office (“USPTO”). In these IPRx proceedings, the Company challenged the validity of the SynQor patent claims asserted in the Texas Action. On November 16, 2021, the District Court issued an order lifting the stay. At a hearing on February 2, 2022, the District Court issued an order denying all pending summary judgment and other pre-trial
motions without prejudice. The District Court further authorized the Company to file new motions for summary judgment, to be considered on an expedited schedule. The Company filed a motion for summary judgment of non-infringement
on February 4, 2022. On May 25, 2022, a magistrate judge issued a report and recommendation recommending that the Company’s motion be denied. On June 8, 2022, the Company filed objections to that report and recommendation. The District Court has not yet ruled on those objections.
On March 1, 2022, the Company also filed a motion for involuntary dismissal of the ‘290 patent from the case. On May 25, 2022, a magistrate judge issued a report and recommendation recommending that the Company’s motion be granted. On June 8, 2022, SynQor filed objections to that report and recommendation. The District Court has not yet ruled on those objections. On April 5, 2022, the Court entered a scheduling order setting a trial date of October 17, 2022.
The current status of the IPRx proceedings and related appeals is as follows:

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

•
‘021 patent: On August 30, 2017, the Federal Circuit issued a final decision upholding a PTAB decision finding all of the asserted claims of the ‘021 patent unpatentable. In addition, SynQor attempted to amend the ‘021 patent to add new claims during the IPRx. Those claims were rejected by the PTAB. SynQor subsequently filed an appeal with the Federal Circuit seeking to vacate that rejection as moot, in view of the expiry of the term of the ‘021 patent. On June 17, 2022, the Federal Circuit issued a decision vacating the PTAB’s rejection as moot.

•	‘702 patent: On August 30, 2017, the Federal Circuit issued a final decision upholding a PTAB decision finding all of the asserted claims of the ‘702 patent to be patentable.

•
‘290 patent: On June 16, 2021, the PTAB issued a decision finding all of the claims of the ‘290 patent unpatentable. SynQor has filed an appeal of that decision to the Federal Circuit, where it remains pending.

On January 23, 2018, the
20-year
terms of the ‘190 patent, the ‘021 patent, the ‘702 patent and the ‘290 patent expired. As a consequence of these expirations, the Company cannot be liable under any of the SynQor patents for allegedly infringing activities occurring after that date. In addition, any amended claims that may issue as a result of any of the still-pending IPRx proceedings will have no effective term and cannot be the basis for any liability by the Company. As noted above, the IPRx proceedings relating to the asserted claims of the ‘190 and ‘290 patents remain pending before the PTAB or on appeal at the Federal Circuit.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
11.
Impact of Recently Issued Accounting Standards
New pronouncements issued but not effective until after June 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022
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
June 30, 2022
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
June 30, 2022
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
Summary of Second Quarter 2022 Financial Performance Compared to First Quarter 2022 Financial Performance
The following summarizes our financial performance for the second quarter of 2022, compared to the first quarter of 2022:

•
Net revenues increased 15.7% to $102,186,000 for the second quarter of 2022, from $88,282,000 for the first quarter of 2022. Net revenues for Brick Products decreased 2.4% compared to the first quarter of 2022, primarily due to market conditions in Europe and in the Asia Pacific region. Advanced Products revenue rose 27.8% sequentially compared to the first quarter of 2022. This growth, though, continued to be constrained by limited component availability due to global semiconductor supply allocation issues experienced during the quarter, along with certain internal processing and testing constraints.

•	Export sales represented approximately 69.2% of total net revenues in the second quarter of 2022 as compared to 72.0% in the first quarter of 2022.

•
Gross margin increased to $46,849,000 for the second quarter of 2022 from $37,601,000 for the first quarter of 2022, and gross margin, as a percentage of net revenues, increased to 45.8% for the second quarter of 2022 from 42.6% for the first quarter of 2022. Both the increase in gross margin dollars and gross margin percentage were primarily due to the increase in net revenues and improved absorption of fixed costs due to increased volumes.

•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $410,015,000 at the end of the second quarter of 2022, as compared to $423,738,000 at the end of the first quarter of 2022. The decrease in backlog was primarily due to an increase in net revenues combined with a decline in bookings during the quarter as a result of securing bookings in prior quarters that now form a large part of our backlog.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

•
Operating expenses for the second quarter of 2022 increased $2,730,000, or 8.3%, to $35,551,000 from $32,821,000 for the first quarter of 2022. Selling, general, and administrative expenses increased approximately $1,467,000, primarily due to increases in legal fees and compensation expense. Research and development expenses increased approximately $1,263,000, primarily due to increases in project and pre-production
materials and compensation expense.

•	We reported net income for the second quarter of 2022 of $10,593,000, or $0.24 per diluted share, compared to net income of $4,999,000, or $0.11 per diluted share, for the first quarter of 2022.

•
For the second quarter of 2022, depreciation and amortization totaled $3,369,000 and capital additions totaled $14,195,000 as compared to depreciation and amortization of $3,296,000 and capital additions of $22,683,000 for the first quarter of 2022.

•
Inventories increased by approximately $9,194,000, or 12.4%, to $83,055,000 at June 30, 2022, compared to $73,861,000 at March 31, 2022, primarily consisting of raw materials, to support higher planned revenues later in the year.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net revenues for the second quarter of 2022 were $102,186,000, an increase of $6,810,000, or 7.1%, as compared to $95,376,000 for the second quarter of 2021. Net revenues, by product line, for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

			Increase (decrease)
	2022	2021	$	%
Brick Products	$34,523	$54,352	$(19,829)	(36.5)%
Advanced Products	67,663	41,024	26,639	64.9%

Total	$102,186	$95,376	$6,810	7.1%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions in Europe and the Asia Pacific region.
Gross margin for the second quarter of 2022 decreased $3,022,000, or 6.1%, to $46,849,000, from $49,871,000 for the second quarter of 2021. Gross margin, as a percentage of net revenues, decreased to 45.8% for the second quarter of 2022, compared to 52.3% for the second quarter of 2021. The decrease in gross margin dollars and gross margin percentage was primarily due to unfavorable changes in product mix, a negative impact from production inefficiencies associated with initial production volumes of new products, and certain supply chain cost increases.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Selling, general, and administrative expenses were $20,035,000 for the second quarter of 2022, an increase of $3,446,000, or 20.8%, from $16,589,000 for the second quarter of 2021. Selling, general, and administrative expenses as a percentage of net revenues increased to 19.6% for the second quarter of 2022 from 17.4% for the second quarter of 2021. The components of the $3,446,000 increase in selling, general and administrative expenses for the second quarter of 2022 from the second quarter of 2021 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$1,534	204.9	%(1)
Compensation	1,466	13.6	%(2)
Outside services	278	51.1	%(3)
Travel expense	251	97.9	%(4)
Computer and software expense	125	40.5%
Facilities allocations	(127)	(33.0)%
Other, net	(81)	(2.2)%

	$3,446	20.8%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(2)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(3)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(4)	Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Research and development expenses were $15,516,000 for the second quarter of 2022, an increase of $2,243,000, or 16.9%, compared to $13,273,000 for the second quarter of 2021. As a percentage of net revenues, research and development expenses increased to 15.2% for the second quarter of 2022 from 13.9% for the second quarter of 2021. The components of the $2,243,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase
Compensation	$818	8.6	%(1)
Overhead absorption	373	47.5	%(2)
Supplies	297	74.3	%(3)
Project and pre-production materials	226	10.0%
Depreciation and amortization	106	21.4%
Facilities allocations	99	15.6%
Deferred costs	88	46.8%
Travel expense	59	182.7%
Other, net	177	18.7%

	$2,243	16.9%

(1)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase primarily attributable to a decrease in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.
(3)	Increase in engineering supplies.
The significant components of ‘‘Other income (expense), net’’ for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2022	2021	Increase (decrease)
Interest income	$274	$276	$(2)
Rental income	198	198	—
Foreign currency losses, net	(397)	(12)	(385)
Other, net	9	(89)	98

	$84	$373	$(289)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the second quarter of 2022 compared to the second quarter of 2021.
Income before income taxes was $11,382,000 for the second quarter of 2022, as compared to $20,382,000 for the second quarter of 2021.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022
The provision for income taxes and the effective income tax rates for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Provision for income taxes	$802	$999
Effective income tax rate	7.0%	4.9%
The effective tax rates were lower than the statutory tax rates for the three months ended June 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three months ended June 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the second quarter of 2022 of $10,593,000, or $0.24 per diluted share, compared to $19,394,000, or $0.43 per diluted share, for the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net revenues for the six
months ended June 30, 2022 were $190,468,000, an increase of $6,296,000, or 3.4%, from $184,172,000 for the six months ended June 30, 2021. Net revenues, by product line, for the six months ended June 30, 2022 and the six months ended June 30, 2021 were as follows (dollars in thousands):

			Increase (decrease)
	2022	2021	$	%
Brick Products	$69,880	$108,811	$(38,931)	(35.8)%
Advanced Products	120,588	75,361	45,227	60.0%

Total	$190,468	$184,172	$6,296	3.4%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions.
Gross margin for the six months ended June 30, 2022 decreased $10,121,000, or 10.7%, to $84,450,000 from $94,571,000 for the six months ended June 30, 2021. Gross margin, as a percentage of net revenues, decreased to 44.3% for the six month period ended June 30, 2022, as compared to 51.3% for the six month period ended June 30, 2021. The decrease in gross margin dollars and gross margin percentage was primarily due to unfavorable changes in product mix, a negative impact from production inefficiencies associated with initial production volumes of new products, and certain supply chain cost increases.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Selling, general and administrative expenses were $38,603,000 for the six months ended June 30, 2022, an increase of $5,060,000, or 15.1%, compared to $33,543,000 for the six months ended June 30, 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 20.3% for the six months ended June 30, 2022 from 18.2% for the six months ended June 30, 2021. The components of the $5,060,000 increase in selling, general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$2,025	151.1	%(1)
Compensation	1,951	8.9	%(2)
Outside services	770	69.3	%(3)
Depreciation and amortization	432	26.5	%(4)
Travel expense	387	80.6	%(5)
Computer and software expense	143	23.6%
Commissions	(284)	(16.5	)%(6)
Facilities allocations	(285)	(35.3	)%(7)
Other, net	(79)	(2.1)%

	$5,060	15.1%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(2)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(3)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.
(6)	Decrease primarily attributable to a decrease in net revenues subject to commissions.
(7)	Decrease primarily attributable to a decrease in utilities and building maintenance expenses.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Research and development expenses were $29,769,000 for the six months ended June 30, 2022, an increase of $3,470,000, or 13.2%, from $26,299,000 for the six months ended June 30, 2021 As a percentage of net revenues, research and development expenses increased to 15.6% for the six month period ended June 30, 2022 from 14.3% for the six month period ended June 30, 2021. The components of the $3,470,000 increase in research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows (dollars in thousands):

	Increase
Compensation	$1,211	6.4	%(1)
Overhead absorption	560	42.8	%(2)
Supplies	473	68.6	%(3)
Project and pre-production materials	187	4.5%
Depreciation and amortization	181	17.9%
Facilities allocations	132	9.7%
Deferred costs	124	43.7%
Travel expense	106	195.1%
Computer and software expense	83	22.0%
Other, net	413	31.2%

	$3,470	13.2%

(1)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase primarily attributable to a decrease in R&D personnel incurring time on production activities, compared to R&D activities.
(3)	Increase in engineering supplies.
The significant components of ‘‘Other income (expense), net’’ for the six months ended June 30, 2022 and the six months ended June 30, 2021 and the changes from period to period were as follows (in thousands):

	2022	2021	Increase (decrease)
Interest income	$415	$469	$(54)
Rental income	396	396	—
Foreign currency losses, net	(604)	(174)	(430)
Other, net	39	(86)	125

	$246	$605	$(359)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia have experienced more unfavorable foreign currency exchange rate fluctuations in 2022 compared to 2021.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Income before income taxes was $16,324,000 for the six months ended June 30, 2022, as compared to $35,334,000 for the six months ended June 30, 2021.
The provision for income taxes and the effective income tax rates for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Provision for income taxes	$754	$856
Effective income tax rate	4.6%	2.4%
The effective tax rates were lower than the statutory tax rates for the six months ended June 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the six months ended June 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.
We reported net income for the six months ended June 30, 2022 of $15,592,000, or $0.35 per diluted share, as compared to $34,486,000, or $0.77 per diluted share, for the six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, we had $187,677,000 in cash and cash equivalents and $19,921,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 5.9:1 as of June 30, 2022 and 7.3:1 as of December 31, 2021. Working capital, defined as total current assets less total current liabilities, decreased $14,789,000 to $292,878,000 as of June 30, 2022 from $307,667,000 as of December 31, 2021.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

The changes in working capital from December 31, 2021 to June 30, 2022 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$5,259
Short-term investments	(25,294)
Accounts receivable	(561)
Inventories	15,733
Other current assets	434
Accounts payable	(10,843)
Accrued compensation and benefits	(468)
Accrued expenses	240
Sales allowances	458
Short-term lease liabilities	(21)
Income taxes payable	64
Short-term deferred revenue	210

$(14,789)

The primary sources of cash for the six months ended June 30, 2022 were $25,000,000 from the sale or maturities of short-term investments, $15,408,000 generated from operations, and $1,974,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the six months ended June 30, 2022 were for the purchase of property and equipment of $36,878,000.
In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2022. As of June 30, 2022, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.
As of June 30, 2022, we had a total of approximately $32,034,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $10,640,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. As of June 30, 2022, we had approximately $15,661,000 of remaining capital expenditures expected to be incurred through the remainder of 2022 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new manufacturing and production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility (as described above), including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.
We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

VICOR CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation
June 30, 2022

Critical Accounting Policies and Estimates
There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2022. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Vicor Corporation
June 30, 2022

Item	3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2022, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary
“mark-to-market”
carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2022.
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
As required by
Rule 13a-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2022). The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
June 30, 2022

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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation
Part II – Other Information
June 30, 2022

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

VICOR CORPORATION

Date: August 3, 2022	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)