Form 10-Q
period 2022-09-30
VICOR CORP
filed 2022-11-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).     Yes  ☐    No
☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 25, 2022 was:

Common Stock, $.01 par value	32,305,315
Class B Common Stock, $.01 par value	11,743,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$182,098	$182,418
Short-term investments	19,949	45,215
Accounts receivable, net	56,287	55,097
Inventories	94,336	67,322
Other current assets	5,483	6,708

Total current assets	358,153	356,760
Long-term deferred tax assets, net	260	208
Long-term investment, net	2,552	2,639
Property, plant and equipment, net	163,198	115,975
Other assets	2,939	1,623

Total assets	$527,102	$477,205

Liabilities and Equity
Current liabilities:
Accounts payable	$24,004	$21,189
Accrued compensation and benefits	13,070	12,660
Accrued litigation	6,500	—
Accrued expenses	5,754	4,158
Short-term lease liabilities	1,449	1,551
Sales allowances	1,427	1,464
Accrued severance and other charges	—	93
Income taxes payable	7	66
Short-term deferred revenue and customer prepayments	12,148	7,912

Total current liabilities	64,359	49,093
Long-term deferred revenue	1,833	413
Long-term income taxes payable	529	569
Long-term lease liabilities	7,520	3,225

Total liabilities	74,241	53,300
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2022 and 2021	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 43,923,786 shares issued and 32,288,980 shares outstanding in 2022; 43,789,528 shares issued and 32,154,722 shares outstanding in 2021	440	439
Additional paid-in capital	357,255	345,664
Retained earnings	235,017	217,633
Accumulated other comprehensive loss	(1,279)	(1,328)
Treasury stock at cost: 11,634,806 shares in 2022 and 2021	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	452,624	423,599
Noncontrolling interest	237	306

Total equity	452,861	423,905

Total liabilities and equity	$527,102	$477,205

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$103,118	$84,911	$293,586	$269,083
Cost of revenues	56,148	42,098	162,166	131,699

Gross margin	46,970	42,813	131,420	137,384
Operating expenses:
Selling, general and administrative	22,719	17,322	61,322	50,865
Research and development	14,747	13,519	44,516	39,818
Litigation-related	6,500	—	6,500	—

Total operating expenses	43,966	30,841	112,338	90,683

Income from operations	3,004	11,972	19,082	46,701
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	—	37	(87)	81
Less: portion of losses (gains) recognized in other comprehensive income	1	(36)	90	(78)

Net credit gains recognized in earnings	1	1	3	3
Other income (expense), net	(569)	393	(325)	996

Total other income (expense), net	(568)	394	(322)	999

Income before income taxes	2,436	12,366	18,760	47,700
Provision for income (benefit) taxes	641	(886)	1,395	(30)

Consolidated net income	1,795	13,252	17,365	47,730
Less: Net income (loss) attributable to noncontrolling interest	3	(7)	(19)	(15)

Net income attributable to Vicor Corporation	$1,792	$13,259	$17,384	$47,745

Net income per common share attributable to Vicor Corporation:
Basic	$0.04	$0.30	$0.40	$1.10
Diluted	$0.04	$0.29	$0.39	$1.06
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	44,031	43,710	43,986	43,573
Diluted	44,898	45,034	44,906	44,905
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated net income	$1,795	$13,252	$17,365	$47,730
Foreign currency translation losses, net of tax (1)	(94)	(12)	(672)	(283)
Unrealized income (loss) on available-for-sale securities, net of tax (1)	1,054	(215)	671	(574)

Other comprehensive income (loss)	960	(227)	(1)	(857)

Consolidated comprehensive income	2,755	13,025	17,364	46,873
Less: Comprehensive loss attributable to noncontrolling interest	(4)	(7)	(69)	(36)

Comprehensive income attributable to Vicor Corporation	$2,759	$13,032	$17,433	$46,909

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized losses on available-for-sale
securities are completely offset by a tax valuation allowance as of September 30, 2022 and 2021. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2022 and 2021.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Consolidated net income	$17,365	$47,730
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,250	8,564
Stock-based compensation expense	7,445	5,005
Litigation-related expense	6,500	—
Increase (decrease) in long-term deferred revenue	1,420	(240)
Amortization of bond premium	1,027	—
Decrease in contingent consideration obligations	—	(74)
(Decrease) increase in other assets	(1,451)	56
Decrease in long-term income taxes payable	(40)	(79)
Deferred income taxes	(52)	5
Credit gain on available-for-sale securities	(3)	(3)
Provision for doubtful accounts	5	—
Change in current assets and liabilities, net	(20,456)	(20,737)

Net cash provided by operating activities	22,010	40,227
Investing activities:
Purchases of short-term investments	—	(50,706)
Sales or maturities of short-term investments	25,000	50,000
Additions to property, plant and equipment	(51,279)	(30,942)

Net cash used for investing activities	(26,279)	(31,648)
Financing activities:
Proceeds from employee stock plans	4,147	8,621
Payment of contingent consideration obligations	—	(153)

Net cash provided by financing activities	4,147	8,468
Effect of foreign exchange rates on cash	(198)	(126)

Net (decrease) increase in cash and cash equivalents	(320)	16,921
Cash and cash equivalents at beginning of period	182,418	161,742

Cash and cash equivalents at end of period	$182,098	$178,663

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (loss)	Stock	Equity	Interest	Equity
Three months ended September 30, 2022
Balance on June 30, 2022	$118	$440	$352,253	$233,225	$(2,246)	$(138,927)	$444,863	$241	$445,104
Issuance of Common Stock under employee stock plans			2,173				2,173		2,173
Stock-based compensation expense			2,829				2,829		2,829
Components of comprehensive income (loss), net of tax:
Net income				1,792			1,792	3	1,795
Other comprehensive income (loss)					967		967	(7)	960

Total comprehensive income (loss)							2,759	(4)	2,755

Balance on September 30, 2022	$118	$440	$357,255	$235,017	$(1,279)	$(138,927)	$452,624	$237	$452,861

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (loss)	Stock	Equity	Interest	Equity
Nine months ended September 30, 2022
Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		1	4,146				4,147		4,147
Stock-based compensation expense			7,445				7,445		7,445
Components of comprehensive income (loss), net of tax:
Net income (loss)				17,384			17,384	(19)	17,365
Other comprehensive income (loss)					49		49	(50)	(1)

Total comprehensive income (loss)							17,433	(69)	17,364

Balance on September 30, 2022	$118	$440	$357,255	$235,017	$(1,279)	$(138,927)	$452,624	$237	$452,861

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three months ended September 30, 2021
Balance on June 30, 2021	$118	$436	$336,278	$195,494	$(813)	$(138,927)	$392,586	$306	$392,892
Issuance of Common Stock under employee stock plans		1	3,869				3,870		3,870
Stock-based compensation expense			1,867				1,867		1,867
Components of comprehensive income (loss), net of tax:
Net income (loss)				13,259			13,259	(7)	13,252
Other comprehensive loss					(227)		(227)	—	(227)

Total comprehensive income (loss)							13,032	(7)	13,025

Balance on September 30, 2021	$118	$437	$342,014	$208,753	$(1,040)	$(138,927)	$411,355	$299	$411,654

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Nine months ended September 30, 2021
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		4	8,617				8,621		8,621
Stock-based compensation expense			5,005				5,005		5,005
Components of comprehensive income (loss), net of tax:
Net income (loss)				47,745			47,745	(15)	47,730
Other comprehensive loss					(836)		(836)	(21)	(857)

Total comprehensive income (loss)							46,909	(36)	46,873

Balance on September 30, 2021	$118	$437	$342,014	$208,753	$(1,040)	$(138,927)	$411,355	$299	$411,654

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2022. “Other income
(
expense
)
, net”, includes an immaterial error correction of $990,000 and $834,000 for the three and nine months ended September 30, 2022, respectively, related to the amortization of bond premiums on available for sale securities. The balance sheet at December 31, 2021 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed by the Company with the SEC on March 1, 2022 (“2021 Form

10-K”).
2.
Inventories
Inventories were as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$73,940	$51,289
Work-in-process	11,967	12,514
Finished goods	8,429	3,519

	$94,336	$67,322

3.
Short-Term and Long-Term Investments
As of September 30, 2022 and December 31, 2021, the Company held $19,949,000 and $45,215,000, respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of September 30, 2022 and December 31, 2021, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,552,000 and $2,639,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2022, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2022.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

Details of our investments are as follows (in thousands):

	September 30, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$120,217	$—	$—
U.S. Treasury Obligations	—	19,949	—
Failed Auction Security	—	—	2,552

Total	120,217	19,949	2,552
Other measurement basis:
Cash on hand	61,881	—	—

Total	$182,098	$19,949	$2,552

	December 31, 2021
	Cash and
	Cash	Short-Term	Long-Term
	Equivalents	Investments	Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$94,282	$—	$—
U.S. Treasury Obligations	—	45,215	—
Failed Auction Security	—	—	2,639

Total	94,282	45,215	2,639
Other measurement basis:
Cash on hand	88,136	—	—

Total	$182,418	$45,215	$2,639

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

The following is a summary of the
available-for-sale
securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gains	Losses	Value
U.S. Treasury Obligations	$20,028	$—	$79	$19,949
Failed Auction Security	3,000	—	448	2,552

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
U.S. Treasury Obligations	$45,238	$—	$23	$45,215
Failed Auction Security	3,000	—	361	2,639
As of September 30, 2022, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on September 30, 2022, by type and contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
U.S. Treasury Obligations:
Maturities greater than three months but less than one year	$20,028	$19,949

		Estimated
	Cost	Fair Value
Failed Auction Security:
Due in twenty years	$3,000	$2,552

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

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2022 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2022

Cash equivalents:
Money market funds	$120,217	$—	$—	$120,217
Short-term investments:
U.S. Treasury Obligations	19,949	—	—	19,949
Long-term investment:
Failed Auction Security	—	—	2,552	2,552
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2021
Cash equivalents:
Money market funds	$94,282	$—	$—	$94,282
Short-term investments:
U.S. Treasury Obligations	45,215	—	—	45,215
Long-term investment:
Failed Auction Security	—	—	2,639	2,639
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2022 was as follows (in thousands):

Balance at the beginning of the period	$2,639
Credit gain on available-for-sale security included in Other income (expense), net	3
Loss included in Other comprehensive income	(90)

Balance at the end of the period	$2,552

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of September 30, 2022.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

5.
Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
United States	$21,559	$9,303	$30,862
Europe	7,101	1,954	9,055
Asia Pacific	14,800	47,704	62,504
All other	456	241	697

	$43,916	$59,202	$103,118

	Nine Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
United States	$54,288	$32,711	$86,999
Europe	19,184	6,951	26,135
Asia Pacific	38,167	139,749	177,916
All other	2,157	379	2,536

	$113,796	$179,790	$293,586

	Three Months Ended September 30, 2021
	Brick Products	Advanced Products	Total
United States	$19,741	$12,178	$31,919
Europe	6,185	1,324	7,509
Asia Pacific	14,936	29,934	44,870
All other	582	31	613

	$41,444	$43,467	$84,911

	Nine Months Ended September 30, 2021
	Brick Products	Advanced Products	Total
United States	$58,032	$35,083	$93,115
Europe	24,605	3,604	28,209
Asia Pacific	66,309	79,926	146,235
All other	1,309	215	1,524

	$150,255	$118,828	$269,083

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2022
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$29,051	$53,033	$82,084
Stocking distributors, net of sales allowances	14,288	2,869	17,157
Non-recurring engineering	577	2,249	2,826
Royalties	—	1,033	1,033
Other	—	18	18

	$43,916	$59,202	$103,118

	Nine Months Ended September 30, 2022
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$77,018	$162,483	$239,501
Stocking distributors, net of sales allowances	35,960	9,715	45,675
Non-recurring engineering	818	5,543	6,361
Royalties	—	1,995	1,995
Other	—	54	54

	$113,796	$179,790	$293,586

	Three Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$29,801	$36,066	$65,867
Stocking distributors, net of sales allowances	11,405	2,075	13,480
Non-recurring engineering	238	3,846	4,084
Royalties	—	1,462	1,462
Other	—	18	18

	$41,444	$43,467	$84,911

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

	Nine Months Ended September 30, 2021
	Brick Products	Advanced Products	Total

Direct customers, contract manufacturers and non-stocking distributors	$111,223	$97,767	$208,990
Stocking distributors, net of sales allowances	38,586	10,847	49,433
Non-recurring engineering	446	8,643	9,089
Royalties	—	1,518	1,518
Other	—	53	53

	$150,255	$118,828	$269,083

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	September 30, 2022	December 31, 2021	Change

Short-term deferred revenue and customer prepayments	$(12,148)	$(7,912)	$(4,236)
Long-term deferred revenue	(1,833)	(413)	(1,420)
Deferred expenses	588	560	28
Sales allowances	(1,427)	(1,464)	37
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $1,149,000 and $2,015,000 for the three and nine months ended September 30, 2022, respectively, and $874,000 and $3,955,000 for the three and nine months ended September 30, 2021, respectively, that was included in deferred revenue at the beginning of each respective period.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

6.
Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenues	$479	$259	$1,161	$739
Selling, general and administrative	1,537	1,033	4,184	2,665
Research and development	813	575	2,100	1,601

Total stock-based compensation	$2,829	$1,867	$7,445	$5,005

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Stock options	$2,531	$1,661	$6,641	$4,328
ESPP	298	206	804	677

Total stock-based compensation	$2,829	$1,867	$7,445	$5,005

7.
Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $
198,000
for the three months ended September 30, 2022 and 2021 and
$594,000
for the nine months ended September 30, 2022 and 2021.
8.
Income Taxes
The provision (benefit) for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

The provision (benefit) for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Provision (benefit) for income taxes	$641	$(886)	$1,395	$(30)
Effective income tax rate	26.3%	(7.2)%	7.4%	(0.1)%
The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three and nine months ended September 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.
As of September 30, 2022, the Company has a valuation allowance of approximately $43,329,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company is in a cumulative loss position as of September 30, 2022, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of September 30, 2022, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2022. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

9.
Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Vicor Corporation	$1,792	$13,259	$17,384	$47,745

Denominator:
Denominator for basic net income per share-weighted average shares (1)	44,031	43,710	43,986	43,573
Effect of dilutive securities:
Employee stock options (2)	867	1,324	920	1,332

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,898	45,034	44,906	44,905

Basic net income per share	$0.04	$0.30	$0.40	$1.10

Diluted net income per share	$0.04	$0.29	$0.39	$1.06

(1)	Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 1,037,640 and 772,240 shares of Common Stock for the three and nine months ended September 30, 2022, respectively, and options to purchase 76,114 and 134,822 shares of Common Stock for the three and nine months ended September 30, 2021, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.
Commitments and Contingencies
At September 30, 2022, the Company had approximately $27,804,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing equipment, and approximately $6,637,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas. The complaint, as amended, alleged that the Company’s unregulated bus converters used in intermediate bus architecture power supply systems infringed SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively, and collectively the “SynQor Patents”). The Company asserted counterclaims against SynQor alleging unfair competition and tortious interference with business relations (the “Counterclaims”). As a result of certain actions by the United States Patent and Trademark Office (“USPTO”) and the District Court, SynQor’s infringement allegations regarding the ‘021 patent and the ‘290 patent were dismissed from the case prior to the beginning of trial. Specifically, the USPTO invalidated all the asserted claims of the ‘021 patent and that decision was upheld on appeal on August 30, 2017. In addition, on October 5, 2022, the District Court issued an order involuntarily dismissing the ‘290 patent infringement allegations on grounds of equitable and judicial estoppel, in view of representations by SynQor to the District Court agreeing to such dismissal as a condition of lifting a prior stay of the lawsuit.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

A trial in the District Court began on October 17, 2022 on the asserted claims of the ‘190 patent and the ‘702 patent, as well as on the Company’s Counterclaims. The District Court dismissed the Company’s Counterclaims on October 25, 2022. On October 26, 2022, the jury returned a verdict on SynQor’s patent infringement claims, finding that the Company willfully infringed the ‘702 patent, but did not infringe the ‘190 patent. The jury awarded SynQor damages in the amount of $6,500,000 for infringement of the ‘702 patent. All of the SynQor Patents expired in 2018.
The Company anticipates filing a post-trial motion seeking entry of judgment of non-infringement of the ‘702 patent as a matter of law. The Company intends to appeal to the United States Court of Appeals for the Federal Circuit the construction of claim limitations of the ‘190 and ‘702 patents and the dismissal of the Company’s Counterclaims. SynQor may move the District Court to increase the jury award and pursue its appellate options with respect to claims found to be invalid or not infringed.
In accordance with applicable accounting standards, the Company has recorded a litigation related accrual of $6,500,000 in the third quarter of 2022 as its estimate based on the jury award, using estimated outcomes ranging from $0 to treble damages plus attorney fees.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of such other lawsuits and claims against the Company cannot be predicted with certainty, management does not expect such litigation or claims will have a material adverse impact on the Company’s financial position or results of operations.
11.
Impact of Recently Issued Accounting Standards
New pronouncements issued but not effective until after September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factors described in this Quarterly Report on Form 10-Q. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus (“COVID-19”) and regarding our and our customers’ ability to effectively conduct business during the pandemic; our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A – “Risk Factors.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

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

Based on design, performance, and form factor considerations, as well as the range of evolving applications for which our products are appropriate, we categorize our product portfolios as either “Advanced Products” or “Brick Products.” The Advanced Products category consists of our more recently introduced products, which are largely used to implement our proprietary Factorized Power Architecture™ (“FPA”), an innovative power distribution architecture enabling flexible, rapid power system design using individual components optimized to perform a specific conversion function.

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

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events (most recently evidenced by the COVID-19 pandemic), have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with lockdowns in China due to their zero-COVID policy, those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products,

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions have, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. While we continue to make progress in moving outsourced manufacturing steps in-house to the Company, we are still experiencing long lead times on certain raw material components, sporadic disruptions related to shutdowns in China as a result of their zero-COVID policy, and uncertainty of output from our outsourced manufacturing supplier. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs, aside from recent increases in legal expense associated with the intellectual property litigation with SynQor Inc., are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

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

We are closely monitoring the operating performance and financial health of our customers, business partners, and suppliers, but an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to raw materials or services. Additionally, restrictions or disruptions of transportation, such as reduced availability of cargo transport by ship or air, have resulted and may continue to result in higher costs and inbound and outbound delays.

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

Changes from Previously Disclosed Results

As discussed below, we reported net income for the third quarter of 2022 of $1,792,000, or $0.04 per diluted share, compared to $13,259,000, or $0.29 per diluted share, for the third quarter of 2021. Initially, in our earnings release issued on October 25, 2022, we had disclosed net income for the third quarter of 2022 of $8,091,000, or $0.18 per diluted share. On October 26, 2022, after the earnings release and related earnings call, the jury in the patent litigation with SynQor, Inc. (“SynQor”) awarded SynQor damages in the amount of $6,500,000 for infringement of a SynQor patent. The Company anticipates filing a post-trial motion seeking entry of judgment of non-infringement of the SynQor patent as a matter of law. The Company intends to appeal to the United States Court of Appeals for the Federal Circuit the construction of claim limitations of the SynQor patents and the dismissal of the Company’s counterclaims against SynQor. In light of the jury award, the Company has recorded a litigation related accrual of $6,500,000 in the third quarter of 2022, resulting in the decrease in our reported net income and net income per share from the amounts previously disclosed in our earnings release, as well as a corresponding $6,500,000 increase in operating expenses to $43,966,000 from the previously disclosed $37,466,000. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation related accrual.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Summary of Third Quarter 2022 Financial Performance Compared to Second Quarter 2022 Financial Performance

The following summarizes our financial performance for the third quarter of 2022, compared to the second quarter of 2022:

•

Net revenues increased 0.9% to $103,118,000 for the third quarter of 2022, from $102,186,000 for the second quarter of 2022. Net revenues for Brick Products increased 27.2% compared to the second quarter of 2022, primarily due to the ability to shift manufacturing resources to focus on available backlog, as well as, favorable market conditions in North America and Europe for Brick Products. Advanced Products net revenue decreased 12.5% compared to the second quarter of 2022 primarily due to continued supply constraints leading to longer cycle-times and schedule delays, as well as, the impact of issuing a return material authorization in the third quarter for approximately $6,000,000.

•	Export sales represented approximately 70.1% of total net revenues in the third quarter of 2022 as compared to 69.2% in the second quarter of 2022.

•

Gross margin increased to $46,970,000 for the third quarter of 2022 from $46,849,000 for the second quarter of 2022, but gross margin, as a percentage of net revenues, decreased to 45.5% for the third quarter of 2022 from 45.8% for the second quarter of 2022. The decrease in gross margin percentage was primarily a net result of favorable overhead absorption offset by increased tariff costs and higher processing costs at outside vendors.

•

Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $371,637,000 at the end of the third quarter of 2022, as compared to $410,015,000 at the end of the second quarter of 2022. The decrease in backlog was primarily due to an increase in net revenues combined with a decline in bookings during the quarter as a result of securing bookings in prior quarters that now form a large part of our backlog.

•

Operating expenses for the third quarter of 2022 increased $8,415,000, or 23.7%, to $43,966,000 from $35,551,000 for the second quarter of 2022. Selling, general, and administrative expenses increased approximately $2,684,000, primarily due to an increase in legal fees. Research and development expenses decreased approximately $769,000, primarily due to a decrease in project and pre-production materials. Litigation-related expense related to the SynQor litigation was $6,500,000 for the third quarter of 2022. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

•	We reported net income for the third quarter of 2022 of $1,792,000, or $0.04 per diluted share, compared to net income of $10,593,000, or $0.24 per diluted share, for the second quarter of 2022.

•

For the third quarter of 2022, depreciation and amortization totaled $3,585,000 and capital additions totaled $14,401,000 as compared to depreciation and amortization of $3,369,000 and capital additions of $14,195,000 for the second quarter of 2022.

•	Inventories increased by approximately $11,281,000, or 13.6%, to $94,336,000 at September 30, 2022, compared to $83,055,000 at June 30, 2022, primarily consisting of raw materials.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net revenues for the third quarter of 2022 were $103,118,000, an increase of $18,207,000, or 21.4%, as compared to $84,911,000 for the third quarter of 2021. Net revenues, by product line, for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

			Increase
	2022	2021	$	%
Brick Products	$43,916	$41,444	$2,472	6.0%
Advanced Products	59,202	43,467	15,735	36.2%

Total	$103,118	$84,911	$18,207	21.4%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business. The increase in net revenues for Brick Products was primarily due to favorable market conditions in North America and Europe and a rebound in the business after several quarters of declining revenues.

Gross margin for the third quarter of 2022 increased $4,157,000, or 9.7%, to $46,970,000, from $42,813,000 for the third quarter of 2021. Gross margin, as a percentage of net revenues, decreased to 45.5% for the third quarter of 2022, compared to 50.4% for the third quarter of 2021. The increase in gross margin dollars was due to the increase in net revenues. The decrease in gross margin percentage was primarily due to unfavorable changes in product mix, a negative impact from production inefficiencies associated with initial production volumes of new products, and certain supply chain cost increases.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Selling, general, and administrative expenses were $22,719,000 for the third quarter of 2022, an increase of $5,397,000, or 31.2%, from $17,322,000 for the third quarter of 2021. Selling, general, and administrative expenses as a percentage of net revenues increased to 22.0% for the third quarter of 2022 from 20.4% for the third quarter of 2021. The components of the $5,397,000 increase in selling, general and administrative expenses for the third quarter of 2022 from the third quarter of 2021 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$3,538	399.4	%(1)
Compensation	694	6.3	%(2)
Advertising	546	68.7	%(3)
Depreciation and amortization	300	36.3	%(4)
Audit and accounting fees	236	48.1	%(5)
Travel expense	235	67.4	%(6)
Other, net	(152)	(5.1)%

	$5,397	31.2%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(2)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(3)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Overall increase in audit and tax fees.
(6)	Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Research and development expenses were $14,747,000 for the third quarter of 2022, an increase of $1,228,000, or 9.1%, compared to $13,519,000 for the third quarter of 2021. As a percentage of net revenues, research and development expenses decreased to 14.3% for the third quarter of 2022 from 15.9% for the third quarter of 2021. The components of the $1,228,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$654	6.7	%(1)
Supplies	348	91.8	%(2)
Facilities allocations	139	19.8%
Computer and software expense	136	74.1%
Depreciation and amortization	116	22.9%
Outside services	96	82.6%
Overhead absorption	(146)	(28.7)%
Project and pre-production materials	(387)	(19.7	)%(3)
Other, net	272	56.8%

	$1,228	9.1%

(1)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase in engineering supplies.
(3)	Decrease primarily attributable to decreased prototype development costs for Advanced Products.

Litigation-related expense was $6,500,000 for the third quarter of 2022 which related to the SynQor litigation, as compared to $0 for the third quarter of 2021. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

The significant components of “Other income (expense), net” for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2022	2021	Increase (decrease)
Foreign currency losses, net	$(453)	$(110)	$(343)
Interest income (expense), net	(315)	267	(582)
Rental income	198	198	—
Other, net	2	39	(37)

	$(568)	$394	$(962)

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the third quarter of 2022 compared to the third quarter of 2021. “Interest income (expense), net” includes an immaterial error correction of $990,000 related to the amortization of bond premiums on available for sale securities.

Income before income taxes was $2,436,000 for the third quarter of 2022, as compared to $12,366,000 for the third quarter of 2021.

The provision (benefit) for income taxes and the effective income tax rates for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Provision (benefit) for income taxes	$641	$(886)
Effective income tax rate	26.3%	(7.2)%

The effective tax rates were lower than the statutory tax rates for the three months ended September 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three months ended September 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the third quarter of 2022 of $1,792,000, or $0.04 per diluted share, compared to $13,259,000, or $0.29 per diluted share, for the third quarter of 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net revenues for the nine months ended September 30, 2022 were $293,586,000, an increase of $24,503,000, or 9.1%, from $269,083,000 for the nine months ended September 30, 2021. Net revenues, by product line, for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 were as follows (dollars in thousands):

			(Decrease) increase
	2022	2021	$	%
Brick Products	$113,796	$150,255	$(36,459)	(24.3)%
Advanced Products	179,790	118,828	60,962	51.3%

Total	$293,586	$269,083	$24,503	9.1%

The increase in net revenues for Advanced Products was primarily the result of growth in the data center and high performance computing business. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions in the Asia Pacific region and a shift in resource allocation to the Advanced Products.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Gross margin for the nine months ended September 30, 2022 decreased $5,964,000, or 4.3%, to $131,420,000 from $137,384,000 for the nine months ended September 30, 2021. Gross margin, as a percentage of net revenues, decreased to 44.8% for the nine month period ended September 30, 2022, as compared to 51.1% for the nine month period ended September 30, 2021. The decrease in gross margin dollars and gross margin percentage was primarily due to changes in product mix, a negative impact from production inefficiencies associated with initial production volumes of new products, and certain supply chain cost increases.

Selling, general and administrative expenses were $61,322,000 for the nine months ended September 30, 2022, an increase of $10,457,000, or 20.6%, compared to $50,865,000 for the nine months ended September 30, 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 20.9% for the nine months ended September 30, 2022 from 18.9% for the nine months ended September 30, 2021. The components of the $10,457,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$5,562	250.0	%(1)
Compensation	2,645	8.0	%(2)
Outside services	804	45.0	%(3)
Depreciation and amortization	732	29.8	%(4)
Travel expense	621	75.1	%(5)
Advertising	522	21.8	%(6)
Commissions	(365)	(13.9	)%(7)
Other, net	(64)	(1.2)%

	$10,457	20.6%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.
(2)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(3)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.
(6)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(7)	Decrease primarily attributable to a decrease in net revenues subject to commissions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Research and development expenses were $44,516,000 for the nine months ended September 30, 2022, an increase of $4,698,000, or 11.8%, from $39,818,000 for the nine months ended September 30, 2021 As a percentage of net revenues, research and development expenses increased to 15.2% for the nine month period ended September 30, 2022 from 14.8% for the nine month period ended September 30, 2021. The components of the $4,698,000 increase in research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows (dollars in thousands):

	Increase
Compensation	$1,865	6.5	%(1)
Supplies	821	76.8	%(2)
Overhead absorption	413	22.8	%(3)
Depreciation and amortization	297	19.6	%(4)
Facilities allocations	271	13.1	%(5)
Computer and software expense	219	39.2	%(6)
Travel expense	156	143.8%
Deferred costs	140	29.2%
Other, net	516	6.3%

	$4,698	11.8%

(1)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase in engineering supplies.
(3)	Increase primarily attributable to a decrease in R&D personnel incurring time on production activities, compared to R&D activities.
(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)	Increase primarily attributable to an increase in utilities and building maintenance expenses.
(6)	Increase primarily attributable to an increase in computer and software expenses.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Litigation-related expense was $6,500,000 for the nine months ended September 30, 2022 which related to the SynQor litigation, as compared to $0 for the nine months ended September 30, 2021. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

The significant components of “Other income (expense), net” for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 and the changes from period to period were as follows (in thousands):

	2022	2021	Increase (decrease)
Foreign currency losses, net	$(1,057)	$(285)	$(772)
Rental income	594	594	—
Interest income (expense), net	107	757	(650)
Other, net	34	(67)	101

	$(322)	$999	$(1,321)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia have experienced more unfavorable foreign currency exchange rate fluctuations in 2022 compared to 2021. “Interest income (expense), net” includes an immaterial error correction of $834,000 related to the amortization of bond premiums on available for sale securities.

Income before income taxes was $18,760,000 for the nine months ended September 30, 2022, as compared to $47,700,000 for the nine months ended September 30, 2021.

The provision (benefit) for income taxes and the effective income tax rates for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Provision (benefit) for income taxes	$1,395	$(30)
Effective income tax rate	7.4%	(0.1)%

The effective tax rates were lower than the statutory tax rates for the nine months ended September 30, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the nine months ended September 30, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes, offset by excess tax benefits related to stock based compensation during those periods.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the nine months ended September 30, 2022 of $17,384,000, or $0.39 per diluted share, as compared to $47,745,000, or $1.06 per diluted share, for the nine months ended September 30, 2021.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

Liquidity and Capital Resources

As of September 30, 2022, we had $182,098,000 in cash and cash equivalents and $19,949,000 of highly liquid short-term investments. The ratio of total current assets to total current liabilities was 5.6:1 as of September 30, 2022 and 7.3:1 as of December 31, 2021. Working capital, defined as total current assets less total current liabilities, decreased $13,873,000 to $293,794,000 as of September 30, 2022 from $307,667,000 as of December 31, 2021.

The changes in working capital from December 31, 2021 to September 30, 2022 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(320)
Short-term investments	(25,266)
Accounts receivable	1,190
Inventories	27,014
Other current assets	(1,225)
Accounts payable	(2,815)
Accrued compensation and benefits	(410)
Accrued expenses	(1,596)
Accrued litigation	(6,500)
Short-term deferred revenue	(4,236)
Other	291

$(13,873)

The primary sources of cash for the nine months ended September 30, 2022 were $25,000,000 from the sale or maturities of short-term investments, $22,010,000 generated from operations, and $4,147,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the nine months ended September 30, 2022 were for the purchase of property and equipment of $51,279,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2022. As of September 30, 2022, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

As of September 30, 2022, we had a total of approximately $27,804,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $6,637,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. As of September 30, 2022, we had approximately $7,627,000 of remaining capital expenditures expected to be incurred through the remainder of 2022 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new manufacturing and production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility (as described above), including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for the foreseeable future.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2022

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2022. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Vicor Corporation

September 30, 2022

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2022, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2022.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2022). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

September 30, 2022

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2022

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the following additional risk factor, which supplements and updates those risk factors discussed in our Form 10-K.

Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.

We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, intellectual property ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; employment; product regulations; cybersecurity; environmental, health, and safety requirements; and climate change. Compliance with such requirements can be onerous and expensive and may impact our business operations negatively. Should any of these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs and/or restrictions on our ability to manufacture our products and operate our business.

Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability or the ability of our customers and end users to sell products in certain countries and thereby have a material adverse effect on our business, revenue and results of operations. For example, in 2022, the U.S. government imposed additional export controls on certain advanced computing semiconductor chips (chips, advanced computing chips, integrated circuits (“ICs”)), certain semiconductor manufacturing items and transactions for certain IC end use, including supercomputer end uses. Furthermore, the U.S. government has continued to expand, the number of foreign entities on the Entity List (a restricted party list that imposes additional licensing requirements on shipments to listed parties). These recent export controls are, in part, intended to restrict the ability of the People’s Republic of China to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our business, revenue and results of operations.

While we have policies and procedures in place to ensure compliance with sanctions and trade restrictions and other applicable laws, our employees, contractors, partners, and agents may take actions in violation of such policies and applicable law, for which we may be ultimately held responsible. Intentional and unintentional violations of these laws can result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation, any of which could have a material and adverse impact on our business, operating results and financial condition.

Vicor Corporation

Part II – Other Information

September 30, 2022

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

VICOR CORPORATION

Date: November 3, 2022	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)