Form 10-K
period 2022-12-31
VICOR CORP
filed 2023-02-28
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
In
dicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐*
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐*
*
Pursuant to SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and
non-voting
common equity of the registrant held by
non-affiliates
(for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $1,187,898,000.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 16, 2023
Common Stock	32,373,459
Class B Common Stock	11,743,218
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2023 annual meeting of stockholders are incorporated by reference into Part III.
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

Our competition varies, depending on the market segment and application. Generally, we compete with developers and manufacturers of integrated circuits and semiconductor-based modules when addressing the needs of customers in enterprise computing and other market segments with implementations of our proprietary Factorized Power ArchitectureTM (“FPA”) using Advanced Products. In contrast, we generally compete with manufacturers of integrated power supplies when addressing the needs of customers, across a wide range of market segments, implementing conventional power systems architectures (e.g., Centralized Power Architecture (“CPA”), Distributed Power Architecture (“DPA”), and Intermediate Bus Architecture (“IBA”)) using Brick Products.

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

A typical FPA implementation for delivering 48V DC from a server backplane to a 1.0V microprocessor would consist of three modules: a PRM™ (Pre-Regulator Module) regulator, a VTM™ (Voltage Transformation Module) current multiplier, and a proprietary communications controller. In contrast, a commodity IBA design for delivering 48V DC from a server backplane to a 1.0V microprocessor requires an additional conversion stage, to reduce 48V to 12V, and, at the point of load, a voltage regulation module (i.e., a “VRM” consisting of multiple switching regulators, each representing a phase and consisting of two switching transistors, one or more capacitors, and an inductor, with the transistors switched by pulse width modulation controller). For a 200W two stage, multiphase application, a 12V commodity IBA implementation would require an intermediate bus converter, to reduce 48V to 12V, and a VRM solution consisting of parallel phases (i.e., multiple switching regulators) to reduce and regulate the current for use at 1.0V by the microprocessor. Such a commodity IBA implementation requires a significantly higher component count, consumes more motherboard area, requires more copper conduit, generates more heat due to switching and distribution losses, offers inferior dynamic response, and can be meaningfully less efficient than a 48V FPA implementation.

The advantages of FPA over legacy power distribution architectures are most evident in high performance computing applications. Our “Power-on-Package” power system solutions meet the computational performance requirements of artificial intelligence (“AI”). The microprocessors typically used in AI, particularly in more computationally demanding “machine learning” or “training” applications, are graphics processing units (“GPUs”) and custom application-specific integrated circuits (“ASICs”). Unlike central processing units (“CPUs”), which are designed for serial execution of complex and broad instruction sets, GPUs and AI ASICs are designed for massively parallel (i.e., concurrent) processing of repetitive transactions or calculations. As such, GPUs and AI ASICs generally operate at processing frequencies requiring the higher levels of average and peak current delivered by our FPA-based solutions. Our most popular Power-on-Package solution, consists of one MCD© (Modular Current Driver) unit, providing high-bandwidth, low-noise regulation, and two MCM© (Modular Current Multiplier) units, providing high performance current multiplication. Power-on-Package delivers unprecedented current levels to GPUs and AI ASICs, in part due to the placement of the MCMs directly on the substrate onto which the processor is mounted, thereby minimizing distribution losses associated with high current levels. Placement of MCM units on the substrate also reduces the number of GPU or ASIC processor substrate pins required for power, allowing for their use by other functions (e.g., memory input/output (“I/O”)). This three-module laterally-mounted Power-on-Package configuration, powering an AI accelerator card requiring 350W, delivers 0.7V, 650A average current, and up to 1,200A peak current to the GPU or AI ASIC.

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

Our latest innovation for powering processors is vertical power delivery, which involves mounting our highest-performance solutions on the underside of the motherboard, opposite the GPU or AI ASIC, thereby enabling a further reduction in distribution losses at the load, yielding higher efficiency and unprecedented power density. Vertically-mounting the solution allows unrestricted access to microprocessor input/output I/O pins on the top side of the motherboard, thereby improving I/O speed and memory access, which are a priority for GPUs and AI ASICs in AI applications. We are in the final development stages of our vertical power delivery solutions and shipped prototype products to a certain customer in 2022.

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

Annual revenue associated with the sale of Advanced Products was approximately 61.0%, 47.4%, and 35.8% of the Company’s consolidated revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Advanced Products revenue grew in 2022 primarily due to cloud computing infrastructure growth and the further adoption of AI systems within the cloud.

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

Annual revenue associated with the sale of Brick Products, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 39.0%, 52.6%, and 64.2% of the Company’s consolidated revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

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

As of December 31, 2022, the Company’s order backlog was approximately $304,392,000, compared to $345,594,000 as of December 31, 2021. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.

The lead times between receipt and acceptance of an order and our shipment of the product have increased, largely as a consequence of the COVID-19 pandemic and in particular in 2022, the resulting lock-downs in China associated with its zero-COVID policy. The COVID-19 pandemic has caused widespread delays in production and delivery. In response, during the second quarter of 2021, we extended our quoted lead times for delivery to customers to 26-32 weeks depending on the product family. Customer demand has outstripped capacity and semiconductor suppliers have allocated capacity. In addition, suppliers have increased component pricing. In the second quarter of 2021 and in the first quarter of 2022, we increased our prices in response to component cost increases that could no longer be absorbed.

A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. Due to lengthened delivery lead times and supply constraints across the electronics industry, the volume of turns orders has been lower on average in the last few years than in prior years. However, over the same period, the volume of orders for which customers have requested accelerated delivery has increased, which we believe to be a reflection of the demand for our products in key end markets and our limited capacity to meet this demand. An additional influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume was approximately 11% of 2022 revenue, approximately 19% of 2021 revenue, and approximately 14% of 2020 revenue.

In the second half of 2022, the semiconductor industry experienced a slow down due to a number of factors. The order rate from customers declined in this period. We believe the decline in order rate related, in part, to the general slow down in the semiconductor industry. In addition, order rates from contract manufacturing customers that manufacture for a high performance compute OEM declined and we believe this was due, in part, to the substantial backlog we built up earlier in the year, as well as a product transition from one generation to the next.

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

For 2022, exports to China and Hong Kong were approximately $75,194,000, representing approximately 18.8% of total revenue and an approximately 23.8% decrease over the 2021 total of approximately $98,700,000. We believe this decreased volume was primarily associated with the lockdowns in China associated with their zero-COVID policy and related constraints on the Chinese economy. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).

For 2022, exports to Taiwan were approximately $105,226,000, representing approximately 26.4% of total revenue and an approximately 82.3% increase over the 2021 total of approximately $57,711,000. Taiwan is a contract manufacturing site for certain high performance compute OEMs that drove increased demand.

Despite our minor share in the overall merchant market and the competitive presence of numerous, far larger vendors in the market segments we serve with both Advanced Products and Brick Products, we believe we maintain an advantageous competitive position in those market segments. While we believe we have a significant share of 48V power distribution opportunities within the segments of the computing markets we serve, there are numerous competitors across these market segments that have significantly greater engineering, financial, manufacturing, and marketing and sales resources, as well as longer operating histories and longer customer relationships than we do.

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

We generally sell our products on the basis of our standard terms and conditions, and we most commonly warrant our products for a period of two years. The warranty period is three years for a range of H Grade, M Grade, and MI Family DC-DC products. In a limited number of circumstances, we have entered into supply contracts with certain high-volume customers calling for extended warranty terms. With our distribution partners, we also enter into contracts providing for our product warranties to transfer to the end customer upon final sale of our product(s) by the distributor.

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

Our web-based resources are an important element of our efforts to interact with and support customers. Within our website, the Power System Designer workspace of tools and references allow engineers to select, architect, and implement power systems using our products. Our highly differentiated WhiteboardTM tool allows users to configure and analyze their own power system designs or those from an extensive library of designs addressing a wide range of applications. Users can modify the operating condition for each component of their design to match the intended application and perform efficiency and loss analysis of individual components and the full power system. We continue to enhance and expand the range and capabilities of engineering tools we make available online to customers and prospective customers.

As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering, which has resulted in significant expansion of our sales and application engineering infrastructure over historical levels. We incurred approximately $49,708,000, $46,602,000, and $43,396,000 in marketing and sales expenses in 2022, 2021, and 2020, respectively, representing approximately 12.5%, 13.0%, and 14.6% of revenues in 2022, 2021, and 2020, respectively.

Manufacturing, Quality Assurance, and Supply Chain Management

Our manufacturing facility, consisting of approximately 320,000 square feet, is located in Andover, Massachusetts, where we are headquartered. In this facility, we manufacture Brick Products, with the exception of custom products produced by our Vicor Custom Power and VJCL subsidiaries, and Advanced Products, with the exception of certain products manufactured, packaged, and tested by third party wafer foundries and packaging contractors in the United States and Asia.

Our primary manufacturing processes involve steps common to automated assembly of electronics devices. We also have developed and employ proprietary manufacturing processes that contribute to the differentiated performance of our devices, including the innovative electroplating of our SM-ChiP© modules discussed below. During the third quarter of 2020, we began construction of an addition of approximately 90,000 square feet to our existing manufacturing facility. We initially planned on taking occupancy of the addition in the first half of 2021, but due to a variety of factors including the effect of the global pandemic, we took occupancy of this addition during the first half of 2022 and equipment installation and qualification is underway.

As previously disclosed, we partner with a highly-specialized third-party developer of electroplating processes and equipment, which performs certain elements of our proprietary manufacturing process using equipment designed by the developer. In 2019 and 2020, we entered into service and equipment purchase agreements with this partner. While commodity electroplating services are available from numerous alternate providers, we entered into these agreements due to the level of our collaboration to date with the partner in the refinement of certain proprietary processes we employ and our joint commitment to environmentally sound manufacturing minimizing toxic waste. We have relied on this partner’s services to meet our requirements for SM-ChiP production to date, but we expect to have fully-operational production capabilities on site. The initial planned installation dates for this equipment in 2021 were, in some cases, delayed due to a variety of factors including the effect of the global pandemic, with the current expectation that the line will be complete in 2023.

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

Components and materials used in our products are purchased from a variety of domestic and international vendors. Generally, the global electronics supply chain continued to be impacted by the COVID-19 pandemic in 2022. Lead times for delivery of certain raw materials remain extended. Most of these raw materials are available from multiple sources, whether directly from suppliers or indirectly through distributors, and, during 2022 we continued to opportunistically expand certain raw material inventories to offset the uncertainties associated with availability and lead times.

Certain Advanced Products and semiconductor devices used in our production are manufactured by a limited number of wafer foundries, with packaging and test services provided by a limited number of third parties. We rely on these wafer foundries and packaging and test providers for supply continuity of these critical semiconductor devices. Throughout the majority of 2022, the semiconductor test and packaging segment of the global electronics supply chain experienced well-publicized capacity constraints, and, as a result, we have continued to experience unpredicted delays in receipt of certain semiconductor components from our packaging and test vendors. To date, these delays have not had a material impact on our ability to meet customer delivery requirements. In response to current schedule uncertainties, we are seeking alternate providers of packaging and test services and may further increase inventory levels for these semiconductor components, when possible. Should these capacity constraints continue or worsen and we are unable to obtain the necessary volumes of required semiconductor components, we may not be able to meet delivery commitments for certain customers and may not be able to reduce delivery lead times for the foreseeable future. In the later part of 2022, the semiconductor industry experienced a downturn, and we believe the resulting reduction in orders on the industry will serve to loosen supply chains, though specific supply constraints on certain components remain a challenge.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2022, costs associated with tariffs totaled approximately $10,201,000, an increase of 52.8% over the $6,678,000 in costs incurred for the year ended December 31, 2021. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. We recovered $229,000 and $676,000 for the years ended, December 31, 2022 and December 31, 2021, respectively, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

Intellectual Property

Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $60,594,000, $53,114,000, and $50,916,000 in research and development expenses in 2022, 2021, and 2020, respectively, representing approximately 15.2%, 14.8%, and 17.2% of revenues in 2022, 2021, and 2020, respectively.

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

As of December 31, 2022, in the United States, we have been issued 122 patents having expirations scheduled between 2023 and 2040 and have filed a number of patent applications which are still pending, many of which are expected to issue as patents in 2023. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

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

As of December 31, 2022, we had 1,088 full-time employees, of which 989 were in the U.S. and 99 were in our international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

For more information on our employee and community initiatives, please see our Corporate Social Responsibility webpage at www.vicorpower.com/about-the-company/corporate-social-responsibility.

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

•	our ability to provide and maintain a high level of sales and engineering support to an increasing number of demanding, high volume customers;

•	the ability of our third party suppliers and service subcontractors to provide us sufficient quantities of high quality products, components, and/or services on a timely and cost-effective basis;

•	the effectiveness of our ongoing efforts to continuously reduce manufacturing costs per unit and manage operating expenses;

•	our ability to absorb and mitigate the impact of inflation on our operating results;

•	our ability to utilize our manufacturing facilities and personnel at efficient levels, maintaining sufficient production capacity and necessary manufacturing yields;

•	our ability to plan, schedule, and execute capacity expansion, including the anticipated start up in 2023 of approximately 90,000 square feet to our Andover manufacturing facility;

•	the timing of our new product introductions and our ability to meet customer expectations for timely delivery of fully qualified products;

•	the timing of new product introductions or other competitive actions (e.g., product price reductions) by our competitors;

•	the ability to hire, retain, and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	litigation-related costs, which may be significant;

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

For the years ended December 31, 2022, 2021, and 2020, revenues from sales outside the United States were 67.6%, 67.0%, and 64.4%, respectively, of our total revenues. Net revenues from customers in China and Hong Kong, accounted for approximately 18.8% in 2022, approximately 27.5% in 2021, and approximately 31.4% in 2020, respectively, of total net revenues. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to continue to increase.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2022, Section 301 Tariffs totaled approximately $10,201,000, an increase of 52.8% over the $6,678,000 incurred for 2021. For 2022, 2021 and 2020, Section 301 Tariffs totaled approximately 2.6%, 1.9% and 2.4%, respectively, of annual revenue, representing a material reduction in our gross profit margin as a percentage of annual revenue.

We continue to evaluate alternative sources of raw materials, and in 2020, 2021, and 2022 we qualified non-Chinese vendors for certain high-volume raw materials and components. We anticipate a reduction in Section 301 Tariffs we incur during 2023, given the ongoing transition to non-Chinese vendors, but we are not able to estimate the amount of such reduction, if any. Similarly, we cannot predict if or when the U.S. government may reduce or eliminate Section 301 Tariffs.

We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. We recovered $229,000 for the year ended December 31, 2022, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

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

In October 2022, the U.S. Government instituted export controls of certain semiconductor technologies to China, and subsequent to that action, the U.S. Department of Commerce added certain China-based companies to its entity list, which precludes shipment of semiconductor products to these companies without a license. These restrictions could cause a reduction in demand for our products from contract manufacturing customers that manufacture for high performance compute OEMs, as well as a reduction in exports to customers on the entity list. We cannot be certain what the ultimate impact of these export controls will be on our business, financial condition, and results of operations.

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

The power systems industry, and the electronics industry as a whole, can be subject to pronounced, lengthy business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of components and materials to match production schedules and customer delivery requirements. Many of our products require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key components or materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient raw materials to manufacture products for our customers has reduced, in the past, our revenue and profitability and could do so again. Over the course of the last few years, there have been circumstances where supply disruptions, often associated with the global pandemic, have impacted our results.

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

The addition to our facility includes installation of certain equipment and implementation of certain manufacturing steps associated with Advanced Products manufacturing processes we currently outsource to a third-party partner, as described above. These manufacturing processes are associated with a proprietary packaging approach requiring complex electroplating processes using environmentally safe technologies. Given our volume expectations and the proprietary elements of these processes, we have chosen to accelerate the development of a captive capacity that we expect will exceed the total capacity available from our third-party partner. Today, we own and operate, with our employees, certain equipment on premises at our third-party partner and, as such, have established a level of operational competence we believe will enable us to successfully install and implement these manufacturing processes internally. However, we may experience delays and incur additional costs during 2023 in implementing the manufacturing processes, given the complexity of the installation and qualification of the equipment. An extended delay in completing our capacity expansion (and implementing new manufacturing processes) could have a material adverse effect on our results of operations and negatively impact our ability to execute on our Advanced Products strategy.

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

We have in the past and may in the future encounter legal action from customers, vendors, or others concerning product warranty or other claims. We generally offer a two-year warranty from the date title passes from us for all of our standard products. The warranty period is three years for a range of H Grade, M Grade and MI Family DC-DC legacy products. In a limited number of circumstances, we have entered into supply contracts with certain high-volume customers calling for extended warranty terms. With our distribution partners, we also enter into contracts providing for our product warranties to transfer to the end customer upon final sale of our product(s) by the distributor.

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

During 2020, global economic conditions varied by region, and were rapidly and significantly influenced by the COVID-19 pandemic. The COVID-19 pandemic and the response of governments worldwide to contain its spread negatively influenced our financial and operational performance for all four quarters of 2020, and in subsequent years including in 2022, and future developments may have a potentially more substantial negative influence on our financial and operational performance over an unknown period of time.

Our deliveries to and orders from North American industrial and defense electronics customers declined sharply at the onset of the pandemic, during the first quarter of 2020, given reduced manufacturing activity and broad uncertainty. The second half of 2020 saw a recovery of North American activity to pre-pandemic levels. Further growth continued through 2021. In 2022, our revenue increased but the order rate declined.

Trading conditions in China (inclusive of Hong Kong), had deteriorated through 2019 due to macroeconomic and trade-related uncertainties. At the beginning of 2020, trading conditions were significantly further affected by the COVID-19 pandemic, with much of the country’s manufacturing disrupted for January and February 2020. By late March 2020, after aggressive measures to contain the coronavirus, the Chinese government quickly implemented economic stimulus measures, and we experienced a rapid recovery of demand from China and Hong Kong. This demand was sustained through the first part of 2021 before subsiding in late 2021. As addressed in our discussion herein of market characteristics, exports to China and Hong Kong for 2022 totaled approximately $75,194,000, representing approximately 18.8% of total revenue for the year, and a reduction from the prior year. It’s not possible for us to predict whether this market will rebound as the Chinese government has eliminated their zero-COVID policy.

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

In 2022, we continued our expansion of a dedicated sales effort to penetrate the automotive market with our Advanced Products, notably in the electrification of passenger automobiles. Our Power Component Design Methodology provides conversion solutions for 800V, 400V, and 48V within advanced electric vehicles. The automotive market is dominated by relatively few global OEMs and “tiers” of well-established suppliers. Penetrating this market will be challenging and we may not be successful in doing so.

We continue to focus our go-to-market strategy on larger opportunities with global OEMs, ODMs, and contract manufacturers. Our growth is therefore dependent on: the pace at which these OEMs and ODMs develop their own new products; the acceptance of our Advanced Products by these OEMs and ODMs; and the success of the customers’ products incorporating our Advanced Products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or do not successfully identify and enter new markets, our results of operations and financial position could be negatively impacted.

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

Please see Note 15 – Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.

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

Please see Note 15 – Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.

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

In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2022, we have no plans to declare or pay a cash dividend.

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2022, Dr. Vinciarelli was the beneficial owner of 9,592,017 shares of our Common Stock, plus 429,371 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2022. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 48.1% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

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

Our corporate headquarters building in Andover, Massachusetts, which we own, provides approximately 90,000 square feet of office space for our sales, marketing, engineering, and administrative personnel. We also own a building of approximately 320,000 square feet (which includes the 90,000 square foot expansion described below) in Andover, Massachusetts, which houses all Massachusetts manufacturing activities.

Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. During 2020, we began construction of a two-story addition to our Andover manufacturing facility that is intended to expand the Advanced Products production area by approximately 90,000 square feet. Completion of the construction and production have been delayed from 2021 to 2023. We have received an occupancy permit for the addition and equipment installation is underway.

We own a single-story industrial building of approximately 31,000 square feet in Sunnyvale, California, which we lease on a long-term basis to a corporate tenant, which has occupied the building since June 2016.

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

As of February 16, 2023, there were 95 holders of record of our Common Stock and 12 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

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

Month of Fourth Quarter 2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Pursuant to November 2000 Plan	Remaining Dollar Value of Shares Authorized For Purchase Pursuant to November 2000 Plan
October 1 — 31, 2022	—	$—	—	$8,541,000
November 1 — 30, 2022	—	$—	—	$8,541,000
December 1 — 31, 2022	—	$—	—	$8,541,000

Total	—	$—	—	$8,541,000

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of (i) the Company’s Common Stock, (ii) the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, (iii) the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $200,000,000 and $1,000,000,000, and (iv) the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400 Index”), a value-weighted index of 400 listed companies with market capitalizations between $3,700,000,000 and $14,600,000,000. Due to the potential growth of the market capitalization of the Company, we were included within the S&P MidCap 400 Index and removed from the S&P SmallCap 600 Index in December 2021.

The graph assumes an investment of $100 on December 31, 2017, in each of our Common Stock, the S&P 500 Index, the S&P SmallCap 600 Index, and the S&P MidCap 400 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index,

S&P SmallCap 600 Index, and S&P MidCap 400 Index

	2017	2018	2019	2020	2021	2022
Vicor Corporation	$100.00	$180.81	$223.54	$441.24	$607.56	$257.15
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P SmallCap 600 Index	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
S&P MidCap 400 Index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A discussion regarding our results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on pages 33-37 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on March 1, 2022.

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

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also target applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles(notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial automation, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events (most recently evidenced by the COVID-19 pandemic), have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with lockdowns in China due to their zero-COVID policy, those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products, and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions have, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. While we continue to make progress in moving outsourced manufacturing steps in-house to the Company, we are still experiencing long lead times on certain raw material components, sporadic disruptions related to shutdowns in China as a result of their zero-COVID policy, and uncertainty of output from our outsourced manufacturing supplier. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs, aside from recent increases in legal expense associated with the intellectual property litigation with SynQor Inc., are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

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

2022 Financial Highlights

•

Net revenues increased 11.1% to $399,079,000 for 2022, from $359,364,000 for 2021. The increase was primarily in sales of Advanced Products, due to growth in the high performance compute business. Net revenues for Brick Products for 2022 decreased compared to 2021, primarily due to unfavorable market conditions.

•	Export sales, as a percentage of total revenues, represented approximately 67.6% in 2022 and 67.0% in 2021.

•

Gross margin increased to $180,559,000 for 2022, from $178,200,000 for 2021. Gross margin, as a percentage of net revenues decreased to 45.2% for 2022 from 49.6% for 2021. The increase in gross margin dollars and decrease in gross margin percentage was attributable to favorable higher volumes, offset by production inefficiencies and certain supply chain costs.

•

Backlog, representing the total of orders received for products for which shipment is scheduled within the next 12 months, was approximately $304,392,000 at the end of 2022, as compared to $345,594,000 at the end of 2021.

•

Operating expenses for 2022 increased $30,760,000, or 25.1%, to $153,358,000 from $122,598,000 for 2021, due to increases in selling, general, and administrative expenses of $16,780,000 and research and development expenses of $7,480,000. The increase in selling, general, and administrative expenses was primarily due to an increase in legal fees of $11,083,000 and compensation expense of $2,772,000. The increase in research and development expenses was primarily due to increases in compensation expense of $2,540,000, supplies of $1,233,000 and project and pre-production materials of $1,130,000. In addition, litigation-related expense related to the SynQor litigation was $6,500,000 for 2022. See Note 15 to the Consolidated Financial Statements for additional information.

•	We reported net income for 2022 of $25,446,000, or $0.57 per diluted share, compared to net income of $56,625,000, or $1.26 per diluted share, for 2021.

•

In 2022, as a result of activities associated with our construction and capacity expansion, depreciation and amortization totaled $13,776,000, and capital expenditures were $63,966,000, compared to $11,705,000 and $47,761,000, respectively, for 2021.

•	Inventories increased by approximately $34,088,000, or 50.6%, to $101,410,000 at the end of 2022, as compared to $67,322,000 at the end of 2021, primarily consisting of raw materials.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31, 2022, 2021, and 2020. This table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes contained elsewhere in this report.

	Year Ended December 31,
	2022	2021	2020
Net revenues	100.0%	100.0%	100.0%
Gross margin	45.2%	49.6%	44.3%
Selling, general and administrative expenses	21.6%	19.3%	21.3%
Research and development expenses	15.2%	14.8%	17.2%
Income before income taxes	7.2%	15.8%	6.2%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, and our associated judgments, including those related to inventories, income taxes, contingencies, and litigation. We base our estimates, assumptions, and judgments on historical experience, knowledge of current conditions, and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We also have other policies we consider key accounting policies (See Note 2 to the Consolidated Financial Statements – Significant Accounting Policies – Impact of recently issued accounting standards). However, the application of these other policies does not require us to make significant estimates and assumptions difficult to support quantitatively.

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

Evaluation of the Realizability of Deferred Tax Assets

Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company is in a cumulative loss position as of December 31, 2022, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2022. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

The amount of any such tax benefit associated with release of our valuation allowance in a particular quarter may be material.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued accounting standards will not have a material impact on our future financial condition and results of operations. See Note 2 – Significant Accounting Policies – Impact of recently issued accounting standards, to the Consolidated Financial Statements for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and expected impact on our financial position and results of operations.

Other new pronouncements issued but not effective until after December 31, 2022 are not expected to have a material impact on our consolidated financial statements.

Year ended December 31, 2022 compared to Year ended December 31, 2021

Consolidated net revenues for 2022 were $399,079,000, an increase of $39,715,000, or 11.1%, as compared to $359,364,000 for 2021.

Net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2022	2021	$	%
Advanced Products	$243,321	$170,220	$73,101	42.9%
Brick Products	155,758	189,144	(33,386)	(17.7)%

Total	$399,079	$359,364	$39,715	11.1%

Changes in our net revenues are primarily attributable to fluctuations in shipment volumes. Our net revenue can be affected by changes in demand for higher priced or lower priced products, which we refer to as changes in the mix of products shipped. The increase in net revenues for Advanced Products was primarily the result of growth in the high performance compute business, in the United States and Asia Pacific markets. The decrease in net revenues for Brick Products was primarily due to unfavorable market conditions.

Gross margin for 2022 increased $2,359,000, or 1.3%, to $180,559,000 from $178,200,000 in 2021. Gross margin as a percentage of net revenues decreased to 45.2% in 2022 from 49.6% in 2021. The increase in gross margin dollars and decrease in gross margin percentage was attributable to favorable higher volumes, offset by production inefficiencies and certain increases in supply chain costs, including an increase of $9,986,000 in outsourced manufacturing costs of certain Advanced Products, and an increase of $5,799,000 in freight-in and tariff (net of “duty drawback”) costs.

Selling, general, and administrative expenses were $86,264,000 for 2022, an increase of $16,780,000, or 24.1%, as compared to $69,484,000 for 2021. As a percentage of net revenues, selling, general, and administrative expenses increased to 21.6% in 2022 from 19.3% in 2021.

The components of the $16,780,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$11,083	341.5	%(1)
Compensation	2,772	6.2	%(2)
Advertising expenses	924	27.3	%(3)
Depreciation and amortization	907	26.6	%(4)
Travel expense	894	68.5	%(5)
Outside services	598	23.5	%(6)
Audit, tax, and accounting fees	447	21.2	%(7)
Computer and software expense	293	24.2	%(8)
Commissions	(349)	(10.8	)%(9)
Facilities allocations	(845)	(51.9	)%(10)
Other, net	56	2.0%

	$16,780	24.1%

(1)	Increase primarily attributable to an increase in activity related to the SynQor litigation and for certain corporate legal matters.

(2)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(3)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.

(4)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

(5)	Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.

(6)	Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.

(7)	Overall increase in audit and tax fees.

(8)	Increase primarily attributable to an increase in computer and software expenses.

(9)	Decrease primarily attributable to a decrease in net revenues subject to commissions.

(10)	Decrease primarily attributable to a decrease in utilities and building maintenance expenses.

Research and development expenses increased $7,480,000, or 14.1%, to $60,594,000 in 2022 from $53,114,000 in 2021. As a percentage of net revenues, research and development expenses increased to 15.2% in 2022 from 14.8% in 2021.

The components of the $7,480,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase
Compensation	$2,540	6.6	%(1)
Supplies	1,233	79.4	%(2)
Project and pre-production materials	1,130	15.1	%(3)
Overhead absorption	499	20.8	%(4)
Depreciation and amortization	332	15.8	%(5)
Facilities allocations	320	11.7	%(6)
Computer and software expense	316	42.3	%(7)
Outside services	219	38.1%
Freight	155	60.9%
Travel expense	130	67.1%
Other, net	606	37.5%

	$7,480	14.1%

(1)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase in engineering supplies.

(3)	Increase primarily attributable to increased prototype development costs for Advanced Products.

(4)	Increase primarily attributable to a decrease in R&D personnel incurring time on production activities, compared to R&D activities.

(5)	Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

(6)	Increase primarily attributable to an increase in utilities and building maintenance expenses.

(7)	Increase primarily attributable to an increase in computer and software expenses.

Litigation-related expense was $6,500,000 for 2022 which related to the SynQor litigation, as compared to $0 for 2021. See Note 15 to the Consolidated Financial Statements for additional information.

The significant changes in the components of “Other income (expense), net” for the years ended December 31 were as follows (in thousands):

			Increase
	2022	2021	(decrease)
Interest income, net	$1,313	$930	$383
Rental income, net	792	792	—
Foreign currency losses, net	(653)	(336)	(317)
Other, net	34	(183)	217

	$1,486	$1,203	$283

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in 2022 compared to 2021. “Interest income (expense), net” includes an immaterial error correction of $834,000 related to the amortization of bond premiums on available for sale securities.

Income before income taxes was $28,687,000 in 2022, as compared to $56,805,000 in 2021.

The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2022	2021
Provision for income taxes	$3,261	$176
Effective income tax rate	11.4%	0.3%

The effective tax rates were lower than the statutory tax rates for the year ended December 31, 2022 and 2021 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets during both years. The provision for income taxes for the years ended December 31, 2022 and 2021 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attribute, offset by excess tax benefits related to stock based compensation during those periods.

See Note 14 to the Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the year ended December 31, 2022 of $25,446,000, or $0.57 per diluted share, as compared to $56,625,000, or $1.26 per diluted share, for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had $190,611,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 5.6:1 at December 31, 2022, as compared to 7.3:1 at December 31, 2021. Net working capital decreased $9,612,000 to $298,055,000 at December 31, 2022 from $307,667,000 at December 31, 2021.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$8,193
Short-term investments	(45,215)
Accounts receivable	10,332
Inventories	34,088
Other current assets	(1,554)
Accounts payable	(1,018)
Accrued compensation and benefits	1,904
Accrued expenses	(4,455)
Sales allowances	(197)
Accrued litigation	(6,500)
Short-term lease liabilities	101
Income taxes payable	(6)
Short-term deferred revenue and customer prepayments	(5,285)

$(9,612)

The primary sources of cash for the year ended December 31, 2022 were $22,939,000 of cash generated from operations, $45,000,000 of cash from the sale or maturities of short-term investments, and $4,439,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary use of cash during the year ended December 31, 2022 was $63,966,000 for the purchase of property and equipment and internal-use software.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2022. As of December 31, 2022, we had approximately $8,541,000 remaining for share purchases under the November 2000 Plan.

As of December 31, 2022, we had a total of approximately $24,205,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $4,194,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for. As of December 31, 2022, we had approximately $2,936,000 of remaining capital expenditures expected to be incurred through the remainder of 2023 associated with the construction of a 90,000 sq. ft. addition to the Company’s existing manufacturing facility and the installation of new manufacturing and production equipment. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility (as described above), including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents and short-term investments will be sufficient to fund planned operational needs and capital equipment purchases for the foreseeable future.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2022, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2022.

We estimate our annual interest income would change by approximately $30,000 in 2022 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2022, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $30,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Vicor Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in

Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
first-out
method, or net realizable value. The Company’s estimation process for assessing net realizable value is based upon expected future utility, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements, approximately 81%, or $82.2 million, of the Company’s total inventory balance is comprised of raw materials.
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

Realizability of domestic deferred tax assets
As discussed in Note 14 to the consolidated financial statements, the Company had a valuation allowance of $47.4 million against domestic deferred tax assets, net of deferred tax liabilities, for which realization cannot be considered more likely than not. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
We identified the evaluation of the realizability of the domestic deferred tax assets as a critical audit matter due to subjectivity involved in assessing the recoverability of those deferred tax assets. Subjective auditor judgement was required to evaluate the uncertainty inherent in estimating the Company’s ability to generate sufficient domestic taxable income exclusive of reversing temporary differences of the appropriate character in the future.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to the assessment of the realizability of deferred tax assets and the application of relevant tax regulations. To assess the Company’s ability to forecast its financial performance used to determine future domestic taxable income, we compared the Company’s previous forecasts to actual results, and evaluated the Company’s consideration of the impact of industry and global economic conditions through inquiry with operational personnel and inspection of third-party publications. We involved federal income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of relevant tax regulations and evaluating the realizability of deferred tax assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
B
oston, Massachusetts
February 28, 2023

VICOR CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$190,611	$182,418
Short-term investments	—	45,215
Accounts receivable, less allowance of $87 in 2022 and $ 82 in 2021	65,429	55,097
Inventories	101,410	67,322
Other current assets	5,154	6,708

Total current assets	362,604	356,760
Deferred tax assets	280	208
Long-term investment, net	2,622	2,639
Property, plant and equipment, net	166,009	115,975
Other assets	5,386	1,623

Total assets	$536,901	$477,205

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,207	$21,189
Accrued compensation and benefits	10,849	12,753
Accrued litigation	6,500	—
Accrued expenses	8,613	4,158
Sales allowances	1,661	1,464
Short-term lease liabilities	1,450	1,551
Income taxes payable	72	66
Short-term deferred revenue and customer prepayments	13,197	7,912

Total current liabilities	64,549	49,093
Long-term deferred revenue	145	413
Long-term income taxes payable	862	569
Long-term lease liabilities	7,009	3,225

Total liabilities	72,565	53,300
Commitments and contingencies (Note 15)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $ .01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2022; 14,000,000 shares authorized, 11,758,218 shares issued and outstanding in 2021	118	118
Common Stock: 1 vote per share, $ .01 par value, 62,000,000 shares authorized 43,976,336 shares issued and 32,341,530 shares outstanding in 2022; 43,789,528 shares issued and 32,154,722 shares outstanding in 2021	441	439
Additional paid-in capital	360,365	345,664
Retained earnings	243,079	217,633
Accumulated other comprehensive loss	(988)	(1,328)
Treasury stock at cost: 11,634,806 shares in 2022 and 2021	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	464,088	423,599
Noncontrolling interest	248	306

Total equity	464,336	423,905

Total liabilities and equity	$536,901	$477,205

See
accompanying
notes
.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except per share amounts)

	2022	2021	2020
Net revenues	$399,079	$359,364	$296,576
Cost of revenues	218,520	181,164	165,129

Gross margin	180,559	178,200	131,447
Operating expenses:
Selling, general and administrative	86,264	69,484	63,163
Research and development	60,594	53,114	50,916
Litigation-related	6,500	—	—

Total operating expenses	153,358	122,598	114,079

Income from operations	27,201	55,602	17,368
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(17)	122	7
Portion of losses (gains) recognized in other comprehensive income	20	(118)	(3)

Net credit gains recognized in earnings	3	4	4
Other income (expense), net	1,483	1,199	1,089

Total other income (expense), net	1,486	1,203	1,093

Income before income taxes	28,687	56,805	18,461
Less: Provision for income taxes	3,261	176	539

Consolidated net income	25,426	56,629	17,922
Less: Net (loss) income attributable to noncontrolling interest	(20)	4	12

Net income attributable to Vicor Corporation	$25,446	$56,625	$17,910

Net income per common share attributable to Vicor Corporation:
Basic	$0.58	$1.30	$0.42
Diluted	$0.57	$1.26	$0.41
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	44,005	43,651	42,186
Diluted	44,894	44,966	43,869

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Consolidated net income	$25,426	$56,629	$17,922
Foreign currency translation (losses) gains, net of tax benefit (1)	(519)	(425)	200
Unrealized gains (losses) on available-for-sale securities, net of tax (1)	821	(732)	(6)

Other comprehensive income (loss)	302	(1,157)	194

Consolidated comprehensive income	25,728	55,472	18,116
Less: Comprehensive (loss) income attributable to noncontrolling interest	(58)	(29)	27

Comprehensive income attributable to Vicor Corporation	$25,786	$55,501	$18,089

(1)
The deferred tax assets associated with cumulative foreign currency translation (losses) gains and cumulative unrealized gains (losses) on available-for-sale
securities are completely offset by a tax valuation allowance as of December 31, 2022, 2021, and 2020. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2022.

See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Operating activities:
Consolidated net income	$25,426	$56,629	$17,922
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	13,776	11,705	11,056
Stock-based compensation expense	10,264	7,035	5,883
Litigation-related expense	6,500	—	—
Decrease in long-term deferred revenue	(268)	(320)	(321)
Amortization of bond premium	1,056	—	—
(Decrease) increase in other assets	(692)	(43)	182
Increase (decrease) in long-term income taxes payable	293	(74)	76
Deferred income taxes	(72)	18	(21)
Provision for doubtful accounts	5	—	23
Credit gain on available-for-sale securities	(3)	(4)	(4)
Decrease in contingent consideration obligations	—	(74)	—
Change in current assets and liabilities, net	(33,346)	(20,428)	(54)

Net cash provided by operating activities	22,939	54,444	34,742
Investing activities:
Purchases of short-term investments	—	(70,900)	(50,166)
Additions to property, plant and equipment and internal-use software	(63,966)	(47,761)	(28,653)
Sales and maturities of short-term investments	45,000	75,000	—

Net cash used for investing activities	(18,966)	(43,661)	(78,819)
Financing activities:
Proceeds from employee stock plans	4,439	10,243	11,585
Proceeds from public offering of Common Stock	—	—	109,681
Payment of contingent consideration obligations	—	(153)	(224)

Net cash provided by financing activities	4,439	10,090	121,042
Effect of foreign exchange rates on cash	(219)	(197)	109

Net increase in cash and cash equivalents	8,193	20,676	77,074
Cash and cash equivalents at beginning of year	182,418	161,742	84,668

Cash and cash equivalents at end of year	$190,611	$182,418	$161,742

Change in current assets and liabilities:
Accounts receivable	$(10,586)	$(14,301)	$(2,816)
Inventories, net	(34,204)	(10,134)	(8,049)
Other current assets	1,547	10	369
Accounts payable and accrued liabilities	4,399	2,503	8,668
Accrued severance and other charges	(93)	93	—
Short-term lease payable	103	4	34
Income taxes payable	6	(73)	82
Deferred revenue	5,482	1,470	1,658

Change in current assets and liabilities, net	$(33,346)	$(20,428)	$(54)

Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$1,263	$645	$79
See accompanying notes.

VICOR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance on December 31, 2019	$118	$405	$201,251	$143,098	$(383)	$(138,927)	$205,562	$308	$205,870
Issuance of Common Stock under employee stock plans		10	11,575				11,585		11,585
Issuance of Common Stock in public offering, net		18	109,663				109,681		109,681
Stock-based compensation expense			5,883				5,883		5,883
Other			20				20		20
Components of comprehensive income, net of tax
Net income				17,910			17,910	12	17,922
Other comprehensive income					179		179	15	194

Total comprehensive income							18,089	27	18,116

Balance on December 31, 2020	118	433	328,392	161,008	(204)	(138,927)	350,820	335	351,155
Issuance of Common Stock under employee stock plans		6	10,237				10,243		10,243
Stock-based compensation expense			7,035				7,035		7,035
Components of comprehensive income, net of tax
Net income				56,625			56,625	4	56,629
Other comprehensive loss					(1,124)		(1,124)	(33)	(1,157)

Total comprehensive income (loss)							55,501	(29)	55,472

Balance on December 31, 2021	118	439	345,664	217,633	(1,328)	(138,927)	423,599	306	423,905
Issuance of Common Stock under employee stock plans		2	4,437				4,439		4,439
Stock-based compensation expense			10,264				10,264		10,264
Components of comprehensive income, net of tax
Net income (loss)				25,446			25,446	(20)	25,426
Other comprehensive income (loss)					340		340	(38)	302

Total comprehensive income (loss)							25,786	(58)	25,728

Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336

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
Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency (losses) gains included in other income (expense), net, were approximately $(653,000), $(336,000), and $181,000 in 2022, 2021, and 2020, respectively.
Investments
The Company’s principal sources of liquidity are its existing balances of cash, cash equivalents, and cash generated from operations. Consistent with the guidelines of the Company’s investment policy, the Company can invest, an
d has histo
ri
cally invested, its cash balances in demand deposit accounts, money market funds, government debt securities, and auction rate securities meeting certain quality criteria.

4
7

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition. Cash and cash equivalents include funds held in disbursement (i.e., checking) and money market accounts, certificates of deposit, and debt securities with maturities of less than three months at the time of purchase. Cash and cash equivalents are valued at cost, approximating market value. The Company’s money market securities are purchased and redeemed at par value. Their estimated fair value is eq
ual to their cost, and
, du
e to the nature of the securities and their classification as cash equivalents, there are no unrealized gains or losses recorded at the balance sheet dates.
Short-term Investments
The Company’s short-term investments, consisting of obligations of the U.S. Treasury, are debt securities with original maturities greater than three months but less than one year at the tim
e of purchase.
Long-term Investment
The Company’s long-term investment is an auction ra
te
debt security with a maturity of greater than one year and is subject to credit, liquidity, market, and interest rate risk.
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

The carrying amounts of cash and cash equivalents, short
-te
rm investments, accounts receivable, and accounts payable approximate fair value because of the short maturities of these financial instruments.
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
Inventory estimated to be excess, obsolete, or unmarketable is written down to net realizable value. The Company’s estimation process for assessing net realizable value is based upon management’s estimate of expected future utility which is derived based on backlog, historical consumption and expected market conditions. If the Company’s estimated demand an
d/or
market expectations were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of revenues.
Concentrations of risk
Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and short-term investments, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents, short-term investments and certain other financial instruments with high credit counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2022 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2022, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial autom ati
on, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for voltage distribution on server motherboards, in server racks, and across datacenter infrastructure
.
The Company also targets applications in aerospace and aviation, defense electronics, industrial automation, instrumentation, test equipment, solid state lighting, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2022 and 2021, one
customer accounted for approximately
15.4
% and
10.0
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
Long-lived assets
The Company reviews property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Management determines whether the carrying value of an asset or asset group is recoverable based on comparison to the undiscounted expected future cash flows the assets are expected to generate over their remaining economic lives. If an asset value is not recoverable, the impairment loss is equal to the amount by which the carrying value of the asset exceeds its fair value, which is determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in th
e pr
eparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could be material.
Intangible assets
Patents
Values assigned to patents are amortized using the straight-line method over periods ranging from three to 20 years. Patents and other intangible assets are included in “Other assets” in the accompanying Consolidated Balance Sheets.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internally Developed Software
We capitalize internal and external costs related to developing, mo dify
ing or obtaining software for internal use, incurred during the application development stage in accordance with Accounting Standards Codification
350-40,
Internal-Use
Software
. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements pr ovid
e additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software. As of December 31, 2022, we had
$3,202,000 of capitalized
internal-use
software costs which have not been amortized as the software has not yet been placed in service.
Product warranties
The Company generally offers a
two-year
warranty for all of its products, though it has extended the warranty period to three years for certain military grade products. The Company is party to a limited nu
mber of supply agreements with certain customers contractually committing the Company to warranty and indemnification requirements exceeding those to which the Company has been exposed in the past. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors influencing the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
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
Certain contracts with customers contain multiple performance obligations, which typically may include a combination of non-recurring
engineering services (“NRE”), prototype units, and production units. For these contracts, the individual performance obligations are accounted for separately if they are distinct. Generally, the Company has determined the NRE and prototype units represent one distinct performance obligation and the production units represent a separate distinct performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price, based on prices charged to customers or using the expected cost plus a margin approach. The Company recognizes revenue for NRE and prototype units at the point in time at which the final milestone under the NRE arrangement is completed and

5
1

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

control is transferred to the customer, which is generally the shipment or delivery of the prototype. Revenue for production units is recognized upon shipment or delivery, consistent with product revenue summarized above.
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
The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2022 and 2021, the Company recognized revenue of approximately $5,328,000 and $4,087,000, respectively, which was included in deferred revenue at the beginning of the respective period.
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
Advertising expense
The cost of advertising is expensed as incurred. The Company incurred app
roximately $3,786,000, $2,994,000, and $2,637,000 in advertising costs during 2022, 2021, and 2020, respectively.
Legal Costs
Legal costs in connection with litigation are expensed as incurred.
Stock-based compensation
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. For stock options with time-based vesting provisions, the calculated compensation expense, net of expected forfeitures, is recognized on a straight-line basis over the service period of the award, which is generally fiv
e yea
rs for stock options. For stock options with performance-based vesting provisions, recognition of compensation expense, net of expected forfeitures, commences if and when the achievement of the performance

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria is deemed probable. For stock options with performance-based vesting provis io
ns, compensation expense, net of expected forfeitures, when recognized, is recognized over the relevant performance period.
Income taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws expec ted
to be in effect when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized. All deferred tax assets and liabilities are classified as noncurrent.
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
threshold, then it is not recogni
zed
in the financial statements. Additionally, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The unrecognized tax benefits, including accrued interest and penalties, if any, are included in “Long-term income taxes payable” in the accompanying Consolidated Balance Sheets.
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

	2022	2021	2020
Numerator:

Net income attributable to Vicor Corporation	$25,446	$56,625	$17,910

Denominator:
Denominator for basic net income per share - weighted average shares (1)	44,005	43,651	42,186
Effect of dilutive securities:
Employee stock options (2)	889	1,315	1,683

Denominator for diluted net income per share - adjusted weighted-average shares and assumed conversions (3)	44,894	44,966	43,869

Basic net income per share	$0.58	$1.30	$0.42

Diluted net income per share	$0.57	$1.26	$0.41

(1)	Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.

(2)
Options to purchase 879,228, 60,736 and 181,196 shares of Common Stock in 2022, 2021, and 2020, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding op tio ns.
Comprehensive income (loss)
The components of comprehensive income (loss) include, in addition to consolidated net income (loss), unrealized gains and losses on investments, net of tax and foreign currency translation adjustments re late
d to VJCL, net of tax.
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
Other new pronouncements issued but not effective until after December 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.
3.  INVENTORIES
Inventories as of December 31 were as follows (in thousands):

	2022	2021
Raw materials	$82,181	$51,289
Work-in-process	10,456	12,514
Finished goods	8,773	3,519

	$101,410	$67,322

4.  SHORT-TERM AND LONG-TERM INVESTMENTS
As of December 31, 2022 and 2021, the Company held $0 and $45,215,000, respectively, of short-term investments, consisting of obligations of the U.S. Treasury, all of which were debt securities with original maturities greater than three months but less than one year at the time of purchase.
As of December 31, 2022 and 2021, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,622,000 and $2,639
,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2022, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. Changes in the estimated fair value of the Failed

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Auction Security have not been significant in the past three years. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction
Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2022.
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
Details of our investments are as follows (in thousands):

	December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$143,274	$—	$—
Failed Auction Security	—	—	2,622

Total	143,274	—	2,622

Other measurement basis:
Cash on hand	47,337	—	—

Total	$190,611	$—	$2,622

	December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Measured at fair value:
Available-for-sale debt securities:
Money Market Funds	$94,282	$—	$—
U.S. Treasury Obligations	—	45,215	—
Failed Auction Security	—	—	2,639

Total	94,282	45,215	2,639

Other measurement basis:
Cash on hand	88,136	—	—

Total	$182,418	$45,215	$2,639

The following is a summary of the
available-for-sale
securities (in thousands):

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	$—	$378	$2,622

December 31, 2021
U.S. Treasury Obligations	$45,238	$—	$23	$45,215
Failed Auction Security	3,000	—	361	2,639

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of Decembe
r 31, 2022 and 2021, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
a
vailabl
e-for-sale
securities on December 31, 2022, by type and contractual maturities, are shown below (in thousands):

Failed Auction Security:
	Cost	Estimated Fair Value
Due in twenty years	$3,000	$2,622

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
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2022 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2022
Cash equivalents:
Money market funds	$143,274	$—	$—	$143,274
Long-term investments:
Failed Auction Security	—	—	2,622	2,622
Assets measured at fair value on a recurring basis included the following as of December 31, 2021 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2021
Cash equivalents:
Money market funds	$94,282	$—	$—	$94,282
Short-term investments:
U.S. Treasury Obligations	45,215	—	—	45,215
Long-term investments:
Failed Auction Security	—	—	2,639	2,639

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2022 was as follows (in thousands):

Balance at the beginning of the period	$2,639
Credit gain on available-for-sale security included in Other income (expense), net	3
Loss included in Other comprehensive income	(20)

Balance at the end of the period	$2,622

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of this investment as of December 31, 2022.
6.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
Property, plant and equipment as of December 31 were as follows (in thousands):

	2022	2021
Land	$3,600	$3,600
Buildings and improvements	73,520	50,138
Machinery and equipment	271,021	247,926
Furniture and fixtures	15,297	9,825
Construction in-progress and deposits	52,937	48,088

	416,375	359,577
Accumulated depreciation and amortization	(258,570)	(248,226)
Right of use asset — net	8,204	4,624

Net balance	$166,009	$115,975

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $13,701,000, $11,609,000, and $10,950,000, respectively. As of December 31, 2022, the Company had approximately $24,205,000 of capital expenditure commitments.
7.  INTANGIBLE ASSETS
Patent costs, which are included in Other assets in the accompanying Conso lidated
Balance Sheets,
as
of December 31 were as follows (in thousands):

	2022	2021
Patent costs	$1,030	$1,686
Accumulated amortization	(772)	(1,354)

	$258	$332

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.
As of December 31, 2022, we had $3,202,000 of capitalized
internal-use
so
ftw
are costs which have not been amortized as the software has not yet been placed in service.
Amortization expense was approximately $75,000, $96,000 and $106,000 in 2022,
2021, and 2020, respectively.
8.  PRODUCT WARRANTIES
Product warranty activity for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Balance at the beginning of the period	$292	$308	$372
Accruals for warranties for products sold in the period	376	158	366
Fulfillment of warranty obligations	(131)	(151)	(398)
Revisions of estimated obligations	(40)	(23)	(32)

Balance at the end of the period	$497	$292	$308

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
basis.
In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2022, 2021, and 2020. On December 31, 2022, the Company had approximately $8,541,000 available for share repurchases under the November 2000 Plan.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 31, 2022, 2021, and 2020, there were 21,080,950, 21,268,027, and 21,852,334, respectively, share
s o
f Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, up
on conversion of Class B Common Stock and under the ESPP.
10.  REVENUES
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
United States	$76,306	$53,116	$129,422
Europe	27,856	10,522	38,378
Asia Pacific	49,076	179,259	228,335
All other	2,520	424	2,944

	$155,758	$243,321	$399,079

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
United States	$74,280	$44,360	$118,640
Europe	32,762	5,145	37,907
Asia Pacific	80,344	120,459	200,803
All other	1,758	256	2,014

	$189,144	$170,220	$359,364

	Year Ended December 31, 2020
	Brick Products	Advanced Products	Total
United States	$80,065	$25,493	$105,558
Europe	23,491	6,641	30,132
Asia Pacific	83,985	73,899	157,884
All other	2,715	287	3,002

	$190,256	$106,320	$296,576

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$102,905	$216,685	$319,590
Stocking distributors, net of sales allowances	51,819	13,831	65,650
Non-recurring e ngineering	1,034	9,933	10,967
Royalties	—	2,801	2,801
Other	—	71	71

	$155,758	$243,321	$399,079

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (
Continued
)

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$139,099	$144,180	$283,279
Stocking distributors, net of sales allowances	49,359	14,123	63,482
Non-recurring engineering	686	10,027	10,713
Royalties	—	1,819	1,819
Other	—	71	71

	$189,144	$170,220	$359,364

	Year Ended December 31, 2020
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$160,004	$91,405	$251,409
Stocking distributors, net of sales allowances	29,411	8,510	37,921
Non-recurring engineering	841	6,181	7,022
Royalties	—	152	152
Other	—	72	72

	$190,256	$106,320	$296,576

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2022	December 31, 2021	Change
Short-term deferred revenue and customer prepayments	$(13,197)	$(7,912)	$(5,285)
Long-term deferred revenue	(145)	(413)	268
Deferred expenses	577	560	17
Sales allowances	(1,661)	(1,464)	(197)
Deferred expenses are included in Other current assets, in the accompanying Consolidated Balance Sheets.
During 2022
, 2021, and 2020,
one
customer accounted for approximately
12.4
%,
14.9
%, and
18.5
% of net revenues, respectively, which included net revenues from both business product lines in each of the three years.
Net revenues from customers in Taiwan accounted for approximately 26.4% of total net revenues in 2022, 16.1% in 2021 and 10.5% in 2020, respectively.
Net revenues from customers in China (including Hong Kong), accounted for approximately 18.8% of total net revenues in 2022, 27.5% in 2021 and 31.4% in 2020, respectively.
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

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and dividend equivalent rights. Awards may be granted to employees and other key persons, including non-employee
directors. Incentive stock options may be granted to employees at a price at least equal to the fair market value per share of the Common Stock on the date of grant, and non-qualified
options may be granted to
non-employee
directors at a price at least equal
to 85% of the fair market value of the Common Stock on the date of grant. A total of 10,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan. The period of time during which an option may be exercised and the vesting periods are determined by the Compensation Committee. The term of each option may not exceed 10 years from the date of grant and have
 a
vesting period of five years.
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
Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Cost of revenues	$1,648	$1,000	$934
Selling, general and administrative	5,735	3,873	3,164
Research and development	2,881	2,162	1,785

Total stock-based compensation	$10,264	$7,035	$5,883

Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Stock options	$9,093	$6,122	$4,982
ESPP	1,171	913	901

Total stock-based compensation	$10,264	$7,035	$5,883

All time-based (i.e.,
non-performance-based)
options for the purchase of Vicor common stock are granted
with
 an exercise price equal to or greater than the market price for Vicor Common Stock at the date of the grant. The fair value for non-performance-based
stock options awarded under the 2000 Plan for the years shown below was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021	2020
Risk-free interest rate	2.8%	0.8%	0.5%
Expected dividend yield	—	—	—
Expected volatility	51%	49%	48%
Expected term (years)	4.4	4.9	6.1

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 5.35% in 2022, estimating approximately 85% of its options would actually vest. For 2021 and 2020, the Company applied an annual forfeiture rate of 4.85% and 5.25%, respectively, estimating approximately 86% and 85%, respectively, of its options would actually vest.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity under the 2000 Plan as of December 31, 2022 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted -Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2021	1,677,661	$33.48
Granted	568,727	$61.72
Forfeited and expired	(94,807)	$59.78
Exercised	(126,917)	$12.87

Outstanding on December 31, 2022	2,024,664	$41.48	4.05	$42,160

Exercisable on December 31, 2022	1,046,092	$18.26	2.44	$40,376

Vested or expected to vest as of December 31, 2022(1)	1,928,480	$40.20	3.95	$42,057

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of
December 31, 2021 and 2020, the Company had options exercisable for 776,559 and 924,964 shares respectively, for which the weighted average exercise prices were $11.63 and $9.05, respectively.
During t
he
years ended December 31, 2022, 2021, and 2020, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $7,252,000, $56,933,000, and $50,410,000, respectively. The total amount of cash received by the Company from options exercised in 2022, 2021, and 2020, was $1,634,000, $7,616,000, and $9,127,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was approximately $15,087,000, $10,506,000, and $10,847,000, respectively.
As of December
 31, 2022, there was approximately $19,144,000 of total unrecognized compensation cost related to unvested awards for Vicor.
That cost
is expected to be recognized over a weighted-average period of

2.1
years for those awards. The expense will be recognized as follows: $
8,860,000
in 2023, $
5,558,000
in 2024, $
3,164,000
in 2025, $
1,323,000
in 2026, and $
239,000
in 2027.
The weighted-average fair value of Vicor options granted was $26.53, $39.27, and $30.63, in 2022, 2021, and 2020, respectively.
401(k) Plan
The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax
salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 6% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $2,211,000, $1,593,000, and $1,031,000 in 2022, 2021, and 2020,

respectively.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Bonus Plan
Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2022, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.
12.  LEASES
Substantially all of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over 11 years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease, used for calculating the associated lease liabilities. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provision for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its facility located in Sunnyvale, California, with a third party. The lessee under this lease has one option to renew the lease for a term of five years.
As of December 31, 2022, the balance of right of use (“ROU”) assets was approximately $8,204,000, and the balances of short-term and long-term lease liabilities were approximately $1,450,000 and $7,009,000, respectively. For the year ended December 31, 2022, the Company recorded operating lease cost, including short-term lease cost, of approximately $2,130,000 ($1,968,000 in 2021). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.

The maturities of the Company’s lease liabilities are as follows (in thousands):

2023	$1,245
2024	1,786
2025	1,448
2026	1,094
2027 and beyond	4,538

Total lease payments	$10,111
Less: Imputed interest	1,652

Present value of lease liabilities	$8,459

As of December 31, 2022, the weighted-average remaining lease term was 7.1 years and the weighted-average discount rate was 3.84% for the Company’s operating leases. The Company developed the discount rates used based on a London Interbank Offered Rate (“LIBOR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.25%.
For the years ended December 31, 2022 and December 31, 2021, the Company paid approximately $2,183,000 and $1,876,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The Company obtained approximately $2,941,000 and $2,267,000 in ROU assets in exchange for $3,040,000 and $2,256,000 of new operating lease liabilities for the years ended December 31, 2022 and December 31, 2021, respectively.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2023	$955
2024	402

Total lease payments to be received	$1,357

The Company
recorded net lease income under this lease of approximately $792,000 for each of the years ended December 31, 2022, 2021 and 2020.
13.  OTHER INCOME (EXPENSE), NET
The components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Interest income, net	$1,313	$930	$95
Rental income, net	792	792	792
Foreign currency (losses) gains, net	(653)	(336)	181
Other , net	34	(183)	25

	$1,486	$1,203	$1,093

In 2022, “Interest income, net” includes an immaterial error correction of $834,000 related to the amortization of bond premiums on available
-
for
-
sale securities.
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
The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate for the years ended December 31 is as follows:

	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(2.4)	(4.2)	(0.5)
Increase in valuation allowance	14.5	9.2	41.2
Permanent items	(13.8)	(17.9)	(48.7)
Tax credits	(9.9)	(5.7)	(11.2)
Provision vs. tax return differences	2.1	(2.0)	0.7
Foreign rate differential and deferred items	(0.2)	—	0.1
Other	0.1	(0.1)	0.3

	11.4%	0.3%	2.9%

In 2022, the Company utilized net operating loss carryforwards and tax credits to offset federal income expense. In 2021 and 202
0
, the Company was in a taxable loss position which generated net operating loss carryforwards, primarily due to tax deductions on exercises of stock-based compensation of approximately $55,300,000 and $49,500,000, respectively.

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2022	2021	2020
Domestic	$29,157	$56,620	$17,688
Foreign	(470)	185	773

	$28,687	$56,805	$18,461

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$2,105	$1	$215
State	955	(14)	93
Foreign	298	171	252

	3,358	158	560
Deferred:
Foreign	(97)	18	(21)

	(97)	18	(21)

	$3,261	$176	$539

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Research and development tax credit carryforwards	$33,764	$36,041
Net operating loss carryforwards	22	5,985
Stock-based compensation	3,940	2,341
Inventory reserves	2,303	2,268
Investment tax credit carryforwards	2,461	1,928
UNICAP	1,118	1,363
Vacation accrual	1,248	1,338
Lease liabilities	1,422	787
Accrued payroll tax deferral	—	384
Capitalized research and development	12,142	—
Other	2,871	1,568

Total deferred tax assets	61,291	54,003
Less: Valuation allowance for deferred tax assets	(47,413)	(43,329)

Net deferred tax assets	13,878	10,674
Deferred tax liabilities:
Depreciation	(11,396)	(9,048)
ROU assets	(1,362)	(756)
Prepaid expenses	(751)	(662)
Other	(89)	—

Total deferred tax liabilities	(13,598)	(10,466)

Net deferred tax assets (liabilities)	$280	$208

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December
31, 2022, the Company has a valuation allowance of approximately $47,413,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company is in a cumulative loss position as of December 31, 2022, primarily due to tax deductions on 2020 and 2021 exercises of stock-based compensation. The Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, at this time, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2022. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
As of December 31
, 2022, the Company has no federal net operating loss carryforwards available, and has state net operating losses of approximately $3,607,000, which begin to expire in 2025. The Company has federal and state research and development tax credit carryforwards of $21,949,000 and $19,308,000, which will begin to expire in 2026 and 2023, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Balance on January 1	$3,246	$2,297	$2,070
Additions based on tax positions related to the current year	319	625	244
Additions (reductions) for tax positions of prior years	(54)	393	(13)
Lapse of statute	(37)	(69)	(4)

Balance on December 31	$3,474	$3,246	$2,297

The Company has reviewed the tax positions taken, or to be taken, in its
tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2022, 2021, and 2020 of $3,474,000, $3,246,000, and $2,297,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2022 are expected to significantly change during the next twelve months.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2022, 2021, and 2020, the Company

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized approximately
$17,000, $19,000, and $17,000, respectively, in net interest expense. As of December 31, 2022 and 2021, the Company had accrued approximately $52,000 and $52,000, respectively, for the potential payment of interest.
The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2019 through 2021 and 2015 through 2021, respectively. In addition, the Company generated federal research and development credits in tax years 2005 through 2018. These years may also be subject to examination when the credits are carried forward and utilized in future years.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing the examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.
15.  COMMITMENTS AND CONTINGENCIES
As of December 31, 2022, we had a total of approximately $24,205,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $4,194,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas. The complaint, as amended, alleged that the Company’s unregulated bus converters used in intermediate bus architecture power supply systems infringed SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively, and collectively the “SynQor Patents”). The Company asserted counterclaims against SynQor alleging unfair competition and tortious interference with business relations (the “Counterclaims”). As a result of certain actions by the United States Patent and Trademark Office (“USPTO”) and the District Court, SynQor’s infringement allegations regarding the ‘021 patent and the ‘290 patent were dismissed from the case prior to the beginning of trial. Specifically, the USPTO invalidated all the asserted claims of the ‘021 patent and that decision was upheld on appeal on August 30, 2017. In addition, on October 5, 2022, the District Court issued an order involuntarily dismissing the ‘290 patent infringement allegations on grounds of equitable and judicial estoppel, in view of representations by SynQor to the District Court agreeing to such dismissal as a condition of lifting a prior stay of the lawsuit. (On January 18, 2023, the United States Court of Appeals for the Federal Circuit issued a decision upholding a decision of the Patent Trial and Appeal Board of the USPTO invalidating all claims of the ‘290 patent.)
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
On December 23, 2022, SynQor filed in the District Court (a) a motion for judgment as a matter of law that the Company infringed the ‘190 patent, (b) a motion requesting the District Court to award SynQor treble damages,

VICOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as
well as

pre-

and post-judgment interest, (c) a motion requesting the District Court to award SynQor its attorneys’ fees, and (d) a motion for a new trial. On December 23, 2022, the Company filed in the
District Court (a) a motion requesting judgment as a matter of law that it did not infringe the ‘702 patent, and (b) a motion requesting judgment with respect to its defenses of equitable estoppel and waiver. The Court has not yet acted on any of these motions. To the extent that the District Court ultimately rules against the Company with respect to any of the aforementioned motions, the
Company
anticipates appealing those rulings to the United States Court of Appeals for the Federal Circuit. The Company similarly anticipates appealing the District Court’s order dismissing the Company’s Counterclaims against SynQor.
In accordance with applicable accounting standards, the Company has recorded a litigation related accrual of $6,500,000 in the third quarter of 2022 as its estimate based on the jury award, using estimated outcomes ranging from $0 to treble damages plus attorney fees.
In addition, we are involved in certain other litigation and claims incidental to the conduct of our business. While the outcome of such other lawsuits and claims against us cannot be predicted with certainty, management does not expect such
litigation or claims will have a material adverse impact on our financial position or results of operations.

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

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vicor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Vicor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2023

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document
3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (19)
10.14*	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (17)
21.1	Subsidiaries of the Company (19)
23.1	Consent of KPMG LLP (19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (19)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (19)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.
**

Filed with this Annual Report on Form 10-K for the year ended December 31, 2022are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets for the years ended December 31, 2022 and 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 (File No. 000-18277), and incorporated herein by reference. (P)
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933 (No. 333-61177), and incorporated herein by reference.
(4)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2004 (File No. 000-18277) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2005 (File No. 000-18277) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 000-18277) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 6, 2007 (File No. 000-18277) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report and Form 8-K, dated March 6, 2008 (File No. 000-18277) incorporated herein by reference.
(11)	Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(12)	Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(13)	Filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2017 (File No. 000-18277), and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2018 (File No. 000-18277), and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (No. 333-232864), and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2021 (File No. 000-18277) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 13, 2021 (File No. 000-18277) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2022 (File No. 000-18277) and incorporated herein by reference.
(19)	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

VICOR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Period	Charge (Recovery) to Costs and Expenses	Other Charges, Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2022	$82,000	$5,000	$—	$87,000
December 31, 2021	82,000	—	—	82,000
December 31, 2020	59,000	23,000	—	82,000

(1)	Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2023

/s/ James F. Schmidt James F. Schmidt	Chief Financial Officer, Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023

/s/ Estia J. Eichten Estia J. Eichten	Director	February 28, 2023

/s/ Michael S. McNamara Michael S. McNamara	Director	February 28, 2023

/s/ Samuel J. Anderson Samuel J. Anderson	Director	February 28, 2023

/s/ Claudio Tuozzolo Claudio Tuozzolo	Director	February 28, 2023

/s/ Jason L. Carlson Jason L. Carlson	Director	February 28, 2023

/s/ Philip D. Davies Philip D. Davies	Director	February 28, 2023

/s/ Andrew T. D’Amico Andrew T. D’Amico	Director	February 28, 2023

/s/ M. Michael Ansour M. Michael Ansour	Director	February 28, 2023

/s/ Zmira Lavie Zmira Lavie	Director	February 28, 2023

/s/ John Shen John Shen	Director	February 28, 2023