Form 10-Q
period 2023-03-31
VICOR CORP
filed 2023-05-03
CIK 751978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 24, 2023 was:

Common Stock, $.01 par value	32,471,065
Class B Common Stock, $.01 par value	11,743,218

VICOR CORPORATION

VICOR CORPORATION
Part I – Financial Information
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$192,897	$190,611
Accounts receivable, net	61,061	65,429
Inventories	107,382	101,410
Other current assets	5,030	5,154

Total current assets	366,370	362,604
Long-term deferred tax assets, net	280	280
Long-term investment, net	2,631	2,622
Property, plant and equipment, net	167,812	166,009
Other assets	7,162	5,386

Total assets	$544,255	$536,901

Liabilities and Equity
Current liabilities:
Accounts payable	$16,790	$22,207
Accrued compensation and benefits	11,324	10,849
Accrued litigation	6,500	6,500
Accrued expenses	4,769	8,613
Short-term lease liabilities	1,459	1,450
Sales allowances	2,389	1,661
Accrued severance and other charges	13	—
Income taxes payable	663	72
Short-term deferred revenue and customer prepayments	9,765	13,197

Total current liabilities	53,672	64,549
Long-term deferred revenue	2,183	145
Long-term income taxes payable	869	862
Long-term lease liabilities	6,872	7,009

Total liabilities	63,596	72,565
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2023 and 2022	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 44,104,331 shares issued and 32,469,525 shares outstanding in 2023; 43,976,336 shares issued and 32,341,530 shares outstanding in 2022	442	441
Additional paid-in capital	365,442	360,365
Retained earnings	254,323	243,079
Accumulated other comprehensive loss	(993)	(988)
Treasury stock at cost: 11,634,806 shares in 2023 and 2022	(138,927)	(138,927)

Total Vicor Corporation stockholders’ equity	480,405	464,088
Noncontrolling interest	254	248

Total equity	480,659	464,336

Total liabilities and equity	$544,255	$536,901

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$97,816	$88,282
Cost of revenues	51,282	50,681

Gross margin	46,534	37,601
Operating expenses:
Selling, general and administrative	20,223	18,568
Research and development	15,869	14,253

Total operating expenses	36,092	32,821

Income from operations	10,442	4,780
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	9	(103)
Less: portion of (gains) losses recognized in other comprehensive income	(9)	104

Net credit gains recognized in earnings	—	1
Other income, net	1,950	161

Total other income, net	1,950	162

Income before income taxes	12,392	4,942
Provision (benefit) for income taxes	1,141	(48)

Consolidated net income	11,251	4,990
Less: Net income (loss) attributable to noncontrolling interest	7	(9)

Net income attributable to Vicor Corporation	$11,244	$4,999

Net income per common share attributable to Vicor Corporation:
Basic	$0.25	$0.11
Diluted	$0.25	$0.11
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	44,162	43,952
Diluted	44,907	44,954
See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Consolidated net income	$11,251	$4,990
Foreign currency translation losses, net of tax (1)	(15)	(194)
Unrealized income (loss) on available-for-sale securities, net of tax (1)	9	(316)

Other comprehensive loss	(6)	(510)

Consolidated comprehensive income	11,245	4,480
Less: Comprehensive income (loss) attributable to noncontrolling interest	6	(23)

Comprehensive income attributable to Vicor Corporation	$11,239	$4,503

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized income (loss)
on
available-for-sale
securities are completely offset by a tax valuation allowance as of March 31, 2023 and 2022. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2023 and 2022.

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Consolidated net income	$11,251	$4,990
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,199	3,296
Stock-based compensation expense	2,817	1,994
Increase (decrease) in long-term deferred revenue	2,038	(81)
Increase in other assets	33	62
Increase in long-term income taxes payable	7	5
Deferred income taxes	—	2
Credit gain on available-for-sale securities	—	(1)
Change in current assets and liabilities, net	(10,232)	(5,682)

Net cash provided by operating activities	10,113	4,585

Investing activities:
Sales or maturities of short-term investments	—	25,000
Additions to property, plant and equipment	(10,089)	(22,683)

Net cash (used for) provided by investing activities	(10,089)	2,317

Financing activities:
Proceeds from employee stock plans	2,261	1,810

Net cash provided by financing activities	2,261	1,810
Effect of foreign exchange rates on cash	1	(80)

Net increase in cash and cash equivalents	2,286	8,632
Cash and cash equivalents at beginning of period	190,611	182,418

Cash and cash equivalents at end of period	$192,897	$191,050

See accompanying notes.

VICOR CORPORATION
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		1	2,260				2,261		2,261
Stock-based compensation expense			2,817				2,817		2,817
Components of comprehensive income, net of tax:
Net income				11,244			11,244	7	11,251
Other comprehensive loss					(5)		(5)	(1)	(6)

Total comprehensive income							11,239	6	11,245

Balance on March 31, 2023	$118	$442	$365,442	$254,323	$(993)	$(138,927)	$480,405	$254	$480,659

	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Vicor Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Three months ended March 31, 2022
Balance on December 31, 202 1	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		1	1,809				1,810		1,810
Stock-based compensation expense			1,994				1,994		1,994
Components of comprehensive income (loss), net of tax:
Net income (loss)				4,999			4,999	(9)	4,990
Other comprehensive loss					(496)		(496)	(14)	(510)

Total comprehensive income (loss)							4,503	(23)	4,480

Balance on March 31, 2022	$118	$440	$349,467	$222,632	$(1,824)	$(138,927)	$431,906	$283	$432,189

See accompanying notes.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2023. The balance sheet at December 31, 2022 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 filed by the Company with the SEC on February 28, 2023 (“2022 Form
10-K”).

2.	Inventories
Inventories were as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$85,833	$82,181
Work-in-process	12,101	10,456
Finished goods	9,448	8,773

	$107,382	$101,410

3.	Long-Term Investments
As of March 31, 2023 and December 31, 2022, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,631,000 and $2,622,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2023, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2023.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

Details of our investments are as follows (in thousands):

	March 31, 2023
	Cash and Cash Equivalents	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$144,725	$—
Failed Auction Security	—	2,631

Total	144,725	2,631

Other measurement basis:
Cash on hand	48,172	—

Total	$192,897	$2,631

	December 31, 2022
	Cash and Cash Equivalents	Long-Term Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$143,274	$—
Failed Auction Security	—	2,622

Total	143,274	2,622

Other measurement basis:
Cash on hand	47,337	—

Total	$190,611	$2,622

The following is a summary of the
available-for-sale
securities (in thousands):

March 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	$3,000	—	369	$2,631

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Failed Auction Security	3,000	—	378	2,622
As of March 31, 2023, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.
The amortized cost and estimated fair value of the
available-for-sale
securities on March 31, 2023, by type and
contractual maturities, are shown below (in thousands):

	Cost	Estimated Fair Value
Failed Auction Security:

Due in twenty years	$3,000	$2,631

4.	Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2023 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2023
Cash equivalents:

Money market funds	$144,725	$—	$—	$144,725
Long-term investment:
Failed Auction Security	—	—	2,631	2,631

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2022 (in thousands):

	Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2022
Cash equivalents:

Money market funds	$143,274	$—	$—	$143,274
Long-term investment:
Failed Auction Security	—	—	2,622	2,622
The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2023 was as follows (in thousands):

Balance at the beginning of the period	$2,622
Credit gain on available-for-sale security included in Other income (expense), net	9

Balance at the end of the period	$2,631

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of March 31, 2023.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

5.	Revenues
The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2023
	Brick Products	Advanced Products	Total
United States	$21,256	$13,710	$34,966
Europe	7,546	4,027	11,573
Asia Pacific	16,847	33,444	50,291
All other	876	110	986

	$46,525	$51,291	$97,816

	Three Months Ended March 31, 2022
	Brick Products	Advanced Products	Total
United States	$14,061	$10,626	$24,687
Europe	7,042	2,768	9,810
Asia Pacific	13,521	39,495	53,016
All other	733	36	769

	$35,357	$52,925	$88,282

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$30,486	$42,013	$72,499
Stocking distributors, net of sales allowances	15,737	5,052	20,789
Non-recurring engineering	302	2,128	2,430
Royalties	—	2,020	2,020
Other	—	78	78

	$46,525	$51,291	$97,816

	Three Months Ended March 31, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$24,401	$47,471	$71,872
Stocking distributors, net of sales allowances	10,764	3,744	14,508
Non-recurring engineering	192	1,386	1,578
Royalties	—	306	306
Other	—	18	18

	$35,357	$52,925	$88,282

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	March 31, 2023	December 31, 2022	Change
Short-term deferred revenue and customer prepayments	$(9,765)	$(13,197)	$3,432
Long-term deferred revenue	(2,183)	(145)	(2,038)
Deferred expenses	98	577	(479)
Sales allowances	(2,389)	(1,661)	(728)
Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $
1,609,000
and $
155,000
for the three months ended March 31, 2023 and 2022, respectively, that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

6.	Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$486	$251
Selling, general and administrative	1,520	1,207
Research and development	811	536

Total stock-based compensation	$2,817	$1,994

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$2,496	$1,759
ESPP	321	235

Total stock-based compensation	$2,817	$1,994

7.	Rental Income
Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for the three months ended March 31, 2023 and 2022.

8.	Income Taxes
The provision (benefit) for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax
income.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

The provision (benefit) for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Provision (benefit) for income taxes	$1,141	$(48)
Effective income tax rate	9.2%	(1.0)%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.
As of March 31, 2023
,
the Company has a valuation allowance of approximately $47,413,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of March 31, 2023, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of March 31, 2023. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

9.	Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Vicor Corporation	$11,244	$4,999

Denominator:
Denominator for basic net income per share-weighted average shares (1)	44,162	43,952
Effect of dilutive securities:
Employee stock options (2)	745	1,002

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,907	44,954

Basic net income per share	$0.25	$0.11

Diluted net income per share	$0.25	$0.11

(1)	Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 1,035,618 and 291,880 shares of Common Stock for the three months ended March 31, 2023 and 2022, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10.	Commitments and Contingencies
At March 31, 2023, the Company had approximately $19,325,000 of cancelable and non-cancelable
capital expenditure commitments, principally for manufacturing equipment, and approximately $2,083,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.
The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas. The complaint, as amended, alleged that the Company’s unregulated bus converters used in intermediate bus architecture power supply systems infringed SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively, and collectively the “SynQor Patents”). The Company asserted counterclaims against SynQor alleging unfair competition and tortious interference with business relations (the “Counterclaims”). As a result of certain actions by the United States Patent and Trademark Office (“USPTO”) and the District Court, SynQor’s infringement allegations regarding the ‘021 patent and the ‘290 patent were dismissed from the case prior to the beginning of trial. Specifically, the USPTO invalidated all the asserted claims of the ‘021 patent and that decision was upheld on appeal on August 30, 2017. In addition, on October 5, 2022, the District Court issued

VICOR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

an order involuntarily dismissing the ‘290 patent infringement allegations on grounds of equitable and judicial estoppel, in view of representations by SynQor to the District Court agreeing to such dismissal as a condition of lifting a prior stay of the lawsuit. On January 18, 2023, the United States Court of Appeals for the Federal Circuit issued a decision upholding a decision of the Patent Trial and Appeal Board of the USPTO invalidating all claims of the ‘290 patent
.
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
On December 23, 2022, SynQor filed in the District Court (a) a motion for judgment as a matter of law that the Company infringed the ‘190 patent, (b) a motion requesting the District Court to award SynQor treble damages, as well as pre-
and post-judgment interest, (c) a motion requesting the District Court to award SynQor its attorneys’ fees, and (d) a motion for a new trial. On December 23, 2022, the Company filed in the District Court (a) a motion requesting judgment as a matter of law that it did not infringe the ‘702 patent, and (b) a motion requesting judgment with respect to its defenses of equitable estoppel and waiver. The Court has not yet acted on any of these motions. To the extent that the District Court ultimately rules against the Company with respect to any of the aforementioned motions, the Company anticipates appealing those rulings to the United States Court of Appeals for the Federal Circuit. The Company similarly anticipates appealing the District Court’s order dismissing the Company’s Counterclaims against SynQor.
In accordance with applicable accounting standards, the Company recorded a litigation related accrual of $6,500,000 in the third quarter of 2022 as its estimate based on the jury award, using estimated outcomes ranging from $0 to treble damages plus attorney fees.
In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business. While the outcome of such other lawsuits and claims against the Company cannot be predicted with certainty, management does not expect such litigation or claims will have a material adverse impact on the Company’s financial position or results of operations.

11.	Impact of Recently Issued A ccou nting Standards
New pronouncements issued but not effective until after March 31, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the risk factors described in this Quarterly Report on Form 10-Q. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our expectations that the Company has adequate resources to respond to financial and operational risks associated with the novel coronavirus (“COVID-19”) and regarding our and our customers’ ability to effectively conduct business during the pandemic; our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and planned construction, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A – “Risk Factors.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

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

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events (most recently evidenced by the COVID-19 pandemic), have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products, and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions have, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. While we continue to make progress in moving outsourced manufacturing steps in-house to the Company, we are still experiencing long lead times on certain raw material components, and uncertainty of output from our outsourced manufacturing supplier. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

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

Summary of First Quarter 2023 Financial Performance Compared to Fourth Quarter 2022 Financial Performance

The following summarizes our financial performance for the first quarter of 2023, compared to the fourth quarter of 2022:

•

Net revenues decreased 7.3% to $97,816,000 for the first quarter of 2023, from $105,493,000 for the fourth quarter of 2022. Net revenues for Brick Products increased 10.9% compared to the fourth quarter of 2022, primarily due to the ability to shift manufacturing resources to focus on available backlog, as well as favorable market conditions. Advanced Products net revenue decreased 19.3% compared to the fourth quarter of 2022 primarily due to continued supply constraints leading to longer cycle-times and schedule delays.

•	Export sales represented approximately 64.3% of total net revenues in the first quarter of 2023 as compared to 59.8% in the fourth quarter of 2022.

•

Gross margin decreased to $46,534,000 for the first quarter of 2023 from $49,139,000 for the fourth quarter of 2022, but gross margin, as a percentage of net revenues, increased to 47.6% for the first quarter of 2023 from 46.6% for the fourth

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

quarter of 2022. The decrease in gross margin dollars and the increase in gross margin percentage were primarily a result of the unfavorable impact from lower sales volume offset by reduced freight-in and tariff spending of $3,927,000 (net of approximately $3,000,000 in duty drawback recovery of previously paid tariffs).

•

Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $271,283,000 at the end of the first quarter of 2023, as compared to $304,392,000 at the end of the fourth quarter of 2022.

•

Operating expenses for the first quarter of 2023 decreased $4,928,000, or 12.0%, to $36,092,000 from $41,020,000 for the fourth quarter of 2022. Selling, general, and administrative expenses decreased approximately $4,719,000, primarily due to a decrease in legal fees. Research and development expenses decreased approximately $209,000, primarily due to a decrease in engineering supplies.

•	We reported net income for the first quarter of 2023 of $11,244,000, or $0.25 per diluted share, compared to net income of $8,062,000, or $0.18 per diluted share, for the fourth quarter of 2022.

•

For the first quarter of 2023, depreciation and amortization totaled $4,199,000 and capital additions totaled $10,089,000 as compared to depreciation and amortization of $3,526,000 and capital additions of $12,687,000 for the fourth quarter of 2022.

•	Inventories increased by approximately $5,972,000, or 5.9%, to $107,382,000 at March 31, 2023, compared to $101,410,000 at December 31, 2022, primarily consisting of raw materials.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenues for the first quarter of 2023 were $97,816,000, an increase of $9,534,000, or 10.8%, as compared to $88,282,000 for the first quarter of 2022. Net revenues, by product line, for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

			Increase (decrease)
	2023	2022	$	%
Advanced Products	$51,291	$52,925	$(1,634)	(3.1)%
Brick Products	46,525	35,357	11,168	31.6%

Total	$97,816	$88,282	$9,534	10.8%

The decrease in net revenues for Advanced Products was primarily due to manufacturing constraints and schedule delays. The increase in net revenues for Brick Products was primarily due to the ability to shift manufacturing resources to focus on available backlog, as well as favorable market conditions.

Gross margin for the first quarter of 2023 increased $8,933,000, or 23.8%, to $46,534,000, from $37,601,000 for the first quarter of 2022. Gross margin, as a percentage of net revenues, increased to 47.6% for the first quarter of 2023, compared to 42.6% for the first quarter of 2022. The increase in gross margin dollars and gross margin percentage was primarily due to favorable higher sales volume, improved production efficiencies, and reduced freight-in and tariff spending of $3,791,000 (net of approximately $3,000,000 in duty drawback recovery of previously paid tariffs), partially offset by an unfavorable sales mix.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

Selling, general, and administrative expenses were $20,223,000 for the first quarter of 2023, an increase of $1,655,000, or 8.9%, from $18,568,000 for the first quarter of 2022. Selling, general, and administrative expenses as a percentage of net revenues decreased to 20.7% for the first quarter of 2023 from 21.0% for the first quarter of 2022. The components of the $1,655,000 increase in selling, general and administrative expenses for the first quarter of 2023 from the first quarter of 2022 were as follows (dollars in thousands):

	Increase
Compensation	$542	4.6%	(1)
Advertising	361	55.1%	(2)
Commissions	306	47.9%	(3)
Legal fees	277	25.6%	(4)
Other, net	169	3.8%

	$1,655	8.9%

(1)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)	Increase primarily attributable to an increase in net revenues subject to commissions.
(4)	Increase primarily attributable to an increase in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

Research and development expenses were $15,869,000 for the first quarter of 2023, an increase of $1,616,000, or 11.3%, compared to $14,253,000 for the first quarter of 2022. As a percentage of net revenues, research and development expenses increased to 16.2% for the first quarter of 2023 from 16.1% for the first quarter of 2022. The components of the $1,616,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,062	10.8%	(1)
Project and pre-production materials	692	37.8%	(2)
Outside services	121	72.5%
Overhead absorption	(539)	(161.0)%	(3)
Other, net	280	10.3%

	$1,616	11.3%

(1)

Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2022, and higher stock-based compensation expense associated with stock options awarded in April 2022.

(2)	Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)	Decrease primarily attributable to an increase in R&D personnel incurring time on production activities, compared to R&D activities.

The significant components of “Other income (expense), net” for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2023	2022	Increase (decrease)
Interest income (expense), net	$1,732	$142	$1,590
Rental income	198	198	—
Foreign currency gains (losses), net	19	(207)	226
Other, net	1	29	(28)

	$1,950	$162	$1,788

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in the first quarter of 2023 compared to the first quarter of 2022.

Income before income taxes was $12,392,000 for the first quarter of 2023, as compared to $4,942,000 for the first quarter of 2022.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

The provision (benefit) for income taxes and the effective income tax rates for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Provision (benefit) for income taxes	$1,141	$(48)
Effective income tax rate	9.2%	(1.0)%

The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the first quarter of 2023 of $11,244,000, or $0.25 per diluted share, compared to $4,999,000, or $0.11 per diluted share, for the first quarter of 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $192,897,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 6.8:1 as of March 31, 2023 and 5.6:1 as of December 31, 2022. Working capital, defined as total current assets less total current liabilities, increased $14,643,000 to $312,698,000 as of March 31, 2023 from $298,055,000 as of December 31, 2022.

The changes in working capital from December 31, 2022 to March 31, 2023 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$2,286
Accounts receivable	(4,368)
Inventories	5,972
Other current assets	(124)
Accounts payable	5,417
Accrued compensation and benefits	(475)
Accrued expenses	3,844
Short-term deferred revenue	3,432
Other	(1,341)

$14,643

The primary sources of cash for the three months ended March 31, 2023 were $10,113,000 generated from operations, and $2,261,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2023 were for the purchase of property and equipment of $10,089,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2023

on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2023. As of March 31, 2023, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

As of March 31, 2023, we had a total of approximately $19,325,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,083,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2023. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Vicor Corporation

March 31, 2023

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2023, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2023.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2023). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

March 31, 2023

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2023

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form10-K for the year ended December 31, 2022.

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

VICOR CORPORATION

Date: May 3, 2023	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)