Form 10-Q
period 2023-06-30
VICOR CORP
filed 2023-08-04
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 26, 2023 was:

Common Stock, $.01 par value	32,513,278
Class B Common Stock, $.01 par value	11,743,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$203,829	$190,611
Accounts receivable, net	63,818	65,429
Inventories	106,606	101,410
Other current assets	4,533	5,154
Total current assets	378,786	362,604
Long-term deferred tax assets, net	343	280
Long-term investment, net	2,591	2,622
Property, plant and equipment, net	169,401	166,009
Other assets	9,540	5,386
Total assets	$560,661	$536,901
Liabilities and Equity
Current liabilities:
Accounts payable	$15,325	$22,207
Accrued compensation and benefits	12,103	10,849
Accrued litigation	6,500	6,500
Accrued expenses	4,284	8,613
Short-term lease liabilities	1,749	1,450
Sales allowances	2,571	1,661
Income taxes payable	824	72
Short-term deferred revenue and customer prepayments	6,620	13,197
Total current liabilities	49,976	64,549
Long-term deferred revenue	1,761	145
Long-term income taxes payable	875	862
Long-term lease liabilities	7,030	7,009
Total liabilities	59,642	72,565
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2023 and 2022	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 44,142,595 shares issued and 32,507,789 shares outstanding in 2023; 43,976,336 shares issued and 32,341,530 shares outstanding in 2022	443	441
Additional paid-in capital	368,914	360,365
Retained earnings	271,424	243,079
Accumulated other comprehensive loss	(1,195)	(988)
Treasury stock at cost: 11,634,806 shares in 2023 and 2022	(138,927)	(138,927)
Total Vicor Corporation stockholders’ equity	500,777	464,088
Noncontrolling interest	242	248
Total equity	501,019	464,336
Total liabilities and equity	$560,661	$536,901

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$106,747	$102,186	$204,563	$190,468
Cost of revenues	51,574	55,337	102,856	106,018
Gross margin	55,173	46,849	101,707	84,450
Operating expenses:
Selling, general and administrative	20,375	20,035	40,598	38,603
Research and development	16,935	15,516	32,804	29,769
Total operating expenses	37,310	35,551	73,402	68,372
Income from operations	17,863	11,298	28,305	16,078
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(40)	16	(31)	(87)
Less: portion of losses (gains) recognized in other comprehensive income	40	(15)	31	89
Net credit gains recognized in earnings	—	1	—	2
Other income, net	1,776	83	3,726	244
Total other income, net	1,776	84	3,726	246
Income before income taxes	19,639	11,382	32,031	16,324
Provision for income taxes	2,537	802	3,678	754
Consolidated net income	17,102	10,580	28,353	15,570
Less: Net income (loss) attributable to noncontrolling interest	1	(13)	8	(22)
Net income attributable to Vicor Corporation	$17,101	$10,593	$28,345	$15,592

Net income per common share attributable to Vicor Corporation:
Basic	$0.39	$0.24	$0.64	$0.35
Diluted	$0.38	$0.24	$0.63	$0.35
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	44,230	43,973	44,196	43,963
Diluted	44,906	44,866	44,907	44,910

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated net income	$17,102	$10,580	$28,353	$15,570
Foreign currency translation losses, net of tax (1)	(175)	(385)	(190)	(579)
Unrealized loss on available-for-sale securities, net of tax (1)	(40)	(66)	(31)	(382)
Other comprehensive loss	(215)	(451)	(221)	(961)
Consolidated comprehensive income	16,887	10,129	28,132	14,609
Less: Comprehensive loss attributable to noncontrolling interest	(12)	(42)	(6)	(65)
Comprehensive income attributable to
Vicor Corporation	$16,899	$10,171	$28,138	$14,674

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized loss on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2023 and 2022. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2023 and 2022.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Operating activities:
Consolidated net income	$28,353	$15,570
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,648	6,665
Stock-based compensation expense	5,829	4,616
Increase (decrease) in long-term deferred revenue	1,616	(143)
(Decrease) increase in other assets	(103)	133
Provision for doubtful accounts	43	—
Increase in long-term income taxes payable	13	8
Deferred income taxes	(63)	(58)
Credit gain on available-for-sale securities	—	(2)
Change in current assets and liabilities, net	(15,183)	(11,381)
Net cash provided by operating activities	29,153	15,408

Investing activities:
Sales or maturities of short-term investments	—	25,000
Additions to property, plant and equipment	(18,627)	(36,878)
Net cash used for investing activities	(18,627)	(11,878)

Financing activities:
Proceeds from employee stock plans	2,722	1,974
Net cash provided by financing activities	2,722	1,974

Effect of foreign exchange rates on cash	(30)	(245)
Net increase in cash and cash equivalents	13,218	5,259
Cash and cash equivalents at beginning of period	190,611	182,418
Cash and cash equivalents at end of period	$203,829	$187,677

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three months ended June 30, 2023
Balance on March 31, 2023	$118	$442	$365,442	$254,323	$(993)	$(138,927)	$480,405	$254	$480,659
Issuance of Common Stock under employee stock plans		1	460				461		461
Stock-based compensation expense			3,012				3,012		3,012
Components of comprehensive income (loss), net of tax:
Net income				17,101			17,101	1	17,102
Other comprehensive loss					(202)		(202)	(13)	(215)
Total comprehensive income (loss)							16,899	(12)	16,887
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Six months ended June 30, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		2	2,720				2,722		2,722
Stock-based compensation expense			5,829				5,829		5,829
Components of comprehensive income (loss), net of tax:
Net income				28,345			28,345	8	28,353
Other comprehensive loss					(207)		(207)	(14)	(221)
Total comprehensive income (loss)							28,138	(6)	28,132
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three months ended June 30, 2022
Balance on March 31, 2022	$118	$440	$349,467	$222,632	$(1,824)	$(138,927)	$431,906	$283	$432,189
Issuance of Common Stock under employee stock plans		—	164				164		164
Stock-based compensation expense			2,622				2,622		2,622
Components of comprehensive income (loss), net of tax:
Net income (loss)				10,593			10,593	(13)	10,580
Other comprehensive loss					(422)		(422)	(29)	(451)
Total comprehensive income (loss)							10,171	(42)	10,129
Balance on June 30, 2022	$118	$440	$352,253	$233,225	$(2,246)	$(138,927)	$444,863	$241	$445,104

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Six months ended June 30, 2022
Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		1	1,973				1,974		1,974
Stock-based compensation expense			4,616				4,616		4,616
Components of comprehensive income (loss), net of tax:
Net income (loss)				15,592			15,592	(22)	15,570
Other comprehensive loss					(918)		(918)	(43)	(961)
Total comprehensive income (loss)							14,674	(65)	14,609
Balance on June 30, 2022	$118	$440	$352,253	$233,225	$(2,246)	$(138,927)	$444,863	$241	$445,104

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vicor Corporation and its consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2023. The balance sheet at December 31, 2022 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on February 28, 2023.

2. Inventories

Inventories were as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$85,404	$82,181
Work-in-process	11,257	10,456
Finished goods	9,945	8,773
	$106,606	$101,410

3. Long-Term Investments

As of June 30, 2023 and December 31, 2022, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,591,000 and $2,622,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2023, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2023.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Details of our investments are as follows (in thousands):

	June 30, 2023
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$146,425	$—
Failed Auction Security	—	2,591
Total	146,425	2,591

Other measurement basis:
Cash on hand	57,404	—
Total	$203,829	$2,591

	December 31, 2022
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$143,274	$—
Failed Auction Security	—	2,622
Total	143,274	2,622

Other measurement basis:
Cash on hand	47,337	—
Total	$190,611	$2,622

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	409	$2,591

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	378	$2,622

As of June 30, 2023, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on June 30, 2023, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in twenty years	$3,000	$2,591

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Cash equivalents:
Money market funds	$146,425	$—	$—	$146,425
Long-term investment:
Failed Auction Security	—	—	2,591	2,591

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2022 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$143,274	$—	$—	$143,274
Long-term investment:
Failed Auction Security	—	—	2,622	2,622

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2023 was as follows (in thousands):

Balance at the beginning of the period	$2,622
Loss included in Other comprehensive income	(31)
Balance at the end of the period	$2,591

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of June 30, 2023.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

5. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
United States	$18,229	$15,827	$34,056
Europe	6,955	6,034	12,989
Asia Pacific	13,127	45,619	58,746
All other	923	33	956
	$39,234	$67,513	$106,747

	Six Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
United States	$39,485	$29,537	$69,022
Europe	14,501	10,061	24,562
Asia Pacific	29,974	79,063	109,037
All other	1,799	143	1,942
	$85,759	$118,804	$204,563

	Three Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
United States	$18,668	$12,782	$31,450
Europe	5,041	2,229	7,270
Asia Pacific	9,846	52,550	62,396
All other	968	102	1,070
	$34,523	$67,663	$102,186

	Six Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
United States	$32,729	$23,408	$56,137
Europe	12,083	4,997	17,080
Asia Pacific	23,367	92,045	115,412
All other	1,701	138	1,839
	$69,880	$120,588	$190,468

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$24,435	$55,556	$79,991
Stocking distributors, net of sales allowances	14,338	6,345	20,683
Non-recurring engineering	461	2,796	3,257
Royalties	—	2,456	2,456
Other	—	360	360
	$39,234	$67,513	$106,747

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

	Six Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$54,921	$97,569	$152,490
Stocking distributors, net of sales allowances	30,075	11,397	41,472
Non-recurring engineering	763	4,924	5,687
Royalties	—	4,476	4,476
Other	—	438	438
	$85,759	$118,804	$204,563

	Three Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$23,566	$61,979	$85,545
Stocking distributors, net of sales allowances	10,908	3,102	14,010
Non-recurring engineering	49	1,908	1,957
Royalties	—	656	656
Other	—	18	18
	$34,523	$67,663	$102,186

	Six Months Ended June 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$47,967	$109,450	$157,417
Stocking distributors, net of sales allowances	21,672	6,846	28,518
Non-recurring engineering	241	3,294	3,535
Royalties	—	962	962
Other	—	36	36
	$69,880	$120,588	$190,468

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	June 30, 2023	December 31, 2022	Change
Short-term deferred revenue and customer prepayments	$(6,620)	$(13,197)	$6,577
Long-term deferred revenue	(1,761)	(145)	$(1,616)
Deferred expenses	30	577	$(547)
Sales allowances	(2,571)	(1,661)	$(910)

Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $2,236,000 and $3,845,000 for the three and six months ended June 30, 2023, respectively, and $1,136,000 and $931,000 for the three and six months ended June 30, 2022 that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues	$570	$431	$1,056	$682
Selling, general and administrative	1,626	1,440	3,146	2,647
Research and development	816	751	1,627	1,287
Total stock-based compensation	$3,012	$2,622	$5,829	$4,616

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	$2,701	$2,351	$5,197	$4,110
ESPP	311	271	632	506
Total stock-based compensation	$3,012	$2,622	$5,829	$4,616

7. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for each of the three month periods ended June 30, 2023 and 2022 and $396,000 for each of the six month periods ended June 30, 2023 and 2022.

8. Income Taxes

The provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income.

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Provision for income taxes	$2,537	$802	$3,678	$754
Effective income tax rate	12.9%	7.0%	11.5%	4.6%

The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and six months ended June 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of June 30, 2023, the Company has a valuation allowance of approximately $47,413,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

benefits over the next several years. As a result, management has concluded, as of June 30, 2023, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2023. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net income attributable to Vicor Corporation	$17,101	$10,593	$28,345	$15,592
Denominator:
Denominator for basic net income per share-weighted average shares (1)	44,230	43,973	44,196	43,963
Effect of dilutive securities:
Employee stock options (2)	676	893	711	947
Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	44,906	44,866	44,907	44,910

Basic net income per share	$0.39	$0.24	$0.64	$0.35
Diluted net income per share	$0.38	$0.24	$0.63	$0.35

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 1,574,000 and 1,307,000 shares of Common Stock for the three and six months ended June 30, 2023, respectively, and options to purchase 898,640 and 658,014 shares of Common Stock for the three and six months ended June 30, 2022, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10. Commitments and Contingencies

At June 30, 2023, the Company had approximately $16,768,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment, and approximately $1,883,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.

The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas. The complaint, as amended, alleged that the Company’s unregulated bus converters used in intermediate bus architecture power supply systems infringed SynQor’s U.S. patent

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively, and collectively the “SynQor Patents”). The Company asserted counterclaims against SynQor alleging unfair competition and tortious interference with business relations (the “Counterclaims”). As a result of certain actions by the United States Patent and Trademark Office (“USPTO”) and the District Court, SynQor’s infringement allegations regarding the ‘021 patent and the ‘290 patent were dismissed from the case prior to the beginning of trial. Specifically, the USPTO invalidated all the asserted claims of the ‘021 patent and that decision was upheld on appeal on August 30, 2017. In addition, on October 5, 2022, the District Court issued an order involuntarily dismissing the ‘290 patent infringement allegations on grounds of equitable and judicial estoppel, in view of representations by SynQor to the District Court agreeing to such dismissal as a condition of lifting a prior stay of the lawsuit. On January 18, 2023, the United States Court of Appeals for the Federal Circuit issued a decision upholding a decision of the Patent Trial and Appeal Board of the USPTO invalidating all claims of the ‘290 patent.

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

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business, both as a defendant and a plaintiff. While the outcome of such other lawsuits and claims against the Company cannot be predicted with certainty, management does not expect such litigation or claims will have a material adverse impact on the Company’s financial position or results of operations.

11. Impact of Recently Issued Accounting Standards

New pronouncements issued but not effective until after June 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

Ongoing / Potential Impacts of COVID-19 on the Company

As of the date of this report, the number of Company employees diagnosed with COVID-19 and the corresponding absenteeism due to COVID-19 are negligible. While the productivity of our factory is not currently impacted by COVID-19, productivity may be reduced if quarantine rates were to increase. We continue to operate with three shifts in our factory, and, with few exceptions, our engineering, sales, and administrative personnel are working from the Company’s offices.

Although there is uncertainty as to whether COVID-19 levels will rise back to the levels seen during the pandemic that would impact our operational and financial results in the future, the Company’s high level of liquidity, flexible operational model, existing raw material inventories, and increased use of second sources for critical manufacturing inputs together support management’s belief that the Company will be able to effectively continue to conduct business.

Summary of Second Quarter 2023 Financial Performance Compared to First Quarter 2023 Financial Performance

The following summarizes our financial performance for the second quarter of 2023, compared to the first quarter of 2023:

•
Net revenues increased 9.1% to $106,747,000 for the second quarter of 2023, from $97,816,000 for the first quarter of 2023. Net revenues for Brick Products decreased 15.7% compared to the first quarter of 2023, primarily due to market conditions and a shift in resource allocation to the Advanced Products. Advanced Products net revenues increased 31.6% compared to the first quarter of 2023 primarily due to improved supply chain cycle-times and the ability to focus on available backlog.
•
Export sales represented approximately 68.1% of total net revenues in the second quarter of 2023 as compared to 64.3% in the first quarter of 2023.
•
Gross margin increased to $55,173,000 for the second quarter of 2023 from $46,534,000 for the first quarter of 2023, with gross margin, as a percentage of net revenues, increasing to 51.7% for the second quarter of 2023 from 47.6% for the first quarter of 2023. The increase in gross margin dollars and gross margin percentage was primarily due to the favorable changes in higher sales volume and improved sales mix, and certain reductions in supply chain costs, including a reduction of $851,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $529,000 (net of approximately $2,800,000 in duty drawback recovery of previously paid tariffs in the second quarter of 2023 and $3,000,000 in duty drawback recovery in the first quarter of 2023).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $217,275,000 at the end of the second quarter of 2023, as compared to $271,283,000 at the end of the first quarter of 2023.
•
Operating expenses for the second quarter of 2023 increased $1,218,000, or 3.4%, to $37,310,000 from $36,092,000 for the first quarter of 2023. Selling, general and administrative expenses increased approximately $152,000. Research and development expenses increased approximately $1,066,000, primarily due to increases in project and pre-production materials and engineering supplies.
•
We reported net income for the second quarter of 2023 of $17,101,000, or $0.38 per diluted share, compared to net income of $11,244,000, or $0.25 per diluted share, for the first quarter of 2023.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

•
For the second quarter of 2023, depreciation and amortization totaled $4,449,000 and capital additions totaled $8,538,000 as compared to depreciation and amortization of $4,199,000 and capital additions of $10,089,000 for the first quarter of 2023.
•
Inventories decreased by approximately $776,000, or 0.7%, to $106,606,000 at June 30, 2023, compared to $107,382,000 at March 31, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenues for the second quarter of 2023 were $106,747,000, an increase of $4,561,000, or 4.5%, as compared to $102,186,000 for the second quarter of 2022. Net revenues, by product line, for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

			Increase (decrease)
	2023	2022	$	%
Advanced Products	$67,513	$67,663	$(150)	(0.2)%
Brick Products	39,234	34,523	4,711	13.6%
Total	$106,747	$102,186	$4,561	4.5%

The increase in net revenues for Brick Products was primarily due to favorable market conditions and available capacity in manufacturing.

Gross margin for the second quarter of 2023 increased $8,324,000, or 17.8%, to $55,173,000, from $46,849,000 for the second quarter of 2022. Gross margin, as a percentage of net revenues, increased to 51.7% for the second quarter of 2023, compared to 45.8% for the second quarter of 2022. The increase in gross margin dollars and gross margin percentage was primarily due to favorable changes in higher sales volume and certain reductions in supply chain costs, including a reduction of $3,904,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $4,142,000 (net of approximately $2,800,000 in duty drawback recovery of previously paid tariffs in the second quarter of 2023 and $0 in duty drawback recovery in the second quarter of 2022).

Selling, general and administrative expenses were $20,375,000 for the second quarter of 2023, an increase of $340,000, or 1.7%, from $20,035,000 for the second quarter of 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 19.1% for the second quarter of 2023 from 19.6% for the second quarter of 2022. The components of the $340,000 increase in selling, general and administrative expenses for the second quarter of 2023 from the second quarter of 2022 were as follows (dollars in thousands):

	Increase (decrease)
Advertising	$430	46.5%	(1)
Depreciation and amortization	237	25.1%	(2)
Audit fees	176	69.9%	(3)
Travel expense	165	32.6%	(4)
Outside services	150	21.5%	(5)
Project materials	131	301.3%
Compensation	125	1.0%
Legal fees	(1,426)	(62.5)%	(6)
Other, net	352	16.2%
	$340	1.7%

(1)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(2)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(3)
Represents overall increase in audit and tax fees.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

(4)
Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.
(5)
Increase primarily attributable to an increase in the use of outside service providers at our Andover, MA facility.
(6)
Decrease primarily attributable to a decrease in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements).

Research and development expenses were $16,935,000 for the second quarter of 2023, an increase of $1,419,000, or 9.1%, compared to $15,516,000 for the second quarter of 2022. As a percentage of net revenues, research and development expenses increased to 15.9% for the second quarter of 2023 from 15.2% for the second quarter of 2022. The components of the $1,419,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$826	8.0%	(1)
Project and pre-production materials	561	22.6%	(2)
Computer and software expense	121	53.4%
Supplies	114	16.4%
Depreciation and amortization	92	15.4%
Deferred costs	(167)	(167.0)%	(3)
Overhead absorption	(326)	(79.2)%	(4)
Other, net	198	11.5%
	$1,419	9.1%

(1)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2023, and higher stock-based compensation expense associated with stock options awarded in May 2023.
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

The significant components of ''Other income (expense), net'' for the three months ended June 30, and the changes between the periods were as follows (in thousands):

	2023	2022	Increase (decrease)
Interest income (expense), net	$1,785	$274	$1,511
Rental income	198	198	—
Foreign currency losses, net	(212)	(397)	185
Other, net	5	9	(4)
	$1,776	$84	$1,692

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in the second quarter of 2023 compared to the second quarter of 2022. Interest income for the three months ended June 30, 2023 has increased due to higher interest rates received on the cash and cash equivalents balance the Company holds.

Income before income taxes was $19,639,000 for the second quarter of 2023, as compared to $11,382,000 for the second quarter of 2022.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

The provision for income taxes and the effective income tax rates for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Provision for income taxes	$2,537	$802
Effective income tax rate	12.9%	7.0%

The effective tax rates were lower than the statutory tax rates for the three months ended June 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three months ended June 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the second quarter of 2023 of $17,101,000, or $0.38 per diluted share, compared to $10,593,000, or $0.24 per diluted share, for the second quarter of 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net revenues for the six months ended June 30, 2023 were $204,563,000, an increase of $14,095,000, or 7.4%, from $190,468,000 for the six months ended June 30, 2022. Net revenues, by product line, for the six months ended June 30, 2023 and the six months ended June 30, 2022 were as follows (dollars in thousands):

			(Decrease) increase
	2023	2022	$	%
Advanced Products	$118,804	$120,588	$(1,784)	(1.5)%
Brick Products	85,759	69,880	15,879	22.7%
Total	$204,563	$190,468	$14,095	7.4%

The decrease in net revenues for Advanced Products was primarily due to manufacturing constraints and schedule delays. The increase in net revenues for Brick Products was primarily due to favorable market conditions and available capacity in manufacturing.

Gross margin for the six months ended June 30, 2023 increased $17,257,000, or 20.4%, to $101,707,000 from $84,450,000 for the six months ended June 30, 2022. Gross margin, as a percentage of net revenues, increased to 49.7% for the six-month period ended June 30, 2023, as compared to 44.3% for the six month period ended June 30, 2022. The increase in gross margin dollars and gross margin percentage was primarily due to favorable changes in higher sales volume, and certain reductions in supply chain costs, including a reduction of $5,444,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $7,934,000 (net of approximately $5,800,000 in duty drawback recovery of previously paid tariffs in the six months ended June 30, 2023 and $0 in duty drawback recovery in the six months ended June 30, 2022), partially offset by an unfavorable sales mix.

Selling, general and administrative expenses were $40,598,000 for the six months ended June 30, 2023, an increase of $1,995,000, or 5.2%, compared to $38,603,000 for the six months ended June 30, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 19.8% for the six months ended June 30, 2023 from 20.3% for the six months ended June 30, 2022. The components of the $1,995,000 increase in selling, general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows (dollars in thousands):

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

	Increase (decrease)
Advertising	$792	50.1%	(1)
Compensation	666	2.8%	(2)
Commissions	338	23.6%	(3)
Travel expense	268	30.9%	(4)
Depreciation and amortization	261	12.7%	(5)
Bank fees	147	45.7%
Project materials	119	183.5%
Outside services	116	7.6%
Consultants	(319)	(88.2)%	(6)
Legal fees	(1,150)	(34.2)%	(7)
Other, net	757	24.9%
	$1,995	5.2%

(1)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(2)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2023, and higher stock-based compensation expense associated with stock options awarded in May 2023.
(3)
Increase primarily attributable to an increase in net revenues subject to commissions.
(4)
Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.
(5)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(6)
Decrease primarily attributable to a decrease in the use of consultants at our Andover, MA facility.

(7)
Decrease primarily attributable to a decrease in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements) and for certain corporate legal matters.

Research and development expenses were $32,804,000 for the six months ended June 30, 2023, an increase of $3,035,000, or 10.2%, from $29,769,000 for the six months ended June 30, 2022. As a percentage of net revenues, research and development expenses increased to 16.0% for the six months ended June 30, 2023 from 15.6% for the six months ended June 30, 2022. The components of the $3,035,000 increase in research and development expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,888	9.4%	(1)
Project and pre-production materials	1,254	29.0%	(2)
Computer and software expense	199	43.4%	(3)
Depreciation and amortization	164	13.8%	(4)
Gases	138	41.0%
Outside services	125	46.4%
Deferred costs	(107)	(66.9)%
Overhead absorption	(866)	(115.9)%	(5)
Other, net	240	6.1%
	$3,035	10.2%

(1)
Increase primarily attributable to an increase in headcount, annual compensation adjustments in May 2023, and higher stock-based compensation expense associated with stock options awarded in May 2023.

(2)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)
Increase primarily due to increased activities to upgrade computer and software systems.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

(4)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)
Decrease primarily attributable to an increase in R&D personnel incurring time on production activities, compared to R&D activities.

The significant components of ''Other income (expense), net'' for the six months ended June 30, 2023 and the six months ended June 30, 2022 and the changes from period to period were as follows (in thousands):

			Increase
	2023	2022	(decrease)
Interest income (expense), net	$3,511	$415	$3,096
Rental income	396	396	-
Foreign currency losses, net	(193)	(604)	411
Other, net	12	39	(27)
	$3,726	$246	$3,480

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in the first six months of 2023 compared to the first six months of 2022. Interest income for the six months ended June 30, 2023 has increased due to higher interest rates received on the cash and cash equivalents balance the Company holds.

Income before income taxes was $32,031,000 for the six months ended June 30, 2023, as compared to $16,324,000 for the six months ended June 30, 2022.

The provision for income taxes and the effective income tax rates for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Provision for income taxes	$3,678	$754
Effective income tax rate	11.5%	4.6%

The effective tax rates were lower than the statutory tax rates for the six months ended June 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the six months ended June 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the six months ended June 30, 2023 of $28,345,000, or $0.63 per diluted share, as compared to $15,592,000, or $0.35 per diluted share, for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $203,829,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 7.6:1 as of June 30, 2023 and 5.6:1 as of December 31, 2022. Working capital, defined as total current assets less total current liabilities, increased $30,755,000 to $328,810,000 as of June 30, 2023 from $298,055,000 as of December 31, 2022.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

June 30, 2023

The changes in working capital from December 31, 2022 to June 30, 2023 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$13,218
Accounts receivable	(1,611)
Inventories	5,196
Other current assets	(621)
Accounts payable	6,882
Accrued compensation and benefits	(1,254)
Accrued expenses	4,329
Short-term deferred revenue	6,577
Other	(1,961)
$30,755

The primary sources of cash for the six months ended June 30, 2023 were $29,153,000 generated from operations, and $2,722,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the six months ended June 30, 2023 were for the purchase of property and equipment of $18,627,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the six months ended June 30, 2023. As of June 30, 2023, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

As of June 30, 2023, we had a total of approximately $16,768,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $1,883,000 of capital expenditure items which had been received and included in Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment and for funding the construction of the additional manufacturing space adjoining our existing Andover manufacturing facility, including architectural and construction costs. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs, capital equipment purchases, and the planned construction, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2023. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Vicor Corporation

June 30, 2023

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2023, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2023.

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

Vicor Corporation

June 30, 2023

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2023). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2023

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form10-K for the year ended December 31, 2022.

Item 5 — Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: August 4, 2023	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)