Form 10-Q
period 2023-09-30
VICOR CORP
filed 2023-11-03
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 24, 2023 was:

Common Stock, $.01 par value	32,707,062
Class B Common Stock, $.01 par value	11,743,218

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$227,784	$190,611
Accounts receivable, net	62,638	65,429
Inventories	104,570	101,410
Other current assets	3,975	5,154
Total current assets	398,967	362,604
Long-term deferred tax assets, net	341	280
Long-term investment, net	2,611	2,622
Property, plant and equipment, net	170,596	166,009
Other assets	11,620	5,386
Total assets	$584,135	$536,901
Liabilities and Equity
Current liabilities:
Accounts payable	$14,146	$22,207
Accrued compensation and benefits	11,534	10,849
Accrued litigation	6,500	6,500
Accrued expenses	5,438	8,613
Short-term lease liabilities	1,698	1,450
Sales allowances	2,553	1,661
Income taxes payable	1,046	72
Short-term deferred revenue and customer prepayments	3,618	13,197
Total current liabilities	46,533	64,549
Long-term deferred revenue	1,380	145
Long-term income taxes payable	848	862
Long-term lease liabilities	6,590	7,009
Total liabilities	55,351	72,565
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2023 and 2022	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 44,341,563 shares issued and 32,706,757 shares outstanding in 2023; 43,976,336 shares issued and 32,341,530 shares outstanding in 2022	445	441
Additional paid-in capital	380,151	360,365
Retained earnings	288,006	243,079
Accumulated other comprehensive loss	(1,245)	(988)
Treasury stock at cost: 11,634,806 shares in 2023 and 2022	(138,927)	(138,927)
Total Vicor Corporation stockholders’ equity	528,548	464,088
Noncontrolling interest	236	248
Total equity	528,784	464,336
Total liabilities and equity	$584,135	$536,901

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$107,844	$103,118	$312,407	$293,586
Cost of revenues	51,966	56,148	154,822	162,166
Gross margin	55,878	46,970	157,585	131,420
Operating expenses:
Selling, general and administrative	22,422	22,719	63,020	61,322
Research and development	17,752	14,747	50,556	44,516
	—	6,500	—	6,500
Total operating expenses	40,174	43,966	113,576	112,338
Income from operations	15,704	3,004	44,009	19,082
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	20	—	(11)	(87)
Less: portion of (gains) losses recognized in other comprehensive income	(20)	1	11	90
Net credit gains recognized in earnings	—	1	—	3
Other income (expense), net	1,917	(569)	5,643	(325)
Total other income (expense), net	1,917	(568)	5,643	(322)
Income before income taxes	17,621	2,436	49,652	18,760
Provision for income taxes	1,038	641	4,716	1,395
Consolidated net income	16,583	1,795	44,936	17,365
Less: Net income (loss) attributable to noncontrolling interest	1	3	9	(19)
Net income attributable to Vicor Corporation	$16,582	$1,792	$44,927	$17,384

Net income per common share attributable to Vicor Corporation:
Basic	$0.37	$0.04	$1.01	$0.40
Diluted	$0.37	$0.04	$1.00	$0.39
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	44,433	44,031	44,275	43,986
Diluted	45,187	44,898	45,000	44,906

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated net income	$16,583	$1,795	$44,936	$17,365
Foreign currency translation losses, net of tax (1)	(77)	(94)	(267)	(672)
Unrealized gains (losses) on available-for-sale securities, net of tax (1)	20	1,054	(11)	671
Other comprehensive (loss) income	(57)	960	(278)	(1)
Consolidated comprehensive income	16,526	2,755	44,658	17,364
Less: Comprehensive loss attributable to noncontrolling interest	(6)	(4)	(12)	(69)
Comprehensive income attributable to
Vicor Corporation	$16,532	$2,759	$44,670	$17,433

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized gains (losses) on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2023 and 2022. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2023 and 2022.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Operating activities:
Consolidated net income	$44,936	$17,365
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	13,202	10,250
Stock-based compensation expense	9,287	7,445
Provision for doubtful accounts	43	5
Litigation-related expense	—	6,500
Amortization of Bond Premium	—	1,027
Credit gain on available-for-sale securities	—	(3)
Increase in long-term deferred revenue	1,235	1,420
Increase in other assets	(260)	(1,451)
Deferred income taxes	(61)	(52)
Decrease in long-term income taxes payable	(14)	(40)
Change in current assets and liabilities, net	(15,374)	(20,456)
Net cash provided by operating activities	52,994	22,010

Investing activities:
Sales or maturities of short-term investments	—	25,000
Additions to property, plant and equipment and internal-use software	(26,289)	(51,279)
Net cash used for investing activities	(26,289)	(26,279)

Financing activities:
Proceeds from employee stock plans	10,503	4,147
Net cash provided by financing activities	10,503	4,147

Effect of foreign exchange rates on cash	(35)	(198)
Net increase (decrease) in cash and cash equivalents	37,173	(320)
Cash and cash equivalents at beginning of period	190,611	182,418
Cash and cash equivalents at end of period	$227,784	$182,098

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2023
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019
Issuance of Common Stock under employee stock plans		2	7,779				7,781		7,781
Stock-based compensation expense			3,458				3,458		3,458
Components of comprehensive income (loss), net of tax:
Net income				16,582			16,582	1	16,583
Other comprehensive loss					(50)		(50)	(7)	(57)
Total comprehensive income (loss)							16,532	(6)	16,526
Balance on September 30, 2023	$118	$445	$380,151	$288,006	$(1,245)	$(138,927)	$528,548	$236	$528,784

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		4	10,499				10,503		10,503
Stock-based compensation expense			9,287				9,287		9,287
Components of comprehensive income (loss), net of tax:
Net income				44,927			44,927	9	44,936
Other comprehensive loss					(257)		(257)	(21)	(278)
Total comprehensive income (loss)							44,670	(12)	44,658
Balance on September 30, 2023	$118	$445	$380,151	$288,006	$(1,245)	$(138,927)	$528,548	$236	$528,784

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

September 30, 2023

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2023. The balance sheet at December 31, 2022 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on February 28, 2023.

2. Inventories

Inventories were as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$86,710	$82,181
Work-in-process	9,335	10,456
Finished goods	8,525	8,773
	$104,570	$101,410

3. Long-Term Investments

As of September 30, 2023 and December 31, 2022, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,611,000 and $2,622,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2023, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2023.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

Details of our investments are as follows (in thousands):

	September 30, 2023
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$187,777	$—
Failed Auction Security	—	2,611
Total	187,777	2,611

Other measurement basis:
Cash on hand	40,007	—
Total	$227,784	$2,611

	December 31, 2022
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale debt securities:
Money market funds	$143,274	$—
Failed Auction Security	—	2,622
Total	143,274	2,622

Other measurement basis:
Cash on hand	47,337	—
Total	$190,611	$2,622

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	389	$2,611

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	378	$2,622

As of September 30, 2023, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on September 30, 2023, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in twenty years	$3,000	$2,611

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2023
Cash equivalents:
Money market funds	$187,777	$—	$—	$187,777
Long-term investment:
Failed Auction Security	—	—	2,611	2,611

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2022 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$143,274	$—	$—	$143,274
Long-term investment:
Failed Auction Security	—	—	2,622	2,622

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2023 was as follows (in thousands):

Balance at the beginning of the period	$2,622
Loss included in Other comprehensive income	(11)
Balance at the end of the period	$2,611

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of September 30, 2023.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

5. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
United States	$21,279	$18,889	$40,168
Europe	10,392	5,808	16,200
Asia Pacific	17,024	33,623	50,647
All other	737	92	829
	$49,432	$58,412	$107,844

	Nine Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
United States	$60,764	$48,426	$109,190
Europe	24,893	15,869	40,762
Asia Pacific	46,998	112,686	159,684
All other	2,536	235	2,771
	$135,191	$177,216	$312,407

	Three Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
United States	$21,559	$9,303	$30,862
Europe	7,101	1,954	9,055
Asia Pacific	14,800	47,704	62,504
All other	456	241	697
	$43,916	$59,202	$103,118

	Nine Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
United States	$54,288	$32,711	$86,999
Europe	19,184	6,951	26,135
Asia Pacific	38,167	139,749	177,916
All other	2,157	379	2,536
	$113,796	$179,790	$293,586

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$27,748	$37,384	$65,132
Stocking distributors, net of sales allowances	21,461	9,673	31,134
Non-recurring engineering	223	6,726	6,949
Royalties	—	4,269	4,269
Other	—	360	360
	$49,432	$58,412	$107,844

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

	Nine Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$82,669	$134,953	$217,622
Stocking distributors, net of sales allowances	51,536	21,070	72,606
Non-recurring engineering	986	11,650	12,636
Royalties	—	8,745	8,745
Other	—	798	798
	$135,191	$177,216	$312,407

	Three Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$29,051	$53,033	$82,084
Stocking distributors, net of sales allowances	14,288	2,869	17,157
Non-recurring engineering	577	2,249	2,826
Royalties	—	1,033	1,033
Other	—	18	18
	$43,916	$59,202	$103,118

	Nine Months Ended September 30, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$77,018	$162,483	$239,501
Stocking distributors, net of sales allowances	35,960	9,715	45,675
Non-recurring engineering	818	5,543	6,361
Royalties	—	1,995	1,995
Other	—	54	54
	$113,796	$179,790	$293,586

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	September 30, 2023	December 31, 2022	Change
Short-term deferred revenue and customer prepayments	$(3,618)	$(13,197)	$9,579
Long-term deferred revenue	(1,380)	(145)	$(1,235)
Deferred expenses	30	577	$(547)
Sales allowances	(2,553)	(1,661)	$(892)

Deferred expenses are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $3,711,000 and $7,486,000 for the three and nine months ended September 30, 2023, respectively, and $1,149,000 and $2,015,000 for the three and nine months ended September 30, 2022 that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenues	$693	$479	$1,749	$1,161
Selling, general and administrative	1,788	1,537	4,934	4,184
Research and development	977	813	2,604	2,100
Total stock-based compensation	$3,458	$2,829	$9,287	$7,445

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	$3,161	$2,531	$8,358	$6,641
ESPP	297	298	929	804
Total stock-based compensation	$3,458	$2,829	$9,287	$7,445

7. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for each of the three month periods ended September 30, 2023 and 2022 and $594,000 for each of the nine month periods ended September 30, 2023 and 2022.

8. Income Taxes

The provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income.

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Provision for income taxes	$1,038	$641	$4,716	$1,395
Effective income tax rate	5.9%	26.3%	9.5%	7.4%

The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of September 30, 2023, the Company has a valuation allowance of approximately $47,413,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

benefits over the next several years. As a result, management has concluded, as of September 30, 2023, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2023. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:
Net income attributable to Vicor Corporation	$16,582	$1,792	$44,927	$17,384
Denominator:
Denominator for basic net income per share-weighted average shares (1)	44,433	44,031	44,275	43,986
Effect of dilutive securities:
Employee stock options (2)	754	867	725	920
Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	45,187	44,898	45,000	44,906

Basic net income per share	$0.37	$0.04	$1.01	$0.40
Diluted net income per share	$0.37	$0.04	$1.00	$0.39

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 1,012,045 and 1,473,749 shares of Common Stock for the three and nine months ended September 30, 2023, respectively, and options to purchase 1,037,640 and 772,240 shares of Common Stock for the three and nine months ended September 30, 2022, respectively, were not included in the calculations of net income per share as the effect would have been antidilutive.

10. Commitments and Contingencies

At September 30, 2023, the Company had approximately $14,416,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment, and approximately $2,364,000 of capital expenditure items which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for.

The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court (the “District Court”) for the Eastern District of Texas. The complaint, as amended, alleged that the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

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

11. Impact of Recently Issued Accounting Standards

New pronouncements issued but not effective until after September 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the expansion of our Andover facility and the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

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

September 30, 2023

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

Summary of Third Quarter 2023 Financial Performance Compared to Second Quarter 2023 Financial Performance

The following summarizes our financial performance for the third quarter of 2023, compared to the second quarter of 2023:

•
Net revenues increased 1.0% to $107,844,000 for the third quarter of 2023, from $106,747,000 for the second quarter of 2023. Net revenues for Brick Products increased 26.0% compared to the second quarter of 2023, primarily due to favorable market conditions and available capacity for manufacturing Brick Products. Advanced Products net revenues decreased 13.5% compared to the second quarter of 2023, primarily due to manufacturing constraints and schedule delays.
•
Export sales represented approximately 62.8% of total net revenues in the third quarter of 2023 as compared to 68.1% in the second quarter of 2023.
•
Gross margin increased to $55,878,000 for the third quarter of 2023 from $55,173,000 for the second quarter of 2023, with gross margin, as a percentage of net revenues, increasing to 51.8% for the third quarter of 2023 from 51.7% for the second quarter of 2023. The increase in gross margin dollars and gross margin percentage was primarily due to the favorable change in higher sales volume and improved sales mix, and certain reductions in supply chain costs, including a reduction of $479,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and an increase of freight-in and tariff spending of $2,293,000 (net of approximately $0 in duty drawback recovery of previously paid tariffs in the third quarter of 2023 and $2,750,000 in duty drawback recovery in the second quarter of 2023).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $174,721,000 at the end of the third quarter of 2023, as compared to $217,275,000 at the end of the second quarter of 2023.
•
Operating expenses for the third quarter of 2023 increased $2,864,000, or 7.7%, to $40,174,000 from $37,310,000 for the second quarter of 2023. Selling, general and administrative expenses increased approximately $2,047,000, primarily due to an increase in legal fees. Research and development expenses increased approximately $817,000, primarily due to a decrease in overhead absorption and an increased consumption of project materials.
•
We reported net income for the third quarter of 2023 of $16,582,000, or $0.37 per diluted share, compared to net income of $17,101,000, or $0.38 per diluted share, for the second quarter of 2023.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

•
For the third quarter of 2023, depreciation and amortization totaled $4,554,000 and capital additions totaled $7,662,000 as compared to depreciation and amortization of $4,449,000 and capital additions of $8,538,000 for the second quarter of 2023.
•
Inventories decreased by approximately $2,036,000, or 1.9%, to $104,570,000 at September 30, 2023, compared to $106,606,000 at June 30, 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net revenues for the third quarter of 2023 were $107,844,000, an increase of $4,726,000, or 4.6%, as compared to $103,118,000 for the third quarter of 2022. Net revenues, by product line, for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

			Increase (decrease)
	2023	2022	$	%
Advanced Products	$58,412	$59,202	$(790)	(1.3)%
Brick Products	49,432	43,916	5,516	12.6%
Total	$107,844	$103,118	$4,726	4.6%

The decrease in net revenues for Advanced Products was primarily due to manufacturing constraints and schedule delays. The increase in net revenues for Brick Products was primarily due to favorable market conditions and available capacity for manufacturing Brick Products.

Gross margin for the third quarter of 2023 increased $8,908,000, or 19.0%, to $55,878,000, from $46,970,000 for the third quarter of 2022. Gross margin, as a percentage of net revenues, increased to 51.8% for the third quarter of 2023, compared to 45.5% for the third quarter of 2022. The increase in gross margin dollars and gross margin percentage was primarily due to favorable changes in higher sales volume and improved sales mix, and certain reductions in supply chain costs, including a reduction of $2,310,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $2,261,000. There was no duty drawback in either the third quarter of 2023 or the third quarter of 2022.

Selling, general and administrative expenses were $22,422,000 for the third quarter of 2023, a decrease of $297,000, or 1.3%, from $22,719,000 for the third quarter of 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 20.8% for the third quarter of 2023 from 22.0% for the third quarter of 2022. The components of the $297,000 decrease in selling, general and administrative expenses for the third quarter of 2023 from the third quarter of 2022 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$(1,449)	(32.8)%	(1)
Advertising	(134)	(10.0)%
Commissions	141	17.2%
Compensation	424	3.6%	(2)
Outside services	751	116.2%	(3)
Other, net	(30)	(0.8)%
	$(297)	(1.3)%

(1)
Decrease primarily attributable to a decrease in activity related to the SynQor litigation (see Note 10 to the Condensed Consolidated Financial Statements).

(2)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.
(3)
Increase primarily attributable to an increase in the use of consultants.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

Research and development expenses were $17,752,000 for the third quarter of 2023, an increase of $3,005,000, or 20.4%, compared to $14,747,000 for the third quarter of 2022. As a percentage of net revenues, research and development expenses increased to 16.5% for the third quarter of 2023 from 14.3% for the third quarter of 2022. The components of the $3,005,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase
Project and pre-production materials	$1,635	103.8%	(1)
Compensation	624	6.0%	(2)
Overhead absorption	388	59.1%	(3)
Depreciation and amortization	91	14.6%
Other, net	267	9.3%
	$3,005	20.4%

(1)
Increase primarily attributable to increased prototype development costs for Advanced Products.

(2)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.
(3)
Increase primarily attributable to a decrease in research and development (“R&D”) personnel incurring time on production activities, compared to R&D activities.

The significant components of ''Other income (expense), net'' for the three months ended September 30, and the changes between the periods were as follows (in thousands):

	2023	2022	Increase
Interest income (expense), net	$1,989	$(315)	$2,304
Rental income	198	198	—
Foreign currency losses, net	(273)	(453)	180
Other, net	3	2	1
	$1,917	$(568)	$2,485

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in the third quarter of 2023 compared to the third quarter of 2022. Interest income for the three months ended September 30, 2023 has increased due to higher interest rates received on the cash and cash equivalents balance the Company holds.

Income before income taxes was $17,621,000 for the third quarter of 2023, as compared to $2,436,000 for the third quarter of 2022.

The provision for income taxes and the effective income tax rates for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Provision for income taxes	$1,038	$641
Effective income tax rate	5.9%	26.3%

The effective tax rates were lower than the statutory tax rates for the three months ended September 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

for the three months ended September 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the third quarter of 2023 of $16,582,000, or $0.37 per diluted share, compared to $1,792,000, or $0.04 per diluted share, for the third quarter of 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net revenues for the nine months ended September 30, 2023 were $312,407,000, an increase of $18,821,000, or 6.4%, from $293,586,000 for the nine months ended September 30, 2022. Net revenues, by product line, for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 were as follows (dollars in thousands):

			(Decrease) increase
	2023	2022	$	%
Advanced Products	$177,216	$179,790	$(2,574)	(1.4)%
Brick Products	135,191	113,796	21,395	18.8%
Total	$312,407	$293,586	$18,821	6.4%

The decrease in net revenues for Advanced Products was primarily due to manufacturing constraints and schedule delays. The increase in net revenues for Brick Products was primarily due to favorable market conditions and available capacity for manufacturing Brick Products.

Gross margin for the nine months ended September 30, 2023 increased $26,165,000, or 19.9%, to $157,585,000 from $131,420,000 for the nine months ended September 30, 2022. Gross margin, as a percentage of net revenues, increased to 50.4% for the nine month period ended September 30, 2023, as compared to 44.8% for the nine month period ended September 30, 2022. The increase in gross margin dollars and gross margin percentage was primarily due to favorable changes in higher sales volume and improved sales mix, and certain reductions in supply chain costs, including a reduction of $7,754,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $10,195,000 (net of approximately $5,715,000 in duty drawback recovery of previously paid tariffs in the nine months ended September 30, 2023 and $0 in duty drawback recovery in the nine months ended September 30, 2022).

Selling, general and administrative expenses were $63,020,000 for the nine months ended September 30, 2023, an increase of $1,698,000, or 2.8%, compared to $61,322,000 for the nine months ended September 30, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 20.2% for the nine months ended September 30, 2023 from 20.9% for the nine months ended September 30, 2022. The components of the $1,698,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,091	3.1%	(1)
Outside services	867	40.1%	(2)
Advertising	658	22.5%	(3)
Commissions	479	21.2%	(4)
Depreciation and amortization	322	10.1%	(5)
Travel expense	319	22.0%	(6)
Audit fees	158	9.7%
Legal fees	(2,599)	(33.4)%	(7)
Other, net	403	9.6%
	$1,698	2.8%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

(1)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.
(2)
Increase primarily attributable to an increase in the use of consultants.
(3)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(4)
Increase primarily attributable to an increase in net revenues subject to commissions.
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

Research and development expenses were $50,556,000 for the nine months ended September 30, 2023, an increase of $6,040,000, or 13.6%, from $44,516,000 for the nine months ended September 30, 2022. As a percentage of net revenues, research and development expenses increased to 16.2% for the nine months ended September 30, 2023 from 15.2% for the nine months ended September 30, 2022. The components of the $6,040,000 increase in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,512	8.2%	(1)
Project and pre-production materials	2,886	49.0%	(2)
Computer and software expense	237	30.4%	(3)
Depreciation and amortization	255	14.1%	(4)
Supplies	122	6.4%
Outside services	207	43.8%	(5)
Overhead absorption	(478)	(34.1)%	(6)
Other, net	299	6.6%
	$6,040	13.6%

(1)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.

(2)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)
Increase primarily due to increased activities to upgrade computer and software systems.
(4)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)
Increase primarily attributable to an increase in the use of consultants.
(6)
Decrease primarily attributable to an increase in R&D personnel incurring time on production activities, compared to R&D activities.

The significant components of ''Other income (expense), net'' for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 and the changes from period to period were as follows (in thousands):

			Increase
	2023	2022	(decrease)
Interest income (expense), net	$5,500	$107	$5,393
Rental income	594	594	-
Foreign currency losses, net	(466)	(1,057)	591
Other, net	15	34	(19)

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

$5,643	$(322)	$5,965

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in the first nine months of 2023 compared to the first nine months of 2022. Interest income for the nine months ended September 30, 2023 has increased due to higher interest rates received on the cash and cash equivalents balance the Company holds.

Income before income taxes was $49,652,000 for the nine months ended September 30, 2023, as compared to $18,760,000 for the nine months ended September 30, 2022.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Provision for income taxes	$4,716	$1,395
Effective income tax rate	9.5%	7.4%

The effective tax rates were lower than the statutory tax rates for the nine months ended September 30, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the nine months ended September 30, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the nine months ended September 30, 2023 of $44,927,000, or $1.00 per diluted share, as compared to $17,384,000, or $0.39 per diluted share, for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $227,784,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 8.6:1 as of September 30, 2023 and 5.6:1 as of December 31, 2022. Working capital, defined as total current assets less total current liabilities, increased $54,379,000 to $352,434,000 as of September 30, 2023 from $298,055,000 as of December 31, 2022.

The changes in working capital from December 31, 2022 to September 30, 2023 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$37,173
Accounts receivable	(2,791)
Inventories	3,160
Other current assets	(1,179)
Accounts payable	8,061
Accrued compensation and benefits	(685)
Accrued expenses	3,175
Short-term deferred revenue	9,579
Other	(2,114)
$54,379

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

September 30, 2023

The primary sources of cash for the nine months ended September 30, 2023 were $52,994,000 generated from operations, and $10,503,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the nine months ended September 30, 2023 were for the purchase of property and equipment of $26,289,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the nine months ended September 30, 2023. As of September 30, 2023, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

As of September 30, 2023, we had a total of approximately $14,416,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,364,000 of capital expenditure items which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2023. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Vicor Corporation

September 30, 2023

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2023, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2023.

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

September 30, 2023

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2023). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2023

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5 — Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: November 3, 2023	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)