Form 10-K
period 2023-12-31
VICOR CORP
filed 2024-02-28
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the registrant's most recently completed second fiscal quarter (June 30, 2023) was approximately $1,187,792,000.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 15, 2024
Common Stock	32,734,686
Class B Common Stock	11,743,218

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2024 annual meeting of stockholders are incorporated by reference into Part III.

Auditor Id: 185 Auditor Name: KPMG LLP Auditor Location: Boston, MA

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor®,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and its subsidiaries, unless otherwise specified.

Our consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Annual Report on Form 10-K. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, consolidated financial condition, operating results, and the share price of our Common Stock. This document and other documents filed by us with the Securities and Exchange Commission ("SEC") include forward-looking statements regarding future events and our future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for our future performance and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Annual Report on Form 10-K. Any forward-looking statement made in this Annual Report on Form 10-K is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

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

We are headquartered in Andover, Massachusetts, where our manufacturing facility is located. Our wholly-owned subsidiary, VICR Securities Corporation, also is located in Andover, Massachusetts. Our other domestic offices are located in Santa Clara, California, Lombard, Illinois, and Lincoln, Rhode Island. Our two Vicor Custom Powertm subsidiaries, Freedom Power Systems, Inc. and Northwest Power, Inc., are located in Cedar Park, Texas, and Milwaukie, Oregon, respectively.

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

Our remaining subsidiaries and their legal domicile are set forth in Exhibit 21.1 to this Annual Report on Form 10-K. The activities of all of the entities referred to above are consolidated in the financial statements presented herein.

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

FPA, which is focused on, but not limited to, 48V DC distribution solutions, increases power system conversion efficiency, density, and power delivery performance by “factorizing” (i.e., separating) the power conversion process into individual components, reducing the design limitations and thermal management challenges, and scaling trade-offs associated with conventional architectures for DC voltage distribution. All such architectures follow a sequence whereby a DC voltage is first transformed, or reduced, and that lower voltage subsequently conducted (i.e., “bussed”) across the circuit to the “load” (i.e., the point of use), where the voltage is regulated and lowered once more, to the required operating voltage of the load. In a FPA implementation, the sequence is reversed. Regulation occurs first, and the regulation module can be placed in the optimal position for space utilization and thermal management. A regulated voltage approaching 48V is bussed across the circuit to the transformation module, which performs what we refer to as current multiplication, adjacent to the load. Bussing high voltage minimizes the current levels across the circuit, thereby minimizing the potential for distribution losses and reducing the volume of the conduit (e.g., the copper wire). Placing the relatively low noise, low heat current multiplication module adjacent to the load further minimizes the potential for distribution losses associated with bussing a low operating voltage to the load and reduces the potential influence of the power system on the performance of the load.

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

Our latest innovation for powering processors is vertical power delivery, which involves mounting our highest-performance solutions on the underside of the motherboard, opposite the GPU or AI ASIC, thereby enabling a further reduction in distribution losses at the load, yielding higher efficiency and unprecedented power density. Vertically-mounting the solution allows unrestricted access to microprocessor input/output I/O pins on the top side of the motherboard, thereby improving I/O speed and memory access, which are a priority for GPUs and AI ASICs in AI applications. We continue the development of our vertical power delivery solutions and shipped prototype products to a certain customer in 2022.

Our proprietary technologies enable us to offer a range of Advanced Products, in various package formats across functional families, applicable to other market segments and power distribution architectures other than FPA. Within computing, these market segments include AC to DC voltage conversion and DC voltage distribution in server racks and high voltage conversion across datacenter infrastructure. We also offer Advanced Product power system solutions for aerospace and aviation (e.g., for use in satellites, unmanned aerial vehicles, and various airframes, including battery-powered aircraft, for which small size, light weight, and design flexibility are advantageous); defense electronics (e.g., for use in airborne, seaborne, or field communications and radar, for which reliability in harsh environments is a priority); factory automation, instrumentation, and test equipment (e.g., for use in robotics and semiconductor testing, for which high power levels and precision performance are required); telecommunications and networking infrastructure (e.g., for use in high-throughput data distribution and pole-mounted small-cell base stations); and vehicles (e.g., in autonomous driving applications, electric vehicles, and hybrid electric vehicles).

Annual revenue associated with the sale of Advanced Products was approximately 55.3%, 61.0%, and 47.4% of the Company’s consolidated revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

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

We also integrate these converters and components into complete power systems representing standard or custom AC-DC and DC-DC solutions for our customers' power needs. We refer to such standard products as our “Configurable” product line, while our two Vicor Custom Power subsidiaries design, sell, and service custom power system solutions.

We market our standard Brick Products emphasizing “mass customization,” using highly automated, efficient, domestic manufacturing to serve customers with product design and performance requirements, across a wide range of worldwide market segments, which could not be met by high-volume oriented competitors. We focus on distributed power implementations, for which our brick-format products are well-suited, in market segments such as aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (e.g., rail and heavy equipment applications). Our customers range from independent manufacturers of highly specialized electronic devices to larger original equipment manufacturers (“OEMs”) and their contract manufacturers. Some of our Brick Product lines have been in production for over a decade, reflecting the maturity of the markets we serve, the long-established relationships we have with many customers, and the long-standing suitability of our products to demanding applications.

Annual revenue associated with the sale of Brick Products, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 44.7%, 39.0%, and 52.6% of the Company’s consolidated revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

Customers and Backlog

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Product lines, our customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure, although we also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Product lines, we serve customers concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience a greater concentration of sales among relatively fewer customers.

As of December 31, 2023, the Company’s order backlog was approximately $160,805,000, compared to $304,392,000 as of December 31, 2022. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.

Over the course of 2023, the supply picture for the global semiconductor industry generally improved and as a result we were able to increase raw material inventory. We generally maintained quoted lead time for delivery to customers at 26 – 32 weeks depending on product family. In the first quarter of 2023, we increased prices for most products as part of our portfolio management process.

A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. In 2023, our order backlog declined as a result of working down both current and overdue backlog while the book to bill ratio stayed below 1.0. An additional influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume was approximately 18% of 2023 revenue, approximately 11% of 2022 revenue, and approximately 19% of 2021 revenue.

Competition and Market Characteristics

The competitive characteristics of the markets we serve with Advanced Products and Brick Products can differ significantly. For example, in the higher-performance segments of computing we serve, our Advanced Products most often compete with solutions offered by large integrated device manufacturers (“IDMs”), which offer integrated circuits (“ICs”) and semiconductor-based modules. These IDMs generally offer far broader product portfolios, possess far greater global manufacturing and support resources, and have the ability to aggressively price their products to defend market share. Accordingly, Advanced Products are positioned as highly differentiated alternatives to commodity solutions for customers seeking high levels of performance. The customers we serve with Advanced Products are in market segments generally characterized by an emphasis on product performance differentiation, a compelling TCO, relatively extended and highly competitive design cycles, and product life cycles of generally less than three years. In contrast, the Brick Products competitive landscape is relatively fragmented, with large-scale, low-cost global suppliers of commodity solutions and many smaller manufacturers focused on specialized products or narrowly defined market segments or geographies. The market segments we serve with Brick Products, typically through sales representatives and distribution partners, generally are characterized by relatively short design cycles, relatively long (i.e., greater than three years) product life cycles, and, given the maturity of many market segments and applications, degrees of commoditization and price competition. As such, Brick Products are positioned with an emphasis on mass customization, through which we offer products with specific features and performance profiles typically not available from catalog-oriented competitors.

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

For 2023, exports to China and Hong Kong were approximately $71,554,000, representing approximately 17.7% of total revenue and an approximately 4.8% decrease over the 2022 total of approximately $75,194,000. We believe this decreased volume was primarily associated with a softer market in this region driving lower demand for our products. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).

For 2023, exports to Taiwan were approximately $59,005,000, representing approximately 14.6% of total revenue and an approximately 43.9% decrease over the 2022 total of approximately $105,226,000. The decreased volume related to lower demand in Taiwan which is a contract manufacturing site for certain high performance compute OEMs.

Despite our minor share in the overall merchant market and the competitive presence of numerous, far larger vendors in the market segments we serve with both Advanced Products and Brick Products, we believe we maintain an advantageous competitive position in those market segments based on our differentiated technology. However, there are numerous competitors across these market segments that have significantly greater engineering, financial, manufacturing, and marketing and sales resources, as well as longer operating histories and longer customer relationships than we do.

Marketing and Sales

We reach and serve customers through several sales channels: a direct sales force; independent, authorized non-stocking distributors in Europe and Asia; and four authorized stocking distributors world-wide: Arrow Electronics, Inc., Digi-Key Corporation, Avnet Electronics, and Mouser Electronics, Inc. In order to provide greater focus to our account base in 2023, we discontinued use of independent sales representatives in North America. All sales channels are supported by regional TSCs, each offering application engineering and sales support for our channel partners. Domestic TSCs are located in: Andover, Massachusetts; Lombard, Illinois; and Santa Clara, California. International TSCs are located in: Beijing, China; Hong Kong, China; Shanghai, China; Shenzhen, China; Munich, Germany; Bangalore, India; Milan, Italy; Tokyo, Japan; Seoul, South Korea; Taipei, Taiwan (Republic of China); and Camberley, United Kingdom. Customers do not place purchase orders with TSCs, but do so directly with the Company or with our channel partners. In Japan, customers place purchase orders with authorized distributors or, for certain custom products, VJCL.

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

As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering. We incurred approximately $52,938,000, $49,708,000, and $46,602,000 in marketing and sales expenses in 2023, 2022, and 2021, respectively, representing approximately 13.1%, 12.5%, and 13.0% of revenues in 2023, 2022, and 2021, respectively.

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

Our primary manufacturing processes involve steps common to automated assembly of electronics devices. We also have developed and employ proprietary manufacturing processes that contribute to the differentiated performance of our devices, including the innovative electroplating of our SM-ChiP© modules discussed below. During the third quarter of 2020, we began construction of an addition of approximately 90,000 square feet to our existing manufacturing facility. We initially planned on taking occupancy of the addition in the first half of 2021, but due to a variety of factors including the effect of the global pandemic, we took occupancy of this addition during the first half of 2022. In 2023, we completed the installation of our advanced plating equipment and our advanced plating operation began production.

We partnered with a highly-specialized third-party developer of electroplating processes and equipment, which performed certain elements of our proprietary manufacturing process using equipment designed by the developer. In 2019 and 2020, we entered into service and equipment purchase agreements with this partner. While commodity electroplating services are available from numerous alternate providers, we entered into these agreements due to the level of our collaboration with the partner in the refinement of certain proprietary processes we employ and our joint commitment to environmentally sound manufacturing minimizing toxic waste. We relied on this partner’s services to meet our requirements for SM-ChiP production until 2023, when we completed the plating line and brought the production process in-house. The initial planned installation dates for this equipment in 2021 were, in some cases, delayed due to a variety of factors including the effect of the global pandemic.

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

Components and materials used in our products are purchased from a variety of domestic and international vendors. In 2023, there was a general loosening of the semiconductor supply chain, even as the supply of some components remained constrained.

Certain Advanced Products and semiconductor devices used in our production are manufactured by a limited number of wafer foundries, with packaging and test services provided by a limited number of third parties. We rely on these wafer foundries and packaging and test providers for supply continuity of these critical semiconductor devices. While prior to 2023 there had been supply constraints across a number of these suppliers, in 2023 we were generally able, with the exception of a limited number of constraints on certain components, to drive sufficient supply so as to reduce overdue backlog during the year.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2023, costs associated with tariffs totaled approximately $7,985,000, a decrease of 21.7% over the $10,201,000 in costs incurred for the year ended December 31, 2022. For the year ended December 31, 2021, costs associated with tariffs totaled approximately $6,678,000. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. We recovered $6,954,000, $229,000 and $10,000 for the years ended December 31, 2023, 2022 and 2021, respectively, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

Intellectual Property

Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $67,857,000, $60,594,000, and $53,114,000 in research and development expenses in 2023, 2022, and 2021, respectively, representing approximately 16.8%, 15.2%, and 14.8% of revenues in 2023, 2022, and 2021, respectively.

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

As of December 31, 2023, in the United States, we have been issued 128 patents having expirations scheduled between 2024 and 2040 and have filed a number of patent applications which are still pending, many of which are expected to issue as patents in 2024. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

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

As of December 31, 2023, we had 1,063 full-time employees, of which 968 were in the U.S. and 95 were in our international locations. As of December 31, 2023, we also had 25 part-time temporary employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We recruit from colleges and universities, with a focus on specific engineering disciplines. In collaboration with certain universities, we maintain a student “Co-Op” program, whereby qualifying undergraduate and graduate students work at our Andover facilities for one or two semesters, receiving course credit towards their graduation. In recent years, we have had as many as approximately two dozen participants per semester, with a number of participants receiving offers of full-time employment.

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

We seek to support the communities in which we operate and believe this commitment contributes to our efforts to attract and retain employees. We also partner with a range of non-profit organizations and have had notable success in our collaboration for over two decades with the Crest Collaborative of Andover, MA, a local advocacy agency, in providing enriching employment opportunities for individuals with disabilities.

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
•
our ability to manage our supply chain, inventory levels, and our own manufacturing capacity or that of third-party partners, particularly in the event of delays or cancellation of significant customer orders or in the event of delays or cost increases associated with our supply chain;
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

For the years ended December 31, 2023, 2022, and 2021, revenues from sales outside the United States were 63.1%, 67.6%, and 67.0%, respectively, of our total revenues. Net revenues from customers in China and Hong Kong, accounted for approximately 17.7% in 2023, approximately 18.8% in 2022, and approximately 27.5% in 2021 of total net revenues. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us. We also expect international revenue from our distributors to continue to increase.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2023, Section 301 Tariffs totaled approximately $7,985,000, a decrease of 21.7% over the $10,201,000 incurred for 2022. For the year ended December 31, 2021, costs associated with tariffs totaled approximately $6,678,000. For 2023, 2022 and 2021, Section 301 Tariffs totaled approximately 2.0%, 2.6% and 1.9%, respectively, of annual revenue, representing a material reduction in our gross profit margin as a percentage of annual revenue.

We continue to evaluate alternative sources of raw materials, and in 2021, 2022, and 2023 we qualified non-Chinese vendors for certain high-volume raw materials and components. We anticipate a reduction in Section 301 Tariffs we incur during 2024, given the ongoing transition to non-Chinese vendors, but we are not able to estimate the amount of such reduction, if any. Similarly, we cannot predict if or when the U.S. government may reduce or eliminate Section 301 Tariffs.

We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. We recovered $6,954,000 for the year ended December 31, 2023, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

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

Our current sales and marketing efforts are focused primarily on accelerating the adoption of Advanced Products by a diversified customer base, across a number of identified market segments. While we believe we have been successful to date in diversifying our Advanced Products customer base beyond early adopters, we cannot assure you our strategy will be successful and further diversification of customers will be achieved, nor can we assure you that customers using one generation of our Advanced Products will adopt the next generation.

We may not be able to procure necessary key components or raw materials, or we may purchase excess raw material inventory or unusable inventory, which increases the risk of reserve charges to reduce the value of any inventory deemed excess or obsolete, thereby reducing our profitability.

The power systems industry, and the electronics industry as a whole, can be subject to pronounced, lengthy business cycles and otherwise subject to sudden and sharp changes in demand. Our success, in part, is dependent on our ability to forecast and procure inventories of components and materials to match production schedules and customer delivery requirements. Many of our products require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key components or materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient raw materials to manufacture products for our customers has reduced, in the past, our revenue and profitability and could do so again. Over the course of the last few years, there have been circumstances where supply disruptions have impacted our results.

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

Extended interruption of production at our manufacturing facility in Andover, Massachusetts, or a failure to achieve anticipated efficiencies could materially reduce our revenue, increase our costs, and, potentially, negatively impact our customers.

The majority of our power components and power systems, whether for direct sale to customers or for sale to our subsidiaries for incorporation into their respective products, are manufactured in our Andover facility.

Substantial damage to our manufacturing facility due to fire, natural disaster, power loss, or other events, could interrupt manufacturing, contributing to lengthy shipment delays that could have a negative impact on customers and, in turn, our customer relationships. While we have never experienced any meaningful interruption of manufacturing in our history, any prolonged inability to utilize all or a significant portion of our Andover facility could have a material adverse effect on our results of operations.

We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. In 2023, as part of the expansion of our Andover facility, we brought in-house the complex electroplating operation previously outsourced to a third-party partner. In addition, work is underway to bring in-house an additional final step associated with the manufacture of power modules, which step is now conducted by a subcontractor at the subcontractor’s facilities. Once this additional manufacturing step has been completed, we may not achieve the anticipated production volumes and operating efficiencies. As we qualify equipment and bring production online, any delay in achieving anticipated operating efficiencies associated with added capacity may cause manufacturing costs to be higher than expected for some period of time, thereby potentially negatively influencing our operating and financial results.

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

The Company provides confidential information to third party business partners and/or receives confidential information from third party business partners in certain circumstances, when doing so is necessary to conduct business, particularly with departments of agencies of the U.S. Government. While we employ confidentiality agreements to protect other sensitive information (i.e., information not considered controlled unclassified information), our own security measures or those of our third party service providers may not be sufficient to protect such information in the event the computing infrastructure of these third party business partners is compromised. Security incidents involving our computing and communications infrastructure or that of a third party business partner or service provider could result in the misappropriation or unauthorized release of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in an interruption to our operations, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation, any of which could have a material and adverse effect on our operating results and financial condition. Our network segmented NIST 800-171 environment was not impacted by the December 2019 ransomware incident, but there can be no assurance that it will not be impacted by similar incidents in the future, which could have a material and adverse effect on our operating results and financial condition for the reasons described above.

We may face legal claims and litigation from product warranty or other claims that could be costly to resolve and could impact our business.

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

Our success depends on our ability to retain the services of our executive officers. The loss of one or more members of senior management could materially adversely influence our business and financial results. In particular, we are dependent on the services of Dr. Vinciarelli, our founder, Chairman of the Board, Chief Executive Officer, and President. The loss of the services of Dr. Vinciarelli could have a material adverse effect on our development of new products and on our business and results of operations. In addition, our research and development and marketing and sales activities depend on highly skilled engineers and other personnel with technical skills, who are in high demand and are difficult to replace. Our continued operations and growth depend on our ability to attract and retain skilled and experienced personnel in a very competitive employment market. If we are unable to attract and retain such employees, our ability to successfully implement our business strategy may be harmed. The labor market for skilled and unskilled workers has been very tight over the past year, and at times we have experienced longer than normal times in recruiting necessary resources, and have had to increase compensation to attract and retain employees.

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

While the COVID-19 pandemic is for the most part behind us, with limited incidents at Vicor in 2023, there is a continued risk that the virus will return and we are not able to predict the impact a further outbreak could have on our business, financial condition or results of operations.

Trading conditions in China (inclusive of Hong Kong) had deteriorated through 2019 due to macroeconomic and trade-related uncertainties. At the beginning of 2020, trading conditions were significantly further affected by the COVID-19 pandemic, with much of the country’s manufacturing disrupted for January and February 2020. By late March 2020, after aggressive measures to contain the coronavirus, the Chinese government quickly implemented economic stimulus measures, and we experienced a rapid recovery of demand from China and Hong Kong. This demand was sustained through the first part of 2021 before subsiding in late 2021. As addressed in our discussion herein of market characteristics, exports to China and Hong Kong for 2023 totaled approximately $71,554,000, representing approximately 17.7% of total revenue for the year, and a reduction from the prior year. It is not possible for us to predict whether this market will rebound as the Chinese government has eliminated their zero-COVID policy.

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

In 2023, we continued our expansion of a dedicated sales effort to penetrate the automotive market with our Advanced Products, notably in the electrification of passenger automobiles. Our Power Component Design Methodology provides conversion solutions for 800V, 400V, and 48V within advanced electric vehicles. The automotive market is dominated by relatively few global OEMs and “tiers” of well-established suppliers. Penetrating this market will be challenging and we may not be successful in doing so.

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

The power supply industry is characterized by vigorous protection and pursuit of intellectual property rights. We have in the past received and may in the future receive communications from third parties asserting that our products or manufacturing processes infringe on a third party’s patent or other intellectual property rights. Such assertions, if publicly disclosed, have in the past inhibited and may in the future inhibit the willingness of potential customers to purchase certain of our products. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced to either redesign or stop production of products incorporating that technology, and our business, financial condition and operating results could be materially and adversely affected. In addition, litigation may be necessary to defend us against claims of infringement, and this litigation could be costly, extend over a lengthy period of time, and divert the attention of key personnel. An adverse outcome in these types of matters could have a material adverse impact on our business, operating results and financial condition.

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

In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2023, we have no plans to declare or pay a cash dividend.

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2023, Dr. Vinciarelli was the beneficial owner of 9,592,017 shares of our Common Stock, plus 430,743 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2023. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 47.6% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

Dr. Vinciarelli owns 93.8% of the issued and outstanding shares of our Class B Common Stock, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of the Class B Common Stock issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 79.8% of our outstanding voting securities, has effective control of our governance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Company has a dedicated team of technology professionals who consistently monitor risks related to cybersecurity. Our Corporate Vice President and Chief Information Officer, as well as our Chief Information Security Officer (“CISO”) are responsible for managing our information technology (“IT”) security program. Our CISO is a Certified Information Systems Security Professional (CISSP), holds a Masters Degree in Computer Information Systems, and has over 20 years of relevant expertise in assessing and managing cybersecurity risks. Their teams are responsible for leading an enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. To identify and address potential information security risks, we use a defense-in-depth methodology that employs multiple, redundant defensive measures and outlines actions to take in the event of a security control failure or vulnerability exploitation. To protect the Company from cybersecurity threats, we utilize a combination of internal resources and external consultants and providers. These consultants and providers provide services such as penetration testing, incident response, and third-party assessments. In addition, we use a combination of both proprietary and commercial solutions to proactively manage and mitigate threats to our IT environment and these processes have been integrated into the Company’s overall risk management system.

Our CISO oversees security, including the corporate IT environment, our public cloud presence, and security standards that are used as a framework for managing security across our Company. Our CISO is also responsible for security awareness, administering our corporate security training, and sponsoring our cybersecurity policy and standards. Our cybersecurity plan is reviewed annually, and our Audit Committee has delegated to the Executive Security Incident Response Team which is made up of our Chief Financial Officer, a Board member and senior management representatives in the legal, IT and finance functions, oversight of our cybersecurity program. The Executive Security Incident Response Team receives regular updates directly from our CISO and Vicor product security experts from various business and operational areas. We maintain various security certifications across the Company, and part of our compliance program includes processes to oversee and identify material risks from cybersecurity threats and include the use of third-party service providers to perform regular audits to ensure our security management program remains current.

Our objective for managing information security and cybersecurity risk is to avoid or minimize the impacts of both internal and external threat events and other efforts to penetrate or otherwise compromise the confidentiality, integrity, or availability of our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond appropriately.

To keep the Executive Security Incident Response Team apprised of the continually shifting landscape, the CISO typically provides quarterly updates to the Executive Security Incident Response Team on information security and cybersecurity matters. The Executive Security Incident Response Team maintains oversight of the efforts made to maximize information security and cybersecurity efforts. Potential concerns related to information security and cybersecurity will be escalated to the Board of Directors and Audit Committee, as appropriate.

Our cybersecurity infrastructure undergoes external audits. These efforts demonstrate our commitment to maintaining the highest level of cybersecurity protection. Our external third-party providers also evaluate and rank our cybersecurity maturity and coverage as part of their services. To stay informed about emerging threats, we regularly consult with external providers and other sources such as government publications and notices.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While Vicor Corporation maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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

Current capital investments are focused on the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. During 2020, we began construction of a two-story addition to our Andover manufacturing facility to expand the Advanced Products production area by approximately 90,000 square feet. Completion of the construction and production had been delayed from 2021 to 2023. We took occupancy of this addition during the first half of 2022 and the completion of the installation of advanced plating operations was completed in 2023.

We own a single-story industrial building of approximately 31,000 square feet in Sunnyvale, California, which we have leased on a long-term basis to a corporate tenant, which has occupied the building since June 2016. We are currently negotiating with such corporate tenant regarding the renewal of this lease.

All other domestic and foreign facilities are leased from third-party lessors on arms’ length terms. We believe our owned and leased facilities are adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies, to the Consolidated Financial Statements for a complete description of the Company’s legal proceedings.

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

As of February 16, 2024, there were 96 holders of record of our Common Stock and 12 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2023, we have no plans to declare or pay a cash dividend in the foreseeable future.

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

Month of Fourth Quarter 2023	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Pursuant to November 2000 Plan	Remaining Dollar Value of Shares Authorized For Purchase Pursuant to November 2000 Plan
October 1 - 31, 2023	—	$—	—	$8,541,000
November 1 - 30, 2023	—	$—	—	$8,541,000
December 1 - 31, 2023	—	$—	—	$8,541,000
Total	—	$—	—	$8,541,000

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of (i) the Company’s Common Stock, (ii) the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, (iii) the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $750,000,000 and $4,600,000,000, and (iv) the Standard & Poor’s MidCap 400 Index (“S&P MidCap 400 Index”), a value-weighted index of 400 listed companies with market capitalizations between $4,600,000,000 and $12,700,000,000. We were included within the S&P MidCap 400 Index and removed from the S&P SmallCap 600 Index in December 2021. We were removed from the S&P MidCap 400 Index and included within the S&P SmallCap 600 Index in October 2023. The S&P SmallCap 600 Index and, previously, the S&P MidCap 400 Index were selected because they include or included (as applicable) companies with market capitalizations comparable to ours and because we do not believe that we can reasonably identify a published industry or line-of-business index or a specific peer group that would offer a meaningful comparison.

The graph assumes an investment of $100 on December 31, 2018, in each of our Common Stock, the S&P 500 Index, the S&P SmallCap 600 Index, and the S&P MidCap 400 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index,

S&P SmallCap 600 Index, and S&P MidCap 400 Index

	2018	2019	2020	2021	2022	2023
Vicor Corporation	$100.00	$123.63	$244.03	$336.01	$142.22	$118.89
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P SmallCap 600 Index	$100.00	$122.78	$136.64	$173.29	$145.39	$168.73
S&P MidCap 400 Index	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A discussion regarding our results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on pages 32-35 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 28, 2023.

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

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales among relatively fewer customers.

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

2023 Financial Highlights

•
Net revenues increased 1.5% to $405,059,000 for 2023, from $399,079,000 for 2022. The increase was primarily in sales of Brick Products due to favorable market conditions and pricing, and available capacity for manufacturing Brick Products. Net revenues for Advanced Products for 2023 decreased compared to 2022, primarily due to manufacturing constraints, customer demand and schedule delays.
•
Export sales, as a percentage of total revenues, represented approximately 63.1% in 2023 and 67.6% in 2022.
•
Gross margin increased to $204,929,000 for 2023, from $180,559,000 for 2022. Gross margin, as a percentage of net revenues increased to 50.6% for 2023 from 45.2% for 2022. The increase in gross margin dollars and gross margin percentage was primarily due to higher sales volume, improved sales mix, and certain reductions in supply chain costs and recovery of tariff costs.
•
Backlog, representing the total of orders received for products for which shipment is scheduled within the next 12 months, was approximately $160,805,000 at the end of 2023, as compared to $304,392,000 at the end of 2022 as a result of getting more current on overdue backlog.
•
Operating expenses for 2023 increased $213,000, or 0.1%, to $153,571,000 from $153,358,000 for 2022.
•
We reported net income for 2023 of $53,595,000, or $1.19 per diluted share, compared to net income of $25,446,000, or $0.57 per diluted share, for 2022.
•
In 2023, as a result of activities associated with our construction and capacity expansion, depreciation and amortization totaled $17,240,000, and capital expenditures were $33,452,000, compared to $13,776,000 and $63,966,000, respectively, for 2022.
•
Inventories increased by approximately $5,169,000, or 5.1%, to $106,579,000 at the end of 2023, as compared to $101,410,000 at the end of 2022, primarily consisting of raw materials.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31, 2023, 2022, and 2021. This table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Year Ended December 31,
	2023	2022	2021
Net revenues	100.0%	100.0%	100.0%
Gross margin	50.6%	45.2%	49.6%
Selling, general and administrative expenses	21.2%	21.6%	19.3%
Research and development expenses	16.8%	15.2%	14.8%
Income before income taxes	14.9%	7.2%	15.8%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, and our associated judgments, including those related to inventories, income taxes, contingencies, and litigation. We base our estimates, assumptions, and judgments on historical experience, knowledge of current conditions, and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We also have other policies we consider key accounting policies (See Note 2 to the Consolidated Financial Statements – Significant Accounting Policies –Impact of recently issued accounting standards). However, the application of these other policies does not require us to make significant estimates and assumptions difficult to support quantitatively.

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

Evaluation of the Realizability of Deferred Tax Assets

Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of December 31, 2023, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2023. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, program adoption and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

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

Other new pronouncements issued but not effective until after December 31, 2023 are not expected to have a material impact on our consolidated financial statements.

Year ended December 31, 2023 compared to Year ended December 31, 2022

Consolidated net revenues for 2023 were $405,059,000, an increase of $5,980,000, or 1.5%, as compared to $399,079,000 for 2022.

Net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2023	2022	$	%
Advanced Products	$223,893	$243,321	$(19,428)	(8.0)%
Brick Products	181,166	155,758	25,408	16.3%
Total	$405,059	$399,079	$5,980	1.5%

The decrease in net revenues for Advanced Products was primarily due to manufacturing constraints, customer demand and schedule delays. The increase in net revenues for Brick Products was primarily due to favorable market conditions and pricing, and available capacity for manufacturing Brick Products.

Gross margin for 2023 increased $24,370,000, or 13.5%, to $204,929,000 from $180,559,000 in 2022. Gross margin as a percentage of net revenues increased to 50.6% in 2023 from 45.2% in 2022. The increase in gross margin dollars and gross margin percentage was primarily due to higher sales volume, improved sales mix, and certain reductions in supply chain costs, including a reduction of $9,950,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and a reduction of freight-in and tariff spending of $12,747,000 (net of approximately $6,954,000 in duty drawback recovery of previously paid tariffs in the twelve months ended December 31, 2023 and $229,000 in duty drawback recovery in the twelve months ended December 31, 2022).

Selling, general, and administrative expenses were $85,714,000 for 2023, a decrease of $550,000, or 0.6%, as compared to $86,264,000 for 2022. As a percentage of net revenues, selling, general, and administrative expenses decreased to 21.2% in 2023 from 21.6% in 2022.

The components of the $550,000 decrease in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$(6,000)	(41.9)%	(1)
Travel expense	303	13.8%	(2)
Depreciation and amortization	348	8.1%	(3)
Advertising expenses	605	14.0%	(4)
Commissions	792	27.4%	(5)
Outside services	1,253	46.5%	(6)
Compensation	1,592	3.4%	(7)
Other, net	557	7.0%
	$(550)	(0.6)%

(1)
Decrease primarily attributable to a decrease in activity related to the SynQor litigation offset by increases in certain corporate legal matters.
(2)
Increase primarily attributable to an increase in travel by the Company’s sales and marketing personnel.
(3)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(4)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(5)
Increase primarily attributable to an increase in net revenues subject to commissions.
(6)
Increase primarily attributable to an increase in the use of consultants.
(7)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.

Research and development expenses increased $7,263,000, or 12.0%, to $67,857,000 in 2023 from $60,594,000 in 2022. As a percentage of net revenues, research and development expenses increased to 16.8% in 2023 from 15.2% in 2022.

The components of the $7,263,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$3,632	42.3%	(1)
Compensation	2,685	6.6%	(2)
Depreciation and amortization	352	14.5%	(3)
Computer and software expense	331	31.1%	(4)
Outside services	291	42.0%	(5)
Deferred costs	(231)	(63.2)%	(6)
Other, net	203	2.8%
	$7,263	12.0%

(1)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(2)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.
(3)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(4)
Increase primarily attributable to an increase in computer and software expenses.
(5)
Increase primarily attributable to an increase in the use of consultants.
(6)
Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.

Litigation-contingency expense was $6,500,000 for 2022, which related to the SynQor litigation, as compared to $0 for 2023. See Note 15 to the Consolidated Financial Statements for additional information.

The significant changes in the components of "Other income (expense), net" for the years ended December 31 were as follows (in thousands):

			Increase
	2023	2022	(decrease)
Interest income, net	$8,217	$1,313	$6,904
Rental income, net	792	792	—
Foreign currency losses, net	(161)	(653)	492
Other, net	38	34	4
	$8,886	$1,486	$7,400

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more favorable foreign currency exchange rate fluctuations in 2023 compared to 2022. In 2023, interest income, net increased due to higher interest rates received on the cash and cash equivalents balance held by the Company. In 2022, "Interest income, net" includes an immaterial error correction of $834,000 related to the amortization of bond premiums on available-for-sale securities.

Income before income taxes was $60,244,000 in 2023, as compared to $28,687,000 in 2022.

The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2023	2022
Provision for income taxes	$6,644	$3,261
Effective income tax rate	11.0%	11.4%

The effective tax rates were lower than the statutory tax rates for the year ended December 31, 2023 and 2022 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets during both years. The provision for income taxes for the years ended December 31, 2023 and 2022 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 14 to the Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the year ended December 31, 2023 of $53,595,000, or $1.19 per diluted share, as compared to $25,446,000, or $0.57 per diluted share, for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, we had $242,219,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.5:1 at December 31, 2023, as compared to 5.6:1 at December 31, 2022. Net working capital increased $78,142,000 to $376,197,000 at December 31, 2023 from $298,055,000 at December 31, 2022.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$51,608
Accounts receivable	(12,798)
Inventories	5,169
Other current assets	13,783
Accounts payable	10,107
Accrued compensation and benefits	(369)
Accrued expenses	3,511
Sales allowances	(1,821)
Short-term lease liabilities	(414)
Income taxes payable	(674)
Short-term deferred revenue and customer prepayments	10,040
$78,142

The primary sources of cash for the year ended December 31, 2023 were $74,528,000 of cash generated from operations and $10,602,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary use of cash during the year ended December 31, 2023 was $33,452,000 for the purchase of machinery and equipment and internal-use software.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing of such repurchases and the number of shares purchased in each transaction are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the year ended December 31, 2023. As of December 31, 2023, we had approximately $8,541,000 remaining for share repurchases under the November 2000 Plan.

As of December 31, 2023, we had a total of approximately $15,014,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,168,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases for the foreseeable future.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2023, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2023.

We estimate our annual interest income would change by approximately $30,000 in 2023 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2023, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $48,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vicor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Realizability of raw materials inventory

As discussed in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company’s estimation process for assessing net realizable value is based upon expected future utility, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements approximately 83%, or $88.7 million, of the Company’s total inventory balance is comprised of raw materials.

We identified the evaluation of the realizability of certain raw materials inventory to be a critical audit matter. Subjective auditor judgement was required as a result of uncertainty in market conditions used to estimate forecasted future usage and the long lead times to acquire raw materials within the global electronics supply chain. Changes in forecasted future usage could have a significant impact on the realizability of raw materials inventory.

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

Realizability of domestic deferred tax assets

As discussed in Note 14 to the consolidated financial statements, the Company had a valuation allowance of $52.3 million against domestic deferred tax assets, net of deferred tax liabilities, for which realization cannot be considered more likely than not. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to the assessment of the realizability of deferred tax assets and the application of relevant tax regulations. To assess the Company’s ability to forecast its financial performance used to determine future domestic taxable income, we compared the Company’s previous forecasts to actual results, and evaluated the Company’s consideration of the customer orders as well as the impact of industry and global economic conditions through inquiry with operational personnel and inspection of third-party publications. We involved federal income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of relevant tax regulations and evaluating the realizability of deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

February 28, 2024

VICOR CORPORATION

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$242,219	$190,611
Accounts receivable, less allowance of $130 in 2023 and $87 in 2022	52,631	65,429
Inventories	106,579	101,410
Other current assets	18,937	5,154
Total current assets	420,366	362,604
Deferred tax assets	296	280
Long-term investment, net	2,530	2,622
Property, plant and equipment, net	157,689	166,009
Other assets	14,006	5,386
Total assets	$594,887	$536,901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,100	$22,207
Accrued compensation and benefits	11,227	10,849
Accrued litigation	6,500	6,500
Accrued expenses	5,093	8,613
Sales allowances	3,482	1,661
Short-term lease liabilities	1,864	1,450
Income taxes payable	746	72
Short-term deferred revenue and customer prepayments	3,157	13,197
Total current liabilities	44,169	64,549
Long-term deferred revenue	1,020	145
Long-term income taxes payable	2,228	862
Long-term lease liabilities	6,364	7,009
Total liabilities	53,781	72,565
Commitments and contingencies (Note 15)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2023 and 2022	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 44,354,394 shares issued and 32,719,588 shares outstanding in 2023; 43,976,336 shares issued and 32,341,530 shares outstanding in 2022	445	441
Additional paid-in capital	383,832	360,365
Retained earnings	296,674	243,079
Accumulated other comprehensive loss	(1,273)	(988)
Treasury stock at cost: 11,634,806 shares in 2023 and 2022	(138,927)	(138,927)
Total Vicor Corporation stockholders’ equity	540,869	464,088
Noncontrolling interest	237	248
Total equity	541,106	464,336
Total liabilities and equity	$594,887	$536,901

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of OPERATIONS

Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share data)

	2023	2022	2021
Net revenues	$405,059	$399,079	$359,364
Cost of revenues	200,130	218,520	181,164
Gross margin	204,929	180,559	178,200
Operating expenses:
Selling, general and administrative	85,714	86,264	69,484
Research and development	67,857	60,594	53,114
Litigation-contingency expense	—	6,500	—
Total operating expenses	153,571	153,358	122,598
Income from operations	51,358	27,201	55,602
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale
securities, net	(92)	(17)	122
Portion of losses (gains) recognized in other
comprehensive income	92	20	(118)
Net credit gains recognized in earnings	—	3	4
Other income (expense), net	8,886	1,483	1,199
Total other income (expense), net	8,886	1,486	1,203
Income before income taxes	60,244	28,687	56,805
Less: Provision for income taxes	6,644	3,261	176
Consolidated net income	53,600	25,426	56,629
Less: Net income (loss) attributable to
noncontrolling interest	5	(20)	4
Net income attributable to Vicor Corporation	$53,595	$25,446	$56,625

Net income per common share attributable to
Vicor Corporation:
Basic	$1.21	$0.58	$1.30
Diluted	$1.19	$0.57	$1.26
Shares used to compute net income per common share
attributable to Vicor Corporation:
Basic	44,320	44,005	43,651
Diluted	45,004	44,894	44,966

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of COMPREHENSIVE INCOME

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Consolidated net income	$53,600	$25,426	$56,629
Foreign currency translation losses, net of
tax benefit (1)	(209)	(519)	(425)
Unrealized (losses) gains on available-for-sale
securities, net of tax (1)	(92)	821	(732)
Other comprehensive (loss) income	(301)	302	(1,157)
Consolidated comprehensive income	53,299	25,728	55,472
Less: Comprehensive loss attributable to
noncontrolling interest	(11)	(58)	(29)
Comprehensive income attributable to
Vicor Corporation	$53,310	$25,786	$55,501

(1)
The deferred tax assets associated with cumulative foreign currency translation losses and cumulative unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of December 31, 2023, 2022, and 2021. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2023.

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Operating activities:
Consolidated net income	$53,600	$25,426	$56,629
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	17,240	13,776	11,705
Stock-based compensation expense	12,869	10,264	7,035
Provision for doubtful accounts	43	5	—
Deferred income taxes	(34)	(72)	18
Litigation-contingency expense	—	6,500	—
Amortization of bond premium	—	1,056	—
Credit gain on available-for-sale securities	—	(3)	(4)
Increase (decrease) in long-term deferred revenue	875	(268)	(320)
Increase in other assets	(192)	(692)	(43)
Increase (decrease) in long-term income taxes payable	1,366	293	(74)
Decrease in contingent consideration obligations	—	—	(74)
Change in current assets and liabilities, net	(11,239)	(33,346)	(20,428)
Net cash provided by operating activities	74,528	22,939	54,444
Investing activities:
Purchases of short-term investments	—	—	(70,900)
Additions to property, plant and equipment and internal-use software	(33,452)	(63,966)	(47,761)
Sales and maturities of short-term investments	—	45,000	75,000
Net cash used for investing activities	(33,452)	(18,966)	(43,661)
Financing activities:
Proceeds from employee stock plans	10,602	4,439	10,243
Payment of contingent consideration obligations	—	—	(153)
Net cash provided by financing activities	10,602	4,439	10,090
Effect of foreign exchange rates on cash	(70)	(219)	(197)
Net increase in cash and cash equivalents	51,608	8,193	20,676
Cash and cash equivalents at beginning of year	190,611	182,418	161,742
Cash and cash equivalents at end of year	$242,219	$190,611	$182,418
Change in current assets and liabilities:
Accounts receivable	$12,640	$(10,586)	$(14,301)
Inventories	(5,236)	(34,204)	(10,134)
Other current assets	(539)	1,547	10
Accounts payable and accrued liabilities	(11,151)	4,399	2,503
Accrued severance and other charges	9	(93)	93
Short-term lease liabilities	583	103	4
Income taxes payable	674	6	(73)
Deferred revenue and customer prepayments	(8,219)	5,482	1,470
Change in current assets and liabilities, net	$(11,239)	$(33,346)	$(20,428)
Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$4,151	$1,263	$645
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,168	$4,194	$4,803

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance on December 31, 2020	$118	$433	$328,392	$161,008	$(204)	$(138,927)	$350,820	$335	$351,155
Issuance of Common Stock under employee stock plans		6	10,237				10,243		10,243
Stock-based compensation expense			7,035				7,035		7,035
Components of comprehensive income, net of tax
Net income				56,625			56,625	4	56,629
Other comprehensive loss					(1,124)		(1,124)	(33)	(1,157)
Total comprehensive income (loss)							55,501	(29)	55,472
Balance on December 31, 2021	118	439	345,664	217,633	(1,328)	(138,927)	423,599	306	423,905
Issuance of Common Stock under employee stock plans		2	4,437				4,439		4,439
Stock-based compensation expense			10,264				10,264		10,264
Components of comprehensive income, net of tax
Net income (loss)				25,446			25,446	(20)	25,426
Other comprehensive income (loss)					340		340	(38)	302
Total comprehensive income (loss)							25,786	(58)	25,728
Balance on December 31, 2022	118	441	360,365	243,079	(988)	(138,927)	464,088	248	464,336
Issuance of Common Stock under employee stock plans		4	10,598				10,602		10,602
Stock-based compensation expense			12,869				12,869		12,869
Components of comprehensive income, net of tax
Net income				53,595			53,595	5	53,600
Other comprehensive loss					(285)		(285)	(16)	(301)
Total comprehensive income (loss)							53,310	(11)	53,299
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106

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

Foreign currency translation

The financial statements of Vicor Japan Company, Ltd. ("VJCL"), a majority-owned subsidiary, for which the functional currency is the Japanese Yen, have been translated into U.S. Dollars using the exchange rate in effect at the balance sheet date for balance sheet amounts and the average exchange rates in effect during the year for income statement amounts. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency losses included in other income (expense), net were approximately $(161,000), $(653,000), and $(336,000) in 2023, 2022, and 2021, respectively.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

Government Grants

The Company accounts for government assistance that is not subject to the scope of Accounting Standards Codification ("ASC") 740, Income Taxes using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize such grants when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income based grants are presented as cash inflows from operating activities.

Concentrations of risk

Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and short-term investments, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents, short-term investments and certain other financial instruments with high credit counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2023 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2023, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. The Company also serves applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a

VICOR CORPORATION

Notes to Consolidated Financial Statements

reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2023 and 2022, one customer accounted for approximately 12.0% and 15.4%, respectively, of trade account receivables.

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

Internally Developed Software

We capitalize internal and external costs related to developing, modifying or obtaining software for internal use, incurred during the application development stage in accordance with Accounting Standards Codification 350-40, Internal-Use Software. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software. As of December 31, 2023 and 2022, we had $11,712,000 and $3,202,000, respectively, of capitalized internal-use software costs which have not been amortized as the software has not yet been placed in service.

Product warranties

The Company generally offers a two-year warranty for all of its products, though it has extended the warranty period to three years for certain products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors influencing the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty returns, and the cost per return. The Company periodically assesses the adequacy of warranty reserves and adjusts the amounts as necessary. Warranty obligations are included in "Accrued expenses" in the accompanying Consolidated Balance Sheets.

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue. The expected costs associated

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2023 and 2022, the Company recognized revenue of approximately $7,568,000 and $5,328,000, respectively, which was included in deferred revenue at the beginning of the respective period.

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

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred approximately $3,730,000, $3,786,000, and

VICOR CORPORATION

Notes to Consolidated Financial Statements

$2,994,000 in advertising costs during 2023, 2022, and 2021, respectively.

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

	2023	2022	2021
Numerator:
Net income attributable to Vicor Corporation	$53,595	$25,446	$56,625
Denominator:
Denominator for basic net income per share- weighted average shares (1)	44,320	44,005	43,651
Effect of dilutive securities:
Employee stock options (2)	684	889	1,315
Denominator for diluted net income per share- adjusted weighted-average shares and assumed conversions (3)	45,004	44,894	44,966
Basic net income per share	$1.21	$0.58	$1.30
Diluted net income per share	$1.19	$0.57	$1.26

VICOR CORPORATION

Notes to Consolidated Financial Statements

(1)
Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)
Options to purchase 1,557,927, 879,228 and 60,736 shares of Common Stock in 2023, 2022, and 2021, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.
(3)
Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding for the year, adjusted to include the dilutive effect, if any, of outstanding options.

Comprehensive income (loss)

The components of comprehensive income (loss) include, in addition to consolidated net income, unrealized gains and losses on investments, net of tax and foreign currency translation adjustments related to VJCL, net of tax.

Impact of recently issued accounting standards

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. Early adoption is permitted. The Company has not yet determined the impact of this ASU on the Company’s consolidated financial statements and disclosures.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to impact disclosures with no impact to the Company’s consolidated financial statements.

Other new pronouncements issued but not effective until after December 31, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

3.
Inventories

Inventories as of December 31 were as follows (in thousands):

	2023	2022
Raw materials	$88,716	$82,181
Work-in-process	10,525	10,456
Finished goods	7,338	8,773
	$106,579	$101,410

4.
LONG-TERM INVESTMENT

As of December 31, 2023 and 2022, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,530,000 and $2,622,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk

VICOR CORPORATION

Notes to Consolidated Financial Statements

of default. Through December 31, 2023, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. Changes in the estimated fair value of the Failed Auction Security have not been significant in the past three years. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2023.

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

Details of our investments are as follows (in thousands):

	December 31, 2023
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$209,489	$—
Failed Auction Security	—	2,530
Total	209,489	2,530

Other measurement basis:
Cash on hand	32,730	—
Total	$242,219	$2,530

	December 31, 2022
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$143,274	$—
Failed Auction Security	—	2,622
Total	143,274	2,622
Other measurement basis:
Cash on hand	47,337	—
Total	$190,611	$2,622

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$470	$2,530

December 31, 2022
Failed Auction Security	$3,000	$—	$378	$2,622

As of December 31, 2023 and 2022, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

VICOR CORPORATION

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of the available-for-sale securities on December 31, 2023, by type and contractual maturities, are shown below (in thousands):

Failed Auction Security:

		Estimated
	Cost	Fair Value
Due in nineteen years	$3,000	$2,530

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

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash equivalents:
Money market funds	$209,489	$—	$—	$209,489
Long-term investment:
Failed Auction Security	—	—	2,530	2,530

Assets measured at fair value on a recurring basis included the following as of December 31, 2022 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash equivalents:
Money market funds	$143,274	$—	$—	$143,274
Long-term investment:
Failed Auction Security	—	—	2,622	2,622

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2023 was as follows (in thousands):

Balance at the beginning of the period	$2,622
Loss included in Other comprehensive income	(92)
Balance at the end of the period	$2,530

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of this investment as of December 31, 2023.

VICOR CORPORATION

Notes to Consolidated Financial Statements

6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment as of December 31 were as follows (in thousands):

	2023	2022
Land	$3,600	$3,600
Buildings and improvements	82,861	73,520
Machinery and equipment	282,084	271,021
Furniture and fixtures	14,346	15,297
Construction in-progress and deposits	17,723	52,937
	400,614	416,375
Accumulated depreciation and amortization	(250,315)	(258,570)
Right of use asset - net	7,390	8,204
Net balance	$157,689	$166,009

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was approximately $17,174,000, $13,701,000, and $11,609,000, respectively. As of December 31, 2023, the Company had approximately $15,014,000 of capital expenditure commitments.

On August 9, 2022, Congress enacted a 25 percent tax credit for investment in semiconductor manufacturing to incentivize domestic semiconductor production. The Advanced Manufacturing Investment Tax Credit ("ITC") was enacted as part of the Creating Helpful Incentives to Produce Semiconductors Act in response to supply chain disruptions.

The Company has undergone a study of its 2023 capital expenditures to determine which additions would qualify under the ITC guidance and which would not. The Company believes that it does comply with the grant conditions supported by the study and that the grant will be received based on meeting these conditions.

The Company recorded in the year ended December 31, 2023 an Other current asset for the associated value of the ITC credit receivable of $13,248,000, with a corresponding offset to the Property, plant and equipment line item on its Consolidated Balance Sheet. The Company expects to receive the ITC credit in the form of a cash refund shortly after filing its 2023 tax return.

7.
INTANGIBLE ASSETS

Patent costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, as of December 31 were as follows (in thousands):

	2023	2022
Patent costs	$900	$1,030
Accumulated amortization	(708)	(772)
	$192	$258

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.

As of December 31, 2023 and 2022, we had $11,712,000 and $3,202,000, respectively, of capitalized internal-use software costs which have not been amortized as the software has not yet been placed in service.

Amortization expense was approximately $66,000, $75,000 and $96,000 in 2023, 2022, and 2021, respectively.

VICOR CORPORATION

Notes to Consolidated Financial Statements

8.
PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Balance at the beginning of the period	$497	$292	$308
Accruals for warranties for products sold in the period	1,353	376	158
Fulfillment of warranty obligations	(815)	(131)	(151)
Revisions of estimated obligations	(1)	(40)	(23)
Balance at the end of the period	$1,034	$497	$292

9.
STOCKHOLDERS' EQUITY

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The plan authorizes the Company to make repurchases from time to time in the open market or through privately negotiated transactions. The timing of this program and the amount of the stock that may be repurchased is at the discretion of management based on its view of economic and financial market conditions. There were no repurchases under the November 2000 Plan in 2023, 2022, and 2021. On December 31, 2023, the Company had approximately $8,541,000 available for share repurchases under the November 2000 Plan.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.

On December 31, 2023, 2022, and 2021, there were 20,703,238, 21,080,950, and 21,268,027, respectively, shares of Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, upon conversion of Class B Common Stock and under the ESPP.

10. REVENUES

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
United States	$82,400	$67,056	$149,456
Europe	31,792	27,950	59,742
Asia Pacific	63,631	128,636	192,267
All other	3,343	251	3,594
	$181,166	$223,893	$405,059

VICOR CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
United States	$76,306	$53,116	$129,422
Europe	27,856	10,522	38,378
Asia Pacific	49,076	179,259	228,335
All other	2,520	424	2,944
	$155,758	$243,321	$399,079

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
United States	$74,280	$44,360	$118,640
Europe	32,762	5,145	37,907
Asia Pacific	80,344	120,459	200,803
All other	1,758	256	2,014
	$189,144	$170,220	$359,364

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$113,448	$163,549	$276,997
Stocking distributors, net of sales allowances	66,544	29,893	96,437
Non-recurring engineering	1,174	13,421	14,595
Royalties	—	15,872	15,872
Other	—	1,158	1,158
	$181,166	$223,893	$405,059

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$102,905	$216,685	$319,590
Stocking distributors, net of sales allowances	51,819	13,831	65,650
Non-recurring engineering	1,034	9,933	10,967
Royalties	—	2,801	2,801
Other	—	71	71
	$155,758	$243,321	$399,079

	Year Ended December 31, 2021
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$139,099	$144,180	$283,279
Stocking distributors, net of sales allowances	49,359	14,123	63,482
Non-recurring engineering	686	10,027	10,713
Royalties	—	1,819	1,819
Other	—	71	71
	$189,144	$170,220	$359,364

VICOR CORPORATION

Notes to Consolidated Financial Statements

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2023	December 31, 2022	Change
Short-term deferred revenue and customer prepayments	$(3,157)	$(13,197)	$10,040
Long-term deferred revenue	(1,020)	(145)	(875)
Deferred expenses	—	577	(577)
Sales allowances	(3,482)	(1,661)	(1,821)

Deferred expenses are included in Other current assets, in the accompanying Consolidated Balance Sheets.

During 2023, 2022, and 2021, one customer accounted for approximately 10.7%, 12.4%, and 14.9% of net revenues, respectively, which included net revenues from both business product lines in each of the three years.

Net revenues from customers in Taiwan accounted for approximately 14.6% of total net revenues in 2023, 26.4% in 2022 and 16.1% in 2021, respectively.

Net revenues from customers in China (including Hong Kong), accounted for approximately 17.7% of total net revenues in 2023, 18.8% in 2022 and 27.5% in 2021, respectively.

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

Vicor Corporation 2017 Employee Stock Purchase Plan (the “Plan” or the “ESPP”). Under the ESPP, the Company has reserved 2,000,000 shares of Common Stock for issuance to eligible employees who elect to participate. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP operates in successive periods of approximately six months, each referred to as an “offering period.” Generally, offering periods commence on or around September 1 and March 1 and end on or around the following February 28 or August 31, respectively. Under the ESPP, an option is granted to participating employees on the first day of an offering period to purchase shares of the Company’s Common Stock at the end of that offering period at a purchase price equal to 85% of the lesser of the fair market value of a share of Common Stock on either the first day or the last day of that offering period. The purchase of shares is funded by means of periodic payroll deductions, which may not exceed 15.0% of the employee’s eligible compensation, as defined in the Plan. Among other provisions, the Plan limits the number of shares that can be purchased by a participant during any offering period and cumulatively for any calendar year.

VICOR CORPORATION

Notes to Consolidated Financial Statements

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Cost of revenues	$2,429	$1,648	$1,000
Selling, general and administrative	6,829	5,735	3,873
Research and development	3,611	2,881	2,162
Total stock-based compensation	$12,869	$10,264	$7,035

Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Stock options	$11,585	$9,093	$6,122
ESPP	1,284	1,171	913
Total stock-based compensation	$12,869	$10,264	$7,035

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

	2023	2022	2021
Risk-free interest rate	3.7%	2.8%	0.8%
Expected dividend yield	—	—	—
Expected volatility	54%	51%	49%
Expected term (years)	4.2	4.4	4.9

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 5.00% in 2023, estimating approximately 86% of its options would actually vest. For 2022 and 2021, the Company applied an annual forfeiture rate of 5.35% and 4.85%, respectively, estimating approximately 85% and 86%, respectively, of its options would actually vest.

A summary of the activity under the 2000 Plan as of December 31, 2023 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding on December 31, 2022	2,024,664	$41.48
Granted	918,161	$42.76
Forfeited and expired	(79,500)	$53.67
Exercised	(308,083)	$25.31
Outstanding on December 31, 2023	2,555,242	$43.51	3.90	$27,948
Exercisable on December 31, 2023	973,894	$27.39	2.10	$24,781
Vested or expected to vest as of December 31, 2023(1)	2,404,726	$43.04	3.79	$27,619

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2022 and 2021, the Company had options exercisable for 1,046,092 and 776,559 shares, respectively, for which the weighted average exercise prices were $18.26 and $11.63, respectively.

During the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $14,396,000, $7,252,000, and $56,933,000, respectively. The total amount of cash received by the Company from options exercised in 2023, 2022, and 2021 was $7,798,000, $1,634,000, and $7,616,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021 was approximately $17,957,000, $15,087,000, and $10,506,000, respectively.

As of December 31, 2023, there was approximately $23,179,000 of total unrecognized compensation cost related to unvested awards for Vicor. That cost is expected to be recognized over a weighted-average period of 2.1 years for those awards. The expense will be recognized as follows: $11,028,000 in 2024, $6,730,000 in 2025, $3,638,000 in 2026, $1,473,000 in 2027, and $310,000 in 2028.

The weighted-average fair value of Vicor options granted was $19.56, $26.53, and $39.27, in 2023, 2022, and 2021, respectively.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax salary, subject to

VICOR CORPORATION

Notes to Consolidated Financial Statements

statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 6% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $2,317,000, $2,211,000, and $1,593,000 in 2023, 2022, and 2021, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2023, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

12.
LEASES

Substantially all of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over 11 years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease, used for calculating the associated lease liabilities. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provisions for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its facility located in Sunnyvale, California, with a third party. The lessee under this lease has one option to renew the lease for a term of five years.

As of December 31, 2023, the balance of right of use (“ROU”) assets was approximately $7,390,000, and the balances of short-term and long-term lease liabilities were approximately $1,864,000 and $6,364,000, respectively. For the year ended December 31, 2023, the Company recorded operating lease cost, including short-term lease cost, of approximately $2,138,000 ($2,130,000 in 2022). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.

The maturities of the Company’s lease liabilities are as follows (in thousands):

2024	$1,959
2025	1,821
2026	1,208
2027	837
2028 and beyond	3,881
Total lease payments	$9,706
Less: Imputed interest	1,478
Present value of lease liabilities	$8,228

As of December 31, 2023, the weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 4.22% for the Company’s operating leases. The Company developed the discount rates used based on a Secured Overnight Financing Rate (“SOFR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.25%.

For the years ended December 31, 2023 and December 31, 2022, the Company paid approximately $2,096,000 and $2,183,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The Company obtained approximately $1,180,000 and $2,941,000 in ROU assets in exchange for $1,165,000 and $3,040,000 of new operating lease liabilities for the years ended December 31, 2023 and December 31, 2022, respectively.

VICOR CORPORATION

Notes to Consolidated Financial Statements

The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2024	$402
Total lease payments to be received	$402

The Company recorded net lease income under this lease of approximately $792,000 for each of the years ended December 31, 2023, 2022, and 2021.

13.
OTHER INCOME (EXPENSE), NET

The components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Interest income, net	$8,217	$1,313	$930
Rental income, net	792	792	792
Foreign currency losses, net	(161)	(653)	(336)
Other, net	38	34	(183)
	$8,886	$1,486	$1,203

In 2022, “Interest income, net” includes an immaterial error correction of $834,000 related to the amortization of bond premiums on available-for-sale securities.

14.
INCOME TAXES

The tax provision includes estimated federal, state and foreign income taxes on the Company's pre-tax income. The tax provisions also may include discrete items, generally related to increases or decreases in tax reserves, tax provision vs. tax return differences and accrued interest for potential liabilities.

The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate for the years ended December 31 is as follows:

	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.6)	(2.4)	(4.2)
Increase in valuation allowance	7.4	14.5	9.2
Permanent items	(8.5)	(13.8)	(17.9)
Tax credits	(5.9)	(9.9)	(5.7)
Provision vs. tax return differences	(1.9)	2.1	(2.0)
Foreign rate differential and deferred items	0.1	(0.2)	—
Other	(0.6)	0.1	(0.1)
	11.0%	11.4%	0.3%

In 2023 and 2022, the Company utilized net operating loss carryforwards and tax credits to offset federal income expense. In 2021, the Company was in a taxable loss position which generated net operating loss carryforwards, primarily due to tax deductions on exercises of stock-based compensation of approximately $55,300,000.

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

VICOR CORPORATION

Notes to Consolidated Financial Statements

	2023	2022	2021
Domestic	$59,528	$29,157	$56,620
Foreign	716	(470)	185
	$60,244	$28,687	$56,805

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$4,814	$2,105	$1
State	1,655	955	(14)
Foreign	209	298	171
	6,678	3,358	158
Deferred:
Foreign	(34)	(97)	18
	(34)	(97)	18
	$6,644	$3,261	$176

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2023	2022
Deferred tax assets:
Research and development tax credit carryforwards	$29,619	$33,764
Stock-based compensation	5,709	3,940
Inventory reserves	3,363	2,303
Investment tax credit carryforwards	2,659	2,461
UNICAP	1,139	1,118
Vacation accrual	1,319	1,248
Lease liabilities	1,388	1,422
Capitalized research and development	22,621	12,142
Other	3,235	2,893
Total deferred tax assets	71,052	61,291
Less: Valuation allowance for deferred tax assets	(52,291)	(47,413)
Net deferred tax assets	18,761	13,878
Deferred tax liabilities:
Depreciation	(16,139)	(11,396)
ROU assets	(1,201)	(1,362)
Prepaid expenses	(1,048)	(751)
Other	(77)	(89)
Total deferred tax liabilities	(18,465)	(13,598)
Net deferred tax assets (liabilities)	$296	$280

As of December 31, 2023, the Company had a valuation allowance of approximately $52,291,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to vendor supply and factory capacity constraints, certain process issues with the production of Advanced Products, and the unpredictability in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded,

VICOR CORPORATION

Notes to Consolidated Financial Statements

as of December 31, 2023, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2023. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, program adoption and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

As of December 31, 2023, the Company had no federal net operating loss carryforwards available, and had state net operating losses of approximately $41,000, which will begin to expire in 2030. The Company has federal and state research and development tax credit carryforwards of $15,546,000 and $21,201,000, which will begin to expire in 2039 and 2024, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance on January 1	$3,474	$3,246	$2,297
Additions based on tax positions related to the current year	650	319	625
Additions (reductions) for tax positions of prior years	86	(54)	393
Lapse of statute	(26)	(37)	(69)
Balance on December 31	$4,184	$3,474	$3,246

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2023, 2022, and 2021 of $4,184,000, $3,474,000, and $3,246,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2023 are expected to significantly change during the next twelve months.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2023, 2022, and 2021, the Company recognized approximately $23,000, $17,000, and $19,000, respectively, in net interest expense. As of December 31, 2023 and 2022, the Company had accrued approximately $67,000 and $52,000, respectively, for the potential payment of interest.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2019 through 2022 and 2015 through 2022, respectively. In addition, the Company generated federal research and development credits in tax years 2005 through 2018. These years may also be subject to examination when the credits are carried forward and utilized in future years.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing the examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

15.
COMMITMENTS AND contingencies

At December 31, 2023, the Company had approximately $15,014,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

On December 23, 2022, SynQor filed in the District Court (a) a motion for judgment as a matter of law that the Company infringed the ‘190 patent, (b) a motion requesting the District Court to award SynQor treble damages, as well as pre- and post-judgment interest, (c) a motion requesting the District Court to award SynQor its attorneys’ fees, and (d) a motion for a new trial. On December 23, 2022, the Company filed in the District Court (a) a motion requesting judgment as a matter of law that it did not infringe the ‘702 patent, and (b) a motion requesting judgment with respect to its defenses of equitable estoppel and waiver. On January 8, 2024, the District Court issued orders denying (a) SynQor’s motion for judgment as a matter of law, (b) the Company’s motion for judgment as a matter of law, (c) the Company’s motion for judgment with respect to its defenses of equitable estoppel and waiver and (d) SynQor’s motion for a new trial. The Court has yet to rule on SynQor’s motions for treble damages, interest, and attorney fees. To the extent that the District Court ultimately rules against the Company with respect to SynQor's motions for treble damages, interest, and attorney fees, the Company anticipates appealing those rulings to the United States Court of Appeals for the Federal Circuit. The Company similarly anticipates appealing the District Court’s order dismissing the Company’s Counterclaims against SynQor.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2023, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Vicor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Vicor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2024

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. other information

(b) During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, executive officers and corporate governance

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 annual meeting of stockholders.

ITEM 11. Executive Compensation

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 annual meeting of stockholders.

ITEM 12. security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 annual meeting of stockholders.

ITEM 13. Certain relationships and related transactions and director independence

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 annual meeting of stockholders.

ITEM 14. Principal accountant fees and services

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (19)
10.14*	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (17)
21.1	Subsidiaries of the Company (19)
23.1	Consent of KPMG LLP (19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (19)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (19)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
97.1	Vicor Corporation Recovery Policy (19)
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.

** Filed with this Annual Report on Form 10-K for the year ended December 31, 2023 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets for the years ended December 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021; (vi) the Notes to Consolidated Financial Statements; and (vii) the information included in Part II, Item 9B(b).

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
(10)
Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 6, 2008 (File No. 000-18277) and incorporated herein by reference.
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
(19)
Filed herewith.

Item 16. Form 10-K Summary

None.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2023, 2022 and 2021

		Charge
		(Recovery)
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions (1)	End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2023	$87,000	$43,000	$—	$130,000
December 31, 2022	82,000	5,000	—	87,000
December 31, 2021	82,000	—	—	82,000

(1)
Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2024
Patrizio Vinciarelli

/s/ James F. Schmidt	Chief Financial Officer, Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
James F. Schmidt

/s/ Estia J. Eichten	Director	February 28, 2024
Estia J. Eichten

/s/ Michael S. McNamara	Director	February 28, 2024
Michael S. McNamara

/s/ Samuel J. Anderson	Director	February 28, 2024
Samuel J. Anderson

/s/ Claudio Tuozzolo	Director	February 28, 2024
Claudio Tuozzolo

/s/ Jason L. Carlson	Director	February 28, 2024
Jason L. Carlson

/s/ Philip D. Davies	Director	February 28, 2024
Philip D. Davies

/s/ Andrew T. D’Amico	Director	February 28, 2024
Andrew T. D’Amico

/s/ M. Michael Ansour	Director	February 28, 2024
M. Michael Ansour

/s/ Zmira Lavie	Director	February 28, 2024
Zmira Lavie

/s/ John Shen	Director	February 28, 2024
John Shen