Form 10-Q
period 2024-03-31
VICOR CORP
filed 2024-05-01
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 25, 2024 was:

Common Stock, $.01 par value	32,808,042
Class B Common Stock, $.01 par value	11,738,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$239,172	$242,219
Accounts receivable, net	57,604	52,631
Inventories	112,316	106,579
Other current assets	19,173	18,937
Total current assets	428,265	420,366
Long-term deferred tax assets, net	277	296
Long-term investment, net	2,622	2,530
Property, plant and equipment, net	157,677	157,689
Other assets	16,276	14,006
Total assets	$605,117	$594,887
Liabilities and Equity
Current liabilities:
Accounts payable	$12,439	$12,100
Accrued compensation and benefits	11,636	11,227
Accrued litigation	23,700	6,500
Accrued expenses	7,078	5,093
Short-term lease liabilities	1,812	1,864
Sales allowances	3,130	3,482
Income taxes payable	1,602	746
Short-term deferred revenue and customer prepayments	2,684	3,157
Total current liabilities	64,081	44,169
Long-term deferred revenue	660	1,020
Long-term income taxes payable	2,236	2,228
Long-term lease liabilities	6,094	6,364
Total liabilities	73,071	53,781
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,743,218 shares issued and outstanding in 2024 and 2023	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 44,434,840 shares issued and 32,800,034 shares outstanding in 2024; 44,354,394 shares issued and 32,719,588 shares outstanding in 2023	446	445
Additional paid-in capital	389,367	383,832
Retained earnings	282,201	296,674
Accumulated other comprehensive loss	(1,390)	(1,273)
Treasury stock at cost: 11,634,806 shares in 2024 and 2023	(138,927)	(138,927)
Total Vicor Corporation stockholders’ equity	531,815	540,869
Noncontrolling interest	231	237
Total equity	532,046	541,106
Total liabilities and equity	$605,117	$594,887

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$83,872	$97,816
Cost of revenues	38,749	51,282
Gross margin	45,123	46,534
Operating expenses:
Selling, general and administrative	25,999	20,223
Research and development	18,039	15,869
Litigation-contingency expense	17,200	—
Total operating expenses	61,238	36,092
(Loss) income from operations	(16,115)	10,442
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	92	9
Less: portion of gains recognized in other comprehensive income	(92)	(9)
Net credit gains recognized in earnings	—	—
Other income (expense), net	2,724	1,950
Total other income (expense), net	2,724	1,950
(Loss) income before income taxes	(13,391)	12,392
Provision for income taxes	1,071	1,141
Consolidated net (loss) income	(14,462)	11,251
Less: Net income attributable to noncontrolling interest	11	7
Net (loss) income attributable to Vicor Corporation	$(14,473)	$11,244

Net (loss) income per common share attributable to Vicor Corporation:
Basic	$(0.33)	$0.25
Diluted	$(0.33)	$0.25
Shares used to compute net (loss) income per common share attributable to Vicor Corporation:
Basic	44,516	44,162
Diluted	44,516	44,907

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Consolidated net (loss) income	$(14,462)	$11,251
Foreign currency translation losses, net of tax (1)	(226)	(15)
Unrealized gains on available-for-sale securities, net of tax (1)	92	9
Other comprehensive loss	(134)	(6)
Consolidated comprehensive (loss) income	(14,596)	11,245
Less: Comprehensive (loss) income attributable to noncontrolling interest	(6)	6
Comprehensive (loss) income attributable to
Vicor Corporation	$(14,590)	$11,239

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2024 and 2023. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2024 and 2023.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Operating activities:
Consolidated net (loss) income	$(14,462)	$11,251
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,614	4,199
Stock-based compensation expense	3,780	2,817
Litigation-contingency expense	17,200	—
(Decrease) increase in long-term deferred revenue	(360)	2,038
(Decrease) increase in other assets	(99)	33
Deferred income taxes	4	—
Increase in long-term income taxes payable	8	7
Change in current assets and liabilities, net	(8,103)	(10,232)
Net cash provided by operating activities	2,582	10,113
Investing activities:
Additions to property, plant and equipment and internal-use software	(7,270)	(10,089)
Net cash used for investing activities	(7,270)	(10,089)
Financing activities:
Proceeds from employee stock plans	1,756	2,261
Net cash provided by financing activities	1,756	2,261
Effect of foreign exchange rates on cash	(115)	1
Net (decrease) increase in cash and cash equivalents	(3,047)	2,286
Cash and cash equivalents at beginning of period	242,219	190,611
Cash and cash equivalents at end of period	$239,172	$192,897
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$1,983	$2,083

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		1	1,755				1,756		1,756
Stock-based compensation expense			3,780				3,780		3,780
Components of comprehensive income (loss), net of tax:
Net (loss) income				(14,473)			(14,473)	11	(14,462)
Other comprehensive loss					(117)		(117)	(17)	(134)
Total comprehensive (loss)							(14,590)	(6)	(14,596)
Balance on March 31, 2024	$118	$446	$389,367	$282,201	$(1,390)	$(138,927)	$531,815	$231	$532,046

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		1	2,260				2,261		2,261
Stock-based compensation expense			2,817				2,817		2,817
Components of comprehensive income (loss), net of tax:
Net income				11,244			11,244	7	11,251
Other comprehensive loss					(5)		(5)	(1)	(6)
Total comprehensive income							11,239	6	11,245
Balance on March 31, 2023	$118	$442	$365,442	$254,323	$(993)	$(138,927)	$480,405	$254	$480,659

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2024. The balance sheet at December 31, 2023 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024.

2. Inventories

Inventories were as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$88,365	$88,716
Work-in-process	15,113	10,525
Finished goods	8,838	7,338
	$112,316	$106,579

3. Long-Term Investments

As of March 31, 2024 and December 31, 2023, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,622,000 and $2,530,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2024, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

Details of our investments are as follows (in thousands):

	March 31, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$209,702	$—
Failed Auction Security	—	2,622
Total	209,702	2,622

Other measurement basis:
Cash on hand	29,470	—
Total	$239,172	$2,622

	December 31, 2023
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$209,489	$—
Failed Auction Security	—	2,530
Total	209,489	2,530

Other measurement basis:
Cash on hand	32,730	—
Total	$242,219	$2,530

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	378	$2,622

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	470	$2,530

As of March 31, 2024, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on March 31, 2024, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in nineteen years	$3,000	$2,622

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2024
Cash equivalents:
Money market funds	$209,702	$—	$—	$209,702
Long-term investment:
Failed Auction Security	—	—	2,622	2,622

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash equivalents:
Money market funds	$209,489	$—	$—	$209,489
Long-term investment:
Failed Auction Security	—	—	2,530	2,530

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2024 was as follows (in thousands):

Balance at the beginning of the period	$2,530
Gain included in Other comprehensive loss	92
Balance at the end of the period	$2,622

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of March 31, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

5. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2024
	Brick Products	Advanced Products	Total
United States	$20,974	$27,186	$48,160
Europe	6,857	3,999	10,856
Asia Pacific	12,268	12,052	24,320
All other	493	43	536
	$40,592	$43,280	$83,872

	Three Months Ended March 31, 2023
	Brick Products	Advanced Products	Total
United States	$21,256	$13,710	$34,966
Europe	7,546	4,027	11,573
Asia Pacific	16,847	33,444	50,291
All other	876	110	986
	$46,525	$51,291	$97,816

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,810	$21,640	$42,450
Stocking distributors, net of sales allowances	19,407	9,632	29,039
Non-recurring engineering	375	3,468	3,843
Royalties	—	8,180	8,180
Other	—	360	360
	$40,592	$43,280	$83,872

	Three Months Ended March 31, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$30,486	$42,013	$72,499
Stocking distributors, net of sales allowances	15,737	5,052	20,789
Non-recurring engineering	302	2,128	2,430
Royalties	—	2,020	2,020
Other	—	78	78
	$46,525	$51,291	$97,816

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

The following table presents the changes in certain contract liabilities (in thousands):

	March 31, 2024	December 31, 2023	Change
Short-term deferred revenue and customer prepayments	$(2,684)	$(3,157)	$473
Long-term deferred revenue	(660)	(1,020)	360
Sales allowances	(3,130)	(3,482)	352

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of $360,000 and approximately $1,609,000 for the three months ended March 31, 2024 and 2023, respectively, that was included in deferred revenue at the beginning of the respective period.

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenues	$754	$486
Selling, general and administrative	1,919	1,520
Research and development	1,107	811
Total stock-based compensation	$3,780	$2,817

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock options	$3,466	$2,496
ESPP	314	321
Total stock-based compensation	$3,780	$2,817

7. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $198,000 for each of the three month periods ended March 31, 2024 and 2023.

8. Income Taxes

The provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Provision for income taxes	$1,071	$1,141
Effective income tax rate	(8.0)%	9.2%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three months ended March 31, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of March 31, 2024, the Company had a valuation allowance of approximately $52,291,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of March 31, 2024, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of March 31, 2024. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS is in the process of closing examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

9. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Numerator:
Net (loss) income attributable to Vicor Corporation	$(14,473)	$11,244
Denominator:
Denominator for basic net (loss) income per share-weighted average shares (1)	44,516	44,162
Effect of dilutive securities:
Employee stock options (2)	—	745
Denominator for diluted net (loss) income per share – adjusted weighted-average shares and assumed conversions	44,516	44,907

Basic net (loss) income per share	$(0.33)	$0.25
Diluted net (loss) income per share	$(0.33)	$0.25

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 2,500,448 and 1,035,618 shares of Common Stock for the three months ended March 31, 2024 and 2023, respectively, were not included in the calculations of net (loss) income per share as the effect would have been antidilutive.

10. Commitments and Contingencies

At March 31, 2024, the Company had approximately $11,475,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

The Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “District Court”). The complaint, as amended, alleged that the Company’s unregulated bus converters used in intermediate bus architecture power supply systems infringed SynQor’s U.S. patent numbers 7,072,190, 7,272,021, 7,564,702, and 8,023,290 (“the ‘190 patent”, “the ‘021 patent”, “the ‘702 patent”, and “the ‘290 patent”, respectively, and collectively the “SynQor Patents”). The Company asserted counterclaims against SynQor alleging unfair competition and tortious interference with business relations (the “Counterclaims”). As a result of certain actions by the United States Patent and Trademark Office (“USPTO”) and the District Court, SynQor’s infringement allegations regarding the ‘021 patent and the ‘290 patent were dismissed from the case prior to the beginning of trial. Specifically, the USPTO invalidated all the asserted claims of the ‘021 patent and that decision was upheld on appeal on August 30, 2017. In addition, on October 5, 2022, the District Court issued an order involuntarily dismissing the ‘290 patent infringement allegations on grounds of equitable and judicial estoppel, in view of representations by SynQor to the District Court agreeing to such dismissal as a condition of lifting a prior stay of the lawsuit. On January 18, 2023, the United States Court of Appeals for the Federal Circuit issued a decision upholding a decision of the Patent Trial and Appeal Board of the USPTO invalidating all claims of the ‘290 patent.

A trial in the District Court began on October 17, 2022 on the asserted claims of the ‘190 patent and the ‘702 patent, as well as on the Company’s Counterclaims. The District Court dismissed the Company’s Counterclaims on October 25, 2022. On October 26, 2022, the jury returned a verdict on SynQor’s patent infringement claims, finding that the Company willfully infringed the ‘702 patent, but did not infringe the ‘190 patent. The jury verdict awarded SynQor damages in the amount of $6,500,000 for infringement of the ‘702 patent. All of the SynQor Patents expired in 2018.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

motion for judgment as a matter of law, (c) the Company’s motion for judgment with respect to its defenses of equitable estoppel and waiver and (d) SynQor’s motion for a new trial.

On April 24, 2024, the District Court issued an order granting SynQor’s motions for enhanced damages, pre-judgment and post-judgment interest, costs and attorneys' fees. Specifically, the District Court determined that the jury’s damages award of $6,500,000 should be enhanced by $4,500,000. The District Court also granted SynQor an award of costs in the amount of approximately $87,000. The District Court also awarded SynQor pre-judgment interest at the 2009 prime rate, compounded quarterly beginning in July 2009, as well as post-judgment interest at the statutory rate. The District Court also awarded SynQor its attorneys' fees relating to the assertion of the ‘702 patent, in an amount to be determined based upon the District Court’s consideration of subsequent submissions by SynQor.

The Company anticipates appealing the District Court’s final judgment to the United States Court of Appeals for the Federal Circuit.

In accordance with applicable accounting standards, the Company recorded a litigation related accrual of $6,500,000 in the third quarter of 2022 and an incremental litigation related accrual of $17,200,000 in the first quarter of 2024 as its estimate based on the awarded judgments, including enhanced damages, pre-judgment interest, costs and estimated attorneys' fees. The final determination of attorneys' fees and any associated pre-judgment and post-judgment interest will depend on the District Court's determination of those fees and interest amounts, subject to appeal, and could differ from the recorded liability.

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

Other new pronouncements issued but not effective until after March 31, 2024 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the introduction of new manufacturing processes, and the timing, location, and funding thereof; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

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

March 31, 2024

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

Changes from Previously Disclosed Results

As discussed below, we reported a net loss for the first quarter of 2024 of $(14,473,000), or $(0.33) per diluted share, compared to $11,244,000, or $0.25 per diluted share, for the first quarter of 2023. Initially, in our earnings release issued on April 23, 2024, we disclosed net income for the first quarter of 2024 of $2,604,000, or $0.06 per diluted share. On April 24, 2024, after the issuance of our earnings release and completion of the related earnings call, the U.S. District Court for the Eastern District of Texas (the "District Court") issued an order granting SynQor, Inc.’s motions for enhanced damages, pre-judgment and post-judgment interest, costs and attorneys' fees. The District Court also entered a final judgment reflecting these rulings. The Company anticipates appealing the District Court’s final judgment to the United States Court of Appeals for the Federal Circuit.

In light of this judgment, in accordance with applicable accounting standards, we recorded an incremental litigation related loss reserve of $17,200,000 in the first quarter of 2024, resulting in the decrease in our reported net income and net income per share from the amounts previously disclosed in our earnings release, as well as a corresponding $17,200,000 increase in operating expenses to $61,238,000 from the previously disclosed $44,038,000. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation and loss reserve.

Summary of First Quarter 2024 Financial Performance Compared to Fourth Quarter 2023 Financial Performance

The following summarizes our financial performance for the first quarter of 2024, compared to the fourth quarter of 2023:

•
Net revenues decreased 9.5% to $83,872,000 for the first quarter of 2024, from $92,652,000 for the fourth quarter of 2023. Net revenues for Brick Products decreased 11.7% compared to the fourth quarter of 2023, primarily due to reduced market demand and lower available backlog. Advanced Products net revenues decreased 7.3% compared to the fourth quarter of 2023, primarily due to our continued softness in underpenetrated markets, partially offset by increased royalty revenue in the quarter.
•
Export sales represented approximately 42.6% of total net revenues in the first quarter of 2024 as compared to 56.5% in the fourth quarter of 2023.
•
Gross margin decreased to $45,123,000 for the first quarter of 2024 from $47,344,000 for the fourth quarter of 2023, with gross margin, as a percentage of net revenues, increasing to 53.8% for the first quarter of 2024 from 51.1% for the fourth quarter of 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in the first quarter of 2024, with the increase in gross margin percentage primarily attributable to improved sales mix on that volume and a reduction of freight-in and tariff spending of $153,000 (net of approximately $0 in duty drawback recovery in the first quarter of 2024 and $1,239,000 in duty drawback recovery in the fourth quarter of 2023 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $150,340,000 at the end of the first quarter of 2024, as compared to $160,805,000 at the end of the fourth quarter of 2023.
•
Operating expenses for the first quarter of 2024 increased $22,543,000, or 56.4%, to $62,538,000 from $39,995,000 for the fourth quarter of 2023. Selling, general and administrative expenses increased approximately $3,305,000, primarily due to an increase in legal expenses. Research and development expenses increased approximately $738,000, primarily due to an increase in compensation expense. Litigation-contingency expense related to the SynQor litigation was $17,200,000 for the first quarter of 2024, with no comparable expense in the fourth quarter of 2023. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

•
We reported a net loss for the first quarter of 2024 of $(14,473,000), or $(0.33) per diluted share, compared to net income of $8,668,000, or $0.19 per diluted share, for the fourth quarter of 2023.
•
For the first quarter of 2024, depreciation and amortization totaled $4,614,000 and capital additions totaled $7,270,000 as compared to depreciation and amortization of $4,038,000 and capital additions of $7,163,000 for the fourth quarter of 2023.
•
Inventories increased by approximately $5,737,000, or 5.4%, to $112,316,000 at March 31, 2024, compared to $106,579,000 at December 31, 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenues for the first quarter of 2024 were $83,872,000, a decrease of $13,944,000, or 14.3%, as compared to $97,816,000 for the first quarter of 2023. Net revenues, by product line, for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

			Decrease
	2024	2023	$	%
Advanced Products	$43,280	$51,291	$(8,011)	(15.6)%
Brick Products	40,592	46,525	(5,933)	(12.8)%
Total	$83,872	$97,816	$(13,944)	(14.3)%

The decrease in net revenues for Advanced Products was primarily due to our continued softness in underpenetrated markets, partially offset by increased royalty revenue in the quarter. The decrease in net revenues for Brick Products was primarily due to reduced market demand and lower available backlog.

Gross margin for the first quarter of 2024 decreased $1,411,000, or 3.0%, to $45,123,000, from $46,534,000 for the first quarter of 2023. Gross margin, as a percentage of net revenues, increased to 53.8% for the first quarter of 2024, compared to 47.6% for the first quarter of 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in the first quarter of 2024, with the increase in gross margin percentage primarily attributable to improved sales mix on that volume, including royalty revenue, compared to the first quarter of 2023 and certain reductions in supply chain costs, including a reduction of $1,185,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and an increase in freight-in and tariff spending of $1,222,000 (net of approximately $0 in duty drawback recovery in the first quarter of 2024 and $2,965,000 in duty drawback recovery in the first quarter of 2023 of previously paid tariffs).

Selling, general and administrative expenses were $25,999,000 for the first quarter of 2024, an increase of $5,776,000, or 28.6%, from $20,223,000 for the first quarter of 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 31.0% for the first quarter of 2024 from 20.7% for the first quarter of 2023. The components of the $5,776,000 increase in selling, general and administrative expenses for the first quarter of 2024 from the first quarter of 2023 were as follows (dollars in thousands):

	Increase (decrease)
Legal	$5,170	380.7%	(1)
Advertising	404	39.7%	(2)
Compensation	348	2.8%	(3)
Outside services	184	23.4%	(4)
Audit fees	142	22.2%
Training and professional development	128	1667.6%	(5)
Travel	123	26.6%
Commissions	(745)	(78.8)%	(6)
Other, net	22	0.8%
	$5,776	28.6%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

(1)
Increase primarily attributable to an increase in activity related to corporate legal matters, asserting our intellectual property rights.

(2)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(3)
Increase primarily attributable to annual compensation adjustments in May 2023 and higher stock-based compensation expense associated with stock options awarded in May 2023.
(4)
Increase primarily attributable to an increase in the use of consultants.
(5)
Increase primarily attributable to training for new internal-use software implementation.
(6)
Decrease primarily attributable to a reduced use of outside sales representatives.

Research and development expenses were $18,039,000 for the first quarter of 2024, an increase of $2,170,000, or 13.7%, compared to $15,869,000 for the first quarter of 2023. As a percentage of net revenues, research and development expenses increased to 21.5% for the first quarter of 2024 from 16.2% for the first quarter of 2023. The components of the $2,170,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$922	36.5%	(1)
Overhead absorption	714	81.6%	(2)
Compensation	421	3.9%	(3)
Depreciation and amortization	106	16.0%
Equipment set-up and calibration	99	51.0%
Deferred costs	(350)	(100.0)%	(4)
Other, net	258	10.5%
	$2,170	13.7%

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

Litigation-contingency expense was $17,200,000 for the first quarter of 2024 which related to the SynQor litigation, as compared to $0 for the first quarter of 2023. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

The significant components of ''Other income (expense), net'' for the three months ended March 31, and the changes between the periods were as follows (in thousands):

	2024	2023	Increase (decrease)
Interest income, net	$2,787	$1,732	$1,055
Rental income	198	198	—
Foreign currency (losses) gains, net	(279)	19	(298)
Other, net	18	1	17

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

$2,724	$1,950	$774

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the first quarter of 2024 compared to the first quarter of 2023. Interest income for the three months ended March 31, 2024 increased due to higher interest rates received on the cash and cash equivalents balance the Company holds.

Loss before income taxes was $(13,391,000) for the first quarter of 2024, as compared to income before taxes of $12,392,000 for the first quarter of 2023.

The provision for income taxes and the effective income tax rates for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Provision for income taxes	$1,071	$1,141
Effective income tax rate	(8.0)%	9.2%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three months ended March 31, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net loss for the first quarter of 2024 of $(14,473,000), or $(0.33) per diluted share, compared to $11,244,000, or $0.25 per diluted share, for the first quarter of 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $239,172,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 6.7:1 as of March 31, 2024 and 9.5:1 as of December 31, 2023. Working capital, defined as total current assets less total current liabilities, decreased $12,013,000 to $364,184,000 as of March 31, 2024 from $376,197,000 as of December 31, 2023.

The changes in working capital from December 31, 2023 to March 31, 2024 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$(3,047)
Accounts receivable	4,973
Inventories	5,737
Other current assets	236
Accounts payable	(339)
Accrued compensation and benefits	(418)
Accrued expenses	(1,976)
Accrued litigation	(17,200)
Short-term deferred revenue	473
Other	(452)
$(12,013)

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

March 31, 2024

The primary sources of cash for the three months ended March 31, 2024 were $2,582,000 generated from operations, and $1,756,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2024 were for the purchase of property and equipment of $7,270,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorizes us to make such repurchases from time to time in the open market or through privately negotiated transactions. The timing and amounts of Common Stock repurchases are at the discretion of management based on its view of economic and financial market conditions. We did not repurchase shares of Common Stock under the November 2000 Plan during the three months ended March 31, 2024. As of March 31, 2024, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

As of March 31, 2024, we had a total of approximately $11,475,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $1,983,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2024. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Vicor Corporation

March 31, 2024

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2024, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of March 31, 2024.

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

March 31, 2024

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2024). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2024

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5 — Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: May 1, 2024	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)