Form 10-Q
period 2024-06-30
VICOR CORP
filed 2024-07-31
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 23, 2024 was:

Common Stock, $.01 par value	33,332,695
Class B Common Stock, $.01 par value	11,738,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$251,884	$242,219
Accounts receivable, net	54,857	52,631
Inventories	109,084	106,579
Other current assets	19,510	18,937
Total current assets	435,335	420,366
Long-term deferred tax assets, net	258	296
Long-term investment, net	2,600	2,530
Property, plant and equipment, net	156,689	157,689
Other assets	18,352	14,006
Total assets	$613,234	$594,887
Liabilities and Equity
Current liabilities:
Accounts payable	$12,269	$12,100
Accrued compensation and benefits	12,109	11,227
Accrued litigation	26,212	6,500
Accrued expenses	6,170	5,093
Short-term lease liabilities	1,757	1,864
Sales allowances	2,989	3,482
Income taxes payable	3,674	746
Short-term deferred revenue and customer prepayments	2,656	3,157
Total current liabilities	67,836	44,169
Long-term deferred revenue	300	1,020
Long-term income taxes payable	1,917	2,228
Long-term lease liabilities	5,724	6,364
Total liabilities	75,777	53,781
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,738,718 shares issued and outstanding in 2024; 11,743,218 shares issued and outstanding in 2023	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 44,924,229 shares issued and 33,289,423 shares outstanding in 2024; 44,142,595 shares issued and 32,507,789 shares outstanding in 2023	451	445
Additional paid-in capital	396,175	383,832
Retained earnings	281,005	296,674
Accumulated other comprehensive loss	(1,583)	(1,273)
Treasury stock at cost: 11,634,806 shares in 2024 and 2023	(138,927)	(138,927)
Total Vicor Corporation stockholders’ equity	537,239	540,869
Noncontrolling interest	218	237
Total equity	537,457	541,106
Total liabilities and equity	$613,234	$594,887

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$85,854	$106,747	$169,726	$204,563
Cost of revenues	43,083	51,574	81,832	102,856
Gross margin	42,771	55,173	87,894	101,707
Operating expenses:
Selling, general and administrative	23,318	20,375	49,317	40,598
Research and development	16,939	16,935	34,978	32,804
Litigation-contingency expense	2,300	—	19,500	—
Total operating expenses	42,557	37,310	103,795	73,402
Income (loss) from operations	214	17,863	(15,901)	28,305
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(22)	(40)	70	(31)
Less: portion of losses (gains) recognized in other comprehensive income	22	40	(70)	31
Net credit gains recognized in earnings	—	—	—	—
Other income (expense), net	2,807	1,776	5,531	3,726
Total other income (expense), net	2,807	1,776	5,531	3,726
Income (loss) before income taxes	3,021	19,639	(10,370)	32,031
Provision for income taxes	4,216	2,537	5,287	3,678
Consolidated net (loss) income	(1,195)	17,102	(15,657)	28,353
Less: Net income attributable to noncontrolling interest	1	1	12	8
Net (loss) income attributable to Vicor Corporation	$(1,196)	$17,101	$(15,669)	$28,345

Net (loss) income per common share attributable to Vicor Corporation:
Basic	$(0.03)	$0.39	$(0.35)	$0.64
Diluted	$(0.03)	$0.38	$(0.35)	$0.63
Shares used to compute net (loss) income per common share attributable to Vicor Corporation:
Basic	44,855	44,230	44,686	44,196
Diluted	44,855	44,906	44,686	44,907

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net (loss) income	$(1,195)	$17,102	$(15,657)	$28,353
Foreign currency translation losses, net of tax (1)	(185)	(175)	(411)	(190)
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(22)	(40)	70	(31)
Other comprehensive loss	(207)	(215)	(341)	(221)
Consolidated comprehensive (loss) income	(1,402)	16,887	(15,998)	28,132
Less: Comprehensive loss attributable to noncontrolling interest	(13)	(12)	(19)	(6)
Comprehensive (loss) income attributable to
Vicor Corporation	$(1,389)	$16,899	$(15,979)	$28,138

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2024 and 2023. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2024 and 2023.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Operating activities:
Consolidated net (loss) income	$(15,657)	$28,353
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,275	8,648
Stock-based compensation expense	7,211	5,829
Provision for doubtful accounts	—	43
Litigation-contingency expense	19,500	—
(Decrease) increase in long-term deferred revenue	(720)	1,616
Increase (decrease) in other assets	227	(103)
Deferred income taxes	11	(63)
(Decrease) increase in long-term income taxes payable	(311)	13
Change in current assets and liabilities, net	(1,388)	(15,183)
Net cash provided by operating activities	18,148	29,153
Investing activities:
Additions to property, plant and equipment and internal-use software	(13,411)	(18,627)
Net cash used for investing activities	(13,411)	(18,627)
Financing activities:
Proceeds from employee stock plans	5,138	2,722
Net cash provided by financing activities	5,138	2,722
Effect of foreign exchange rates on cash	(210)	(30)
Net increase in cash and cash equivalents	9,665	13,218
Cash and cash equivalents at beginning of period	242,219	190,611
Cash and cash equivalents at end of period	$251,884	$203,829
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,133	$1,883

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2024
Balance on March 31, 2024	$118	$446	$389,367	$282,201	$(1,390)	$(138,927)	$531,815	$231	$532,046
Issuance of Common Stock under employee stock plans		5	3,377				3,382		3,382
Stock-based compensation expense			3,431				3,431		3,431
Components of comprehensive (loss) income, net of tax:
Net (loss) income				(1,196)			(1,196)	1	(1,195)
Other comprehensive loss					(193)		(193)	(14)	(207)
Total comprehensive loss							(1,389)	(13)	(1,402)
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		6	5,132				5,138		5,138
Stock-based compensation expense			7,211				7,211		7,211
Components of comprehensive (loss) income, net of tax:
Net (loss) income				(15,669)			(15,669)	12	(15,657)
Other comprehensive loss					(310)		(310)	(31)	(341)
Total comprehensive loss							(15,979)	(19)	(15,998)
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2023
Balance on March 31, 2023	$118	$442	$365,442	$254,323	$(993)	$(138,927)	$480,405	$254	$480,659
Issuance of Common Stock under employee stock plans		1	460				461		461
Stock-based compensation expense			3,012				3,012		3,012
Components of comprehensive income (loss), net of tax:
Net income				17,101			17,101	1	17,102
Other comprehensive loss					(202)		(202)	(13)	(215)
Total comprehensive income (loss)							16,899	(12)	16,887
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		2	2,720				2,722		2,722
Stock-based compensation expense			5,829				5,829		5,829
Components of comprehensive income (loss), net of tax:
Net income				28,345			28,345	8	28,353
Other comprehensive loss					(207)		(207)	(14)	(221)
Total comprehensive income (loss)							28,138	(6)	28,132
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2024. The balance sheet at December 31, 2023 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024.

2. Inventories

Inventories were as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$83,240	$88,716
Work-in-process	16,051	10,525
Finished goods	9,793	7,338
	$109,084	$106,579

3. Long-Term Investments

As of June 30, 2024 and December 31, 2023, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,600,000 and $2,530,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2024, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

Details of our investments are as follows (in thousands):

	June 30, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$227,455	$—
Failed Auction Security	—	2,600
Total	227,455	2,600

Other measurement basis:
Cash on hand	24,429	—
Total	$251,884	$2,600

	December 31, 2023
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$209,489	$—
Failed Auction Security	—	2,530
Total	209,489	2,530

Other measurement basis:
Cash on hand	32,730	—
Total	$242,219	$2,530

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	400	$2,600

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	470	$2,530

As of June 30, 2024, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on June 30, 2024, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in nineteen years	$3,000	$2,600

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
Cash equivalents:
Money market funds	$227,455	$—	$—	$227,455
Long-term investment:
Failed Auction Security	—	—	2,600	2,600

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash equivalents:
Money market funds	$209,489	$—	$—	$209,489
Long-term investment:
Failed Auction Security	—	—	2,530	2,530

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended June 30, 2024 was as follows (in thousands):

Balance at the beginning of the period	$2,530
Gain included in Other comprehensive loss	70
Balance at the end of the period	$2,600

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of June 30, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

5. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
United States	$25,431	$23,231	$48,662
Europe	6,559	3,431	9,990
Asia Pacific	7,220	19,602	26,822
All other	276	104	380
	$39,486	$46,368	$85,854

	Six Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
United States	$46,405	$50,417	$96,822
Europe	13,416	7,430	20,846
Asia Pacific	19,488	31,654	51,142
All other	769	147	916
	$80,078	$89,648	$169,726

	Three Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
United States	$18,229	$15,827	$34,056
Europe	6,955	6,034	12,989
Asia Pacific	13,127	45,619	58,746
All other	923	33	956
	$39,234	$67,513	$106,747

	Six Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
United States	$39,485	$29,537	$69,022
Europe	14,501	10,061	24,562
Asia Pacific	29,974	79,063	109,037
All other	1,799	143	1,942
	$85,759	$118,804	$204,563

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,238	$27,713	$47,951
Stocking distributors, net of sales allowances	19,158	8,369	27,527
Non-recurring engineering	90	655	745
Royalties	—	9,271	9,271
Other	—	360	360
	$39,486	$46,368	$85,854

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

	Six Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$41,048	$49,353	$90,401
Stocking distributors, net of sales allowances	38,565	18,001	56,566
Non-recurring engineering	465	4,123	4,588
Royalties	—	17,451	17,451
Other	—	720	720
	$80,078	$89,648	$169,726

	Three Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$24,435	$55,556	$79,991
Stocking distributors, net of sales allowances	14,338	6,345	20,683
Non-recurring engineering	461	2,796	3,257
Royalties	—	2,456	2,456
Other	—	360	360
	$39,234	$67,513	$106,747

	Six Months Ended June 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$54,921	$97,569	$152,490
Stocking distributors, net of sales allowances	30,075	11,397	41,472
Non-recurring engineering	763	4,924	5,687
Royalties	—	4,476	4,476
Other	—	438	438
	$85,759	$118,804	$204,563

The following table presents the changes in certain contract liabilities (in thousands):

	June 30, 2024	December 31, 2023	Change
Short-term deferred revenue and customer prepayments	$(2,656)	$(3,157)	$501
Long-term deferred revenue	(300)	(1,020)	720
Sales allowances	(2,989)	(3,482)	493

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $360,000 and $720,000 for the three and six months ended June 30, 2024, respectively, and $2,236,000 and $3,845,000 for the three and six months ended June 30, 2023 that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenues	$744	$570	$1,498	$1,056
Selling, general and administrative	1,757	1,626	3,676	3,146
Research and development	930	816	2,037	1,627
Total stock-based compensation	$3,431	$3,012	$7,211	$5,829

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	$3,167	$2,701	$6,633	$5,197
ESPP	264	311	578	632
Total stock-based compensation	$3,431	$3,012	$7,211	$5,829

7. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $227,000 and $198,000 for the three month periods ended June 30, 2024 and 2023, respectively, and $424,000 and $396,000 for the six month periods ended June 30, 2024 and 2023, respectively. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four (84) months, commencing June 1, 2024 and ending May 31, 2031.

8. Income Taxes

The provision for income taxes is based on the estimated annual effective tax rate for the year, which includes estimated federal, state and foreign income taxes on the Company’s projected pre-tax income (loss).

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision for income taxes	$4,216	$2,537	$5,287	$3,678
Effective income tax rate	139.6%	12.9%	(51.0)%	11.5%

The effective tax rates differ from the statutory tax rates for the three and six months ended June 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and six months ended June 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and the rate for the quarter continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s close to breakeven performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

As of June 30, 2024, the Company had a valuation allowance of approximately $52,291,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of June 30, 2024, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2024. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS has closed examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

9. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income attributable to Vicor Corporation	$(1,196)	$17,101	$(15,669)	$28,345
Denominator:
Denominator for basic net (loss) income per share-weighted average shares (1)	44,855	44,230	44,686	44,196
Effect of dilutive securities:
Employee stock options (2)	—	676	—	711
Denominator for diluted net (loss) income per share – adjusted weighted-average shares and assumed conversions	44,855	44,906	44,686	44,907

Basic net (loss) income per share	$(0.03)	$0.39	$(0.35)	$0.64
Diluted net (loss) income per share	$(0.03)	$0.38	$(0.35)	$0.63

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 3,083,375 shares of Common Stock for the three and six months ended June 30, 2024 were not included in the calculation of net loss per share as the effect would have been antidilutive. Options to purchase 1,574,000 and 1,307,000

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

shares of Common Stock for the three and six months ended June 30, 2023, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

10. Commitments and Contingencies

At June 30, 2024, the Company had approximately $14,986,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

As previously reported in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, the Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “District Court”). SynQor alleged that certain Vicor products infringed certain United States Patents owned by SynQor.

On October 26, 2022, after a trial in the District Court, the jury returned a verdict finding that the Company willfully infringed one SynQor patent, and awarding SynQor damages in the amount of $6,500,000.

On May 20, 2024, the District Court issued an Amended Corrected Final Judgment, awarding SynQor actual damages of $6,500,000, enhanced damages of $4,500,000, costs in the amount of approximately $87,000, attorney fees in the amount of $9,500,000, and pre-judgment interest of approximately $5,400,000, for a total judgment of approximately $26,000,000. In addition, the Court ordered that post-judgment interest would accrue at an amount of $2,323 per day starting on April 24, 2024 until the judgment is paid, compounded annually, and that additional post-judgment interest in the amount of $1,351 per day would accrue starting on May 20, 2024 until the judgment is paid, compounded annually.

On May 22, 2024, the Company filed an appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit. That appeal remains pending.

In accordance with applicable accounting standards, the Company recorded a litigation related accrual of $6,500,000 in the third quarter of 2022 and incremental litigation related accruals of $17,200,000 in the first quarter of 2024 and $2,300,000 in the second quarter of 2024 when the Amended Corrected Final Judgment was issued, for a total of $26,000,000, as its estimate based on the awarded judgments, including enhanced damages, pre-judgment interest, costs and attorney fees. The final determination of the litigation related accrual amount will be subject to appeal and could differ from the recorded liability.

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post judgment interest of approximately $212,000 in the second quarter of 2024 within the Selling, general and administrative expenses on the Statement of Operations and the associated Accrued litigation account.

On July 11, 2024, purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of California against the Company and the Company’s Chief Executive Officer, President and Chairman. On July 25, 2024, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company; the Company’s Chief Executive Officer, President and Chairman; the Company’s Chief Financial Officer, Treasurer, Secretary and Director; and the Company’s Vice President of Global Sales and Marketing and Director. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaints seek damages, interest and attorneys’ fees and costs. The plaintiffs are in the process of serving their complaints, and no substantive proceedings have taken place. The Company believes the plaintiffs’ claims are without merit and intends to vigorously defend against the lawsuits.

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

June 30, 2024

(unaudited)

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

Other new pronouncements issued but not effective until after June 30, 2024 are not expected to have a material impact on the Company’s consolidated financial statements.

12. Subsequent Event

In November 2000, the Company’s Board of Directors authorized the repurchase of up to $30,000,000 of the Company’s Common Stock (the “November 2000 Plan”). The November 2000 Plan authorized the Company to make such repurchases from time to time in the open market or through privately negotiated transactions. As of June 30, 2024, the Company had approximately $8,541,000 remaining available for repurchases of the Company’s Common Stock under the November 2000 Plan. In July 2024, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s Common Stock (the “New Repurchase Authorization”), which replaces, in its entirety, the November 2000 Plan. No further repurchases will be made pursuant to the November 2000 Plan. The timing and amounts of Common Stock repurchases pursuant to the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions. The New Repurchase Authorization does not expire.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Summary of Second Quarter 2024 Financial Performance Compared to First Quarter 2024 Financial Performance

The following summarizes our financial performance for the second quarter of 2024, compared to the first quarter of 2024:

•
Net revenues increased 2.4% to $85,854,000 for the second quarter of 2024, from $83,872,000 for the first quarter of 2024. Net revenues for Brick Products decreased 2.7% compared to the first quarter of 2024, primarily due to reduced market demand. Advanced Products net revenues increased 7.1% compared to the first quarter of 2024, primarily due to reduced manufacturing constraints and increased royalty revenue in the second quarter of 2024.
•
Export sales represented approximately 43.3% of total net revenues in the second quarter of 2024 as compared to 42.6% in the first quarter of 2024.
•
Gross margin decreased to $42,771,000 for the second quarter of 2024 from $45,123,000 for the first quarter of 2024, with gross margin, as a percentage of net revenues, decreasing to 49.8% for the second quarter of 2024 from 53.8% for the first quarter of 2024. The decrease in gross margin dollars and gross margin percentage was primarily attributable to the overall unfavorable sales mix on slightly higher sales volume in the second quarter of 2024, offset by production efficiencies and lower supply chain costs, including a reduction of freight-in and tariff spending of $1,041,000 (net of approximately $662,000 in duty drawback recovery in the second quarter of 2024 and $0 in duty drawback recovery in the first quarter of 2024 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $153,794,000 at the end of the second quarter of 2024, as compared to $150,340,000 at the end of the first quarter of 2024.
•
Operating expenses for the second quarter of 2024 decreased $18,681,000, or 30.5%, to $42,557,000 from $61,238,000 for the first quarter of 2024. Selling, general and administrative expenses decreased approximately $2,681,000, primarily due to a decrease in legal expenses. Research and development expenses decreased approximately $1,100,000, primarily due to a decrease in project and pre-production materials. Litigation-contingency expense related to the litigation with SynQor, Inc. ("SynQor") was $2,300,000 for the second quarter of 2024, compared to $17,200,000 for the first quarter of 2024. See Note 10 to the Condensed Consolidated Financial Statements for additional information.
•
We reported a net loss for the second quarter of 2024 of $(1,196,000), or $(0.03) per diluted share, compared to a net loss of $(14,473,000), or $(0.33) per diluted share, for the first quarter of 2024.
•
For the second quarter of 2024, depreciation and amortization totaled $4,661,000 and capital additions totaled $6,141,000 as compared to depreciation and amortization of $4,614,000 and capital additions of $7,270,000 for the first quarter of 2023.
•
Inventories decreased by approximately $3,232,000, or 2.9%, to $109,084,000 at June 30, 2024, compared to $112,316,000 at March 31, 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net revenues for the second quarter of 2024 were $85,854,000, a decrease of $20,893,000, or 19.6%, as compared to $106,747,000 for the second quarter of 2023. Net revenues, by product line, for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

(Decrease) increase
2024	2023	$	%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

Advanced Products	$46,368	$67,513	$(21,145)	(31.3)%
Brick Products	39,486	39,234	252	0.6%
Total	$85,854	$106,747	$(20,893)	(19.6)%

The decrease in net revenues for Advanced Products was primarily due to our continued softness in underpenetrated markets, partially offset by increased royalty revenue in the quarter.

Gross margin for the second quarter of 2024 decreased $12,402,000, or 22.5%, to $42,771,000, from $55,173,000 for the second quarter of 2023. Gross margin, as a percentage of net revenues, decreased to 49.8% for the second quarter of 2024, compared to 51.7% for the second quarter of 2023. The decrease in gross margin dollars and gross margin percentage was primarily attributable to lower sales volume and to a lesser extent an unfavorable sales mix on that sales volume, offset by higher royalty revenue and production efficiencies and supply chain costs, including a reduction of $782,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and an increase in freight-in and tariff spending of $710,000 (net of approximately $662,000 in duty drawback recovery in the second quarter of 2024 and $2,750,000 in duty drawback recovery in the second quarter of 2023 of previously paid tariffs).

Selling, general and administrative expenses were $23,318,000 for the second quarter of 2024, an increase of $2,943,000, or 14.4%, from $20,375,000 for the second quarter of 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 27.2% for the second quarter of 2024 from 19.1% for the second quarter of 2023. The components of the $2,943,000 increase in selling, general and administrative expenses for the second quarter of 2024 from the second quarter of 2023 were as follows (dollars in thousands):

	Increase (decrease)
Legal	$3,290	384.1%	(1)
Compensation	537	4.3%	(2)
Outside services	181	21.4%	(3)
Advertising	(198)	(14.6)%	(4)
Commissions	(823)	(99.7)%	(5)
Other, net	(44)	(1.1)%
	$2,943	14.4%

(1)
Increase primarily attributable to an increase in activity related to corporate legal matters, asserting our intellectual property rights.
(2)
Increase primarily attributable to higher stock-based compensation expense associated with stock options awarded in May 2024 and an increase in fringe benefits accruals.
(3)
Increase primarily attributable to an increase in the use of consultants.

(4)
Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(5)
Decrease primarily attributable to a reduced use of outside sales representatives.

Research and development expenses were $16,939,000 for the second quarter of 2024, an increase of $4,000, or 0.0%, compared to $16,935,000 for the second quarter of 2023. As a percentage of net revenues, research and development expenses increased to 19.7% for the second quarter of 2024 from 15.9% for the second quarter of 2023.

Litigation-contingency expense was $2,300,000 for the second quarter of 2024 which related to the SynQor litigation, as compared to $0 for the second quarter of 2023. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

The significant components of ''Other income (expense), net'' for the three months ended June 30, 2024 and 2023 and the changes between the periods were as follows (in thousands):

	2024	2023	Increase (decrease)
Interest income, net	$2,810	$1,785	$1,025
Rental income	227	198	29
Foreign currency losses, net	(185)	(212)	27
Other, net	(45)	5	(50)
	$2,807	$1,776	$1,031

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced less unfavorable foreign currency exchange rate fluctuations in the second quarter of 2024 compared to the second quarter of 2023. Interest income for the three months ended June 30, 2024 increased due to higher balances of cash and cash equivalents held by the Company.

Income before income taxes was $3,021,000 for the second quarter of 2024, as compared to $19,639,000 for the second quarter of 2023.

The provision for income taxes and the effective income tax rates for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Provision for income taxes	$4,216	$2,537
Effective income tax rate	139.6%	12.9%

The effective tax rates differ from the statutory tax rates for the three months ended June 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three months ended June 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and the rate for the quarter continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s close to breakeven performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported a net loss for the second quarter of 2024 of $(1,196,000), or $(0.03) per diluted share, compared to net income of $17,101,000, or $0.38 per diluted share, for the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net revenues for the six months ended June 30, 2024 were $169,726,000, a decrease of $34,837,000, or 17.0%, from $204,563,000 for the six months ended June 30, 2023. Net revenues, by product line, for the six months ended June 30, 2024 and the six months ended June 30, 2023 were as follows (dollars in thousands):

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

			Decrease
	2024	2023	$	%
Advanced Products	$89,648	$118,804	$(29,156)	(24.5)%
Brick Products	80,078	85,759	(5,681)	(6.6)%
Total	$169,726	$204,563	$(34,837)	(17.0)%

The decrease in net revenues for Advanced Products was primarily due to continued softness in underpenetrated markets, partially offset by increased royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

Gross margin for the six months ended June 30, 2024 decreased $13,813,000, or 13.6%, to $87,894,000 from $101,707,000 for the six months ended June 30, 2023. Gross margin, as a percentage of net revenues, increased to 51.8% for the six month period ended June 30, 2024, as compared to 49.7% for the six month period ended June 30, 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in the first six months of 2024, with the increase in gross margin percentage primarily attributable to improved sales mix on that volume, including royalty revenue, compared to the first six months of 2023 and certain reductions in supply chain costs, including a reduction of $1,967,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, and an increase in freight-in and tariff spending of $1,932,000 (net of approximately $662,000 in duty drawback recovery in the first six months of 2024 and $5,715,000 in duty drawback recovery in the first six months of 2023 of previously paid tariffs).

Selling, general and administrative expenses were $49,317,000 for the six months ended June 30, 2024, an increase of $8,719,000, or 21.5%, compared to $40,598,000 for the six months ended June 30, 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 29.1% for the six months ended June 30, 2024 from 19.8% for the six months ended June 30, 2023. The components of the $8,719,000 increase in selling, general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$8,460	382.0%	(1)
Compensation	885	3.6%	(2)
Outside services	366	22.4%	(3)
Professional services fees	207	18.4%	(4)
Advertising	206	8.7%	(5)
Travel expense	97	8.5%
Commissions	(1,568)	(88.6)%	(6)
Other, net	66	1.2%
	$8,719	21.5%
(1)
Increase primarily attributable to an increase in activity related to corporate legal matters, asserting our intellectual property rights.
(2)
Increase primarily attributable to annual compensation adjustments in May 2024 and higher stock-based compensation expense associated with stock options awarded in May 2024.
(3)
Increase primarily attributable to an increase in the use of consultants.
(4)
Increase primarily attributable to an increase in audit and tax fees.

(5)
Increase primarily attributable to increases in sales support expenses, direct mailings, and advertising in trade publications.
(6)
Decrease primarily attributable to a reduced use of outside sales representatives.

Research and development expenses were $34,978,000 for the six months ended June 30, 2024, an increase of $2,174,000, or 6.6%, from $32,804,000 for the six months ended June 30, 2023. As a percentage of net revenues, research and development expenses increased to 20.6% for the six months ended June 30, 2024 from 16.0% for the six months ended June 30, 2023. The components of

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

the $2,174,000 increase in research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows (dollars in thousands):

	Increase (decrease)
Overhead absorption	$1,323	82.0%	(1)
Compensation	478	2.2%	(2)
Outside services	239	60.3%	(3)
Depreciation and amortization	196	14.4%
Project and pre-production materials	182	3.3%
Equipment set-up and calibration	163	43.8%
Facilities allocations	114	7.5%
Supplies	(516)	(41.6)%	(4)
Other, net	(5)	(0.2)%
	$2,174	6.6%
(1)
Increase primarily attributable to a decrease in research and development personnel incurring time on production activities, compared to research and development activities.
(2)
Increase primarily attributable to annual compensation adjustments in May 2024 and higher stock-based compensation expense associated with stock options awarded in May 2024.
(3)
Increase primarily attributable to an increase in the use of consultants.
(4)
Decrease in engineering supplies.

Litigation-contingency expense was $19,500,000 for the six months ended June 30, 2024 which related to the SynQor litigation, as compared to $0 for the six months ended June 30, 2023. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation.

The significant components of ''Other income (expense), net'' for the six months ended June 30, 2024 and the six months ended June 30, 2023 and the changes from period to period were as follows (in thousands):

			Increase
	2024	2023	(decrease)
Interest income, net	$5,593	$3,511	$2,082
Rental income	424	396	28
Foreign currency losses, net	(464)	(193)	(271)
Other, net	(22)	12	(34)
	$5,531	$3,726	$1,805

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in the first six months of 2024 compared to the first six months of 2023. Interest income for the six months ended June 30, 2024 increased due to higher balances of cash and cash equivalents held by the Company.

Income (loss) before income taxes was $(10,370,000) for the six months ended June 30, 2024, as compared to $32,031,000 for the six months ended June 30, 2023.

The provision for income taxes and the effective income tax rates for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

	2024	2023
Provision for income taxes	$5,287	$3,678
Effective income tax rate	(51.0)%	11.5%

The effective tax rates differ from the statutory tax rates for the six months ended June 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the six months ended June 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and the rate for the six months ended June 30, 2024 continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s six month performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported a net loss for the six months ended June 30, 2024 of $(15,669,000), or $(0.35) per diluted share, as compared to net income of $28,345,000, or $0.63 per diluted share, for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $251,884,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 6.4:1 as of June 30, 2024 and 9.5:1 as of December 31, 2023. Working capital, defined as total current assets less total current liabilities, decreased $8,698,000 to $367,499,000 as of June 30, 2024 from $376,197,000 as of December 31, 2023.

The changes in working capital from December 31, 2023 to June 30, 2024 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$9,665
Accounts receivable	2,226
Inventories	2,505
Other current assets	573
Accounts payable	(169)
Accrued compensation and benefits	(891)
Accrued expenses	(1,068)
Accrued litigation	(19,712)
Short-term deferred revenue	501
Other	(2,328)
$(8,698)

The primary sources of cash for the six months ended June 30, 2024 were $18,148,000 generated from operations, and $5,138,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the six months ended June 30, 2024 were for the purchase of property and equipment of $13,411,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). The November 2000 Plan authorized us to make such repurchases from time to time in the open market or through privately negotiated transactions. We did not repurchase shares of Common Stock under the November 2000 Plan during the

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2024

three months ended June 30, 2024. As of June 30, 2024, we had approximately $8,541,000 remaining available for repurchases of our Common Stock under the November 2000 Plan.

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

As of June 30, 2024, we had a total of approximately $14,986,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,133,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2024. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Vicor Corporation

June 30, 2024

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2024, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of June 30, 2024.

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

June 30, 2024

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2024). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2024

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5 — Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: July 31, 2024	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)