Form 10-Q
period 2024-09-30
VICOR CORP
filed 2024-10-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 22, 2024 was:

Common Stock, $.01 par value	33,394,873
Class B Common Stock, $.01 par value	11,738,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$267,605	$242,219
Accounts receivable, net	58,525	52,631
Inventories	105,761	106,579
Other current assets	18,933	18,937
Total current assets	450,824	420,366
Long-term deferred tax assets, net	288	296
Long-term investment, net	2,640	2,530
Property, plant and equipment, net	158,779	157,689
Other assets	20,231	14,006
Total assets	$632,762	$594,887
Liabilities and Equity
Current liabilities:
Accounts payable	$15,724	$12,100
Accrued compensation and benefits	12,449	11,227
Accrued litigation	26,550	6,500
Accrued expenses	6,429	5,093
Short-term lease liabilities	1,739	1,864
Sales allowances	2,640	3,482
Income taxes payable	642	746
Short-term deferred revenue and customer prepayments	4,198	3,157
Total current liabilities	70,371	44,169
Long-term deferred revenue	—	1,020
Long-term income taxes payable	1,916	2,228
Long-term lease liabilities	5,605	6,364
Total liabilities	77,892	53,781
Commitments and contingencies (Note 10)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,738,718 shares issued and outstanding in 2024; 11,743,218 shares issued and outstanding in 2023	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,043,443 shares issued and 33,394,333 shares outstanding in 2024; 44,142,595 shares issued and 32,507,789 shares outstanding in 2023	452	445
Additional paid-in capital	402,117	383,832
Retained earnings	292,557	296,674
Accumulated other comprehensive loss	(1,198)	(1,273)
Treasury stock at cost: 11,649,110 shares in 2024 and 11,634,806 shares in 2023	(139,424)	(138,927)
Total Vicor Corporation stockholders’ equity	554,622	540,869
Noncontrolling interest	248	237
Total equity	554,870	541,106
Total liabilities and equity	$632,762	$594,887

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$93,166	$107,844	$262,892	$312,407
Cost of revenues	47,422	51,966	129,254	154,822
Gross margin	45,744	55,878	133,638	157,585
Operating expenses:
Selling, general and administrative	23,398	22,422	72,715	63,020
Research and development	16,960	17,752	51,938	50,556
Litigation-contingency expense	—	—	19,500	—
Total operating expenses	40,358	40,174	144,153	113,576
Income (loss) from operations	5,386	15,704	(10,515)	44,009
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	40	20	110	(11)
Less: portion of (gains) losses recognized in other comprehensive income	(40)	(20)	(110)	11
Net credit gains recognized in earnings	—	—	—	—
Other income (expense), net	3,713	1,917	9,244	5,643
Total other income (expense), net	3,713	1,917	9,244	5,643
Income (loss) before income taxes	9,099	17,621	(1,271)	49,652
Less: (Benefit) provision for income taxes	(2,455)	1,038	2,832	4,716
Consolidated net income (loss)	11,554	16,583	(4,103)	44,936
Less: Net income attributable to noncontrolling interest	2	1	14	9
Net income (loss) attributable to Vicor Corporation	$11,552	$16,582	$(4,117)	$44,927

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.26	$0.37	$(0.09)	$1.01
Diluted	$0.26	$0.37	$(0.09)	$1.00
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	45,117	44,433	44,829	44,275
Diluted	45,174	45,187	44,829	45,000

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated net income (loss)	$11,554	$16,583	$(4,103)	$44,936
Foreign currency translation gains (losses), net of tax (1)	373	(77)	(38)	(267)
Unrealized gains (losses) on available-for-sale securities, net of tax (1)	40	20	110	(11)
Other comprehensive income (loss)	413	(57)	72	(278)
Consolidated comprehensive income (loss)	11,967	16,526	(4,031)	44,658
Less: Comprehensive income (loss) attributable to noncontrolling interest	30	(6)	11	(12)
Comprehensive income (loss) attributable to
Vicor Corporation	$11,937	$16,532	$(4,042)	$44,670

(1)
The deferred tax assets associated with foreign currency translation losses and unrealized gains (losses) on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2024 and 2023. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2024 and 2023.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Operating activities:
Consolidated net (loss) income	$(4,103)	$44,936
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,016	13,202
Stock-based compensation expense	11,245	9,287
Provision for doubtful accounts	—	43
Litigation-contingency expense	19,500	—
(Decrease) increase in long-term deferred revenue	(1,020)	1,235
Decrease (increase) in other assets	788	(260)
Deferred income taxes	5	(61)
Decrease in long-term income taxes payable	(312)	(14)
Change in current assets and liabilities, net	606	(15,374)
Net cash provided by operating activities	40,725	52,994
Investing activities:
Additions to property, plant and equipment and internal-use software	(21,866)	(26,289)
Net cash used for investing activities	(21,866)	(26,289)
Financing activities:
Proceeds from employee stock plans	7,047	10,503
Repurchases of Common Stock	(497)	—
Net cash provided by financing activities	6,550	10,503
Effect of foreign exchange rates on cash	(23)	(35)
Net increase in cash and cash equivalents	25,386	37,173
Cash and cash equivalents at beginning of period	242,219	190,611
Cash and cash equivalents at end of period	$267,605	$227,784
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,976	$2,364

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2024
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457
Issuance of Common Stock under employee stock plans		1	1,908				1,909		1,909
Stock-based compensation expense			4,034				4,034		4,034
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive income, net of tax:
Net income				11,552			11,552	2	11,554
Other comprehensive income					385		385	28	413
Total comprehensive income							11,937	30	11,967
Balance on September 30, 2024	$118	$452	$402,117	$292,557	$(1,198)	$(139,424)	$554,622	$248	$554,870

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		7	7,040				7,047		7,047
Stock-based compensation expense			11,245				11,245		11,245
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive (loss) income, net of tax:
Net (loss) income				(4,117)			(4,117)	14	(4,103)
Other comprehensive income (loss)					75		75	(3)	72
Total comprehensive (loss) income							(4,042)	11	(4,031)
Balance on September 30, 2024	$118	$452	$402,117	$292,557	$(1,198)	$(139,424)	$554,622	$248	$554,870

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2023
Balance on June 30, 2023	$118	$443	$368,914	$271,424	$(1,195)	$(138,927)	$500,777	$242	$501,019
Issuance of Common Stock under employee stock plans		2	7,779				7,781		7,781
Stock-based compensation expense			3,458				3,458		3,458
Components of comprehensive income (loss), net of tax:
Net income				16,582			16,582	1	16,583
Other comprehensive loss					(50)		(50)	(7)	(57)
Total comprehensive income (loss)							16,532	(6)	16,526
Balance on September 30, 2023	$118	$445	$380,151	$288,006	$(1,245)	$(138,927)	$528,548	$236	$528,784

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2023
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		4	10,499				10,503		10,503
Stock-based compensation expense			9,287				9,287		9,287
Components of comprehensive income (loss), net of tax:
Net income				44,927			44,927	9	44,936
Other comprehensive loss					(257)		(257)	(21)	(278)
Total comprehensive income (loss)							44,670	(12)	44,658
Balance on September 30, 2023	$118	$445	$380,151	$288,006	$(1,245)	$(138,927)	$528,548	$236	$528,784

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2024. The balance sheet at December 31, 2023 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024.

2. Inventories

Inventories were as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$77,930	$88,716
Work-in-process	17,906	10,525
Finished goods	9,925	7,338
	$105,761	$106,579

3. Investments

As of September 30, 2024 and December 31, 2023, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,640,000 and $2,530,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2024, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

Details of our investments are as follows (in thousands):

	September 30, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$230,421	$—
Failed Auction Security	—	2,640
Total	230,421	2,640

Other measurement basis:
Cash on hand	37,184	—
Total	$267,605	$2,640

	December 31, 2023
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$209,489	$—
Failed Auction Security	—	2,530
Total	209,489	2,530

Other measurement basis:
Cash on hand	32,730	—
Total	$242,219	$2,530

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	360	$2,640

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	470	$2,530

As of September 30, 2024, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on September 30, 2024, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in nineteen years	$3,000	$2,640

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2024
Cash equivalents:
Money market funds	$230,421	$—	$—	$230,421
Long-term investment:
Failed Auction Security	—	—	2,640	2,640

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash equivalents:
Money market funds	$209,489	$—	$—	$209,489
Long-term investment:
Failed Auction Security	—	—	2,530	2,530

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2024 was as follows (in thousands):

Balance at the beginning of the period	$2,530
Gain included in Other comprehensive loss	110
Balance at the end of the period	$2,640

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of September 30, 2024.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

5. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
United States	$24,943	$22,579	$47,522
Europe	7,906	3,044	10,950
Asia Pacific	10,777	23,433	34,210
All other	138	346	484
	$43,764	$49,402	$93,166

	Nine Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
United States	$71,348	$72,996	$144,344
Europe	21,322	10,474	31,796
Asia Pacific	30,265	55,087	85,352
All other	907	493	1,400
	$123,842	$139,050	$262,892

	Three Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
United States	$21,279	$18,889	$40,168
Europe	10,392	5,808	16,200
Asia Pacific	17,024	33,623	50,647
All other	737	92	829
	$49,432	$58,412	$107,844

	Nine Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
United States	$60,764	$48,426	$109,190
Europe	24,893	15,869	40,762
Asia Pacific	46,998	112,686	159,684
All other	2,536	235	2,771
	$135,191	$177,216	$312,407

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$25,854	$29,405	$55,259
Stocking distributors, net of sales allowances	17,724	6,367	24,091
Non-recurring engineering	186	(100)	86
Royalties	—	13,370	13,370
Other	—	360	360
	$43,764	$49,402	$93,166

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

	Nine Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$66,902	$78,758	$145,660
Stocking distributors, net of sales allowances	56,289	24,368	80,657
Non-recurring engineering	651	4,023	4,674
Royalties	—	30,821	30,821
Other	—	1,080	1,080
	$123,842	$139,050	$262,892

	Three Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$27,748	$37,384	$65,132
Stocking distributors, net of sales allowances	21,461	9,673	31,134
Non-recurring engineering	223	6,726	6,949
Royalties	—	4,269	4,269
Other	—	360	360
	$49,432	$58,412	$107,844

	Nine Months Ended September 30, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$82,669	$134,953	$217,622
Stocking distributors, net of sales allowances	51,536	21,070	72,606
Non-recurring engineering	986	11,650	12,636
Royalties	—	8,745	8,745
Other	—	798	798
	$135,191	$177,216	$312,407

The following table presents the changes in certain contract liabilities (in thousands):

	September 30, 2024	December 31, 2023	Change
Short-term deferred revenue and customer prepayments	$(4,198)	$(3,157)	$(1,041)
Long-term deferred revenue	—	(1,020)	1,020
Sales allowances	(2,640)	(3,482)	842

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $360,000 and $1,080,000 for the three and nine months ended September 30, 2024, respectively, and $3,711,000 and $7,486,000 for the three and nine months ended September 30, 2023 that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

6. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenues	$886	$693	$2,384	$1,749
Selling, general and administrative	2,036	1,788	5,712	4,934
Research and development	1,112	977	3,149	2,604
Total stock-based compensation	$4,034	$3,458	$11,245	$9,287

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	$3,783	$3,161	$10,416	$8,358
ESPP	251	297	829	929
Total stock-based compensation	$4,034	$3,458	$11,245	$9,287

7. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 and $198,000 for the three month periods ended September 30, 2024 and 2023, respectively, and $708,000 and $594,000 for the nine month periods ended September 30, 2024 and 2023, respectively. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four (84) months, commencing June 1, 2024 and ending May 31, 2031.

8. Income Taxes

The (benefit) provision for income taxes includes estimated federal, state and foreign income taxes.

The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Benefit) provision for income taxes	$(2,455)	$1,038	$2,832	$4,716
Effective income tax rate	(27.0)%	5.9%	(222.8)%	9.5%

For the three months ended September 30, 2024, the Company calculated the U.S. income tax provision using the discrete method as this was more appropriate given the facts and circumstances. The Company determined that the application of the estimated annual effective tax rate method generally required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes, results in a disproportionate tax provision (benefit) for income taxes for the quarter relative to the expected provision for the full year.

The effective tax rates differ from the statutory tax rates for the three and nine months ended September 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The (benefit) provision for

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

income taxes for the three and nine months ended September 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and rate for the three months and nine months ended September 30, 2024 continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s close to breakeven performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax expense. This is further compounded by the Company not recording a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

As of September 30, 2024, the Company had a valuation allowance of approximately $52,291,000 against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company faces uncertainties in forecasting its operating results due to supply and factory capacity constraints, certain process issues with the production of Advanced Products and the unpredictability in certain markets. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of September 30, 2024, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2024. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and the Company’s concerns about industry uncertainty and world events, supply and factory capacity constraints, and process issues with the production of Advanced Products are resolved, and the amount of tax benefits the Company is able to utilize to the point that the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Condensed Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

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

9. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:
Net income (loss) attributable to Vicor Corporation	$11,552	$16,582	$(4,117)	$44,927
Denominator:
Denominator for basic net income (loss) per share-weighted average shares (1)	45,117	44,433	44,829	44,275
Effect of dilutive securities:
Employee stock options (2)	57	754	—	725
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	45,174	45,187	44,829	45,000

Basic net income (loss) per share	$0.26	$0.37	$(0.09)	$1.01
Diluted net income (loss) per share	$0.26	$0.37	$(0.09)	$1.00

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 2,875,975 and 2,971,033 shares of Common Stock for the three and nine months ended September 30, 2024, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive. Options to purchase 1,012,045 and 1,473,749 shares of Common Stock for the three and nine months ended September 30, 2023, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

10. Commitments and Contingencies

At September 30, 2024, the Company had approximately $14,073,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

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

On May 20, 2024, the District Court issued an Amended Corrected Final Judgment, awarding SynQor actual damages of $6,500,000, enhanced damages of $4,500,000, costs in the amount of approximately $87,000, attorney fees in the amount of $9,500,000, and pre-judgment interest of approximately $5,400,000, for a total judgment of approximately $26,000,000. In addition, the District Court ordered that post-judgment interest would accrue at an amount of $2,323 per day starting on April 24, 2024 until the judgment is paid, compounded annually, and that additional post-judgment interest in the amount of $1,351 per day would accrue starting on May 20, 2024 until the judgment is paid, compounded annually.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

awarded judgments, including enhanced damages, pre-judgment interest, costs and attorney fees. The final determination of the litigation related accrual amount will be subject to appeal and could differ from the recorded liability.

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post judgment interest of approximately $338,000 and $550,000 for the three and nine months ended September 30, 2024, respectively, within the Selling, general and administrative expenses on the Statement of Operations and the associated Accrued litigation account.

On July 11, 2024, purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of California against the Company and the Company’s Chief Executive Officer, President and Chairman. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint seeks damages, interest and attorneys’ fees and costs. The plaintiffs were appointed lead plaintiffs on October 24, 2024. The Company believes the plaintiffs’ claims are without merit and intends to vigorously defend against the lawsuit.

On July 25, 2024, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company; the Company’s Chief Executive Officer, President and Chairman; the Company’s Chief Financial Officer, Treasurer, Secretary and Director; and the Company’s Vice President of Global Sales and Marketing and Director. The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act, due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint sought damages, interest and attorneys' fees and costs. On September 24, 2024, the class action lawsuit in the U.S. District Court for the District of Massachusetts was voluntarily dismissed, without prejudice.

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

11. Impact of Recently Issued Accounting Standards

On November 27, 2023, the FASB issued Accounting Standards (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. Early adoption is permitted. The Company expects this ASU to impact disclosures with no impact to the Company’s consolidated financial results.

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

Other new pronouncements issued but not effective until after September 30, 2024 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

Summary of Third Quarter 2024 Financial Performance Compared to Second Quarter 2024 Financial Performance

The following summarizes our financial performance for the third quarter of 2024, compared to the second quarter of 2024:

•
Net revenues increased 8.5% to $93,166,000 for the third quarter of 2024, from $85,854,000 for the second quarter of 2024. Net revenues for Brick Products increased 10.8% compared to the second quarter of 2024, primarily due to market demand. Advanced Products net revenues increased 6.5% compared to the second quarter of 2024, primarily due to increased royalty revenue in the third quarter of 2024.
•
Export sales represented approximately 49.0% of total net revenues in the third quarter of 2024 as compared to 43.3% in the second quarter of 2024.
•
Gross margin increased to $45,744,000 for the third quarter of 2024 from $42,771,000 for the second quarter of 2024, with gross margin, as a percentage of net revenues, decreasing to 49.1% for the third quarter of 2024 from 49.8% for the second quarter of 2024. The increase in gross margin dollars was primarily the result of higher sales volume in the third quarter of 2024, including royalty revenue, with the decrease in gross margin percentage primarily attributable to unfavorable product mix and higher supply chain costs, including increased freight-in and tariff spending of $1,153,000 (net of approximately $56,000 in duty drawback recovery in the third quarter of 2024 and $662,000 in duty drawback recovery in the second quarter of 2024 of previously paid tariffs) offset by production efficiencies.
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $150,590,000 at the end of the third quarter of 2024, as compared to $153,794,000 at the end of the second quarter of 2024.
•
Operating expenses for the third quarter of 2024 decreased $2,199,000, or 5.2%, to $40,358,000 from $42,557,000 for the second quarter of 2024. Litigation-contingency expense related to the litigation with SynQor, Inc. ("SynQor") was $0 for the third quarter of 2024, compared to $2,300,000 for the second quarter of 2024. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the litigation with SynQor.
•
We reported net income for the third quarter of 2024 of $11,552,000, or $0.26 per diluted share, compared to a net loss of $(1,196,000), or $(0.03) per diluted share, for the second quarter of 2024.
•
For the third quarter of 2024, depreciation and amortization totaled $4,741,000 and capital additions totaled $8,455,000 as compared to depreciation and amortization of $4,661,000 and capital additions of $6,141,000 for the second quarter of 2024.
•
Inventories decreased by approximately $3,323,000, or 3.0%, to $105,761,000 at September 30, 2024, compared to $109,084,000 at June 30, 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net revenues for the third quarter of 2024 were $93,166,000, a decrease of $14,678,000, or 13.6%, as compared to $107,844,000 for the third quarter of 2023. Net revenues, by product line, for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

			Decrease
	2024	2023	$	%
Advanced Products	$49,402	$58,412	$(9,010)	(15.4)%
Brick Products	43,764	49,432	(5,668)	(11.5)%
Total	$93,166	$107,844	$(14,678)	(13.6)%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

The decrease in net revenues for Advanced Products was primarily due to continued softness in underpenetrated markets, partially offset by increased royalty revenue in the quarter. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

Gross margin for the third quarter of 2024 decreased $10,134,000, or 18.1%, to $45,744,000, from $55,878,000 for the third quarter of 2023. Gross margin, as a percentage of net revenues, decreased to 49.1% for the third quarter of 2024, compared to 51.8% for the third quarter of 2023. The decrease in gross margin dollars and gross margin percentage was primarily attributable to lower sales volume and unfavorable sales mix on that volume, offset by higher royalty revenue and improved production efficiencies and supply chain costs, including lower freight-in and tariff spending of $430,000 (net of approximately $56,000 in duty drawback recovery in the third quarter of 2024 and $0 in duty drawback recovery in the third quarter of 2023 of previously paid tariffs).

Selling, general and administrative expenses were $23,398,000 for the third quarter of 2024, an increase of $976,000, or 4.4%, from $22,422,000 for the third quarter of 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 25.1% for the third quarter of 2024 from 20.8% for the third quarter of 2023. The components of the $976,000 increase in selling, general and administrative expenses for the third quarter of 2024 from the third quarter of 2023 were as follows (dollars in thousands):

	Increase (decrease)
Legal	$1,312	44.1%	(1)
Compensation	440	3.6%	(2)
Litigation, other	377	100.0%	(3)
Project Materials	149	100.0%
Outside services	(474)	(33.9)%	(4)
Commissions	(963)	(100.0)%	(5)
Other, net	135	2.6%
	$976	4.4%

(1)
Increase primarily attributable to an increase in activity related to corporate legal matters, including the assertion of our intellectual property rights.
(2)
Increase primarily attributable to higher stock-based compensation expense associated with stock options awarded in May 2024.
(3)
Increase primarily attributable to an increase in post-judgment interest relating to the SynQor litigation-contingency accrual.

(4)
Decrease primarily attributable to a decrease in the use of consultants.
(5)
Decrease primarily attributable to the fact that the Company no longer uses outside sales representatives.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

Research and development expenses were $16,960,000 for the third quarter of 2024, a decrease of $792,000, or 4.5%, compared to $17,752,000 for the third quarter of 2023. As a percentage of net revenues, research and development expenses increased to 18.2% for the third quarter of 2024 from 16.5% for the third quarter of 2023. The components of the $792,000 decrease in research and development expenses for the third quarter of 2024 from the third quarter of 2023 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$(1,343)	(41.8)%	(1)
Supplies	(448)	(58.1)%	(2)
Deferred costs	129	100.0%
Facilities allocations	179	22.5%
Overhead absorption	207	77.1%	(3)
Compensation	325	3.0%	(4)
Other, net	159	6.6%
	$(792)	(4.5)%
(1)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.
(2)
Decrease in engineering supplies.
(3)
Increase primarily attributable to a decrease in research and development personnel incurring time on production activities, compared to research and development activities.
(4)
Increase primarily attributable to higher stock-based compensation expense associated with stock options awarded in May 2024.

The significant components of ''Other income (expense), net'' for the three months ended September 30, 2024 and 2023 and the changes between the periods were as follows (in thousands):

	2024	2023	Increase (decrease)
Interest income, net	$3,032	$1,989	$1,043
Rental income	284	198	86
Foreign currency gains (losses), net	404	(273)	677
Other, net	(7)	3	(10)
	$3,713	$1,917	$1,796

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the third quarter of 2024 compared to the third quarter of 2023. Interest income for the three months ended September 30, 2024 increased due to higher balances of cash and cash equivalents held by the Company.

Income before income taxes was $9,099,000 for the third quarter of 2024, as compared to $17,621,000 for the third quarter of 2023.

The (benefit) provision for income taxes and the effective income tax rates for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
(Benefit) provision for income taxes	$(2,455)	$1,038
Effective income tax rate	(27.0)%	5.9%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

For the three months ended September 30, 2024, the Company calculated the income tax provision using the discrete method as this was more appropriate given the facts and circumstances. The Company determined that the application of the estimated annual effective tax rate method generally required by FASB ASC 740, Income Taxes, results in a disproportionate tax provision (benefit) for income taxes for the quarter relative to the expected provision for the full year.

The effective tax rates differ from the statutory tax rates for the three months ended September 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The (benefit) provision for income taxes for the three months ended September 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and rate for the three months ended September 30, 2024 continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s close to breakeven performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax expense. This is further compounded by the Company not recording a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the third quarter of 2024 of $11,552,000, or $0.26 per diluted share, compared to net income of $16,582,000, or $0.37 per diluted share, for the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net revenues for the nine months ended September 30, 2024 were $262,892,000, a decrease of $49,515,000, or 15.8%, from $312,407,000 for the nine months ended September 30, 2023. Net revenues, by product line, for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 were as follows (dollars in thousands):

			Decrease
	2024	2023	$	%
Advanced Products	$139,050	$177,216	$(38,166)	(21.5)%
Brick Products	123,842	135,191	(11,349)	(8.4)%
Total	$262,892	$312,407	$(49,515)	(15.8)%

The decrease in net revenues for Advanced Products was primarily due to continued softness in underpenetrated markets, partially offset by increased royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

Gross margin for the nine months ended September 30, 2024 decreased $23,947,000, or 15.2%, to $133,638,000 from $157,585,000 for the nine months ended September 30, 2023. Gross margin, as a percentage of net revenues, increased to 50.8% for the nine-month period ended September 30, 2024, as compared to 50.4% for the nine-month period ended September 30, 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in the first nine months of 2024, with the increase in gross margin percentage primarily attributable to higher royalty revenue and improved production efficiencies compared to the first nine months of 2023 along with certain reductions in supply chain costs, including a reduction of $2,108,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, offset by slightly unfavorable sales mix and an increase in freight-in and tariff spending of $1,502,000 (net of approximately $717,000 in duty drawback recovery in the first nine months of 2024 and $5,715,000 in duty drawback recovery in the first nine months of 2023 of previously paid tariffs).

Selling, general and administrative expenses were $72,715,000 for the nine months ended September 30, 2024, an increase of $9,695,000, or 15.4%, compared to $63,020,000 for the nine months ended September 30, 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 27.7% for the nine months ended September 30, 2024 from 20.2% for the nine

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

months ended September 30, 2023. The components of the $9,695,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$9,772	188.3%	(1)
Compensation	1,325	3.6%	(2)
Litigation, other	615	100.0%	(3)
Advertising	140	3.9%
Consultants	109	205.1%
Commissions	(2,531)	(92.6)%	(4)
Other, net	265	1.8%
	$9,695	15.4%
(1)
Increase primarily attributable to an increase in activity related to corporate legal matters, including the assertion of our intellectual property rights.
(2)
Increase primarily attributable to annual compensation adjustments in May 2024 and higher stock-based compensation expense associated with stock options awarded in May 2024.
(3)
Increase primarily attributable to an increase in post-judgment interest relating to the SynQor litigation-contingency accrual.
(4)
Decrease primarily attributable to a reduced use of outside sales representatives.

Research and development expenses were $51,938,000 for the nine months ended September 30, 2024, an increase of $1,382,000, or 2.7%, from $50,556,000 for the nine months ended September 30, 2023. As a percentage of net revenues, research and development expenses increased to 19.8% for the nine months ended September 30, 2024 from 16.2% for the nine months ended September 30, 2023. The components of the $1,382,000 increase in research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were as follows (dollars in thousands):

	Increase (decrease)
Overhead absorption	$1,530	81.3%	(1)
Compensation	803	2.4%	(2)
Facilities allocations	293	12.6%	(3)
Depreciation and amortization	261	12.6%	(4)
Outside services	202	29.7%	(5)
Gases	189	28.1%
Supplies	(964)	(47.9)%	(6)
Project and pre-production materials	(1,161)	(13.2)%	(7)
Other, net	229	8.0%
	$1,382	2.7%
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
Decrease in engineering supplies.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

(7)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.

Litigation-contingency expense was $19,500,000 for the nine months ended September 30, 2024 which related to the SynQor litigation, as compared to $0 for the nine months ended September 30, 2023. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation.

The significant components of ''Other income (expense), net'' for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 and the changes from period to period were as follows (in thousands):

			Increase
	2024	2023	(decrease)
Interest income, net	$8,625	$5,500	$3,125
Rental income	708	594	114
Foreign currency losses, net	(60)	(466)	406
Other, net	(29)	15	(44)
	$9,244	$5,643	$3,601

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced less unfavorable foreign currency exchange rate fluctuations in the first nine months of 2024 compared to the first nine months of 2023. Interest income for the nine months ended September 30, 2024 increased due to higher balances of cash and cash equivalents held by the Company.

(Loss) income before income taxes was $(1,271,000) for the nine months ended September 30, 2024, as compared to $49,652,000 for the nine months ended September 30, 2023.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Provision for income taxes	$2,832	$4,716
Effective income tax rate	(222.8)%	9.5%

The effective tax rates differ from the statutory tax rates for the nine months ended September 30, 2024 and 2023 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the nine months ended September 30, 2024 and 2023 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company's tax expense and the rate for the nine months ended September 30, 2024 continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company's nine month performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which causes a significant tax expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

See Note 8 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported a net loss for the nine months ended September 30, 2024 of $(4,117,000), or $(0.09) per diluted share, as compared to net income of $44,927,000, or $1.00 per diluted share, for the nine months ended September 30, 2023.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

Liquidity and Capital Resources

As of September 30, 2024, we had $267,605,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 6.4:1 as of September 30, 2024 and 9.5:1 as of December 31, 2023. Working capital, defined as total current assets less total current liabilities, increased $4,256,000 to $380,453,000 as of September 30, 2024 from $376,197,000 as of December 31, 2023.

The changes in working capital from December 31, 2023 to September 30, 2024 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$25,386
Accounts receivable	5,894
Inventories	(818)
Other current assets	(4)
Accounts payable	(3,624)
Accrued compensation and benefits	(1,214)
Accrued expenses	(1,344)
Accrued litigation	(20,050)
Short-term deferred revenue	(1,041)
Other	1,071
$4,256

The primary sources of cash for the nine months ended September 30, 2024 were $40,725,000 generated from operations and $7,047,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the nine months ended September 30, 2024 were for the purchase of property and equipment of $21,866,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of September 30, 2024, we had approximately $99,503,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

As of September 30, 2024, we had a total of approximately $14,073,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,976,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2024

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2024. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Vicor Corporation

September 30, 2024

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2024, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive loss”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of September 30, 2024.

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

September 30, 2024

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2024). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2024

Item 1 — Legal Proceedings

See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Third Quarter 2024	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	—	$—	—	$100,000,000
August 1 - 31, 2024	—	$—	—	$100,000,000
September 1 - 30, 2024	14,304	$34.84	14,304	$99,502,521
Total	14,304	$34.84	14,304	$99,502,521

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

Item 5 — Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except that, on September 12, 2024, Andrew T. D’Amico, a member of the Company’s Board of Directors, adopted a new Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 39,769 shares of the Company’s common stock plus any additional shares that remain unsold under his previous Rule 10b5-1 trading arrangement (the “Prior Plan”). As of September 30, 2024, 14,562 shares remained available for sale pursuant to the Prior Plan. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the new trading arrangement is estimated to be from January 6, 2025 until December 31, 2026.

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

VICOR CORPORATION

Date: October 30, 2024	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)