Form 10-K
period 2024-12-31
VICOR CORP
filed 2025-03-03
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last trading day of the registrant's most recently completed second fiscal quarter (June 28, 2024) was approximately $752,864,109.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 18, 2025
Common Stock	33,443,745
Class B Common Stock	11,738,718

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2025 annual meeting of stockholders are incorporated by reference into Part III.

Auditor Id: 185 Auditor Name: KPMG LLP Auditor Location: Boston, MA

PART I

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Vicor®,” “the Company,” “our company,” “we,” “us,” “our,” and similar references, refer to Vicor Corporation and its subsidiaries, unless otherwise specified.

Our consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Annual Report on Form 10-K. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, consolidated financial condition, operating results, and the share price of our Common Stock. This document and other documents filed by us with the Securities and Exchange Commission ("SEC") include forward-looking statements regarding future events and our future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for our future performance and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the implementation of new manufacturing processes; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Annual Report on Form 10-K. Any forward-looking statement made in this Annual Report on Form 10-K is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

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

Transformation refers to the process of increasing or decreasing an AC voltage; isolation refers to the electrical separation, for safety, of primary and secondary voltages in a transformer; rectification refers to the process of converting a voltage from AC to DC and/or from DC to AC; and regulation refers to the process of providing a near constant voltage under a range of line and load conditions. Because numerous applications requiring different voltages, currents, and varied power ratings may exist within an electronically-powered device, and system power architectures themselves vary, we offer an extensive range of products and accessories in numerous application-specific configurations. We believe our product offering is among the most comprehensive in the market segments we serve. In addition to offering competitively differentiated products for sale, we also offer and engage in licensing arrangements with customers, resulting in royalty revenue.

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

Given the growth profiles and performance requirements of the market segments served with Advanced Products and Brick Products, our strategy involves a continuing transition in organizational focus, emphasizing investment in Advanced Products design and manufacturing, targeting high growth market segments with a low-mix, high-volume operational model, while maintaining a profitable business in mature market segments we serve with Brick Products with a high-mix, low-volume operational model.

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

Annual revenue associated with the sale of Advanced Products which includes royalty revenue, was approximately 55.0%, 55.3%, and 61.0% of the Company’s consolidated revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Annual revenue associated with the sale of Brick Products, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 45.0%, 44.7%, and 39.0% of the Company’s consolidated revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, the Company’s order backlog was approximately $155,505,000, compared to $160,805,000 as of December 31, 2023. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.

Over the course of recent years the supply picture for the semiconductor industry generally improved and we have reduced quoted lead time to 22 – 28 weeks, depending on product family. In the final quarter of 2024, we increased prices for most products as part of our portfolio management process.

A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. In 2024, our order backlog remained approximately flat, and consequently our book-to-bill ratio was approximately 1.0 during the year. An influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume was approximately 30% of 2024 revenue, approximately 18% of 2023 revenue, and approximately 11% of 2022 revenue.

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

For 2024, exports to China and Hong Kong were approximately $45,199,000, representing approximately 12.6% of total revenue and an approximately 36.8% decrease compared to the 2023 total of approximately $71,554,000. We believe this decreased volume was primarily associated with a softer market in this region driving lower demand for our products. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).

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

As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering. We incurred approximately $49,827,000, $52,938,000, and $49,708,000 in marketing and sales expenses in 2024, 2023, and 2022, respectively, representing approximately 13.9%, 13.1%, and 12.5% of revenues in 2024, 2023, and 2022, respectively.

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

Our primary manufacturing processes involve steps common to automated assembly of electronics devices. We also have developed and employ proprietary manufacturing processes that contribute to the differentiated performance of our devices, including the innovative electroplating of our SM-ChiP© modules.

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

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2024, costs associated with tariffs totaled approximately $4,189,000, a decrease of 47.5% compared to $7,985,000 in costs incurred for the year ended December 31, 2023. For the year ended December 31, 2022, costs associated with tariffs totaled approximately $10,201,000. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. We recovered $1,669,000, $6,954,000 and $229,000 for the years ended December 31, 2024, 2023 and 2022, respectively, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

Intellectual Property

Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $68,922,000, $67,857,000, and $60,594,000 in research and development expenses in 2024, 2023, and 2022, respectively, representing approximately 19.2%, 16.8%, and 15.2% of revenues in 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, in the United States, we have been issued 121 patents having expirations scheduled between 2025 and 2040 and have filed a number of patent applications which are still pending, many of which are expected to issue as patents in 2025. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

In addition to generating revenue from product sales, we seek to license our intellectual property. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Revenues from licensing arrangements were approximately $46,595,000, $15,872,000, and $2,801,000 in 2024, 2023, and 2022, respectively, representing approximately 13.0%, 3.9%, and 0.7% of revenues in 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, we had 1,074 full-time employees, of which 984 were in the U.S. and 90 were in our international locations. As of December 31, 2024, we also had 26 part-time temporary employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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
•
intellectual property disputes including disputes relating to the licensing of our intellectual property;
•
our ability to license our intellectual property;
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

For the years ended December 31, 2024, 2023, and 2022, revenues from sales outside the United States were 48.2%, 63.1%, and 67.6%, respectively, of our total revenues. Net revenues from customers in China and Hong Kong, accounted for approximately 12.6% in 2024, approximately 17.7% in 2023, and approximately 18.8% in 2022 of total net revenues. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2024, Section 301 Tariffs totaled approximately $4,189,000, a decrease of 47.5% compared to $7,985,000 incurred for 2023. For the year ended December 31, 2022, costs associated with tariffs totaled approximately $10,201,000. For 2024, 2023 and 2022, Section 301 Tariffs totaled approximately 1.2%, 2.0% and 2.6%, respectively, of annual revenue, representing a reduction in our gross profit margin as a percentage of annual revenue.

We have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. We recovered $1,669,000 for the year ended December 31, 2024, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

Uncertain macroeconomic conditions, extended trade disputes, an evolving and unpredictable tariff environment, export controls, and the relative strength of the U.S. Dollar may reduce end-demand for our customers’ products and, in turn, their purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse conditions may, among other things, result in increased price competition for our products, notably in Brick Product categories, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We cannot predict the extent and/or impact of the current trade and tariff disputes between the United States and other countries, which adds to the uncertainty and risks associated with our business.

Our operating results recently have been influenced by a limited number of customers, and our future results may be similarly influenced.

Since the introduction of our Advanced Products, the Company has derived the majority of its revenue from Advanced Products in any given year from either one customer or a limited number of customers, whether through sales directly to the customer(s), indirectly to the customers’ contract manufacturers, or through royalties. This concentration of revenue is a reflection of the relatively early stage of adoption of the Advanced Products and the associated technologies and power system architectures, and our targeting of market leading innovators as initial customers.

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

We depend on third-party vendors and subcontractors to supply components, assemblies, and services used to manufacture our products, some of which are supplied by a single vendor. In the past, we have experienced shortages of certain semiconductor components and delays in service delivery, have incurred additional and unexpected costs to address the shortages and delays, and have experienced our own delays in production and shipping. While these supply challenges have recently abated, as supply chains loosened up following the pandemic-related shortages and delays, they nonetheless remain risks to our business going forward as the global environment and supply chains are buffeted by changing geopolitical forces.

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

We have been making and will continue to make capital investments for the expansion of manufacturing capacity for the production of Advanced Products at our Andover facility. Over the last few years, as part of the expansion of our Andover facility, we brought in-house the complex electroplating operation previously outsourced to a third-party partner. In addition, work is underway to bring in-house an additional final step associated with the manufacture of power modules, which step is now conducted by a subcontractor at the subcontractor’s facilities. Once this additional manufacturing step has been completed, we may not achieve the anticipated production volumes and operating efficiencies. As we qualify equipment and bring production online, any delay in achieving anticipated operating efficiencies associated with added capacity may cause manufacturing costs to be higher than expected for some period of time, thereby potentially negatively influencing our operating and financial results.

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

On January 1, 2025, Vicor converted from a legacy enterprise resource planning (“ERP”) system to a modern ERP system. While this system change is a technology upgrade, we may not be able to successfully implement the ERP system without delays related to resource constraints or challenges with the design or testing phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to a new ERP system could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP system and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP system is not successfully implemented. If we are not able to effectively integrate the new ERP system, on the anticipated timeline or at all, our operating results and financial condition could be materially and adversely affected.

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

Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability or the ability of our customers and end users to sell products in certain countries and thereby have a material adverse effect on our business, revenue and results of operations. In recent years, the U.S. government has continued to expand the number of foreign entities on the Entity List (a restricted party list that imposes additional licensing requirements on shipments to listed parties). These export controls are, in part, intended to restrict the ability of the People’s Republic of China to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our business, revenue and results of operations.

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

We have continued our expansion of a dedicated sales effort to penetrate the automotive market with our Advanced Products, notably in the electrification of passenger automobiles. Our Power Component Design Methodology provides conversion solutions for 800V, 400V, and 48V within advanced electric vehicles. The automotive market is dominated by relatively few global OEMs and “tiers” of well-established suppliers. Penetrating this market will be challenging and we may not be successful in doing so.

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

Please see Note 16 – Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.

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

Please see Note 16 – Commitments and Contingencies, to the Consolidated Financial Statements for information regarding current litigation related to our intellectual property.

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

We cannot be certain what changes to the regulatory environment might occur under the new administration. However, if the regulatory environment changes in ways that disrupt our business there could be a material and adverse effect on our operations and financial performance.

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

In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2024, we have no plans to declare or pay a cash dividend.

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2024, Dr. Vinciarelli was the beneficial owner of 10,021,388 shares of our Common Stock, plus 6,199 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2024. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 47.3% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

Dr. Vinciarelli owns 93.9% of the issued and outstanding shares of our Class B Common Stock, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of the Class B Common Stock issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 79.6% of our outstanding voting securities, has effective control of our governance.

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

ITEM 2. PROPERTIES

Our corporate headquarters building in Andover, Massachusetts, which we own, provides approximately 90,000 square feet of office space for our sales, marketing, engineering, and administrative personnel. We also own a building of approximately 320,000 square feet in Andover, Massachusetts, which houses all Massachusetts manufacturing activities.

We own a single-story industrial building of approximately 31,000 square feet in Sunnyvale, California, which we have leased on a long-term basis to a corporate tenant, which has occupied the building since June 2016. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

All other domestic and foreign facilities are leased from third-party lessors on arms’ length terms. We believe our owned and leased facilities are adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 – Commitments and Contingencies, to the Consolidated Financial Statements for a complete description of the Company’s legal proceedings.

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

As of February 18, 2025, there were 92 holders of record of our Common Stock and 11 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2024, we have no plans to declare or pay a cash dividend in the foreseeable future.

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

Month of Fourth Quarter 2024	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	—	$—	—	$99,502,521
November 1 - 30, 2024	—	$—	—	$99,502,521
December 1 - 31, 2024	—	$—	—	$99,502,521
Total	—	$—	—	$99,502,521

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of (i) the Company’s Common Stock, (ii) the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, and (iii) the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $750,000,000 and $4,600,000,000.

The graph assumes an investment of $100 on December 31, 2019, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index, and

S&P SmallCap 600 Index

	2019	2020	2021	2022	2023	2024
Vicor Corporation	$100.00	$197.39	$271.79	$115.03	$96.17	$103.39
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P SmallCap 600 Index	$100.00	$111.29	$141.13	$118.41	$137.42	$149.37

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A discussion regarding our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on pages 27-29 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 28, 2024.

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

The Brick Products category largely consists of our broad and well-established families of integrated power converters, incorporating multiple conversion stages, used in conventional power systems architectures. Given the growth profiles of the markets we serve with our Advanced Products line and our Brick Products line, our strategy involves a continuing transition in organizational focus, emphasizing investment in our Advanced Products line and targeting high growth market segments with a low-mix, high-volume operational model, while maintaining a profitable business in the mature market segments we serve with our Brick Products line with a high-mix, low-volume operational model.

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales, including from intellectual property licensing among relatively fewer customers.

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events (most recently evidenced by the COVID-19 pandemic), have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products, and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions have, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, licensing income, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

2024 Financial Highlights

•
Net revenues decreased 11.4% to $359,058,000 for 2024, from $405,059,000 for 2023. Net revenues for Advanced Products for 2024 decreased compared to 2023, primarily due to continued softness in underpenetrated markets, partially offset by increased royalty revenue associated with intellectual property licensing. The decrease in net revenues for Brick Products was primarily due to reduced market demand.
•
Export sales, as a percentage of total revenues, represented approximately 48.2% in 2024 and 63.1% in 2023.
•
Gross margin decreased to $183,998,000 for 2024, from $204,929,000 for 2023. Gross margin, as a percentage of net revenues increased to 51.2% for 2024 from 50.6% for 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in 2024, with the increase in gross margin percentage primarily attributable to higher royalty revenue and improved production efficiencies compared to 2023 along with certain reductions in supply chain costs.
•
Backlog, representing the total of orders received for products for which shipment is scheduled within the next 12 months, was approximately $155,505,000 at the end of 2024, as compared to $160,805,000 at the end of 2023.
•
Operating expenses for 2024 increased $31,737,000, or 20.7%, to $185,308,000 from $153,571,000 for 2023. Litigation-contingency expense was $19,500,000 for 2024, which related to the litigation with SynQor, Inc. ("SynQor"), as compared to $0 for 2023. See Note 16 to the Consolidated Financial Statements for additional information regarding the SynQor litigation-contingency expense.
•
We reported net income for 2024 of $6,129,000, or $0.14 per diluted share, compared to net income of $53,595,000, or $1.19 per diluted share, for 2023.
•
In 2024, as a result of a full year of activities in our expanded manufacturing facility and the related capital equipment being placed in service during the year, depreciation and amortization totaled $18,626,000, and capital expenditures were $23,602,000, compared to $17,240,000 and $33,452,000, respectively, for 2023.
•
Inventories decreased by approximately $547,000, or 0.5%, to $106,032,000 at the end of 2024, as compared to $106,579,000 at the end of 2023.

The following table sets forth certain items of selected consolidated financial information as a percentage of net revenues for the years ended December 31, 2024, 2023, and 2022. This table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Year Ended December 31,
	2024	2023	2022
Net revenues	100.0%	100.0%	100.0%
Gross margin	51.2%	50.6%	45.2%
Selling, general and administrative expenses	27.0%	21.2%	21.6%
Research and development expenses	19.2%	16.8%	15.2%
Income before income taxes	2.9%	14.9%	7.2%

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

Inventories

We employ a variety of methodologies to evaluate inventory that is estimated to be excess, obsolete or unmarketable, in order to write down that inventory to net realizable value. Our estimation process for assessing net realizable value is based upon forecasted future usage which we derive based on backlog, historical consumption, and expected market conditions. For both our Brick and Advanced Product lines, the methodology used compares on-hand quantities to forecasted usage and historical consumption, such that amounts of inventory on hand in excess of management’s estimate of expected future utility, are fully reserved. While we have used our best efforts and believe we have used the best available information to estimate future demand, due to uncertainty in the economy and our business and the inherent difficulty in forecasting future usage, it is possible actual demand for our products will differ from our estimates. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves for existing inventories may need to be recorded in future periods.

Evaluation of the Realizability of Deferred Tax Assets

Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, we face uncertainties in forecasting our operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of December 31, 2024, it is more likely than not our net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2024. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, and our concerns about the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings are resolved, and we believe future taxable income can be more reliably forecasted, we may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when we determine the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

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

Other new pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on our consolidated financial statements.

Year ended December 31, 2024 compared to Year ended December 31, 2023

Consolidated net revenues for 2024 were $359,058,000, a decrease of $46,001,000, or 11.4%, as compared to $405,059,000 for 2023.

Net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Decrease
	2024	2023	$	%
Advanced Products including Royalty Revenue	$197,329	$223,893	$(26,564)	(11.9)%
Brick Products	161,729	181,166	(19,437)	(10.7)%
Total	$359,058	$405,059	$(46,001)	(11.4)%

The decrease in net revenues for Advanced Products was primarily due to continued softness in underpenetrated markets, partially offset by increased royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

Gross margin for the twelve months ended December 31, 2024 decreased $20,931,000, or 10.2%, to $183,998,000 from $204,929,000 for the twelve months ended December 31, 2023. Gross margin, as a percentage of net revenues, increased to 51.2% for the twelve-month period ended December 31, 2024, as compared to 50.6% for the twelve-month period ended December 31, 2023. The decrease in gross margin dollars was primarily the result of lower sales volume in 2024, with the increase in gross margin percentage primarily attributable to higher royalty revenue and improved production efficiencies compared to 2023 along with certain reductions in supply chain costs, including a reduction of $1,958,000 in outsourced manufacturing costs partially offset by incremental costs of bringing production in-house for certain Advanced Products, offset by slightly unfavorable sales mix and an increase in freight-in and tariff spending of $953,000 (net of approximately $1,669,000 in duty drawback recovery in 2024 and $6,954,000 in duty drawback recovery in 2023 of previously paid tariffs).

Selling, general, and administrative expenses were $96,886,000 for 2024, an increase of $11,172,000, or 13.0%, as compared to $85,714,000 for 2023. As a percentage of net revenues, selling, general, and administrative expenses increased to 27.0% in 2024 from 21.2% in 2023.

The components of the $11,172,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Legal fees	$10,854	130.3%	(1)
Compensation	1,575	3.2%	(2)
Litigation, other	992	100.0%	(3)
Information technology expense	289	11.3%	(4)
Professional services fees	285	10.7%	(5)
Consultants	220	5.5%	(6)
Commissions	(3,483)	(94.5)%	(7)
Other, net	440	2.9%
	$11,172	13.0%

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
(4)
Increase primarily attributable to an increase in computer software services relating to new internal-use software implementation.
(5)
Increase primarily attributable to an increase in audit and tax fees.
(6)
Increase primarily attributable to an increase in the use of consultants and outside services relating to new internal-use software implementation.
(7)
Decrease primarily attributable to the fact that the Company no longer uses outside sales representatives.

Research and development expenses increased $1,065,000, or 1.6%, to $68,922,000 in 2024 from $67,857,000 in 2023. As a percentage of net revenues, research and development expenses increased to 19.2% in 2024 from 16.8% in 2023.

The components of the $1,065,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,417	3.3%	(1)
Overhead absorption	1,194	56.2%	(2)
Waste disposal	871	100.0%	(3)
Facilities allocations	366	11.9%	(4)
Depreciation and amortization	366	13.1%	(5)
Supplies	(1,091)	(41.9)%	(6)
Project and pre-production materials	(2,175)	(17.8)%	(7)
Other, net	117	2.0%
	$1,065	1.6%

(1)
Increase primarily attributable to annual compensation adjustments in May 2024 and higher stock-based compensation expense associated with stock options awarded in May 2024.
(2)
Increase primarily attributable to a decrease in research and development personnel incurring time on production activities, compared to research and development activities.
(3)
Increase primarily attributable to an increase in waste disposal activities of Advanced Products related to improving production process capabilities.
(4)
Increase primarily attributable to an increase in utilities and building maintenance expenses.
(5)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(6)
Decrease in engineering supplies.
(7)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.

Litigation-contingency expense was $19,500,000 for 2024, which related to the SynQor litigation, as compared to $0 for 2023. See Note 16 to the Consolidated Financial Statements for additional information regarding the SynQor litigation-contingency expense.

The significant changes in the components of "Other income (expense), net" for the years ended December 31 were as follows (in thousands):

			Increase
	2024	2023	(decrease)
Interest income, net	$11,468	$8,217	$3,251
Rental income, net	992	792	200
Foreign currency losses, net	(622)	(161)	(461)
Other, net	(41)	38	(79)
	$11,797	$8,886	$2,911

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced more unfavorable foreign currency exchange rate fluctuations in 2024 compared to 2023. In 2024, interest income increased due to higher balances of cash and cash equivalents held by the Company.

Income before income taxes was $10,487,000 in 2024, as compared to $60,244,000 in 2023.

The provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2024	2023
Provision for income taxes	$4,348	$6,644
Effective income tax rate	41.5%	11.0%

The effective tax rates differ from the statutory tax rates for the years ended December 31, 2024 and 2023 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the years ended December 31, 2024 and 2023 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company's tax expense and the rate for the year ended December 31, 2024 continues to be negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company's performance, is having an outsized impact on the rate by increasing the taxable income position, which causes a significant tax expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on net domestic deferred tax assets.

See Note 15 to the Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all net domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the year ended December 31, 2024 of $6,129,000, or $0.14 per diluted share, as compared to $53,595,000, or $1.19 per diluted share, for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, we had $277,273,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 7.5:1 at December 31, 2024, as compared to 9.5:1 at December 31, 2023. Net working capital increased $25,017,000 to $401,214,000 at December 31, 2024 from $376,197,000 at December 31, 2023.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$35,054
Accounts receivable	317
Inventories	(547)
Other current assets	7,844
Accounts payable	3,363
Accrued compensation and benefits	366
Accrued litigation	(20,388)
Accrued expenses	(1,487)
Sales allowances	1,815
Short-term lease liabilities	148
Income taxes payable	687
Short-term deferred revenue and customer prepayments	(2,155)
$25,017

The primary sources of cash for the year ended December 31, 2024 were $50,842,000 of cash generated from operations and $8,490,000 of cash received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary use of cash during the year ended December 31, 2024 was $23,602,000 for the purchase of machinery and equipment and internal-use software.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of December 31, 2024, we had approximately $99,503,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization. The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company's President and Chief Executive Officer based upon economic and financial market conditions.

As of December 31, 2024, we had a total of approximately $12,669,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $1,946,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment in the accompanying Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases for the foreseeable future.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2024, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2024.

We estimate our annual interest income would change by approximately $30,000 in 2024 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2024, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would increase our foreign currency loss by approximately $49,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe risk to fluctuations in foreign currency rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vicor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Realizability of raw materials inventory

As discussed in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company’s estimation process for assessing net realizable value is based upon expected future utility, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements approximately 74% or $78.9 million, of the Company’s total inventory balance is comprised of raw materials.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s process to develop its forecast of usage, including estimates of the projected demand based on historical usage and the potential impact of market conditions. We evaluated the Company’s estimate of the realizability of raw materials by:

•
assessing historical consumption as a predictor of future product demand by comparing it to trends in industry publications
•
examining the historical accuracy of the Company’s prior estimates by considering subsequent usage and write off activity
•
evaluating the adjustments made to forecast future demand based on historical usage data
•
interviewing operational personnel of the Company involved in purchasing and manufacturing to evaluate product innovations, changes in customer mix, and other factors that may impact expected future sales and usage of raw material inventory.

Realizability of domestic deferred tax assets

As discussed in Note 15 to the consolidated financial statements, the Company had a valuation allowance of $61.5 million against domestic deferred tax assets, net of deferred tax liabilities, for which realization cannot be considered more likely than not. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

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

Boston, Massachusetts

March 3, 2025

VICOR CORPORATION

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$277,273	$242,219
Accounts receivable, less allowance of $130 in 2024 and 2023	52,948	52,631
Inventories	106,032	106,579
Other current assets	26,781	18,937
Total current assets	463,034	420,366
Deferred tax assets	261	296
Long-term investment, net	2,641	2,530
Property, plant and equipment, net	152,705	157,689
Other assets	22,477	14,006
Total assets	$641,118	$594,887
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,737	$12,100
Accrued compensation and benefits	10,852	11,227
Accrued litigation	26,888	6,500
Accrued expenses	6,589	5,093
Sales allowances	1,667	3,482
Short-term lease liabilities	1,716	1,864
Income taxes payable	59	746
Short-term deferred revenue and customer prepayments	5,312	3,157
Total current liabilities	61,820	44,169
Long-term deferred revenue	—	1,020
Long-term income taxes payable	3,387	2,228
Long-term lease liabilities	5,620	6,364
Total liabilities	70,827	53,781
Commitments and contingencies (Note 16)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,738,718 shares issued and outstanding in 2024; 11,743,218 shares issued and outstanding in 2023	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 45,082,156 shares issued and 33,433,046 shares outstanding in 2024; 44,354,394 shares issued and 32,719,588 shares outstanding in 2023	452	445
Additional paid-in capital	407,617	383,832
Retained earnings	302,803	296,674
Accumulated other comprehensive loss	(1,495)	(1,273)
Treasury stock at cost: 11,649,110 shares in 2024 and 11,634,806 shares in 2023	(139,424)	(138,927)
Total Vicor Corporation stockholders’ equity	570,071	540,869
Noncontrolling interest	220	237
Total equity	570,291	541,106
Total liabilities and equity	$641,118	$594,887

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of OPERATIONS

Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share data)

	2024	2023	2022
Product revenue	$312,463	$389,187	$396,278
Royalty revenue	46,595	15,872	2,801
Net revenues	359,058	405,059	399,079
Cost of product revenues	175,060	200,130	218,520
Gross margin	183,998	204,929	180,559
Operating expenses:
Selling, general and administrative	96,886	85,714	86,264
Research and development	68,922	67,857	60,594
Litigation-contingency expense	19,500	—	6,500
Total operating expenses	185,308	153,571	153,358
(Loss) income from operations	(1,310)	51,358	27,201
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale
securities, net	111	(92)	(17)
Portion of (gains) losses recognized in other
comprehensive income	(111)	92	20
Net credit gains recognized in earnings	—	—	3
Other income (expense), net	11,797	8,886	1,483
Total other income (expense), net	11,797	8,886	1,486
Income before income taxes	10,487	60,244	28,687
Less: Provision for income taxes	4,348	6,644	3,261
Consolidated net income	6,139	53,600	25,426
Less: Net income (loss) attributable to
noncontrolling interest	10	5	(20)
Net income attributable to Vicor Corporation	$6,129	$53,595	$25,446

Net income per common share attributable to
Vicor Corporation:
Basic	$0.14	$1.21	$0.58
Diluted	$0.14	$1.19	$0.57
Shares used to compute net income per common share
attributable to Vicor Corporation:
Basic	44,912	44,320	44,005
Diluted	45,168	45,004	44,894

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of COMPREHENSIVE INCOME

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Consolidated net income	$6,139	$53,600	$25,426
Foreign currency translation losses, net of
tax benefit (1)	(360)	(209)	(519)
Unrealized gains (losses) on available-for-sale
securities, net of tax (1)	111	(92)	821
Other comprehensive (loss) income	(249)	(301)	302
Consolidated comprehensive income	5,890	53,299	25,728
Less: Comprehensive loss attributable to
noncontrolling interest	(17)	(11)	(58)
Comprehensive income attributable to
Vicor Corporation	$5,907	$53,310	$25,786

(1)
The deferred tax assets associated with cumulative foreign currency translation losses and cumulative unrealized gains (losses) on available-for-sale securities are completely offset by a tax valuation allowance as of December 31, 2024, 2023, and 2022. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2024.

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Operating activities:
Consolidated net income	$6,139	$53,600	$25,426
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,626	17,240	13,776
Stock-based compensation expense	15,302	12,869	10,264
Provision for doubtful accounts	—	43	5
Deferred income taxes	6	(34)	(72)
Litigation-contingency expense	19,500	—	6,500
Amortization of bond premium	—	—	1,056
Credit gain on available-for-sale securities	—	—	(3)
(Decrease) increase in long-term deferred revenue	(1,020)	875	(268)
Decrease (increase) in other assets	1,109	(192)	(692)
Increase in long-term income taxes payable	1,159	1,366	293
Change in current assets and liabilities, net	(9,979)	(11,239)	(33,346)
Net cash provided by operating activities	50,842	74,528	22,939
Investing activities:
Additions to property, plant and equipment and internal-use software	(23,602)	(33,452)	(63,966)
Sales and maturities of short-term investments	—	—	45,000
Net cash used for investing activities	(23,602)	(33,452)	(18,966)
Financing activities:
Proceeds from employee stock plans	8,490	10,602	4,439
Repurchases of Common Stock	(497)	—	—
Net cash provided by financing activities	7,993	10,602	4,439
Effect of foreign exchange rates on cash	(179)	(70)	(219)
Net increase in cash and cash equivalents	35,054	51,608	8,193
Cash and cash equivalents at beginning of year	242,219	190,611	182,418
Cash and cash equivalents at end of year	$277,273	$242,219	$190,611
Change in current assets and liabilities:
Accounts receivable	$(483)	$12,640	$(10,586)
Inventories	457	(5,236)	(34,204)
Other current assets	(7,886)	(539)	1,547
Accounts payable and accrued liabilities	(1,845)	(11,151)	4,399
Accrued severance and other charges	(9)	9	(93)
Short-term lease liabilities	131	583	103
Income taxes payable	(684)	674	6
Deferred revenue and customer prepayments	340	(8,219)	5,482
Change in current assets and liabilities, net	$(9,979)	$(11,239)	$(33,346)
Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$4,302	$4,151	$1,263
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$1,946	$2,168	$4,194

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Balance on December 31, 2021	$118	$439	$345,664	$217,633	$(1,328)	$(138,927)	$423,599	$306	$423,905
Issuance of Common Stock under employee stock plans		2	4,437				4,439		4,439
Stock-based compensation expense			10,264				10,264		10,264
Components of comprehensive income, net of tax
Net income (loss)				25,446			25,446	(20)	25,426
Other comprehensive income (loss)					340		340	(38)	302
Total comprehensive income (loss)							25,786	(58)	25,728
Balance on December 31, 2022	118	441	360,365	243,079	(988)	(138,927)	464,088	248	464,336
Issuance of Common Stock under employee stock plans		4	10,598				10,602		10,602
Stock-based compensation expense			12,869				12,869		12,869
Components of comprehensive income, net of tax
Net income				53,595			53,595	5	53,600
Other comprehensive loss					(285)		(285)	(16)	(301)
Total comprehensive income (loss)							53,310	(11)	53,299
Balance on December 31, 2023	118	445	383,832	296,674	(1,273)	(138,927)	540,869	237	541,106
Issuance of Common Stock under employee stock plans		7	8,483				8,490		8,490
Stock-based compensation expense			15,302				15,302		15,302
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive income (loss), net of tax
Net income				6,129			6,129	10	6,139
Other comprehensive loss					(222)		(222)	(27)	(249)
Total comprehensive income (loss)							5,907	(17)	5,890
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291

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

Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency losses included in other income (expense), net were approximately $(622,000), $(161,000), and $(653,000) in 2024, 2023, and 2022, respectively.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. Fixed production overhead is allocated to the inventory cost per unit based on the normal capacity of the production facilities. Abnormal production costs, including fixed cost variances from normal production capacity, if any, are charged to cost of product revenues in the period incurred. All shipping and handling costs incurred in connection with the sale of products are included in cost of product revenues.

Inventory estimated to be excess, obsolete, or unmarketable is written down to net realizable value. The Company’s estimation process for assessing net realizable value is based upon management’s estimate of expected future utility which is derived based on backlog, historical consumption and expected market conditions. If the Company’s estimated demand and/or market expectations were to change or if product sales were to decline, the Company’s estimation process may cause larger inventory reserves to be recorded, resulting in larger charges to cost of product revenues.

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

Concentrations of risk

Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and short-term investments, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents, short-term investments and certain other financial instruments with high credit counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2024 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2024, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. The Company also serves applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a

VICOR CORPORATION

Notes to Consolidated Financial Statements

reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2024 and 2023, one customer accounted for approximately 11.5% and 12.0%, respectively, of trade account receivables.

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

Internally Developed Software

We capitalize internal and external costs related to developing, modifying or obtaining software for internal use, incurred during the application development stage in accordance with Accounting Standards Codification 350-40, Internal-Use Software. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software. As of December 31, 2024 and 2023, we had $20,469,000 and $11,712,000, respectively, of capitalized internal-use software costs which have not been amortized as the software has not yet been placed in service.

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

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue. The expected costs associated

VICOR CORPORATION

Notes to Consolidated Financial Statements

with product warranties continue to be recognized at the time product revenue is recognized. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenues.

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

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2024 and 2023, the Company recognized revenue of approximately $1,865,000 and $7,568,000, respectively, which was included in deferred revenue at the beginning of the respective period.

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

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred approximately $3,490,000, $3,730,000, and

VICOR CORPORATION

Notes to Consolidated Financial Statements

$3,786,000 in advertising costs during 2024, 2023, and 2022, respectively.

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

	2024	2023	2022
Numerator:
Net income attributable to Vicor Corporation	$6,129	$53,595	$25,446
Denominator:
Denominator for basic net income per share- weighted average shares (1)	44,912	44,320	44,005
Effect of dilutive securities:
Employee stock options (2)	256	684	889
Denominator for diluted net income per share- adjusted weighted-average shares and assumed conversions (3)	45,168	45,004	44,894
Basic net income per share	$0.14	$1.21	$0.58
Diluted net income per share	$0.14	$1.19	$0.57

VICOR CORPORATION

Notes to Consolidated Financial Statements

(1)
Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)
Options to purchase 2,504,068, 1,557,927 and 879,228 shares of Common Stock in 2024, 2023, and 2022, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.
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

Impact of recently issued accounting standards

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. The Company adopted ASU 2023-07 during the year ended December 31, 2024 on a retrospective basis. See Note 10 Segment Information to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to impact disclosures with no impact to the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Other new pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on the Company’s consolidated financial statements.

3.
Inventories

Inventories as of December 31 were as follows (in thousands):

	2024	2023
Raw materials	$78,934	$88,716
Work-in-process	16,389	10,525
Finished goods	10,709	7,338
	$106,032	$106,579

VICOR CORPORATION

Notes to Consolidated Financial Statements

4.
INVESTMENTS

As of December 31, 2024 and 2023, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,641,000 and $2,530,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2024, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. Changes in the estimated fair value of the Failed Auction Security have not been significant in the past three years. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2024.

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

Details of our investments are as follows (in thousands):

	December 31, 2024
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$246,745	$—
Failed Auction Security	—	2,641
Total	246,745	2,641

Other measurement basis:
Cash on hand	30,528	—
Total	$277,273	$2,641

	December 31, 2023
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$209,489	$—
Failed Auction Security	—	2,530
Total	209,489	2,530
Other measurement basis:
Cash on hand	32,730	—
Total	$242,219	$2,530

The following is a summary of the available-for-sale securities (in thousands):

VICOR CORPORATION

Notes to Consolidated Financial Statements

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$359	$2,641

December 31, 2023
Failed Auction Security	$3,000	$—	$470	$2,530

As of December 31, 2024 and 2023, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on December 31, 2024, by type and contractual maturities, are shown below (in thousands):

Failed Auction Security:

		Estimated
	Cost	Fair Value
Due in seventeen years	$3,000	$2,641

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

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash equivalents:
Money market funds	$246,745	$—	$—	$246,745
Long-term investment:
Failed Auction Security	—	—	2,641	2,641

Assets measured at fair value on a recurring basis included the following as of December 31, 2023 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash equivalents:
Money market funds	$209,489	$—	$—	$209,489
Long-term investment:
Failed Auction Security	—	—	2,530	2,530

VICOR CORPORATION

Notes to Consolidated Financial Statements

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2024 was as follows (in thousands):

Balance at the beginning of the period	$2,530
Gain included in Other comprehensive income	111
Balance at the end of the period	$2,641

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of this investment as of December 31, 2024.

6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment as of December 31 were as follows (in thousands):

	2024	2023
Land	$3,600	$3,600
Buildings and improvements	86,502	82,861
Machinery and equipment	298,688	282,084
Furniture and fixtures	14,567	14,346
Construction in-progress and deposits	8,229	17,723
	411,586	400,614
Accumulated depreciation and amortization	(265,248)	(250,315)
Right of use asset - net	6,367	7,390
Net balance	$152,705	$157,689

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $18,583,000, $17,174,000, and $13,701,000, respectively. As of December 31, 2024, the Company had approximately $12,669,000 of capital expenditure commitments.

On August 9, 2022, Congress enacted a 25 percent tax credit for investment in semiconductor manufacturing to incentivize domestic semiconductor production. The Advanced Manufacturing Investment Tax Credit ("ITC") was enacted as part of the Creating Helpful Incentives to Produce Semiconductors Act in response to supply chain disruptions.

The Company had undergone a study of its 2024 and 2023 capital expenditures to determine which additions would qualify under the ITC guidance and which would not. The Company believes that it does comply with the grant conditions supported by the study and that the grant will be received based on meeting these conditions.

The Company recorded in the years ended December 31, 2024 and 2023 an Other current asset for the associated value of the ITC credit receivable of $6,274,000 and $13,248,000, respectively, with a corresponding offset to the Property, plant and equipment line item on its Consolidated Balance Sheet. The Company expects to receive the ITC credit next year in the form of a cash refund.

7.
INTANGIBLE ASSETS

Patent costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, as of December 31 were as follows (in thousands):

VICOR CORPORATION

Notes to Consolidated Financial Statements

	2024	2023
Patent costs	$637	$900
Accumulated amortization	(488)	(708)
	$149	$192

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.

Amortization expense was approximately $43,000, $66,000 and $75,000 in 2024, 2023, and 2022, respectively.

8.
PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Balance at the beginning of the period	$1,034	$497	$292
Accruals for warranties for products sold in the period	507	1,353	376
Fulfillment of warranty obligations	(760)	(815)	(131)
Revisions of estimated obligations	(33)	(1)	(40)
Balance at the end of the period	$748	$1,034	$497

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the “November 2000 Plan”). In July 2024, the Board of Directors of the Company authorized the repurchase of up to $100,000,000 of the Company's Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. There were no repurchases under the November 2000 Plan in 2024, 2023 or 2022. Repurchases of approximately $497,000 were made under the New Purchase Authorization in 2024. On December 31, 2024, the Company had approximately $99,503,000 available for share repurchases under the New Repurchase Authorization.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.

On December 31, 2024, 2023, and 2022, there were 19,975,730, 20,703,238, and 21,080,950, respectively, shares of Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, upon conversion of Class B Common Stock and under the ESPP.

10.
SEGMENT INFORMATION

The Company has determined its Chief Operating Decision Maker (“CODM”) to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business,

VICOR CORPORATION

Notes to Consolidated Financial Statements

allocating resources, making operating decisions and assessing financial performance. The Company is organized and operates as single operating and reportable segment. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income. The CODM manages the business using consolidated expense information for the single operating segment. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure.

The Company offers a comprehensive range of modular building blocks enabling rapid design of a power system specific to a customer’s precise needs. Based on design, performance, and form factor considerations, as well as the range of evolving applications for which the products are appropriate, the Company categorizes its product portfolios as either Advanced Products or Brick Products, which constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$185,834	$149,456	$129,422
Europe	41,803	59,742	38,378
Asia Pacific	129,981	192,267	228,335
All other	1,440	3,594	2,944
	$359,058	$405,059	$399,079

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2024	2023
	(in thousands)
United States	$146,472	$151,439
International	6,233	6,250

See the consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

11. REVENUES

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Year Ended December 31, 2024
	Brick Products	Advanced Products	Total
United States	$85,347	$100,487	$185,834
Europe	27,088	14,715	41,803
Asia Pacific	48,347	81,634	129,981
All other	947	493	1,440
	$161,729	$197,329	$359,058

VICOR CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
United States	$82,400	$67,056	$149,456
Europe	31,792	27,950	59,742
Asia Pacific	63,631	128,636	192,267
All other	3,343	251	3,594
	$181,166	$223,893	$405,059

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
United States	$76,306	$53,116	$129,422
Europe	27,856	10,522	38,378
Asia Pacific	49,076	179,259	228,335
All other	2,520	424	2,944
	$155,758	$243,321	$399,079

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Year Ended December 31, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$88,144	$113,359	$201,503
Stocking distributors, net of sales allowances	72,713	31,061	103,774
Non-recurring engineering	872	4,874	5,746
Royalties	—	46,595	46,595
Other	—	1,440	1,440
	$161,729	$197,329	$359,058

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$113,448	$163,549	$276,997
Stocking distributors, net of sales allowances	66,544	29,893	96,437
Non-recurring engineering	1,174	13,421	14,595
Royalties	—	15,872	15,872
Other	—	1,158	1,158
	$181,166	$223,893	$405,059

VICOR CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$102,905	$216,685	$319,590
Stocking distributors, net of sales allowances	51,819	13,831	65,650
Non-recurring engineering	1,034	9,933	10,967
Royalties	—	2,801	2,801
Other	—	71	71
	$155,758	$243,321	$399,079

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2024	December 31, 2023	Change
Short-term deferred revenue and customer prepayments	$(5,312)	$(3,157)	$(2,155)
Long-term deferred revenue	—	(1,020)	1,020
Sales allowances	(1,667)	(3,482)	1,815

During 2024, 2023, and 2022, one customer accounted for approximately 12.1%, 10.7%, and 12.4% of net revenues, respectively.

Net revenues from customers in China (including Hong Kong), accounted for approximately 12.6% of total net revenues in 2024, 17.7% in 2023 and 18.8% in 2022, respectively.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Cost of product revenues	$3,243	$2,429	$1,648
Selling, general and administrative	7,818	6,829	5,735
Research and development	4,241	3,611	2,881
Total stock-based compensation	$15,302	$12,869	$10,264

Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Stock options	$14,231	$11,585	$9,093
ESPP	1,071	1,284	1,171
Total stock-based compensation	$15,302	$12,869	$10,264

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

	2024	2023	2022
Risk-free interest rate	4.6%	3.7%	2.8%
Expected dividend yield	—	—	—
Expected volatility	58%	54%	51%
Expected term (years)	4.1	4.2	4.4

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

Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 4.30% in 2024, estimating approximately 88% of its options would actually vest. For 2023 and 2022, the Company applied an annual forfeiture rate of 5.00% and 5.35%, respectively, estimating approximately 86% and 85%, respectively, of its options would actually vest.

A summary of the activity under the 2000 Plan as of December 31, 2024 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding on December 31, 2023	2,555,242	$43.51
Granted	1,159,611	$34.26
Forfeited and expired	(155,478)	$52.38
Exercised	(642,468)	$9.23
Outstanding on December 31, 2024	2,916,907	$46.91	4.31	$23,544
Exercisable on December 31, 2024	681,949	$58.76	3.36	$3,350
Vested or expected to vest as of December 31, 2024 (1)	2,735,891	$47.33	4.25	$21,697

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2023 and 2022, the Company had options exercisable for 973,894 and 1,046,092 shares, respectively, for which the weighted average exercise prices were $27.39 and $18.26, respectively.

During the years ended December 31, 2024, 2023, and 2022, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $17,460,000, $14,396,000, and $7,252,000, respectively. The total amount of cash received by the Company from options exercised in 2024, 2023, and 2022 was $5,929,000, $7,798,000, and $1,634,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was approximately $19,283,000, $17,957,000, and $15,087,000, respectively.

As of December 31, 2024, there was approximately $26,273,000 of total unrecognized compensation cost related to unvested awards for Vicor. That cost is expected to be recognized over a weighted-average period of 2.0 years for those awards. The expense will be recognized as follows: $12,878,000 in 2025, $7,537,000 in 2026, $3,911,000 in 2027, $1,614,000 in 2028, and $333,000 in 2029.

The weighted-average fair value of Vicor options granted was $16.63, $19.56, and $26.53, in 2024, 2023, and 2022, respectively.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax

VICOR CORPORATION

Notes to Consolidated Financial Statements

salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 6% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $2,171,000, $2,317,000, and $2,211,000 in 2024, 2023, and 2022, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2024, 109,964 shares were available for further award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

13.
LEASES

All of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over 11 years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease, used for calculating the associated lease liabilities. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provisions for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its facility located in Sunnyvale, California, with a third party. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

As of December 31, 2024 and 2023, the balance of right of use (“ROU”) assets was approximately $6,367,000 and $7,390,000, respectively. As of December 31, 2024, the balances of short-term and long-term lease liabilities were approximately $1,716,000 and $5,620,000, respectively. As of December 31, 2023, the balances of short-term and long-term lease liabilities were approximately $1,864,000 and $6,364,000, respectively. For the year ended December 31, 2024, the Company recorded operating lease cost, including short-term lease cost, of approximately $2,108,000 ($2,138,000 in 2023). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.

The maturities of the Company’s lease liabilities are as follows (in thousands):

2025	$2,009
2026	1,389
2027	1,031
2028	846
2029	644
Thereafter	2,697
Total lease payments	$8,616
Less: Imputed interest	1,280
Present value of lease liabilities	$7,336

As of December 31, 2024 and 2023, the weighted-average remaining lease term was 6.7 years and 6.8 years, respectively, and the weighted-average discount rate was 4.45% and 4.22%, respectively, for the Company’s operating leases. The Company developed the discount rates used based on a Secured Overnight Financing Rate (“SOFR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.25%.

For the years ended December 31, 2024 and December 31, 2023, the Company paid approximately $2,194,000 and $2,096,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The

VICOR CORPORATION

Notes to Consolidated Financial Statements

Company obtained approximately $902,000 and $1,180,000 in ROU assets in exchange for $896,000 and $1,165,000 of new operating lease liabilities for the years ended December 31, 2024 and December 31, 2023, respectively.

The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2025	$1,111
2026	1,145
2027	1,179
2028	1,214
2029	1,251
Thereafter	1,832
Total lease payments to be received	$7,732

The Company recorded net lease income under this lease of approximately $992,000, $792,000, and $792,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

14.
OTHER INCOME (EXPENSE), NET

The components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Interest income, net	$11,468	$8,217	$1,313
Rental income, net	992	792	792
Foreign currency losses, net	(622)	(161)	(653)
Other, net	(41)	38	34
	$11,797	$8,886	$1,486

15.
INCOME TAXES

The tax provision includes estimated federal, state and foreign income taxes on the Company's pre-tax income. The tax provisions also may include discrete items, generally related to increases or decreases in tax reserves, tax provision versus. tax return differences and accrued interest for potential liabilities.

The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate for the years ended December 31 is as follows:

	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	9.6	(0.6)	(2.4)
Increase in valuation allowance	87.5	7.4	14.5
Stock-based compensation	(25.9)	(3.3)	(3.8)
Foreign derived intangible income	(14.0)	(6.0)	(11.9)
Other permanent items	4.7	0.8	1.9
Tax credits	(32.5)	(5.9)	(9.9)
Provision vs. tax return differences	(5.5)	(1.9)	2.1
Foreign rate differential and deferred items	0.2	0.1	(0.2)
Other	(3.6)	(0.6)	0.1
	41.5%	11.0%	11.4%

VICOR CORPORATION

Notes to Consolidated Financial Statements

In 2024, the Company utilized tax credits to partially offset federal income tax expense. In 2023 and 2022, the Company utilized net operating loss carryforwards and tax credits to partially offset federal income tax expense.

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2024	2023	2022
Domestic	$10,006	$59,528	$29,157
Foreign	481	716	(470)
	$10,487	$60,244	$28,687

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2024	2023	2022
Current:
Federal	$3,229	$4,814	$2,105
State	905	1,655	955
Foreign	208	209	298
	4,342	6,678	3,358
Deferred:
Foreign	6	(34)	(97)
	6	(34)	(97)
	$4,348	$6,644	$3,261

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2024	2023
Deferred tax assets:
Research and development tax credit carryforwards	$27,721	$29,619
Stock-based compensation	8,613	5,709
Inventory reserves	2,628	3,363
Investment tax credit carryforwards	1,290	2,659
UNICAP	2,833	1,139
Vacation accrual	1,344	1,319
Lease liabilities	1,331	1,388
Capitalized research and development	27,043	22,621
Other	8,738	3,235
Total deferred tax assets	81,541	71,052
Less: Valuation allowance for deferred tax assets	(61,531)	(52,291)
Net deferred tax assets	20,010	18,761
Deferred tax liabilities:
Depreciation	(17,345)	(16,139)
ROU assets	(1,096)	(1,201)
Prepaid expenses	(1,239)	(1,048)
Other	(69)	(77)
Total deferred tax liabilities	(19,749)	(18,465)
Net deferred tax assets	$261	$296

As of December 31, 2024, the Company had a valuation allowance of approximately $61,531,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management

VICOR CORPORATION

Notes to Consolidated Financial Statements

assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings . This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of December 31, 2024, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of December 31, 2024. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, the Company’s concerns about industry uncertainty, product transitions, new program introductions and adoption times of new technology offerings are resolved, and the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

As of December 31, 2024, the Company had no federal net operating loss carryforwards available, and had state net operating losses of approximately $4,000, which will begin to expire in 2030. The Company has federal and state research and development tax credit carryforwards of $12,344,000 and $21,892,000, which will begin to expire in 2039 and 2025, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Balance on January 1	$4,184	$3,474	$3,246
Additions based on tax positions related to the current year	698	650	319
Additions (reductions) for tax positions of prior years	35	86	(54)
Lapse of statute	(332)	(26)	(37)
Balance on December 31	$4,585	$4,184	$3,474

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2024, 2023, and 2022 of $4,585,000, $4,184,000, and $3,474,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2024 are expected to significantly change during the next twelve months.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $36,000, $23,000, and $17,000, respectively, in net interest expense. As of December 31, 2024 and 2023, the Company had accrued approximately $52,000 and $67,000, respectively, for the potential payment of interest.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2021 through 2023 and 2020 through 2023, respectively. In addition, the Company generated federal research and development credits in tax years 2005 through 2020. These years may also be subject to examination when the credits are carried forward and utilized in future years.

The Company was informed in September 2021 by the Internal Revenue Service of their intention to examine the Company’s 2019 Federal income tax return. The IRS has closed the examination of the 2019 tax year with no material adjustments. There are no other audits or examinations in process in any other jurisdiction.

VICOR CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from unremitted earnings for non-U.S. subsidiaries, which were not significant, and were permanently reinvested outside of the U.S. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

16.
COMMITMENTS AND contingencies

At December 31, 2024, the Company had approximately $12,669,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

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

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post judgment interest of approximately $992,000 for the year ended December 31, 2024, within the Selling, general and administrative expenses on the Statement of Operations and the associated Accrued litigation account.

On July 11, 2024, purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of California styled Pouladian et al. v. Vicor Corporation et al., case number 3:24-cv-04196. The suit was brought against the Company and the Company’s Chief Executive Officer, President and Chairman (the "Defendants"). The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint seeks damages, interest and attorneys’ fees and costs. The plaintiffs were appointed lead plaintiffs on October 24, 2024, and an amended complaint was filed on November 22, 2024. The Defendants filed their motion to dismiss the amended complaint on January 1, 2025. The plaintiffs’ response is due March 5, 2025, and the Defendants have until March 21, 2025 to file their reply. The Defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend against the lawsuit.

On July 25, 2024, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts styled Valiquette v. Vicor Corporation et al., case number 1:24-cv-11935. The suit was brought against the Company; the Company’s Chief Executive Officer, President and Chairman; the Company’s Chief Financial Officer, Treasurer, Secretary and Director; and the Company’s Vice President of Global Sales and Marketing and Director. The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act, due to allegedly false and

VICOR CORPORATION

Notes to Consolidated Financial Statements

misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint sought damages, interest and attorneys' fees and costs. On September 24, 2024, the class action lawsuit in the U.S. District Court for the District of Massachusetts was voluntarily dismissed, without prejudice.

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

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2024, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Vicor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Vicor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

March 3, 2025

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. other information

(b) Except as set forth below, during the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On December 10, 2024, Patrizio Vinciarelli, Chairman of the Board, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 1,000,000 shares of the Company’s common stock. Mr. Vinciarelli’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Vinciarelli’s trading arrangement is estimated to be from March 11, 2025 until December 31, 2025.

On December 13, 2024, James F. Schmidt, Vice President, Chief Financial Officer of the Company and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 22,146 shares of the Company’s common stock. Mr. Schmidt’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Schmidt’s trading arrangement is estimated to be from March 14, 2025 until December 31, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, executive officers and corporate governance

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 annual meeting of stockholders.

ITEM 11. Executive Compensation

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 annual meeting of stockholders.

ITEM 12. security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 annual meeting of stockholders.

ITEM 13. Certain relationships and related transactions and director independence

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 annual meeting of stockholders.

ITEM 14. Principal accountant fees and services

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (20)
10.14*	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (17)
19	Insider Trading and Disclosure Policy (20)
21.1	Subsidiaries of the Company (20)
23.1	Consent of KPMG LLP (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (20)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (20)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
97.1	Vicor Corporation Recovery Policy (19)
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.

** Filed with this Annual Report on Form 10-K for the year ended December 31, 2024 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022; (vi) the Notes to Consolidated Financial Statements; and (vii) the information included in Part I, Item 1C and Part II, Item 9B(b).

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
(19)
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2024 (File No. 000-18277) and incorporated herein by reference.
(20)
Filed herewith.

Item 16. Form 10-K Summary

None.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2024, 2023 and 2022

		Charge
		(Recovery)
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions (1)	End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2024	$130,000	$—	$—	$130,000
December 31, 2023	87,000	43,000	—	130,000
December 31, 2022	82,000	5,000	—	87,000

(1)
Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer

Date: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2025
Patrizio Vinciarelli

/s/ James F. Schmidt	Chief Financial Officer, Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
James F. Schmidt

/s/ Estia J. Eichten	Director	March 3, 2025
Estia J. Eichten

/s/ Michael S. McNamara	Director	March 3, 2025
Michael S. McNamara

/s/ Samuel J. Anderson	Director	March 3, 2025
Samuel J. Anderson

/s/ Claudio Tuozzolo	Director	March 3, 2025
Claudio Tuozzolo

/s/ Jason L. Carlson	Director	March 3, 2025
Jason L. Carlson

/s/ Philip D. Davies	Director	March 3, 2025
Philip D. Davies

/s/ Andrew T. D’Amico	Director	March 3, 2025
Andrew T. D’Amico

/s/ Zmira Lavie	Director	March 3, 2025
Zmira Lavie

/s/ John Shen	Director	March 3, 2025
John Shen