Form 10-Q
period 2025-03-31
VICOR CORP
filed 2025-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 22, 2025 was:

Common Stock, $.01 par value	33,469,514
Class B Common Stock, $.01 par value	11,738,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$296,099	$277,273
Accounts receivable, net	65,864	52,948
Inventories	98,515	106,032
Other current assets	26,486	26,781
Total current assets	486,964	463,034
Long-term deferred tax assets, net	273	261
Long-term investment, net	2,664	2,641
Property, plant and equipment, net	153,117	152,705
Other assets	22,020	22,477
Total assets	$665,038	$641,118
Liabilities and Equity
Current liabilities:
Accounts payable	$16,866	$8,737
Accrued compensation and benefits	12,548	10,852
Accrued litigation	27,219	26,888
Accrued expenses	8,558	6,589
Short-term lease liabilities	1,675	1,716
Sales allowances	2,114	1,667
Income taxes payable	57	59
Short-term deferred revenue and customer prepayments	6,624	5,312
Total current liabilities	75,661	61,820
Long-term income taxes payable	3,461	3,387
Long-term lease liabilities	5,353	5,620
Total liabilities	84,475	70,827
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,738,718 shares issued and outstanding in 2025 and 2024	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,170,879 shares issued and 33,521,769 shares outstanding in 2025; 45,082,156 shares issued and 33,433,046 shares outstanding in 2024	453	452
Additional paid-in capital	415,131	407,617
Retained earnings	305,342	302,803
Accumulated other comprehensive loss	(1,312)	(1,495)
Treasury stock at cost: 11,649,110 shares in 2025 and 2024	(139,424)	(139,424)
Total Vicor Corporation stockholders’ equity	580,308	570,071
Noncontrolling interest	255	220
Total equity	580,563	570,291
Total liabilities and equity	$665,038	$641,118

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Product revenue	$83,206	$75,692
Royalty revenue	10,762	8,180
Net revenues	93,968	83,872
Cost of product revenues	49,603	38,749
Gross margin	44,365	45,123
Operating expenses:
Selling, general and administrative	25,137	25,999
Research and development	19,377	18,039
Litigation-contingency expense	—	17,200
Total operating expenses	44,514	61,238
Loss from operations	(149)	(16,115)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	23	92
Less: portion of gains recognized in other comprehensive income	(23)	(92)
Net credit gains recognized in earnings	—	—
Other income (expense), net	3,134	2,724
Total other income (expense), net	3,134	2,724
Income (loss) before income taxes	2,985	(13,391)
Less: Provision for income taxes	424	1,071
Consolidated net income (loss)	2,561	(14,462)
Less: Net income attributable to noncontrolling interest	22	11
Net income (loss) attributable to Vicor Corporation	$2,539	$(14,473)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.06	$(0.33)
Diluted	$0.06	$(0.33)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	45,217	44,516
Diluted	45,495	44,516

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net income (loss)	$2,561	$(14,462)
Foreign currency translation gains (losses), net of tax (1)	173	(226)
Unrealized gains on available-for-sale securities, net of tax (1)	23	92
Other comprehensive income (loss)	196	(134)
Consolidated comprehensive income (loss)	2,757	(14,596)
Less: Comprehensive income (loss) attributable to noncontrolling interest	35	(6)
Comprehensive income (loss) attributable to
Vicor Corporation	$2,722	$(14,590)

(1)
The deferred tax assets associated with foreign currency translation gains (losses) and unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2025 and 2024. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2025 and 2024.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Operating activities:
Consolidated net income (loss)	$2,561	$(14,462)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,189	4,614
Stock-based compensation expense	4,349	3,780
Provision for doubtful accounts	7	—
Litigation-contingency expense	—	17,200
Decrease in long-term deferred revenue	—	(360)
Decrease (increase) in other assets	480	(99)
Deferred income taxes	(2)	4
Decrease in long-term income taxes payable	74	8
Change in current assets and liabilities, net	7,470	(8,103)
Net cash provided by operating activities	20,128	2,582
Investing activities:
Additions to property, plant and equipment and internal-use software	(4,550)	(7,270)
Net cash used for investing activities	(4,550)	(7,270)
Financing activities:
Proceeds from employee stock plans	3,166	1,756
Net cash provided by financing activities	3,166	1,756
Effect of foreign exchange rates on cash	82	(115)
Net increase (decrease) in cash and cash equivalents	18,826	(3,047)
Cash and cash equivalents at beginning of period	277,273	242,219
Cash and cash equivalents at end of period	$296,099	$239,172
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,990	$1,983

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		1	3,165				3,166		3,166
Stock-based compensation expense			4,349				4,349		4,349
Components of comprehensive income, net of tax:
Net income				2,539			2,539	22	2,561
Other comprehensive income					183		183	13	196
Total comprehensive income							2,722	35	2,757
Balance on March 31, 2025	$118	$453	$415,131	$305,342	$(1,312)	$(139,424)	$580,308	$255	$580,563

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		1	1,755				1,756		1,756
Stock-based compensation expense			3,780				3,780		3,780
Components of comprehensive income (loss), net of tax:
Net (loss) income				(14,473)			(14,473)	11	(14,462)
Other comprehensive loss					(117)		(117)	(17)	(134)
Total comprehensive loss							(14,590)	(6)	(14,596)
Balance on March 31, 2024	$118	$446	$389,367	$282,201	$(1,390)	$(138,927)	$531,815	$231	$532,046

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2025. The balance sheet at December 31, 2024 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025.

2. Inventories

Inventories were as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$76,849	$78,934
Work-in-process	15,297	16,389
Finished goods	6,369	10,709
	$98,515	$106,032

3. Investments

As of March 31, 2025 and December 31, 2024, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,664,000 and $2,641,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2025, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

Details of our investments are as follows (in thousands):

	March 31, 2025
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$264,309	$—
Failed Auction Security	—	2,664
Total	264,309	2,664

Other measurement basis:
Cash on hand	31,790	—
Total	$296,099	$2,664

	December 31, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$246,745	$—
Failed Auction Security	—	2,641
Total	246,745	2,641

Other measurement basis:
Cash on hand	30,528	—
Total	$277,273	$2,641

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	336	$2,664

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	359	$2,641

As of March 31, 2025, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on March 31, 2025, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in seventeen years	$3,000	$2,664

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2025
Cash equivalents:
Money market funds	$264,309	$—	$—	$264,309
Long-term investment:
Failed Auction Security	—	—	2,664	2,664

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash equivalents:
Money market funds	$246,745	$—	$—	$246,745
Long-term investment:
Failed Auction Security	—	—	2,641	2,641

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2025 was as follows (in thousands):

Balance at the beginning of the period	$2,641
Gain included in Other comprehensive income	23
Balance at the end of the period	$2,664

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of March 31, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

5. Segment Information

The Company has determined its Chief Operating Decision Maker (“CODM”) to be the Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. The Company is organized and operates as a single operating and reportable segment. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income. The CODM manages the business using consolidated expense information for the single operating segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure.

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

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$36,842	$48,160
Europe	9,873	10,856
Asia Pacific	47,087	24,320
All other	166	536
	$93,968	$83,872

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
United States	$148,395	$146,472
International	4,722	6,233

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2025
	Brick Products	Advanced Products	Total
United States	$13,535	$23,307	$36,842
Europe	7,773	2,100	9,873
Asia Pacific	12,801	34,286	47,087
All other	2	164	166
	$34,111	$59,857	$93,968

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

	Three Months Ended March 31, 2024
	Brick Products	Advanced Products	Total
United States	$20,974	$27,186	$48,160
Europe	6,857	3,999	10,856
Asia Pacific	12,268	12,052	24,320
All other	493	43	536
	$40,592	$43,280	$83,872

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$18,282	$43,488	$61,770
Stocking distributors, net of sales allowances	15,364	3,846	19,210
Non-recurring engineering	465	1,401	1,866
Royalties	—	10,762	10,762
Other	—	360	360
	$34,111	$59,857	$93,968

	Three Months Ended March 31, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,810	$21,640	$42,450
Stocking distributors, net of sales allowances	19,407	9,632	29,039
Non-recurring engineering	375	3,468	3,843
Royalties	—	8,180	8,180
Other	—	360	360
	$40,592	$43,280	$83,872

The following table presents the changes in certain contract liabilities (in thousands):

	March 31, 2025	December 31, 2024	Change
Short-term deferred revenue and customer prepayments	$(6,624)	$(5,312)	$(1,312)
Sales allowances	(2,114)	(1,667)	(447)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of $1,326,000 and $360,000 for the three months ended March 31, 2025 and 2024, respectively, that was included in deferred revenue at the beginning of the respective period.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of product revenues	$967	$754
Selling, general and administrative	2,194	1,919
Research and development	1,188	1,107
Total stock-based compensation	$4,349	$3,780

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock options	$4,077	$3,466
ESPP	272	314
Total stock-based compensation	$4,349	$3,780

8. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 and $198,000 for the three month periods ended March 31, 2025 and 2024, respectively. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The provision for income taxes includes estimated federal, state and foreign income taxes.

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Provision for income taxes	$424	$1,071
Effective income tax rate	14.2%	(8.0)%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three months ended March 31, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of March 31, 2025, the Company had a valuation allowance of approximately $ 61,488,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of March 31, 2025, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of March 31, 2025. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, the Company’s concerns about industry uncertainty, product transitions, new program introductions and adoption times of new technology offerings are resolved, and the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

10. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024

Numerator:
Net income (loss) attributable to Vicor Corporation	$2,539	$(14,473)
Denominator:
Denominator for basic net income (loss) per share – weighted average shares (1)	45,217	44,516
Effect of dilutive securities:
Employee stock options (2)	278	—
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	45,495	44,516

Basic net income (loss) per share	$0.06	$(0.33)
Diluted net income (loss) per share	$0.06	$(0.33)

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.
(2)
Options to purchase 1,016,008 and 2,500,448 shares of Common Stock for the three months ended March 31, 2025 and 2024, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

11. Commitments and Contingencies

At March 31, 2025, the Company had approximately $6,525,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

As previously reported in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, the Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

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

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post-judgment interest of approximately $331,000 for the quarter ended March 31, 2025, within the Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations and the associated Accrued litigation account.

On July 11, 2024, purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of California styled Pouladian et al. v. Vicor Corporation et al., case number 3:24-cv-04196. The suit was brought against the Company and the Company’s Chief Executive Officer, President and Chairman (the "Defendants"). The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint seeks damages, interest and attorneys’ fees and costs. The plaintiffs were appointed lead plaintiffs on October 24, 2024, and an amended complaint was filed on November 22, 2024. The Defendants filed their motion to dismiss the amended complaint on January 1, 2025 and the hearing for the motion to dismiss is scheduled for May 22, 2025. The Defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend against the lawsuit.

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

12. Impact of Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company expects this ASU to impact disclosures with no impact to the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective until after March 31, 2025 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, and operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the implementation of new manufacturing processes; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

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

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales, including from intellectual property licensing, among relatively fewer customers.

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

March 31, 2025

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

Summary of First Quarter 2025 Financial Performance Compared to Fourth Quarter 2024 Financial Performance

The following summarizes our financial performance for the first quarter of 2025, compared to the fourth quarter of 2024:

•
Net revenues decreased 2.3% to $93,968,000 for the first quarter of 2025, from $96,166,000 for the fourth quarter of 2024. Net revenues for Brick Products decreased 10.0% compared to the fourth quarter of 2024, primarily due to reduced market demand. Advanced Products net revenues increased 2.7% compared to the fourth quarter of 2024, primarily due to available capacity for increased demand offset by lower royalty revenue.
•
Export sales represented approximately 60.8% of total net revenues in the first quarter of 2025 as compared to 56.9% in the fourth quarter of 2024.
•
Gross margin decreased to $44,365,000 for the first quarter of 2025 from $50,360,000 for the fourth quarter of 2024, with gross margin, as a percentage of net revenues, decreasing to 47.2% for the first quarter of 2025 from 52.4% for the fourth quarter of 2024. The decrease in gross margin dollars and gross margin percentage was primarily the result of the unfavorable impact due to lower royalty revenue within the quarter and production inefficiencies.
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $171,745,000 at the end of the first quarter of 2025, as compared to $155,505,000 at the end of the fourth quarter of 2024.
•
Operating expenses for the first quarter of 2025 increased $3,359,000, or 8.2%, to $44,514,000 from $41,155,000 for the fourth quarter of 2024.
•
We reported net income for the first quarter of 2025 of $2,539,000, or $0.06 per diluted share, compared to net income of $10,246,000, or $0.23 per diluted share, for the fourth quarter of 2024.
•
For the first quarter of 2025, depreciation and amortization totaled $5,189,000 and capital additions totaled $4,550,000 as compared to depreciation and amortization of $4,610,000 and capital additions of $1,736,000 for the fourth quarter of 2024.
•
Inventories decreased by approximately $7,517,000, or 7.1%, to $98,515,000 at March 31, 2025, compared to $106,032,000 at December 31, 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net revenues for the first quarter of 2025 were $93,968,000, an increase of $10,096,000, or 12.0%, as compared to $83,872,000 for the first quarter of 2024. Net revenues, by product line, for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

			Increase (decrease)
	2025	2024	$	%
Advanced Products including Royalty Revenue	$59,857	$43,280	$16,577	38.3%
Brick Products	34,111	40,592	(6,481)	(16.0)%
Total	$93,968	$83,872	$10,096	12.0%

The increase in net revenues for Advanced Products was primarily due to available capacity for increased demand and increased royalty revenue in the quarter. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

Gross margin for the first quarter of 2025 decreased $758,000, or 1.7%, to $44,365,000, from $45,123,000 for the first quarter of 2024. Gross margin, as a percentage of net revenues, decreased to 47.2% for the first quarter of 2025, compared to 53.8% for the first quarter of 2024. The decrease in gross margin dollars and gross margin percentage was primarily attributable to unfavorable sales mix and production inefficiencies partially offset by the favorable impact from higher sales volume including higher royalty revenue and lower supply chain costs.

Selling, general and administrative expenses were $25,137,000 for the first quarter of 2025, a decrease of $862,000, or 3.3%, from $25,999,000 for the first quarter of 2024. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.8% for the first quarter of 2025 from 31.0% for the first quarter of 2024. The components of the $862,000 decrease in selling, general and administrative expenses for the first quarter of 2025 compared to the first quarter of 2024 were as follows (dollars in thousands):

	Increase (decrease)
Legal	$(2,516)	(38.5)%	(1)
Advertising	(485)	(34.0)%	(2)
Commissions	(200)	(100.0)%	(3)
Information technology expense	174	20.5%	(4)
Litigation, other	370	100.0%	(5)
Outside services	627	64.6%	(6)
Compensation	1,072	8.4%	(7)
Other, net	96	2.9%
	$(862)	(3.3)%

(1)
Decrease primarily attributable to a decrease in activity related to corporate legal matters, including the assertion of our intellectual property rights.
(2)
Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.
(3)
Decrease primarily attributable to the fact that the Company no longer uses outside sales representatives.
(4)
Increase primarily attributable to an increase in computer software services relating to new internal-use software implementation.
(5)
Increase primarily attributable to an increase in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc. ("SynQor").

(6)
Increase primarily attributable to an increase in the use of consultants.
(7)
Increase primarily attributable to annual compensation adjustments in May 2024 and higher stock-based compensation expense associated with stock options awarded in May 2024.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

Research and development expenses were $19,377,000 for the first quarter of 2025, an increase of $1,338,000, or 7.4%, compared to $18,039,000 for the first quarter of 2024. As a percentage of net revenues, research and development expenses decreased to 20.6% for the first quarter of 2025 from 21.5% for the first quarter of 2024. The components of the $1,338,000 increase in research and development expenses for the first quarter of 2025 compared to the first quarter of 2024 were as follows (dollars in thousands):

	Increase (decrease)
Waste disposal	$801	100.0%	(1)
Supplies	621	161.8%	(2)
Equipment set-up and calibration	555	342.8%	(3)
Compensation	518	4.5%	(4)
Outside services	392	127.7%	(5)
Deferred costs	350	100.0%	(6)
Facilities allocations	148	17.8%
Overhead absorption	112	69.6%
Project and pre-production materials	(2,098)	(58.2)%	(7)
Other, net	(61)	(3.2)%
	$1,338	7.4%
(1)
Increase primarily attributable to an increase in waste disposal activities of Advanced Products related to improving production process capabilities.
(2)
Increase in engineering supplies.
(3)
Increase primarily attributable to equipment set-up and calibration for Advanced Products production.
(4)
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
(7)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.

The significant components of ''Other income (expense), net'' for the three months ended March 31, 2025 and 2024 and the changes between the periods were as follows (in thousands):

	2025	2024	Increase (decrease)
Interest income, net	$2,714	$2,787	$(73)
Rental income	284	198	86
Foreign currency gains (losses), net	133	(279)	412
Other, net	3	18	(15)
	$3,134	$2,724	$410

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the first quarter of 2025 compared to the first quarter of 2024.

Income (loss) before income taxes was $2,985,000 for the first quarter of 2025, as compared to $(13,391,000) for the first quarter of 2024.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

The provision for income taxes and the effective income tax rates for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Provision for income taxes	$424	$1,071
Effective income tax rate	14.2%	(8.0)%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three months ended March 31, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the first quarter of 2025 of $2,539,000, or $0.06 per diluted share, compared to a net loss of $(14,473,000), or $(0.33) per diluted share, for the first quarter of 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $296,099,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 6.4:1 as of March 31, 2025 and 7.5:1 as of December 31, 2024. Working capital, defined as total current assets less total current liabilities, increased $10,089,000 to $411,303,000 as of March 31, 2025 from $401,214,000 as of December 31, 2024.

The changes in working capital from December 31, 2024 to March 31, 2025 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$18,826
Accounts receivable	12,916
Inventories	(7,517)
Other current assets	(295)
Accounts payable	(8,129)
Accrued compensation and benefits	(1,696)
Accrued expenses	(1,969)
Accrued litigation	(331)
Short-term deferred revenue	(1,312)
Other	(404)
$10,089

The primary sources of cash for the three months ended March 31, 2025 were $20,128,000 generated from operations and $3,166,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2025 were for the purchase of property and equipment of $4,550,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of March 31, 2025, we had approximately $99,503,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2025

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

As of March 31, 2025, we had a total of approximately $6,525,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,990,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2025. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company have previously been based upon a percentage of the licensee’s sales. For these licensing transactions, the Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied.

During the three months ended March 31, 2025, the Company signed a licensing agreement that includes certain minimum royalty amounts with the potential of additional variable amounts. The Company has applied a performance constraint on the minimum royalty amounts due to uncertainty and risk around their collectability and cannot conclude that it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur if the Company recognized the entire minimum royalty amount. At the end of each quarter, the Company will assess the level of uncertainty and recognize the portion of the transaction price for which it determines that a significant reversal in the cumulative amount of revenue recognized would not occur.

Vicor Corporation

March 31, 2025

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2025, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value of this security as of March 31, 2025.

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

March 31, 2025

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2025). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the fiscal quarter ended March 31, 2025, the Company implemented a new enterprise resource planning ("ERP") system to replace its operational and financial systems. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. During the fiscal quarter ended March 31, 2025, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

Vicor Corporation

Part II – Other Information

March 31, 2025

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

First Quarter 2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	—	$—	—	$99,502,521
February 1 - 28, 2025	—	$—	—	$99,502,521
March 1 - 31, 2025	—	$—	—	$99,502,521
Total	—	—	—	$99,502,521

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

Item 5 — Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 — Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware corporation, dated December 3, 1990 (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VICOR CORPORATION

Date: April 30, 2025	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2025	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)