Form 10-Q
period 2025-06-30
VICOR CORP
filed 2025-08-01
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 24, 2025 was:

Common Stock, $.01 par value	33,180,546
Class B Common Stock, $.01 par value	11,738,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$338,541	$277,273
Accounts receivable, net	55,085	52,948
Inventories	95,493	106,032
Other current assets	25,662	26,781
Total current assets	514,781	463,034
Long-term deferred tax assets, net	281	261
Long-term investment, net	2,584	2,641
Property, plant and equipment, net	154,285	152,705
Other assets	21,578	22,477
Total assets	$693,509	$641,118
Liabilities and Equity
Current liabilities:
Accounts payable	$16,805	$8,737
Accrued compensation and benefits	13,351	10,852
Accrued litigation	27,563	26,888
Accrued expenses	3,351	6,589
Short-term lease liabilities	1,699	1,716
Sales allowances	2,639	1,667
Income taxes payable	2,926	59
Short-term deferred revenue and customer prepayments	5,506	5,312
Total current liabilities	73,840	61,820
Long-term income taxes payable	4,809	3,387
Long-term lease liabilities	5,994	5,620
Total liabilities	84,643	70,827
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,738,718 shares issued and outstanding in 2025 and 2024	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,202,560 shares issued and 33,141,231 shares outstanding in 2025; 45,082,156 shares issued and 33,433,046 shares outstanding in 2024	453	452
Additional paid-in capital	419,814	407,617
Retained earnings	346,534	302,803
Accumulated other comprehensive loss	(1,291)	(1,495)
Treasury stock at cost: 12,061,329 shares in 2025 and 11,649,110 shares in 2024	(157,033)	(139,424)
Total Vicor Corporation stockholders’ equity	608,595	570,071
Noncontrolling interest	271	220
Total equity	608,866	570,291
Total liabilities and equity	$693,509	$641,118

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue	$85,693	$76,583	$168,899	$152,275
Royalty revenue	10,353	9,271	21,115	17,451
Patent litigation settlement	45,000	—	45,000	—
Total net revenues and patent litigation settlement	141,046	85,854	235,014	169,726
Cost of product revenues	48,918	43,083	98,521	81,832
Gross margin	92,128	42,771	136,493	87,894
Operating expenses:
Selling, general and administrative	27,952	23,318	53,089	49,317
Research and development	18,791	16,939	38,168	34,978
Litigation-contingency expense	—	2,300	—	19,500
Total operating expenses	46,743	42,557	91,257	103,795
Income (loss) from operations	45,385	214	45,236	(15,901)
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(80)	(22)	(57)	70
Less: portion of losses (gains) recognized in other comprehensive income	80	22	57	(70)
Net credit gains recognized in earnings	—	—	—	—
Other income (expense), net	3,657	2,807	6,791	5,531
Total other income (expense), net	3,657	2,807	6,791	5,531
Income (loss) before income taxes	49,042	3,021	52,027	(10,370)
Less: Provision for income taxes	7,842	4,216	8,266	5,287
Consolidated net income (loss)	41,200	(1,195)	43,761	(15,657)
Less: Net income attributable to noncontrolling interest	8	1	30	12
Net income (loss) attributable to Vicor Corporation	$41,192	$(1,196)	$43,731	$(15,669)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.92	$(0.03)	$0.97	$(0.35)
Diluted	$0.91	$(0.03)	$0.97	$(0.35)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	45,007	44,855	45,112	44,686
Diluted	45,077	44,855	45,286	44,686

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$41,200	$(1,195)	$43,761	$(15,657)
Foreign currency translation gains (losses), net of tax (1)	109	(185)	282	(411)
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(80)	(22)	(57)	70
Other comprehensive income (loss)	29	(207)	225	(341)
Consolidated comprehensive income (loss)	41,229	(1,402)	43,986	(15,998)
Less: Comprehensive income (loss) attributable to noncontrolling interest	16	(13)	51	(19)
Comprehensive income (loss) attributable to Vicor Corporation	$41,213	$(1,389)	$43,935	$(15,979)

(1)
The deferred tax assets associated with foreign currency translation gains (losses) and unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2025 and 2024. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2025 and 2024.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Operating activities:
Consolidated net income (loss)	$43,761	$(15,657)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,379	9,275
Stock-based compensation expense	8,058	7,211
Provision for doubtful accounts	7	—
Litigation-contingency expense	—	19,500
Decrease in long-term deferred revenue	—	(720)
Decrease in other assets	991	227
Deferred income taxes	(4)	11
Increase (decrease) in long-term income taxes payable	1,422	(311)
Change in current assets and liabilities, net	20,739	(1,388)
Net cash provided by operating activities	85,353	18,148
Investing activities:
Additions to property, plant and equipment and internal-use software	(10,754)	(13,411)
Net cash used for investing activities	(10,754)	(13,411)
Financing activities:
Proceeds from employee stock plans	4,140	5,138
Repurchases of Common Stock	(17,609)	—
Net cash (used for) provided by financing activities	(13,469)	5,138
Effect of foreign exchange rates on cash	138	(210)
Net increase in cash and cash equivalents	61,268	9,665
Cash and cash equivalents at beginning of period	277,273	242,219
Cash and cash equivalents at end of period	$338,541	$251,884
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,279	$2,133

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2025
Balance on March 31, 2025	$118	$453	$415,131	$305,342	$(1,312)	$(139,424)	$580,308	$255	$580,563
Issuance of Common Stock under employee stock plans			974				974		974
Stock-based compensation expense			3,709				3,709		3,709
Repurchases of Common Stock						(17,609)	(17,609)		(17,609)
Components of comprehensive income, net of tax:
Net income				41,192			41,192	8	41,200
Other comprehensive income					21		21	8	29
Total comprehensive income							41,213	16	41,229
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		1	4,139				4,140		4,140
Stock-based compensation expense			8,058				8,058		8,058
Repurchases of Common Stock						(17,609)	(17,609)		(17,609)
Components of comprehensive (loss) income, net of tax:
Net income				43,731			43,731	30	43,761
Other comprehensive income					204		204	21	225
Total comprehensive income							43,935	51	43,986
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2024
Balance on March 31, 2024	$118	$446	$389,367	$282,201	$(1,390)	$(138,927)	$531,815	$231	$532,046
Issuance of Common Stock under employee stock plans		5	3,377				3,382		3,382
Stock-based compensation expense			3,431				3,431		3,431
Components of comprehensive income (loss), net of tax:
Net (loss) income				(1,196)			(1,196)	1	(1,195)
Other comprehensive loss					(193)		(193)	(14)	(207)
Total comprehensive loss							(1,389)	(13)	(1,402)
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		6	5,132				5,138		5,138
Stock-based compensation expense			7,211				7,211		7,211
Components of comprehensive (loss) income, net of tax:
Net (loss) income				(15,669)			(15,669)	12	(15,657)
Other comprehensive loss					(310)		(310)	(31)	(341)
Total comprehensive loss							(15,979)	(19)	(15,998)
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2025. The balance sheet at December 31, 2024 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025.

2. Inventories

Inventories were as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$74,178	$78,934
Work-in-process	14,080	16,389
Finished goods	7,235	10,709
	$95,493	$106,032

3. Investments

As of June 30, 2025 and December 31, 2024, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,584,000 and $2,641,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2025, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

Details of our investments are as follows (in thousands):

	June 30, 2025
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$298,083	$—
Failed Auction Security	—	2,584
Total	298,083	2,584

Other measurement basis:
Cash on hand	40,458	—
Total	$338,541	$2,584

	December 31, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$246,745	$—
Failed Auction Security	—	2,641
Total	246,745	2,641

Other measurement basis:
Cash on hand	30,528	—
Total	$277,273	$2,641

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	416	$2,584

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	359	$2,641

As of June 30, 2025, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on June 30, 2025, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in seventeen years	$3,000	$2,584

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2025
Cash equivalents:
Money market funds	$298,083	$—	$—	$298,083
Long-term investment:
Failed Auction Security	—	—	2,584	2,584

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash equivalents:
Money market funds	$246,745	$—	$—	$246,745
Long-term investment:
Failed Auction Security	—	—	2,641	2,641

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2025 was as follows (in thousands):

Balance at the beginning of the period	$2,641
Loss included in Other comprehensive income	(57)
Balance at the end of the period	$2,584

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of June 30, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
United States	$46,246	$48,662
Europe	10,862	9,990
Asia Pacific	38,702	26,822
All other	236	380
	$96,046	$85,854

	Six Months Ended June 30,
	2025	2024
United States	$83,088	$96,822
Europe	20,735	20,846
Asia Pacific	85,789	51,142
All other	402	916
	$190,014	$169,726

The $45,000,000 patent litigation settlement payment, as described in additional detail in Note 11, is not associated with any specific geography, therefore it is not included in the above tables.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
United States	$151,690	$146,472
International	2,595	6,233

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
United States	$15,422	$30,824	$46,246
Europe	6,142	4,720	10,862
Asia Pacific	13,822	24,880	38,702
All other	94	142	236
	$35,480	$60,566	$96,046

	Six Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
United States	$28,957	$54,131	$83,088
Europe	13,915	6,820	20,735
Asia Pacific	26,623	59,166	85,789
All other	96	306	402
	$69,591	$120,423	$190,014

	Three Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
United States	$25,431	$23,231	$48,662
Europe	6,559	3,431	9,990
Asia Pacific	7,220	19,602	26,822
All other	276	104	380
	$39,486	$46,368	$85,854

	Six Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
United States	$46,405	$50,417	$96,822
Europe	13,416	7,430	20,846
Asia Pacific	19,488	31,654	51,142
All other	769	147	916
	$80,078	$89,648	$169,726

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$19,620	$40,154	$59,774
Stocking distributors, net of sales allowances	15,604	7,995	23,599
Non-recurring engineering	256	1,704	1,960
Royalties	—	10,353	10,353
Other	—	360	360
	$35,480	$60,566	$96,046

	Six Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$37,902	$83,642	$121,544
Stocking distributors, net of sales allowances	30,968	11,841	42,809
Non-recurring engineering	721	3,105	3,826
Royalties	—	21,115	21,115
Other	—	720	720
	$69,591	$120,423	$190,014

	Three Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,238	$27,713	$47,951
Stocking distributors, net of sales allowances	19,158	8,369	27,527
Non-recurring engineering	90	655	745
Royalties	—	9,271	9,271
Other	—	360	360
	$39,486	$46,368	$85,854

	Six Months Ended June 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$41,048	$49,353	$90,401
Stocking distributors, net of sales allowances	38,565	18,001	56,566
Non-recurring engineering	465	4,123	4,588
Royalties	—	17,451	17,451
Other	—	720	720
	$80,078	$89,648	$169,726

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

The following table presents the changes in certain contract liabilities (in thousands):

	June 30, 2025	December 31, 2024	Change
Short-term deferred revenue and customer prepayments	$(5,506)	$(5,312)	$(194)
Sales allowances	(2,639)	(1,667)	(972)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $574,000 and $1,686,000 for the three and six months ended June 30, 2025, respectively, and approximately $360,000 and $720,000 for the three and six months ended June 30, 2024, respectively, that was included in deferred revenue at the beginning of the respective period.

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of product revenues	$899	$744	$1,866	$1,498
Selling, general and administrative	1,790	1,757	3,984	3,676
Research and development	1,020	930	2,208	2,037
Total stock-based compensation	$3,709	$3,431	$8,058	$7,211

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	$3,386	$3,167	$7,463	$6,633
ESPP	323	264	595	578
Total stock-based compensation	$3,709	$3,431	$8,058	$7,211

8. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 and $227,000 for the three month periods ended June 30, 2025 and 2024, respectively, and $567,000 and $424,000 for the six month periods ended June 30, 2025 and 2024, respectively. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The provision for income taxes includes estimated federal, state and foreign income taxes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

The provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Provision for income taxes	$7,842	$4,216	$8,266	$5,287
Effective income tax rate	16.0%	139.6%	15.9%	(51.0)%

The effective tax rates differ from the statutory tax rates for the three and six months ended June 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three and six months ended June 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of June 30, 2025, the Company had a valuation allowance of approximately $61,483,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of June 30, 2025, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2025. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, the Company’s concerns about industry uncertainty, product transitions, new program introductions and adoption times of new technology offerings are resolved, and the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

10. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss) attributable to Vicor Corporation	$41,192	$(1,196)	$43,731	$(15,669)
Denominator:
Denominator for basic net income (loss) per share – weighted average shares (1)	45,007	44,855	45,112	44,686
Effect of dilutive securities:
Employee stock options (2)	70	—	174	—
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	45,077	44,855	45,286	44,686

Basic net income (loss) per share	$0.92	$(0.03)	$0.97	$(0.35)
Diluted net income (loss) per share	$0.91	$(0.03)	$0.97	$(0.35)

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 2,170,585 and 1,353,021 shares of Common Stock for the three and six months ended June 30, 2025, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 3,083,375 shares of Common Stock for each of the three and six months ended June 30, 2024 were not included in the calculation of net loss per share as the effect would have been antidilutive.

11. Commitments and Contingencies

Capital Expenditure Commitments

At June 30, 2025, the Company had approximately $4,894,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

SynQor Litigation and Litigation Contingency Accruals

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

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

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post-judgment interest of approximately $344,000 and $675,000 for the three and six months ended June 30, 2025, respectively, within the Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations and the associated Accrued litigation account.

Class Action Litigation in the U.S. District Court for the Northern District of California

On July 11, 2024, purported short sellers of the Company’s stock filed a putative class action lawsuit in the U.S. District Court for the Northern District of California styled Benjamin Pouladian et al. v. Vicor Corporation et al., case number 3:24-cv-04196. The suit was brought against the Company and the Company’s Chief Executive Officer, President, and Chairman (the "Defendants"). The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5(b) promulgated thereunder, due to allegedly false and misleading statements during earnings calls in 2023 about the Company’s commercial relationship with an existing customer. The complaint sought damages, interest and attorneys’ fees and costs. The court appointed lead plaintiffs on October 24, 2024 and restyled the case as In re Vicor Securities Litigation. An amended complaint was filed on November 22, 2024 which similarly alleged purported violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5(b) promulgated thereunder. The Defendants filed their motion to dismiss the amended complaint on January 20, 2025 and, on June 6, 2025, the U.S. District Court for the Northern District of California granted the motion to dismiss with leave to amend.

Settlement of Certain Intellectual Property Claims

On May 1, 2025, the Company entered into various settlement agreements to resolve lawsuits, arbitrations, and appeals related to certain intellectual property claims between the Company and certain parties, pursuant to which a total of $45,000,000 was paid to the Company in May 2025 (collectively, the “patent litigation settlement”). The Company incurred $5,100,000 in legal fees in connection with the patent litigation settlement, which were paid in June 2025 and are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Other Proceedings

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

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

Other new pronouncements issued but not effective until after June 30, 2025 are not expected to have a material impact on the Company’s consolidated financial statements.

13. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements and the results of such evaluations will be reflected in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2025.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

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

June 30, 2025

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

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales, including from intellectual property licensing, among relatively fewer customers. Aggregate royalty revenues of $88,000,000 from our patent licensing arrangements and income of $45,000,000 from certain patent litigation settlements relating to Vicor’s power-conversion technology (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements) have resulted in combined gross cash proceeds to the Company of approximately $133,000,000 since January 1, 2021.

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

June 30, 2025

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

Summary of Second Quarter 2025 Financial Performance Compared to First Quarter 2025 Financial Performance

The following summarizes our financial performance for the second quarter of 2025, compared to the first quarter of 2025:

•
Net revenues increased 2.2% to $96,046,000 for the second quarter of 2025, from $93,968,000 for the first quarter of 2025. Net revenues for Brick Products increased 4.0% compared to the first quarter of 2025, primarily due to improved market demand. Advanced Products net revenues increased 1.2% compared to the first quarter of 2025, primarily due to available capacity for increased demand offset by lower royalty revenue.
•
In addition to revenues, the $45,000,000 received by the Company pursuant to the settlement agreements entered into in May 2025 to resolve various lawsuits, arbitrations, and appeals related to certain intellectual property claims between the Company and certain parties (collectively, the “patent litigation settlement”), is included in the second quarter of 2025 operating results. For additional information regarding the patent litigation settlement, see Note 11 to the Condensed Consolidated Financial Statements.
•
Export sales represented approximately 51.9% of total net revenues in the second quarter of 2025 as compared to 60.8% in the first quarter of 2025.
•
Gross margin increased to $92,128,000 for the second quarter of 2025 from $44,365,000 for the first quarter of 2025, with gross margin, as a percentage of total net revenues and patent litigation settlement, increasing to 65.3% for the second quarter of 2025 from 47.2% for the first quarter of 2025. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved product mix, offset by the unfavorable impact due to lower royalty revenue within the quarter and production inefficiencies including an increase in freight-in and tariff spending of $1,595,000.
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $155,214,000 at the end of the second quarter of 2025, as compared to $171,745,000 at the end of the first quarter of 2025.
•
Operating expenses for the second quarter of 2025 increased $2,229,000, or 5.0%, to $46,743,000 from $44,514,000 for the first quarter of 2025.
•
We reported net income for the second quarter of 2025 of $41,192,000, or $0.91 per diluted share, compared to net income of $2,539,000, or $0.06 per diluted share, for the first quarter of 2025.
•
For the second quarter of 2025, depreciation and amortization totaled $5,190,000 and capital additions totaled $6,204,000 as compared to depreciation and amortization of $5,189,000 and capital additions of $4,550,000 for the first quarter of 2025.
•
Inventories decreased by approximately $3,022,000, or 3.1%, to $95,493,000 at June 30, 2025, compared to $98,515,000 at March 31, 2025.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenues for the second quarter of 2025 were $96,046,000, an increase of $10,192,000, or 11.9%, as compared to $85,854,000 for the second quarter of 2024. Net revenues, by product line, for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

			Increase (decrease)
	2025	2024	$	%
Advanced Products including Royalty Revenue	$60,566	$46,368	$14,198	30.6%
Brick Products	35,480	39,486	(4,006)	(10.1)%
Total	$96,046	$85,854	$10,192	11.9%

The increase in net revenues for Advanced Products was primarily due to available capacity for increased demand. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

During the second quarter of 2025, the Company received a patent litigation settlement payment of $45,000,000.

Gross margin for the second quarter of 2025 increased $49,357,000, or 115.4%, to $92,128,000, from $42,771,000 for the second quarter of 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 65.3% for the second quarter of 2025, compared to 49.8% for the second quarter of 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, offset by the unfavorable impact of production inefficiencies including an increase in freight-in and tariff spending of $2,305,000 (net of approximately $0 in duty drawback recovery in the second quarter of 2025 and $662,000 in duty drawback recovery in the second quarter of 2024 of previously paid tariffs).

Selling, general and administrative expenses were $27,952,000 for the second quarter of 2025, an increase of $4,634,000, or 19.9%, from $23,318,000 for the second quarter of 2024. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement, decreased to 19.8% for the second quarter of 2025 from 27.2% for the second quarter of 2024. The components of the $4,634,000 increase in selling, general and administrative expenses for the second quarter of 2025 compared to the second quarter of 2024 were as follows (dollars in thousands):

	Increase
Legal fees	$3,145	75.9%	(1)
Information technology expense	485	58.7%	(2)
Compensation	437	3.4%	(3)
Facilities allocations	252	9.7%	(4)
Litigation, other	145	60.6%	(5)
Depreciation and amortization	108	9.6%
Other, net	62	4.3%
	$4,634	19.9%

(1)
Increase primarily attributable to $5,100,000 in legal fees associated with the patent litigation settlement offset by lower legal activity.
(2)
Increase primarily attributable to an increase in computer software services relating to new internal-use software implementation.
(3)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
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

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

Research and development expenses were $18,791,000 for the second quarter of 2025, an increase of $1,852,000, or 10.9%, compared to $16,939,000 for the second quarter of 2024. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 13.3% for the second quarter of 2025 from 19.7% for the second quarter of 2024. The components of the $1,852,000 increase in research and development expenses for the second quarter of 2025 compared to the second quarter of 2024 were as follows (dollars in thousands):

	Increase (decrease)
Outside services	$1,220	428.5%	(1)
Compensation	619	5.5%	(2)
Waste disposal	176	100.0%	(3)
Deferred costs	168	100.0%	(4)
Supplies	(252)	(68.9)%	(5)
Other, net	(79)	(1.6)%
	$1,852	10.9%

(1)
Increase primarily attributable to an increase in the use of consultants.
(2)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
(3)
Increase primarily attributable to an increase in waste disposal activities of Advanced Products related to improving production process capabilities.
(4)
Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.
(5)
Decrease in engineering supplies.

Litigation-contingency expense related to the SynQor litigation was $0 for the second quarter of 2025 as compared to $2,300,000 for the second quarter of 2024. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation.

The significant components of ''Other income (expense), net'' for the three months ended June 30, 2025 and 2024 and the changes between the periods were as follows (in thousands):

	2025	2024	Increase
Interest income, net	$2,952	$2,810	$142
Foreign currency gains (losses), net	423	(185)	608
Rental income	284	227	57
Other, net	(2)	(45)	43
	$3,657	$2,807	$850

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the second quarter of 2025 compared to the second quarter of 2024.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

Income before income taxes was $49,042,000 for the second quarter of 2025, as compared to $3,021,000 for the second quarter of 2024.

The provision for income taxes and the effective income tax rates for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Provision for income taxes	$7,842	$4,216
Effective income tax rate	16.0%	139.6%

The effective tax rates differ from the statutory tax rates for the three months ended June 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three months ended June 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company’s tax expense and the rate for the quarter ended June 30, 2024 was negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s close to breakeven performance, was having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which caused a significant tax.

See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the second quarter of 2025 of $41,192,000, or $0.91 per diluted share, compared to a net loss of $(1,196,000), or $(0.03) per diluted share, for the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net revenues for the six months ended June 30, 2025 were $190,014,000, an increase of $20,288,000, or 12.0%, from $169,726,000 for the six months ended June 30, 2024. Net revenues, by product line, for the six months ended June 30, 2025 and the six months ended June 30, 2024 were as follows (dollars in thousands):

			Increase (decrease)
	2025	2024	$	%
Advanced Products including Royalty Revenue	$120,423	$89,648	$30,775	34.3%
Brick Products	69,591	80,078	(10,487)	(13.1)%
Total	$190,014	$169,726	$20,288	12.0%

The increase in net revenues for Advanced Products was primarily due to available capacity for increased demand and increased royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

During the six months ended June 30, 2025, the Company received a patent litigation settlement payment of $45,000,000.

Gross margin for the six months ended June 30, 2025 increased $48,599,000, or 55.3%, to $136,493,000 from $87,894,000 for the six months ended June 30, 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 58.1% for the six-month period ended June 30, 2025, as compared to 51.8% for the six-month period ended June 30, 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, when compared to the first six months of 2024, offset by the unfavorable impact of production inefficiencies including an increase in freight-in and tariff spending of $1,985,000 (net of approximately $0 in duty drawback recovery in the first six months of 2025 and $662,000 in duty drawback recovery in the first six months of 2024 of previously paid tariffs).

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

Selling, general and administrative expenses were $53,089,000 for the six months ended June 30, 2025, an increase of $3,772,000, or 7.6%, compared to $49,317,000 for the six months ended June 30, 2024. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement, decreased to 22.6% for the six months ended June 30, 2025 from 29.1% for the six months ended June 30, 2024. The components of the $3,772,000 increase in selling, general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,509	5.9%	(1)
Information technology expense	659	39.4%	(2)
Legal fees	629	5.9%	(3)
Consultants	580	29.0%	(4)
Litigation, other	514	215.7%	(5)
Advertising	(432)	(16.7)%	(6)
Other, net	313	4.8%
	$3,772	7.6%
(1)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
(2)
Increase primarily attributable to an increase in computer software services relating to new internal-use software implementation.
(3)
Increase primarily attributable to $5,100,000 in legal fees associated with the patent litigation settlement offset by lower legal activity.
(4)
Increase primarily attributable to an increase in the use of consultants.
(5)
Increase primarily attributable to an increase in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc.
(6)
Decrease primarily attributable to decreases in sales support expenses, direct mailings, and advertising in trade publications.

Research and development expenses were $38,168,000 for the six months ended June 30, 2025, an increase of $3,190,000, or 9.1%, from $34,978,000 for the six months ended June 30, 2024. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 16.2% for the six months ended June 30, 2025 from 20.6% for the six months ended June 30, 2024. The components of the $3,190,000 increase in research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 were as follows (dollars in thousands):

	Increase (decrease)
Outside services	$1,612	272.5%	(1)
Compensation	1,137	5.0%	(2)
Waste disposal	977	100.0%	(3)
Equipment set-up and calibration	578	91.7%	(4)
Deferred costs	518	100.0%	(5)
Supplies	370	49.4%	(6)
Project and pre-production materials	(2,003)	(33.8)%	(7)
Other, net	1	0.0%
	$3,190	9.1%
(1)
Increase primarily attributable to an increase in the use of consultants.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

(2)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
(3)
Increase primarily attributable to an increase in waste disposal activities of Advanced Products related to improving production process capabilities.
(4)
Increase primarily attributable to equipment set-up and calibration for Advanced Products production.
(5)
Increase primarily attributable to a decrease in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.
(6)
Increase in engineering supplies.
(7)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.

Litigation-contingency expense related to the SynQor litigation was $0 for the six months ended June 30, 2025 as compared to $19,500,000 for the six months ended June 30, 2024. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation.

The significant components of ''Other income (expense), net'' for the six months ended June 30, 2025 and the six months ended June 30, 2024 and the changes from period to period were as follows (in thousands):

	2025	2024	Increase
Interest income, net	$5,666	$5,593	$73
Rental income	567	424	143
Foreign currency gains (losses), net	556	(464)	1,020
Other, net	2	(22)	24
	$6,791	$5,531	$1,260

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd., for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Income (loss) before income taxes was $52,027,000 for the six months ended June 30, 2025, as compared to $(10,370,000) for the six months ended June 30, 2024.

The provision for income taxes and the effective income tax rates for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Provision for income taxes	$8,266	$5,287
Effective income tax rate	15.9%	(51.0)%

The effective tax rates differ from the statutory tax rates for the six months ended June 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the six months ended June 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

The Company’s tax expense and the rate for the six months ended June 30, 2024 was negatively impacted by the capitalization of research and development expenses under Section 174 in the U.S., which given the Company’s six month performance, is having an outsized impact on the rate by effectively moving from a book loss to a taxable income position, which caused a significant tax expense. This is further compounded by the Company not getting a deferred tax benefit from temporary differences due to the full valuation allowance on domestic deferred tax assets.

See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the six months ended June 30, 2025 of $43,731,000, or $0.97 per diluted share, as compared to a net loss of $(15,669,000), or $(0.35) per diluted share, for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $338,541,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 7.0:1 as of June 30, 2025 and 7.5:1 as of December 31, 2024. Working capital, defined as total current assets less total current liabilities, increased $39,727,000 to $440,941,000 as of June 30, 2025 from $401,214,000 as of December 31, 2024.

The changes in working capital from December 31, 2024 to June 30, 2025 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$61,268
Accounts receivable	2,137
Inventories	(10,539)
Other current assets	(1,119)
Accounts payable	(8,068)
Accrued compensation and benefits	(2,251)
Accrued expenses	2,990
Accrued litigation	(675)
Short-term deferred revenue	(194)
Other	(3,822)
$39,727

The primary sources of cash for the six months ended June 30, 2025 were $85,353,000 generated from operations and $4,140,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the six months ended June 30, 2025 were for the repurchases of Common Stock of $17,609,000 and property and equipment of $10,754,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of June 30, 2025, we had approximately $82,028,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2025

As of June 30, 2025, we had a total of approximately $4,894,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,279,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2025. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are generally based upon a percentage of the licensee’s sales. For these licensing transactions, the Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied. In certain right to use licenses where payment is not based on sales-or-usage-based royalties, the Company estimates consideration it expects to be entitled to considering minimum expected payments and potential price concessions. Revenue for these licenses is recognized in an amount that is probable that a significant reversal in the cumulative amount of revenue recognized would not occur.

Vicor Corporation

June 30, 2025

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2025, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value of this security as of June 30, 2025.

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

June 30, 2025

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., June 30, 2025). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the fiscal quarter ended March 31, 2025, the Company implemented a new enterprise resource planning ("ERP") system to replace its operational and financial systems. The Company completed significant pre-implementation testing prior to the implementation and post-implementation testing and monitoring during the quarters ended March 31, 2025 and June 30, 2025 to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, during the quarters ended March 31, 2025 and June 30, 2025, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. During the fiscal quarter ended June 30, 2025, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

Vicor Corporation

Part II – Other Information

June 30, 2025

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Second Quarter 2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	72,400	$42.86	72,400	$96,450,135
May 1 - 31, 2025	258,536	$42.24	258,536	$85,628,286
June 1 - 30, 2025	81,283	$44.31	81,283	$82,028,382
Total	412,219	$43.00	412,219	$82,028,382

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

Item 5 — Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: August 1, 2025	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)