Form 10-Q
period 2025-09-30
VICOR CORP
filed 2025-10-29
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 21, 2025 was:

Common Stock, $.01 par value	32,925,914
Class B Common Stock, $.01 par value	11,726,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$362,382	$277,273
Accounts receivable, net	53,252	52,948
Inventories	92,294	106,032
Other current assets	25,985	26,781
Total current assets	533,913	463,034
Long-term deferred tax assets, net	275	261
Long-term investment, net	2,406	2,641
Property, plant and equipment, net	152,526	152,705
Other assets	21,127	22,477
Total assets	$710,247	$641,118
Liabilities and Equity
Current liabilities:
Accounts payable	$15,391	$8,737
Accrued compensation and benefits	13,438	10,852
Accrued litigation	27,919	26,888
Accrued expenses	5,437	6,589
Short-term lease liabilities	1,584	1,716
Sales allowances	2,569	1,667
Income taxes payable	154	59
Short-term deferred revenue and customer prepayments	4,197	5,312
Total current liabilities	70,689	61,820
Long-term income taxes payable	3,430	3,387
Long-term lease liabilities	5,775	5,620
Total liabilities	79,894	70,827
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,726,718 shares issued and outstanding in 2025 and 11,738,718 shares issued and outstanding in 2024	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,340,074 shares issued and 32,942,744 shares outstanding in 2025; 45,082,156 shares issued and 33,433,046 shares outstanding in 2024	455	452
Additional paid-in capital	428,969	407,617
Retained earnings	374,826	302,803
Accumulated other comprehensive loss	(1,561)	(1,495)
Treasury stock at cost: 12,397,330 shares in 2025 and 11,649,110 shares in 2024	(172,728)	(139,424)
Total Vicor Corporation stockholders’ equity	630,079	570,071
Noncontrolling interest	274	220
Total equity	630,353	570,291
Total liabilities and equity	$710,247	$641,118

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue	$88,698	$79,796	$257,597	$232,071
Royalty revenue	21,725	13,370	42,840	30,821
Patent litigation settlement	—	—	45,000	—
Total net revenues and patent litigation settlement	110,423	93,166	345,437	262,892
Cost of product revenues	46,910	47,422	145,431	129,254
Gross margin	63,513	45,744	200,006	133,638
Operating expenses:
Selling, general and administrative	22,747	23,398	75,836	72,715
Research and development	19,859	16,960	58,027	51,938
Litigation-contingency expense	—	—	—	19,500
Total operating expenses	42,606	40,358	133,863	144,153
Income (loss) from operations	20,907	5,386	66,143	(10,515)
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(178)	40	(235)	110
Less: portion of losses (gains) recognized in other comprehensive income	178	(40)	235	(110)
Net credit gains recognized in earnings	—	—	—	—
Other income (expense), net	2,407	3,713	9,198	9,244
Total other income (expense), net	2,407	3,713	9,198	9,244
Income (loss) before income taxes	23,314	9,099	75,341	(1,271)
Less: (Benefit) provision for income taxes	(4,988)	(2,455)	3,278	2,832
Consolidated net income (loss)	28,302	11,554	72,063	(4,103)
Less: Net income attributable to noncontrolling interest	10	2	40	14
Net income (loss) attributable to Vicor Corporation	$28,292	$11,552	$72,023	$(4,117)

Net income (loss) per common share attributable to Vicor Corporation:
Basic	$0.63	$0.26	$1.60	$(0.09)
Diluted	$0.63	$0.26	$1.59	$(0.09)
Shares used to compute net income (loss) per common share attributable to Vicor Corporation:
Basic	44,734	45,117	44,986	44,829
Diluted	44,930	45,174	45,167	44,829

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$28,302	$11,554	$72,063	$(4,103)
Foreign currency translation (losses) gains, net of tax (1)	(99)	373	183	(38)
Unrealized (losses) gains on available-for-sale securities, net of tax (1)	(178)	40	(235)	110
Other comprehensive (loss) income	(277)	413	(52)	72
Consolidated comprehensive income (loss)	28,025	11,967	72,011	(4,031)
Less: Comprehensive income attributable to noncontrolling interest	3	30	54	11
Comprehensive income (loss) attributable to Vicor Corporation	$28,022	$11,937	$71,957	$(4,042)

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2025 and 2024. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2025 and 2024.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Operating activities:
Consolidated net income (loss)	$72,063	$(4,103)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,615	14,016
Stock-based compensation expense	12,420	11,245
Loss on disposal of fixed assets	839	—
Provision for doubtful accounts	7	—
Litigation-contingency expense	—	19,500
Decrease in long-term deferred revenue	—	(1,020)
Decrease in other assets	1,459	788
Deferred income taxes	(4)	5
Increase (decrease) in long-term income taxes payable	43	(312)
Change in current assets and liabilities, net	21,398	606
Net cash provided by operating activities	123,840	40,725

Investing activities:
Additions to property, plant and equipment and internal-use software	(14,775)	(21,866)
Net cash used for investing activities	(14,775)	(21,866)

Financing activities:
Proceeds from employee stock plans	8,935	7,047
Repurchases of Common Stock	(32,978)	(497)
Net cash (used for) provided by financing activities	(24,043)	6,550
Effect of foreign exchange rates on cash	87	(23)
Net increase in cash and cash equivalents	85,109	25,386
Cash and cash equivalents at beginning of period	277,273	242,219
Cash and cash equivalents at end of period	$362,382	$267,605
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$1,862	$2,976

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2025
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866
Issuance of Common Stock under employee stock plans		2	4,793				4,795		4,795
Stock-based compensation expense			4,362				4,362		4,362
Repurchases of Common Stock						(15,695)	(15,695)		(15,695)
Components of comprehensive income, net of tax:
Net income				28,292			28,292	10	28,302
Other comprehensive income					(270)		(270)	(7)	(277)
Total comprehensive income							28,022	3	28,025
Balance on September 30, 2025	$118	$455	$428,969	$374,826	$(1,561)	$(172,728)	$630,079	$274	$630,353

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		3	8,932				8,935		8,935
Stock-based compensation expense			12,420				12,420		12,420
Repurchases of Common Stock						(33,304)	(33,304)		(33,304)
Components of comprehensive (loss) income, net of tax:
Net income				72,023			72,023	40	72,063
Other comprehensive income					(66)		(66)	14	(52)
Total comprehensive income							71,957	54	72,011
Balance on September 30, 2025	$118	$455	$428,969	$374,826	$(1,561)	$(172,728)	$630,079	$274	$630,353

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2024
Balance on June 30, 2024	$118	$451	$396,175	$281,005	$(1,583)	$(138,927)	$537,239	$218	$537,457
Issuance of Common Stock under employee stock plans		1	1,908				1,909		1,909
Stock-based compensation expense			4,034				4,034		4,034
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive income, net of tax:
Net income				11,552			11,552	2	11,554
Other comprehensive income					385		385	28	413
Total comprehensive income							11,937	30	11,967
Balance on September 30, 2024	$118	$452	$402,117	$292,557	$(1,198)	$(139,424)	$554,622	$248	$554,870

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2024
Balance on December 31, 2023	$118	$445	$383,832	$296,674	$(1,273)	$(138,927)	$540,869	$237	$541,106
Issuance of Common Stock under employee stock plans		7	7,040				7,047		7,047
Stock-based compensation expense			11,245				11,245		11,245
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive (loss) income, net of tax:
Net (loss) income				(4,117)			(4,117)	14	(4,103)
Other comprehensive income (loss)					75		75	(3)	72
Total comprehensive (loss) income							(4,042)	11	(4,031)
Balance on September 30, 2024	$118	$452	$402,117	$292,557	$(1,198)	$(139,424)	$554,622	$248	$554,870

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2025. The balance sheet at December 31, 2024 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025.

2. Inventories

Inventories were as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$70,775	$78,934
Work-in-process	13,858	16,389
Finished goods	7,661	10,709
	$92,294	$106,032

3. Investments

As of September 30, 2025 and December 31, 2024, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,406,000 and $2,641,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through September 30, 2025, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of September 30, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

Details of our investments are as follows (in thousands):

	September 30, 2025
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$324,159	$—
Failed Auction Security	—	2,406
Total	324,159	2,406

Other measurement basis:
Cash on hand	38,223	—
Total	$362,382	$2,406

	December 31, 2024
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$246,745	$—
Failed Auction Security	—	2,641
Total	246,745	2,641

Other measurement basis:
Cash on hand	30,528	—
Total	$277,273	$2,641

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	594	$2,406

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	359	$2,641

As of September 30, 2025, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on September 30, 2025, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in seventeen years	$3,000	$2,406

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2025
Cash equivalents:
Money market funds	$324,159	$—	$—	$324,159
Long-term investment:
Failed Auction Security	—	—	2,406	2,406

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash equivalents:
Money market funds	$246,745	$—	$—	$246,745
Long-term investment:
Failed Auction Security	—	—	2,641	2,641

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2025 was as follows (in thousands):

Balance at the beginning of the period	$2,641
Loss included in Other comprehensive income	(235)
Balance at the end of the period	$2,406

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of September 30, 2025.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
United States	$63,180	$47,522
Europe	10,882	10,950
Asia Pacific	35,434	34,210
All other	927	484
	$110,423	$93,166

	Nine Months Ended September 30,
	2025	2024
United States	$146,268	$144,344
Europe	31,617	31,796
Asia Pacific	121,223	85,352
All other	1,329	1,400
	$300,437	$262,892

The $45,000,000 patent litigation settlement payment, as described in additional detail in Note 11, is not associated with any specific geography, therefore it is not included in the above table.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
United States	$150,002	$148,974
International	2,524	3,731

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
United States	$22,957	$40,223	$63,180
Europe	7,086	3,796	10,882
Asia Pacific	14,828	20,606	35,434
All other	46	881	927
	$44,917	$65,506	$110,423

	Nine Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
United States	$51,914	$94,354	$146,268
Europe	21,001	10,616	31,617
Asia Pacific	41,451	79,772	121,223
All other	142	1,187	1,329
	$114,508	$185,929	$300,437

	Three Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
United States	$24,943	$22,579	$47,522
Europe	7,906	3,044	10,950
Asia Pacific	10,777	23,433	34,210
All other	138	346	484
	$43,764	$49,402	$93,166

	Nine Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
United States	$71,348	$72,996	$144,344
Europe	21,322	10,474	31,796
Asia Pacific	30,265	55,087	85,352
All other	907	493	1,400
	$123,842	$139,050	$262,892

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,728	$31,942	$52,670
Stocking distributors, net of sales allowances	23,850	11,318	35,168
Non-recurring engineering	339	221	560
Royalties	—	21,725	21,725
Other	—	300	300
	$44,917	$65,506	$110,423

	Nine Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$58,630	$115,584	$174,214
Stocking distributors, net of sales allowances	54,818	23,159	77,977
Non-recurring engineering	1,060	3,326	4,386
Royalties	—	42,840	42,840
Other	—	1,020	1,020
	$114,508	$185,929	$300,437

	Three Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$25,854	$29,405	$55,259
Stocking distributors, net of sales allowances	17,724	6,367	24,091
Non-recurring engineering	186	(100)	86
Royalties	—	13,370	13,370
Other	—	360	360
	$43,764	$49,402	$93,166

	Nine Months Ended September 30, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$66,902	$78,758	$145,660
Stocking distributors, net of sales allowances	56,289	24,368	80,657
Non-recurring engineering	651	4,023	4,674
Royalties	—	30,821	30,821
Other	—	1,080	1,080
	$123,842	$139,050	$262,892

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

The following table presents the changes in certain contract liabilities (in thousands):

	September 30, 2025	December 31, 2024	Change
Short-term deferred revenue and customer prepayments	$(4,197)	$(5,312)	$1,115
Sales allowances	(2,569)	(1,667)	(902)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $411,000 and $2,097,000 for the three and nine months ended September 30, 2025, respectively, and approximately $360,000 and $1,080,000 for the three and nine months ended September 30, 2024, respectively, that was included in deferred revenue at the beginning of the respective period.

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of product revenues	$1,024	$886	$2,890	$2,384
Selling, general and administrative	2,117	2,036	6,101	5,712
Research and development	1,221	1,112	3,429	3,149
Total stock-based compensation	$4,362	$4,034	$12,420	$11,245

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	$4,035	$3,783	$11,498	$10,416
ESPP	327	251	922	829
Total stock-based compensation	$4,362	$4,034	$12,420	$11,245

8. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 for both the three-month periods ended September 30, 2025 and 2024 and $851,000 and $708,000 for the nine month periods ended September 30, 2025 and 2024, respectively. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The (benefit) provision for income taxes includes estimated federal, state and foreign income taxes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Benefit) provision for income taxes	$(4,988)	$(2,455)	$3,278	$2,832
Effective income tax rate	(21.4)%	(27.0)%	4.4%	(222.8)%

The effective tax rates differ from the statutory tax rates for the three and nine months ended September 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

As of September 30, 2025, the Company had a valuation allowance of approximately $61,546,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, the Company faces uncertainties in forecasting its operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of September 30, 2025, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2025. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the positive operating results continue, the Company’s concerns about industry uncertainty, product transitions, new program introductions and adoption times of new technology offerings are resolved, and the Company believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance in the near-term. Certain state tax credits, though, will likely never be released by the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements, including the key corporate tax provisions related to the restoration of 100% bonus depreciation and immediate expensing for domestic research and experimental expenditures. In accordance with Accounting Standards Codification ("ASC") 740, the effects of the new tax provisions of the OBBBA have been recognized in this Quarterly Report on Form 10-Q for the period ended September 30, 2025. The benefits related to the immediate expensing for domestic research and experimental expenditures, combined with the Company's domestic valuation allowance position, resulted in an income tax benefit for the three months ended September 30, 2025 and a reduction to the Company's effective tax rate for the nine months ended September 30, 2025.

10. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss) attributable to Vicor Corporation	$28,292	$11,552	$72,023	$(4,117)
Denominator:
Denominator for basic net income (loss) per share – weighted average shares (1)	44,734	45,117	44,986	44,829
Effect of dilutive securities:
Employee stock options (2)	196	57	181	—
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	44,930	45,174	45,167	44,829

Basic net income (loss) per share	$0.63	$0.26	$1.60	$(0.09)
Diluted net income (loss) per share	$0.63	$0.26	$1.59	$(0.09)

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 1,733,948 and 1,500,723 shares of Common Stock for the three and nine months ended September 30, 2025, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 2,875,975 and 2,971,033 shares of Common Stock for each of the three and nine months ended September 30, 2024, respectively, were not included in the calculation of net income (loss) per share as the effect would have been antidilutive.

11. Commitments and Contingencies

Capital Expenditure Commitments

At September 30, 2025, the Company had approximately $3,666,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

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

September 30, 2025

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

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post-judgment interest of approximately $356,000 and $1,030,000 for the three and nine months ended September 30, 2025, respectively, within the Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations and the associated Accrued litigation account.

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

Settlement of Certain Intellectual Property Claims

On May 1, 2025, the Company entered into various settlement agreements to resolve lawsuits, arbitrations, and appeals related to certain intellectual property claims between the Company and certain parties, pursuant to which a total of $45,000,000 was paid to the Company in May 2025 (collectively, the “patent litigation settlement”). The Company incurred $5,100,000 in legal fees in connection with the patent litigation settlement, which were paid in June 2025 and are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2025.

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

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

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

Other new pronouncements issued but not effective until after September 30, 2025 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

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

September 30, 2025

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

The applications in which our Advanced Products and Brick Products are used are typically in the higher-performance, higher-power segments of the market segments we serve. With our Advanced Products, we generally serve large Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and their contract manufacturers, with sales currently concentrated in the data center and hyperscaler segments of enterprise computing, in which our products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. We have established a leadership position in the emerging market segment for powering high-performance processors used for acceleration of applications associated with artificial intelligence (“AI”). Our customers in the AI market segment include the leading innovators in processor and accelerator design, as well as early adopters in cloud computing and high performance computing. We also serve applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). With our Brick Products, we generally serve a fragmented base of large and small customers, concentrated in aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). With our strategic emphasis on larger, high-volume customers, we expect to experience over time a greater concentration of sales, including from intellectual property licensing, among relatively fewer customers. Aggregate royalty revenues of $110,000,000 from our patent licensing arrangements and income of $45,000,000 from certain patent litigation settlements relating to Vicor’s power-conversion technology (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements) have resulted in combined gross cash proceeds to the Company of approximately $155,000,000 since January 1, 2021.

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

September 30, 2025

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

Summary of Third Quarter 2025 Financial Performance Compared to Second Quarter 2025 Financial Performance

The following summarizes our financial performance for the third quarter of 2025, compared to the second quarter of 2025:

•
Net revenues increased 15.0% to $110,423,000 for the third quarter of 2025, from $96,046,000 for the second quarter of 2025. Net revenues for Brick Products increased 26.6% compared to the second quarter of 2025, primarily due to improved market demand. Advanced Products net revenues increased 8.2% compared to the second quarter of 2025, primarily due to higher royalty revenue.
•
Export sales represented approximately 42.8% of total net revenues in the third quarter of 2025 as compared to 51.9% in the second quarter of 2025.
•
Gross margin decreased to $63,513,000 for the third quarter of 2025 from $92,128,000 for the second quarter of 2025, with gross margin, as a percentage of total net revenues and patent litigation settlement, decreasing to 57.5% for the third quarter of 2025 from 65.3% for the second quarter of 2025. The decrease in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 in connection with the resolution of lawsuits, arbitrations, and appeals related to certain intellectual property litigation (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements), offset by the favorable impact from higher sales volume and improved product mix in the third quarter and the favorable impact from higher royalty revenue in the third quarter combined with production efficiencies including a decrease in freight-in and tariff spending of $1,071,000 (net of approximately $712,000 in duty drawback recovery in the third quarter of 2025 and $0 in duty drawback recovery in the second quarter of 2025 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $152,809,000 at the end of the third quarter of 2025, as compared to $155,214,000 at the end of the second quarter of 2025.
•
Operating expenses for the third quarter of 2025 decreased $4,137,000, or 8.9%, to $42,606,000 from $46,743,000 for the second quarter of 2025.
•
We reported net income for the third quarter of 2025 of $28,292,000, or $0.63 per diluted share, compared to net income of $41,192,000, or $0.91 per diluted share, for the second quarter of 2025.
•
For the third quarter of 2025, depreciation and amortization totaled $5,236,000 and capital additions totaled $4,021,000 as compared to depreciation and amortization of $5,190,000 and capital additions of $6,204,000 for the second quarter of 2025.
•
Inventories decreased by approximately $3,199,000, or 3.3%, to $92,294,000 at September 30, 2025, compared to $95,493,000 at June 30, 2025.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net revenues for the third quarter of 2025 were $110,423,000, an increase of $17,257,000, or 18.5%, as compared to $93,166,000 for the third quarter of 2024. Net revenues, by product line, for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

			Increase
	2025	2024	$	%
Advanced Products including Royalty Revenue	$65,506	$49,402	$16,104	32.6%
Brick Products	44,917	43,764	1,153	2.6%
Total	$110,423	$93,166	$17,257	18.5%

The increase in net revenues for Advanced Products was primarily due to improved market demand and higher royalty revenue. The increase in net revenues for Brick Products was primarily due to improved market demand.

Gross margin for the third quarter of 2025 increased $17,769,000, or 38.8%, to $63,513,000, from $45,744,000 for the third quarter of 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 57.5% for the third quarter of 2025, compared to 49.1% for the third quarter of 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, offset by the unfavorable impact of production inefficiencies.

Selling, general and administrative expenses were $22,747,000 for the third quarter of 2025, a decrease of $651,000, or 2.8%, from $23,398,000 for the third quarter of 2024. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement, decreased to 20.6% for the third quarter of 2025 from 25.1% for the third quarter of 2024. The components of the $651,000 decrease in selling, general and administrative expenses for the third quarter of 2025 compared to the third quarter of 2024 were as follows (dollars in thousands):

	(Decrease) Increase
Legal fees	$(2,118)	(49.4)%	(1)
Depreciation and amortization	163	14.8%	(2)
Information technology expense	220	24.3%	(3)
Compensation	898	7.1%	(4)
Other, net	186	4.1%
	$(651)	(2.8)%

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
(4)
Increase primarily attributable to annual compensation adjustments in May 2025 and an increase in headcount.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

Research and development expenses were $19,859,000 for the third quarter of 2025, an increase of $2,899,000, or 17.1%, compared to $16,960,000 for the third quarter of 2024. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 18.0% for the third quarter of 2025 from 18.2% for the third quarter of 2024. The components of the $2,899,000 increase in research and development expenses for the third quarter of 2025 compared to the third quarter of 2024 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$1,024	54.4%	(1)
Outside services	873	364.3%	(2)
Supplies	640	193.4%	(3)
Compensation	411	3.6%	(4)
Overhead absorption	(118)	(192.2)%	(5)
Other, net	69	2.2%
	$2,899	17.1%

(1)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(2)
Increase primarily attributable to an increase in the use of outside service providers for our manufacturing facility.
(3)
Increase in the consumption of materials and supplies used in the engineering process.
(4)
Increase primarily attributable to annual compensation adjustments in May 2025 and an increase in headcount.
(5)
Decrease primarily attributable to an increase in research and development personnel incurring time on production activities, compared to research and development activities.

The significant components of ''Other income (expense), net'' for the three months ended September 30, 2025 and 2024 and the changes between the periods were as follows (in thousands):

	2025	2024	Increase (decrease)
Interest income, net	$3,113	$3,032	$81
Rental income	284	284	—
Foreign currency (losses) gains, net	(150)	404	(554)
Loss on disposal of equipment	(848)	(30)	(818)
Other, net	8	23	(15)
	$2,407	$3,713	$(1,306)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in the third quarter of 2025 compared to the third quarter of 2024.

Income before income taxes was $23,314,000 for the third quarter of 2025, as compared to $9,099,000 for the third quarter of 2024.

The benefit for income taxes and the effective income tax rates for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

	2025	2024
Benefit for income taxes	$(4,988)	$(2,455)
Effective income tax rate	(21.4)%	(27.0)%

The effective tax rates differ from the statutory tax rates for the three months ended September 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the three months ended September 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The effects of the new tax provisions of the OBBBA have been recognized for the period ended September 30, 2025. The benefits related to the immediate expensing for domestic research and experimental expenditures, combined with the Company's domestic valuation allowance position, resulted in a reduction of the Company's effective tax rate for the period ended September 30, 2025.

See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the third quarter of 2025 of $28,292,000, or $0.63 per diluted share, compared to net income of $11,552,000, or $0.26 per diluted share, for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net revenues for the nine months ended September 30, 2025 were $300,437,000, an increase of $37,545,000, or 14.3%, from $262,892,000 for the nine months ended September 30, 2024. Net revenues, by product line, for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 were as follows (dollars in thousands):

			Increase (decrease)
	2025	2024	$	%
Advanced Products including Royalty Revenue	$185,929	$139,050	$46,879	33.7%
Brick Products	114,508	123,842	(9,334)	(7.5)%
Total	$300,437	$262,892	$37,545	14.3%

The increase in net revenues for Advanced Products was primarily due to improved market demand and higher royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

During the nine months ended September 30, 2025, the Company received a patent litigation settlement payment of $45,000,000 (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements).

Gross margin for the nine months ended September 30, 2025 increased $66,368,000, or 49.7%, to $200,006,000 from $133,638,000 for the nine months ended September 30, 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 57.9% for the nine-month period ended September 30, 2025, as compared to 50.8% for the nine-month period ended September 30, 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, when compared to the first nine months of 2024, offset by the unfavorable impact of production inefficiencies including an increase in freight-in and tariff spending of $2,070,000 (net of approximately $712,000 in duty drawback recovery in the first nine months of 2025 and $717,000 in duty drawback recovery in the first nine months of 2024 of previously paid tariffs).

Selling, general and administrative expenses were $75,836,000 for the nine months ended September 30, 2025, an increase of $3,121,000, or 4.3%, compared to $72,715,000 for the nine months ended September 30, 2024. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement, decreased to 22.0% for the nine months ended September 30, 2025 from 27.7% for the nine months ended September 30, 2024. The components of the $3,121,000 increase in

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

selling, general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,407	6.3%	(1)
Information technology expense	879	34.1%	(2)
Litigation, other	532	86.5%	(3)
Consultants	507	17.3%	(4)
Depreciation and amortization	353	10.4%	(5)
Legal fees	(1,489)	(10.0)%	(6)
Other, net	(68)	(0.7)%
	$3,121	4.3%
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

Research and development expenses were $58,027,000 for the nine months ended September 30, 2025, an increase of $6,089,000, or 11.7%, from $51,938,000 for the nine months ended September 30, 2024. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 16.8% for the nine months ended September 30, 2025 from 19.8% for the nine months ended September 30, 2024. The components of the $6,089,000 increase in research and development expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows (dollars in thousands):

	Increase (decrease)
Outside services	$2,485	299.0%	(1)
Compensation	1,548	4.5%	(2)
Supplies	1,010	93.5%	(3)
Waste disposal	968	967.9%	(4)
Equipment set-up and calibration	636	72.3%	(5)
Deferred costs	518	100.0%	(6)
Project and pre-production materials	(979)	(12.5)%	(7)
Other, net	(97)	(1.3)%
	$6,089	11.7%
(1)
Increase primarily attributable to an increase in the use of outside service providers for our manufacturing facility.
(2)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
(3)
Increase in the consumption of materials and supplies used in the engineering process.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

(4)
Increase primarily attributable to an increase in waste disposal activities related to improving production process capabilities for our Advanced Products.
(5)
Increase primarily attributable to equipment set-up and calibration for Advanced Products production.
(6)
Increase primarily attributable to lower deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.
(7)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.

Litigation-contingency expense related to the SynQor litigation was $0 for the nine months ended September 30, 2025 as compared to $19,500,000 for the nine months ended September 30, 2024. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the SynQor litigation.

The significant components of ''Other income (expense), net'' for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 and the changes from period to period were as follows (in thousands):

	2025	2024	Increase (decrease)
Interest income, net	$8,779	$8,625	$154
Rental income	851	708	143
Foreign currency gains (losses), net	407	(60)	467
Loss on disposal of equipment	(848)	(11)	(837)
Other, net	9	(18)	27
	$9,198	$9,244	$(46)

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd., for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Income (loss) before income taxes was $75,341,000 for the nine months ended September 30, 2025, as compared to $(1,271,000) for the nine months ended September 30, 2024.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Provision for income taxes	$3,278	$2,832
Effective income tax rate	4.4%	(222.8)%

The effective tax rates differ from the statutory tax rates for the nine months ended September 30, 2025 and 2024 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets. The provision for income taxes for the nine months ended September 30, 2025 and 2024 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The effects of the new tax provisions of the OBBBA have been recognized for the period ended September 30, 2025. The benefits related to the immediate expensing for domestic research and experimental expenditures, combined with the Company's domestic valuation allowance position, resulted in a reduction of the Company's effective tax rate for the period ended September 30, 2025.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

See Note 9 to the Condensed Consolidated Financial Statements for disclosure regarding our current assessment of the valuation allowance against all domestic deferred tax assets, and the possible release (i.e., reduction) of the allowance in the future.

We reported net income for the nine months ended September 30, 2025 of $72,023,000, or $1.59 per diluted share, as compared to a net loss of $(4,117,000), or $(0.09) per diluted share, for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $362,382,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 7.6:1 as of September 30, 2025 and 7.5:1 as of December 31, 2024. Working capital, defined as total current assets less total current liabilities, increased $62,010,000 to $463,224,000 as of September 30, 2025 from $401,214,000 as of December 31, 2024.

The changes in working capital from December 31, 2024 to September 30, 2025 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$85,109
Accounts receivable	304
Inventories	(13,738)
Other current assets	(796)
Accounts payable	(6,654)
Accrued compensation and benefits	(2,433)
Accrued expenses	999
Accrued litigation	(1,031)
Short-term deferred revenue	1,115
Other	(865)
$62,010

The primary sources of cash for the nine months ended September 30, 2025 were $123,840,000 generated from operations and $8,935,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the nine months ended September 30, 2025 were for the repurchases of Common Stock of $32,978,000 and property and equipment purchases of $14,775,000.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of September 30, 2025, we had approximately $66,440,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2025

As of September 30, 2025, we had a total of approximately $3,666,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $1,862,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2025. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are generally based upon a percentage of the licensee’s sales. For these licensing transactions, the Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied. In certain right to use licenses where payment is not based on sales-or-usage-based royalties, the Company estimates consideration it expects to be entitled to considering minimum expected payments and potential price concessions. Revenue for these licenses is recognized in an amount that is probable that a significant reversal in the cumulative amount of revenue recognized would not occur. In certain right-to-use license arrangements, the Company recognizes revenue upon receipt of payment, consistent with the alternative revenue recognition model prescribed by ASC 606. This policy is re-evaluated periodically based on the facts and circumstances of each licensee.

Vicor Corporation

September 30, 2025

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of September 30, 2025, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value of this security as of September 30, 2025.

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

September 30, 2025

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., September 30, 2025). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the fiscal quarter ended March 31, 2025, the Company implemented a new enterprise resource planning ("ERP") system to replace its operational and financial systems. The Company completed significant pre-implementation testing prior to the implementation and post-implementation testing and monitoring during the nine months ended September 30, 2025 to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, during the nine months ended September 30, 2025, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. During the fiscal quarter ended September 30, 2025, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

Vicor Corporation

Part II – Other Information

September 30, 2025

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Third Quarter 2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	86,272	$45.53	86,272	$78,100,576
August 1 - 31, 2025	216,061	$46.29	216,061	$68,098,695
September 1 - 30, 2025	33,668	$49.27	33,668	$66,440,035
Total	336,001	$46.39	336,001	$66,440,035

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

Item 5 — Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VICOR CORPORATION

Date: October 29, 2025	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)