Form 10-K
period 2025-12-31
VICOR CORP
filed 2026-03-02
CIK 751978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last trading day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was approximately $1,020,010,501.

Title of Each Class	Number of Shares of Common Stock Outstanding as of February 23, 2026
Common Stock	33,646,426
Class B Common Stock	11,726,718

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company’s 2026 annual meeting of stockholders are incorporated by reference into Part III.

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

Our latest innovation for powering processors is vertical power delivery, which involves mounting our highest-performance solutions on the underside of the motherboard, opposite the GPU or AI ASIC, thereby enabling a further reduction in distribution losses at the load, yielding higher efficiency and unprecedented power density. Vertically-mounting the solution allows unrestricted access to microprocessor input/output I/O pins on the top side of the motherboard, thereby improving I/O speed and memory access, which are a priority for GPUs and AI ASICs in AI applications. We continue the development of our vertical power delivery solutions.

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

Annual revenue associated with the sale of Advanced Products which includes royalty revenue, was approximately 61.0%, 55.0%, and 55.3% of the Company’s consolidated total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Annual revenue associated with the sale of Brick Products, inclusive of such sales of our Vicor Custom Power and VJCL subsidiaries, was approximately 39.0%, 45.0%, and 44.7% of the Company’s consolidated total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, the Company’s order backlog was approximately $176,938,000, compared to $155,505,000 as of December 31, 2024. Backlog, as presented here, consists of orders for products for which shipment is scheduled within the following 12 months, subject to our scheduling and cancellation policies.

Over the course of recent years the supply picture for the semiconductor industry generally improved and we have reduced quoted lead time to 22 – 28 weeks, depending on product family. In the second half of 2025, we added a 10% tariff surcharge on our products to cover the estimated cost of tariffs introduced during the year.

A portion of our revenue in any quarter is, and will continue to be, derived from “turns” volume, representing either orders booked and shipped in the same quarter or orders for which customers have requested accelerated delivery from a later quarter to the current quarter. This volume generally has been associated with orders for Brick Products. In 2025, our order backlog remained approximately flat, and consequently our book-to-bill ratio was approximately 1.0 during the year with an improvement in the fourth quarter. An influence on turns volume has been our transition to larger OEM customers, which typically schedule large volumes for delivery over multiple quarters and frequently reschedule deliveries for either earlier or later shipment. Average quarterly turns volume was approximately 34% of 2025 total net revenues, approximately 30% of 2024 total net revenues, and approximately 18% of 2023 total net revenues.

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

For 2025, exports to China and Hong Kong were approximately $48,347,000, representing approximately 11.9% of total net revenues and an approximately 7.0% increase compared to the 2024 total net revenues of approximately $45,199,000. Current exports to China and Hong Kong are heavily oriented toward Brick Products for industrial and rail applications, as well as certain aerospace and defense electronics applications permitted under U.S. export control regulations (our products are designated EAR99 commodities under the Export Administration Regulations of the U.S. Department of Commerce and are not subject to export licenses).

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

Marketing and Sales

We reach and serve customers through several sales channels: a direct sales force; independent, authorized non-stocking distributors in Europe and Asia; and four authorized stocking distributors world-wide: Arrow Electronics, Inc., Digi-Key Corporation, Avnet Electronics, and Mouser Electronics, Inc. All sales channels are supported by regional TSCs, each offering application engineering and sales support for our channel partners. Domestic TSCs are located in: Andover, Massachusetts; Lombard, Illinois; and Santa Clara, California. International TSCs are located in: Beijing, China; Hong Kong, China; Shanghai, China; Shenzhen, China; Munich, Germany; Bangalore, India; Milan, Italy; Tokyo, Japan; Seoul, South Korea; Singapore; Taipei, Taiwan (Republic of China); and Camberley, United Kingdom. Customers do not place purchase orders with TSCs, but do so directly with the Company or with our channel partners. In Japan, customers place purchase orders with authorized distributors or, for certain custom products, VJCL.

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

As stated, our strategy involves maintaining high levels of customer engagement and support for design and engineering. We incurred approximately $51,334,000, $49,827,000, and $52,938,000 in marketing and sales expenses in 2025, 2024, and 2023, respectively, representing approximately 12.6%, 13.9%, and 13.1% of total net revenues in 2025, 2024, and 2023, respectively.

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

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. For the year ended December 31, 2025, costs associated with tariffs totaled approximately $7,375,000, an increase of 76.1% compared to $4,189,000 in costs incurred for the year ended December 31, 2024. For the year ended December 31, 2023, costs associated with tariffs totaled approximately $7,985,000. We continue to assess the impact of these costs and are actively evaluating alternative sources of raw materials. We also have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of tariffs paid on raw materials used to produce products we subsequently exported. We recovered $907,000, $1,669,000 and $6,954,000 for the years ended December 31, 2025, 2024 and 2023, respectively, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries. To mitigate the impact of tariffs, we implemented a 10% tariff surcharge on our products in July 2025.

Intellectual Property

Our competitive positioning has been, and will continue to be, supported by our long-standing commitment to research and development of power distribution architectures, power conversion technologies, advanced packaging and manufacturing, and innovative approaches to solving customer problems. Our research and development activities have resulted in important patents protecting our products and enabling technologies, as well as proprietary trade secrets associated with our use of certain components and materials of our own design and proprietary manufacturing, packaging, and testing processes. We incurred approximately $78,570,000, $68,922,000, and $67,857,000 in research and development expenses in 2025, 2024, and 2023, respectively, representing approximately 19.3%, 19.2%, and 16.8% of total net revenues in 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, in the United States, we have been issued 128 patents having expirations scheduled between 2026 and 2043 and have filed a number of patent applications which are still pending, many of which are expected to issue as patents in 2026 and beyond. We have vigorously protected our rights under these patents and will continue to do so. Although we believe patents are an effective way of protecting our technology, there can be no assurances our patents will prove to be enforceable in any given jurisdiction.

In addition to generating revenue from product sales, we seek to license our intellectual property. In granting licenses, we generally retain the right to use our patented technologies and manufacture and sell our products in all licensed geographic areas and fields of use. Revenues from licensing arrangements were approximately $57,384,000, $46,595,000, and $15,872,000 in 2025, 2024, and 2023, respectively, representing approximately 14.1%, 13.0%, and 3.9% of total net revenues in 2025, 2024, and 2023, respectively. In the second quarter of 2025, we received $45 million as a patent litigation settlement.

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

As of December 31, 2025, we had 1,092 full-time employees, of which 1,006 were in the U.S. and 86 were in our international locations. As of December 31, 2025, we also had 23 part-time temporary employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Available Information

We maintain a website with the address www.vicorpower.com and make available free of charge through this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available on our website our Code of Business Conduct, as well as the charters for the Audit and Compensation Committees of our Board of Directors.

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

For the years ended December 31, 2025, 2024, and 2023, net revenues from sales outside the United States were 50.8%, 48.2%, and 63.1%, respectively, of our total net revenues. Net revenues from customers in China and Hong Kong, accounted for approximately 11.9% in 2025, approximately 12.6% in 2024, and approximately 17.7% in 2023 of our total net revenues. We expect international sales, notably in Asia, will continue to be a significant component of total sales, since many of the OEMs and ODMs we target as customers are domiciled offshore, and such customers increasingly utilize offshore contract manufacturers, and rely upon those contract manufacturers to place orders directly with us.

To date, we have not experienced material delays or reduced raw material availability as a result of trade disputes between the U.S. and China, including the imposition in 2018 of import tariffs under the provisions of Section 301 of the Trade Act of 1974 (19 U.S.C. § 2411) (“Section 301 Tariffs”) on certain Chinese goods imported into the United States. However, the costs of Section 301 Tariffs have had a material impact on our profitability. For the year ended December 31, 2025, Section 301 Tariffs totaled approximately $7,375,000, an increase of 76.1% compared to $4,189,000 incurred for 2024. For the year ended December 31, 2023, costs associated with tariffs totaled approximately $7,985,000. For 2025, 2024 and 2023, Section 301 Tariffs totaled approximately 1.8%, 1.2% and 2.0%, respectively, of total annual net revenues, representing a reduction in our gross profit margin as a percentage of total annual net revenues.

We have filed “duty drawback” applications with U.S. Customs and Border Protection for the recovery of Section 301 Tariffs paid on raw materials and components used to produce products we subsequently exported. We recovered $907,000 for the year ended December 31, 2025, however, we are not able to estimate the amount or timing of any additional recoveries, and there can be no assurance that there will be any additional recoveries.

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

Integrating artificial intelligence ("AI") and machine learning presents significant strategic advantages, yet necessitates a proactive approach to mitigating multifaceted business, financial, and legal risks.

While AI and machine learning advancements can significantly boost performance and efficiency, their integration introduces critical operational, legal, and financial risks. As we evaluate the adoption of these tools, we must also rigorously guard against risks associated with them. These risks include potential security breaches or incidents, inadvertently disclosing confidential or sensitive data, inaccuracies or improper bias in our operations, legal claims, noncompliance with industry standards, complications establishing or asserting intellectual property ownership and reputational harm. In addition, increased adoption of AI technology by us and third-party partners may also increase the risks of cybersecurity incidents.

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

Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability or the ability of our customers and end users to sell products in certain countries and thereby have a material adverse effect on our business, revenue and results of operations. In recent years, the U.S. government has continued to expand the number of foreign entities on the Entity List (a restricted party list that imposes additional licensing requirements on shipments to listed parties). These export controls are, in part, intended to restrict the ability of the People’s Republic of China to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may continue to occur in the future could materially and adversely affect our business, revenue and results of operations.

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

In the past, we have declared and paid cash dividends on our Common Stock. The payment of dividends is based on the periodic determination by our Board of Directors that we have adequate capital to fund anticipated operating requirements and that excess cash is available for distribution to stockholders via a dividend. We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2025, we have no plans to declare or pay a cash dividend.

The ownership of our Common Stock is concentrated between Dr. Vinciarelli and a limited number of institutional investors. As of December 31, 2025, Dr. Vinciarelli was the beneficial owner of 9,879,288 shares of our Common Stock, plus 12,086 shares which Dr. Vinciarelli has the right to acquire upon exercise of options to purchase Common Stock within 60 days of December 31, 2025. He also holds 11,023,648 shares of our unregistered Class B Common Stock (which may only be sold or transferred after required conversion, on a one-for-one basis, into registered shares of Common Stock), which together with his ownership of Common Stock, represents 46.9% of our total issued and outstanding shares of capital stock. Accordingly, the market float for our Common Stock and average daily trading volumes are relatively small, which may negatively impact investors’ ability to buy or sell shares of our Common Stock in a timely manner.

Dr. Vinciarelli owns 94.0% of the issued and outstanding shares of our Class B Common Stock, which possess 10 votes per share. Dr. Estia J. Eichten, a member of our Board of Directors, owns the majority of the balance of the Class B Common Stock issued and outstanding. As such, Dr. Vinciarelli, controlling in aggregate 79.6% of our outstanding voting securities, has effective control of our governance.

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

Our CISO oversees security, including the corporate IT environment, our public cloud presence, and security standards that are used as a framework for managing security across our Company. Our CISO is also responsible for security awareness, administering our corporate security training, and sponsoring our cybersecurity policy and standards. Our cybersecurity plan is reviewed annually, and our Audit Committee has delegated to the Executive Security Incident Response Team, which is made up of our Chief Financial Officer, a Board member and senior management representatives in the legal, IT and finance functions, oversight of our cybersecurity program. The Executive Security Incident Response Team receives regular updates directly from our CISO and Vicor product security experts from various business and operational areas. We maintain various security certifications across the Company, and part of our compliance program includes processes to oversee and identify material risks from cybersecurity threats and include the use of third-party service providers to perform regular audits to ensure our security management program remains current.

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

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While Vicor Corporation maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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

As of February 23, 2026, there were 76 holders of record of our Common Stock and 10 holders of record of our Class B Common Stock. These numbers do not reflect persons or entities that hold their shares in nominee or “street name” through various brokerage firms.

We have no formal policy regarding dividends and, as such, investors cannot make assumptions regarding the possibility of future dividend payments nor the amounts and timing thereof. As of December 31, 2025, we have no plans to declare or pay a cash dividend in the foreseeable future.

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

Month of Fourth Quarter 2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	42,800	$49.37	42,800	$64,327,067
November 1 - 30, 2025	—	$—	—	$64,327,067
December 1 - 31, 2025	—	$—	—	$64,327,067
Total	42,800	$49.37	42,800	$64,327,067

Stockholder Return Performance Graph

The graph set forth below presents the cumulative, five-year stockholder return for each of (i) the Company’s Common Stock, (ii) the Standard & Poor’s 500 Index (“S&P 500 Index”), a value-weighted index made up of 500 of the largest, by market capitalization, listed companies, and (iii) the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600 Index”), a value-weighted index of 600 listed companies with market capitalizations between $750,000,000 and $4,600,000,000. The S&P SmallCap 600 Index was selected because it includes companies with market capitalizations comparable to ours and because we do not believe that we can reasonably identify a published industry or line-of-business index or a specific peer group that would offer a meaningful comparison.

The graph assumes an investment of $100 on December 31, 2020, in each of our Common Stock, the S&P 500 Index, and the S&P SmallCap 600 Index, and assumes reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Five Year Cumulative Return

Among Vicor Corporation, S&P 500 Index, and

S&P SmallCap 600 Index

	2020	2021	2022	2023	2024	2025
Vicor Corporation	$100.00	$137.69	$58.28	$48.72	$52.38	$118.79
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P SmallCap 600 Index	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A discussion regarding our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on pages 24 and 26-28 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on March 3, 2025.

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

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events, have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products, and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions have, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. Our quarterly gross margin as a percentage of total net revenues may vary, depending on production volumes, licensing income, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of total net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

2025 Financial Highlights

•
Total net revenues increased 13.5% to $407,701,000 for 2025, from $359,058,000 for 2024. Net revenues for Advanced Products for 2025 increased compared to 2024, primarily due to improved market demand and higher royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.
•
Export sales, as a percentage of total net revenues, represented approximately 50.8% in 2025 and 48.2% in 2024.
•
Gross margin for the year ended December 31, 2025 increased $75,431,000, or 41.0%, to $259,429,000 from $183,998,000 for the year ended December 31, 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 57.3% for the year ended December 31, 2025, as compared to 51.2% for the year ended December 31, 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, when compared to 2024, offset by the unfavorable impact of production inefficiencies including an increase in freight-in and tariff spending of $3,949,000 (net of approximately $907,000 in duty drawback recovery in 2025 and $1,669,000 in duty drawback recovery in 2024 of previously paid tariffs).
•
Backlog, representing the total of orders received for products for which shipment is scheduled within the next 12 months, was approximately $176,938,000 at the end of 2025, as compared to $155,505,000 at the end of 2024.
•
Operating expenses for 2025 decreased $7,707,000, or 4.2%, to $177,601,000 from $185,308,000 for 2024. Litigation-contingency expense was $0 for 2025, as compared to $19,500,000 for 2024, which related to the litigation with SynQor, Inc. ("SynQor"). See Note 16 to the Consolidated Financial Statements for additional information regarding the SynQor litigation-contingency expense.
•
We reported net income for 2025 of $118,556,000, or $2.61 per diluted share, compared to net income of $6,129,000, or $0.14 per diluted share, for 2024.
•
In 2025, as a result of two full years of activities in our expanded manufacturing facility and the related capital equipment being placed in service during 2024 and 2025, depreciation and amortization totaled $20,786,000, and capital expenditures were $20,318,000, compared to $18,626,000 and $23,602,000, respectively, for 2024.
•
Inventories decreased by approximately $14,692,000, or 13.9%, to $91,340,000 at the end of 2025, as compared to $106,032,000 at the end of 2024.

The following table sets forth certain items of selected consolidated financial information as a percentage of total net revenues and patent litigation settlement for the years ended December 31, 2025, 2024, and 2023. This table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Year Ended December 31,
	2025	2024	2023
Total net revenues and patent litigation settlement	100.0%	100.0%	100.0%
Gross margin	57.3%	51.2%	50.6%
Selling, general and administrative expenses	21.9%	27.0%	21.2%
Research and development expenses	17.4%	19.2%	16.8%
Income before income taxes	20.9%	2.9%	14.9%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, and our associated judgments, including those related to inventories, income taxes, contingencies, and litigation. We base our estimates, assumptions, and judgments on historical experience, knowledge of current conditions, and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We also have other policies we consider key accounting policies (See Note 2 to the Consolidated Financial Statements – Significant Accounting Policies – Impact of newly adopted and recently issued but not adopted accounting standards). However, the application of these other policies does not require us to make significant estimates and assumptions difficult to support quantitatively.

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

Evaluation of the Realizability of Deferred Tax Assets

Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. We assess the need for a valuation allowance on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Despite recent positive operating results, we face uncertainties in forecasting our operating results due to the unpredictability of customer orders in certain markets, product transitions, new program introductions and adoption times of new technology offerings. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. Prior to December 31, 2025, the Company maintained a valuation allowance against a significant portion of its deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. Based on the Company's history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period and expected future taxable income, management determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at December 31, 2025, the Company reversed $43,648,000 of its valuation allowance related to certain deductible temporary differences expected to be realized in future periods. This tax benefit was partially offset by estimated federal, state, and foreign income taxes. As of December 31, 2025, the Company has a remaining valuation allowance of approximately $17,931,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state jurisdictions for which sufficient taxable income for utilization cannot be projected at this time, or the credits may expire without being utilized. If and when management determines the remaining valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may be material.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued accounting standards will not have a material impact on our future financial condition and results of operations. See Note 2 – Significant Accounting Policies – Impact of newly adopted and recently issued but not adopted accounting standards, to the Consolidated Financial Statements for a description of newly adopted and recently issued but not adopted accounting pronouncements, including the dates of adoption and expected impact on our financial position and results of operations.

Other new pronouncements issued but not effective until after December 31, 2025 are not expected to have a material impact on our consolidated financial statements.

Year ended December 31, 2025 compared to Year ended December 31, 2024

Consolidated total net revenues for 2025 were $407,701,000, an increase of $48,643,000, or 13.5%, as compared to $359,058,000 for 2024.

Total net revenues, by product line, for the years ended December 31 were as follows (dollars in thousands):

			Increase (decrease)
	2025	2024	$	%
Advanced Products including Royalty Revenue	$248,562	$197,329	$51,233	26.0%
Brick Products	159,139	161,729	(2,590)	(1.6)%
Total net revenues	$407,701	$359,058	$48,643	13.5%

The increase in net revenues for Advanced Products was primarily due to improved market demand and higher royalty revenue. The decrease in net revenues for Brick Products was primarily due to reduced market demand.

During the year ended December 31, 2025, the Company received a patent litigation settlement payment of $45,000,000 (as described in more detail in Note 16 to the Consolidated Financial Statements).

Gross margin for the year ended December 31, 2025 increased $75,431,000, or 41.0%, to $259,429,000 from $183,998,000 for the year ended December 31, 2024. Gross margin, as a percentage of total net revenues and patent litigation settlement, increased to 57.3% for the year ended December 31, 2025, as compared to 51.2% for the year ended December 31, 2024. The increase in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 and the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, when compared to 2024, offset by the unfavorable impact of production inefficiencies including an increase in freight-in and tariff spending of $3,949,000 (net of approximately $907,000 in duty drawback recovery in 2025 and $1,669,000 in duty drawback recovery in 2024 of previously paid tariffs).

Selling, general, and administrative expenses were $99,031,000 for 2025, an increase of $2,145,000, or 2.2%, as compared to $96,886,000 for 2024. As a percentage of total net revenues, selling, general, and administrative expenses decreased to 24.3% in 2025 from 27.0% in 2024.

The components of the $2,145,000 increase in selling, general, and administrative expenses were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$4,111	8.1%	(1)
Information technology expense	1,277	35.7%	(2)
Professional services fees	687	27.0%	(3)
Depreciation and amortization	554	12.4%	(4)
Litigation, other	550	55.4%	(5)
Advertising expense	(643)	(12.8)%	(6)
Legal fees	(4,720)	(24.6)%	(7)
Other, net	329	3.2%
	$2,145	2.2%

(1)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.
(2)
Increase primarily attributable to an increase in computer software services relating to new internal-use software implementation.
(3)
Increase primarily attributable to an increase in audit and tax fees.
(4)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.
(5)
Increase primarily attributable to an increase in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor.
(6)
Decrease primarily attributable to decreases in sales support and marketing expenses.
(7)
Decrease primarily attributable to a decrease in activity related to our litigation with SynQor and other corporate legal matters, including the assertion of our intellectual property rights.

Research and development expenses increased $9,648,000, or 14.0%, to $78,570,000 in 2025 from $68,922,000 in 2024. As a percentage of total net revenues, research and development expenses increased to 19.3% in 2025 from 19.2% in 2024.

The components of the $9,648,000 increase in research and development expenses were as follows (dollars in thousands):

	Increase
Outside services	$3,519	345.1%	(1)
Compensation	2,375	5.3%	(2)
Supplies	1,424	92.1%	(3)
Equipment set-up and calibration	959	88.5%	(4)
Deferred costs	444	71.8%	(5)
Waste disposal	388	44.6%	(6)
Depreciation and amortization	290	9.2%	(7)
Other, net	249	1.5%
	$9,648	14.0%

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
(7)
Increase attributable to net additions of furniture and fixtures and capitalization of building improvements.

Litigation-contingency expense was $0 for 2025, as compared to $19,500,000 for 2024, which related to the SynQor litigation. See Note 16 to the Consolidated Financial Statements for additional information regarding the SynQor litigation-contingency expense.

The significant changes in the components of "Other income (expense), net" for the years ended December 31 were as follows (in thousands):

			Increase
	2025	2024	(decrease)
Interest income, net	$12,130	$11,468	$662
Rental income, net	1,135	992	143
Foreign currency gains (losses), net	312	(622)	934
Loss on disposal of equipment	(851)	(27)	(824)
Other, net	17	(14)	31
	$12,743	$11,797	$946

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. ("VJCL"), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in 2025 compared to 2024. In 2025, interest income increased due to higher balances of cash and cash equivalents held by the Company.

Income before income taxes was $94,571,000 in 2025, as compared to $10,487,000 in 2024.

The (benefit) provision for income taxes and the effective income tax rate for the years ended December 31 were as follows (dollars in thousands):

	2025	2024
(Benefit) provision for income taxes	$(24,025)	$4,348
	(25.4)%	41.5%

The effective tax rates differ from the statutory tax rates for the years ended December 31, 2025 and 2024 primarily due to the release of a portion of the valuation allowance and the Company’s full valuation allowance position against certain domestic deferred tax assets.

See Note 15 to the Consolidated Financial Statements for disclosure regarding our current assessment of the release of a significant portion of the valuation allowance against net domestic deferred tax assets.

We reported net income for the year ended December 31, 2025 of $118,556,000, or $2.61 per diluted share, as compared to $6,129,000, or $0.14 per diluted share, for the year ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2025, we had $402,805,000 in cash and cash equivalents. The ratio of current assets to current liabilities was 9.0:1 at December 31, 2025, as compared to 7.5:1 at December 31, 2024. Net working capital increased $120,828,000 to $522,042,000 at December 31, 2025 from $401,214,000 at December 31, 2024.

The primary working capital changes were due to the following (in thousands):

Increase (decrease)
Cash and cash equivalents	$125,532
Accounts receivable	7,768
Inventories	(14,692)
Other current assets	5,721
Accounts payable	(3,553)
Accrued compensation and benefits	(1,076)
Accrued litigation	(1,387)
Accrued expenses	2,795
Sales allowances	(1,469)
Short-term lease liabilities	148
Income taxes payable	(845)
Short-term deferred revenue and customer prepayments	1,886
$120,828

The primary sources of cash for the year ended December 31, 2025 were $139,548,000 generated from operations and $41,495,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the year ended December 31, 2025 were $35,175,000 used for repurchases of Common Stock and $20,318,000 used for purchases of property and equipment.

In November 2000, our Board of Directors authorized the repurchase of up to $30,000,000 of our Common Stock (the “November 2000 Plan”). In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. As of December 31, 2025, we had approximately $64,327,000 remaining available for repurchases of our Common Stock under the New Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the New Repurchase Authorization are at the discretion of the Company's President and Chief Executive Officer based upon economic and financial market conditions.

As of December 31, 2025, we had a total of approximately $3,877,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $1,144,000 of capital expenditure items which had been received and included in Property, plant and equipment, net in the accompanying Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation and changing prices on our business activities or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of December 31, 2025, our long-term investment portfolio, recorded on our Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal

Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Vicor Corporation Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value in this security as of December 31, 2025.

We estimate our annual interest income would change by approximately $30,000 in 2025 for each 100 basis point increase or decrease in interest rates.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. Relative to our Yen exposure as of December 31, 2025, we estimate a 10% unfavorable movement in the value of the Yen relative to the U.S. Dollar would decrease our foreign currency gain by approximately $18,000. The functional currency of all other subsidiaries in Europe and other subsidiaries in Asia is the U.S. Dollar. While we believe the risk of fluctuations in foreign currency exchange rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vicor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicor Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules listed in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of raw materials inventory

As discussed in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company’s estimation process for assessing net realizable value is based upon expected future utility, which was derived based on backlog, historical consumption and expected market conditions. As disclosed in Note 3 to the consolidated financial statements, approximately 76% or $69.6 million of the Company’s total inventory balance is comprised of raw materials.

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

Boston, Massachusetts

March 2, 2026

VICOR CORPORATION

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$402,805	$277,273
Accounts receivable, less allowance of $137 in 2025 and $130 in 2024	60,716	52,948
Inventories	91,340	106,032
Other current assets	32,502	26,781
Total current assets	587,363	463,034
Deferred tax assets	27,463	261
Long-term investment, net	2,462	2,641
Property, plant and equipment, net	147,690	152,705
Other assets	20,853	22,477
Total assets	$785,831	$641,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,290	$8,737
Accrued compensation and benefits	12,031	10,852
Accrued litigation	28,275	26,888
Accrued expenses	3,691	6,589
Sales allowances	3,136	1,667
Short-term lease liabilities	1,568	1,716
Income taxes payable	904	59
Short-term deferred revenue and customer prepayments	3,426	5,312
Total current liabilities	65,321	61,820
Long-term income taxes payable	3,086	3,387
Long-term lease liabilities	5,608	5,620
Total liabilities	74,015	70,827
Commitments and contingencies (Note 16)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,726,718 shares issued and outstanding in 2025; 11,738,718 shares issued and outstanding in 2024	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized, 45,910,601 shares issued and 33,532,377 shares outstanding in 2025; 45,082,156 shares issued and 33,433,046 shares outstanding in 2024	460	452
Additional paid-in capital	462,227	407,617
Retained earnings	421,359	302,803
Accumulated other comprehensive loss	(1,672)	(1,495)
Treasury stock at cost: 12,378,224 shares in 2025 and 11,649,110 shares in 2024	(170,935)	(139,424)
Total Vicor Corporation stockholders’ equity	711,557	570,071
Noncontrolling interest	259	220
Total equity	711,816	570,291
Total liabilities and equity	$785,831	$641,118

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of OPERATIONS

Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share data)

	2025	2024	2023
Product revenue	$350,317	$312,463	$389,187
Royalty revenue	57,384	46,595	15,872
Total net revenues	407,701	359,058	405,059
Patent litigation settlement	45,000	—	—
Total net revenues and patent litigation settlement	452,701	359,058	405,059
Cost of product revenues	193,272	175,060	200,130
Gross margin	259,429	183,998	204,929
Operating expenses:
Selling, general and administrative	99,031	96,886	85,714
Research and development	78,570	68,922	67,857
Litigation-contingency expense	—	19,500	—
Total operating expenses	177,601	185,308	153,571
Income (loss) from operations	81,828	(1,310)	51,358
Other income (expense), net:
Total unrealized (losses) gains on available-for-sale securities, net	(179)	111	(92)
Portion of losses (gains) recognized in other comprehensive income	179	(111)	92
Net credit gains recognized in earnings	—	—	—
Other income (expense), net	12,743	11,797	8,886
Total other income (expense), net	12,743	11,797	8,886
Income before income taxes	94,571	10,487	60,244
Less: (Benefit) provision for income taxes	(24,025)	4,348	6,644
Consolidated net income	118,596	6,139	53,600
Less: Net income attributable to noncontrolling interest	40	10	5
Net income attributable to Vicor Corporation	$118,556	$6,129	$53,595

Net income per common share attributable to Vicor Corporation:
Basic	$2.63	$0.14	$1.21
Diluted	$2.61	$0.14	$1.19
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	45,040	44,912	44,320
Diluted	45,450	45,168	45,004

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of COMPREHENSIVE INCOME

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Consolidated net income	$118,596	$6,139	$53,600
Foreign currency translation gains (losses), net of
tax benefit (1)	1	(360)	(209)
Unrealized (losses) gains on available-for-sale
securities, net of tax (1)	(179)	111	(92)
Other comprehensive loss	(178)	(249)	(301)
Consolidated comprehensive income	118,418	5,890	53,299
Less: Comprehensive income (loss) attributable to
noncontrolling interest	39	(17)	(11)
Comprehensive income attributable to
Vicor Corporation	$118,379	$5,907	$53,310

(1)
The deferred tax assets associated with cumulative foreign currency translation gains (losses) and cumulative unrealized (losses) gains on available-for-sale securities are completely offset by a tax valuation allowance as of December 31, 2025, 2024, and 2023. Therefore, there is no income tax benefit (provision) recognized in any of the three years ended December 31, 2025.

See accompanying notes.

VICOR CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Operating activities:
Consolidated net income	$118,596	$6,139	$53,600
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	20,786	18,626	17,240
Stock-based compensation expense	16,787	15,302	12,869
Loss on disposal of fixed assets	839	—	—
Provision for doubtful accounts	7	—	43
Deferred income taxes	(27,197)	6	(34)
Litigation-contingency expense	—	19,500	—
(Decrease) increase in long-term deferred revenue	—	(1,020)	875
Decrease (increase) in other assets	413	1,109	(192)
(Decrease) increase in long-term income taxes payable	(302)	1,159	1,366
Change in current assets and liabilities:
Accounts receivable	(7,764)	(483)	12,640
Inventories	14,712	457	(5,236)
Other current assets	(2,017)	(7,886)	(539)
Accounts payable and accrued liabilities	2,611	(1,845)	(11,151)
Accrued severance and other charges	1,489	(9)	9
Short-term lease liabilities	160	131	583
Income taxes payable	845	(684)	674
Deferred revenue and customer prepayments	(417)	340	(8,219)
Net cash provided by operating activities	139,548	50,842	74,528
Investing activities:
Additions to property, plant and equipment and internal-use software	(20,318)	(23,602)	(33,452)
Net cash used for investing activities	(20,318)	(23,602)	(33,452)
Financing activities:
Proceeds from employee stock plans	41,495	8,490	10,602
Repurchases of Common Stock	(35,175)	(497)	—
Net cash provided by financing activities	6,320	7,993	10,602
Effect of foreign exchange rates on cash	(18)	(179)	(70)
Net increase in cash and cash equivalents	125,532	35,054	51,608
Cash and cash equivalents at beginning of year	277,273	242,219	190,611
Cash and cash equivalents at end of year	$402,805	$277,273	$242,219
Supplemental disclosures:
Cash paid during the year for income taxes, net of refunds	$4,863	$4,302	$4,151
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$1,144	$1,946	$2,168

See accompanying notes.

VICOR CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Balance on December 31, 2022	$118	$441	$360,365	$243,079	$(988)	$(138,927)	$464,088	$248	$464,336
Issuance of Common Stock under employee stock plans		4	10,598				10,602		10,602
Stock-based compensation expense			12,869				12,869		12,869
Components of comprehensive income, net of tax
Net income				53,595			53,595	5	53,600
Other comprehensive loss					(285)		(285)	(16)	(301)
Total comprehensive income (loss)							53,310	(11)	53,299
Balance on December 31, 2023	118	445	383,832	296,674	(1,273)	(138,927)	540,869	237	541,106
Issuance of Common Stock under employee stock plans		7	8,483				8,490		8,490
Stock-based compensation expense			15,302				15,302		15,302
Repurchases of Common Stock						(497)	(497)		(497)
Components of comprehensive income (loss), net of tax
Net income				6,129			6,129	10	6,139
Other comprehensive loss					(222)		(222)	(27)	(249)
Total comprehensive income (loss)							5,907	(17)	5,890
Balance on December 31, 2024	118	452	407,617	302,803	(1,495)	(139,424)	570,071	220	570,291
Issuance of Common Stock under employee stock plans		8	37,823			3,664	41,495		41,495
Stock-based compensation expense			16,787				16,787		16,787
Repurchases of Common Stock						(35,175)	(35,175)		(35,175)
Components of comprehensive income (loss), net of tax
Net income				118,556			118,556	40	118,596
Other comprehensive loss					(177)		(177)	(1)	(178)
Total comprehensive income							118,379	39	118,418
Balance on December 31, 2025	$118	$460	$462,227	$421,359	$(1,672)	$(170,935)	$711,557	$259	$711,816

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

Transaction gains and losses resulting from the remeasurement of foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries where the functional currency is the U.S. Dollar are included in other income (expense), net. Foreign currency gains (losses) included in other income (expense), net were approximately $312,000, $(622,000), and $(161,000) in 2025, 2024, and 2023, respectively.

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

Available-For-Sale Securities

Certain of the cash and cash equivalents and the long-term investment are classified as available-for-sale securities (“AFS”). These securities are recorded at fair value, with unrealized gains and losses, net of tax, attributable to credit loss recorded through the Consolidated Statement of Operations and unrealized gains and losses, net of tax, attributable to other non-credit factors recorded in “Accumulated other comprehensive loss,” a component of Total Equity. Given the nature of the cash and cash equivalents and the short-term investments designated as AFS, credit losses are not considered to be material. In determining the amount of credit loss for the long-term investment, the Company compares the present value of cash flows expected to be collected to the amortized cost basis of the security, considering credit default risk probabilities and changes in credit ratings, among other factors.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturities of these financial instruments.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

Government Grants

The Company accounts for government assistance using a grant accounting model, and recognizes such grants when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income based grants are presented as cash inflows from operating activities.

Concentrations of risk

Financial instruments potentially subjecting the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, of which a significant portion are held by three financial institutions, its long-term investment, and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with high credit counterparties, and continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk. Generally, amounts invested with these financial institutions are in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to significant credit risk. The Company’s long-term investment as of December 31, 2025 consists of a single auction rate security with a par value of $3,000,000, which is collateralized by student loans. It is a highly rated (Aaa/AA+) municipal and corporate debt security. Through December 31, 2025, auctions held for the Company’s auction rate security have failed. The funds associated with an auction rate security that has failed auction may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. If the credit rating of the issuer of the auction rate security held deteriorates, the Company may be required to adjust the carrying value of the investment for an other-than-temporary decline in value through an impairment charge. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any issuer, thereby reducing credit risk concentrations.

The Company’s products are sold worldwide to customers ranging from smaller, independent manufacturers of highly specialized electronic devices, to larger OEMs, ODMs and their contract manufacturers. The Company’s Brick Products’ customers are primarily concentrated in the following industries: aerospace and defense electronics, industrial equipment, instrumentation and test equipment, and transportation (notably in rail and heavy equipment applications). The Company’s Advanced Products’ customers are concentrated in the data center and hyperscaler segments of enterprise computing, in which the Company’s products are used for power delivery on server motherboards, in server racks, and across datacenter infrastructure. The Company also serves applications in aerospace and aviation, defense electronics, satellites, factory automation, instrumentation, test equipment, transportation, telecommunications and networking infrastructure, and vehicles (notably in the autonomous driving, electric vehicle, and hybrid vehicle niches of the vehicle segment). While, overall, the Company has a broad customer base and sells into a variety of industries, a substantial portion of the Company’s revenue from its Advanced Products line has been derived from a limited number of customers. This concentration of revenue is a reflection of the relatively early stage of adoption of the technologies, architectures and products offered in the Advanced Products line, and the Company’s strategy of targeting market leading innovators as initial customers for its Advanced Products. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. As of December 31, 2025, no one customer accounted for over 10.0% of trade accounts receivable. As of December 31, 2024, one customer accounted for approximately 11.5% of trade accounts receivable.

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

Internally Developed Software

We capitalize internal and external costs related to developing, modifying or obtaining software for internal use, incurred during the application development stage in accordance with Accounting Standards Codification 350-40, Internal-Use Software. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software. As of December 31, 2025, we had approximately $20,500,000 of capitalized software placed in service that is being amortized on a straight-line basis over 15 years. As of December 31, 2024 and 2023, we had $20,469,000 and $11,712,000, respectively, of capitalized internal-use software costs which had not been amortized as the software had not yet been placed in service.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are based upon a percentage of the licensee’s sales. For certain licensing transactions, the Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied. In certain right to use licenses where payment is not based on sales-or-usage-based royalties, the Company estimates consideration it expects to be entitled to considering minimum expected payments and potential price concessions. Revenue for these licenses is recognized in an amount that is probable that a significant reversal in the cumulative amount of revenue recognized would not occur. In certain right-to-use license arrangements, the Company recognizes revenue upon receipt of payment, consistent with the alternative revenue recognition model prescribed by Accounting Standards Codification 606, Revenue from Contracts and Customers. This policy is re-evaluated periodically based on the facts and circumstances of each licensee.

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

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. During the years ended December 31, 2025 and 2024, the Company recognized revenue of approximately $2,096,000 and $1,865,000, respectively, which was included in deferred revenue at the beginning of the respective period.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred approximately $3,286,000, $3,490,000, and $3,730,000 in advertising costs during 2025, 2024, and 2023, respectively.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

	2025	2024	2023
Numerator:
Net income attributable to Vicor Corporation	$118,556	$6,129	$53,595
Denominator:
Denominator for basic net income per share- weighted average shares (1)	45,040	44,912	44,320
Effect of dilutive securities:
Employee stock options (2)	410	256	684
Denominator for diluted net income per share- adjusted weighted-average shares and assumed conversions (3)	45,450	45,168	45,004
Basic net income per share	$2.63	$0.14	$1.21
Diluted net income per share	$2.61	$0.14	$1.19

(1)
Denominator represents weighted average number of Common Shares and Class B Common Shares outstanding.
(2)
Options to purchase 1,326,053, 2,504,068 and 1,557,927 shares of Common Stock in 2025, 2024, and 2023, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.
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

Impact of newly adopted and recently issued but not adopted accounting standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. Accordingly, prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 15 Income Taxes for further detail.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

VICOR CORPORATION

Notes to Consolidated Financial Statements

Other new pronouncements issued but not effective until after December 31, 2025 are not expected to have a material impact on the Company’s consolidated financial statements.

3.
Inventories

Inventories as of December 31 were as follows (in thousands):

	2025	2024
Raw materials	$69,596	$78,934
Work-in-process	14,954	16,389
Finished goods	6,790	10,709
	$91,340	$106,032

4.
INVESTMENTS

As of December 31, 2025 and 2024, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,462,000 and $2,641,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through December 31, 2025, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. Changes in the estimated fair value of the Failed Auction Security have not been significant in the past three years. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of December 31, 2025.

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

Details of our investments are as follows (in thousands):

	December 31, 2025
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$367,340	$—
Failed Auction Security	—	2,462
Total	367,340	2,462

Other measurement basis:
Cash on hand	35,465	—
Total	$402,805	$2,462

VICOR CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2024
	Cash and Cash	Long-Term
Measured at fair value:	Equivalents	Investment
Available-for-sale debt securities:
Money Market Funds	$246,745	$—
Failed Auction Security	—	2,641
Total	246,745	2,641
Other measurement basis:
Cash on hand	30,528	—
Total	$277,273	$2,641

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	$—	$538	$2,462

December 31, 2024
Failed Auction Security	$3,000	$—	$359	$2,641

As of December 31, 2025 and 2024, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on December 31, 2025, by type and contractual maturities, are shown below (in thousands):

Failed Auction Security:

		Estimated
	Cost	Fair Value
Due in sixteen years	$3,000	$2,462

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Cash equivalents:
Money market funds	$367,340	$—	$—	$367,340
Long-term investment:
Failed Auction Security	—	—	2,462	2,462

Assets measured at fair value on a recurring basis included the following as of December 31, 2024 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash equivalents:
Money market funds	$246,745	$—	$—	$246,745
Long-term investment:
Failed Auction Security	—	—	2,641	2,641

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the year ended December 31, 2025 was as follows (in thousands):

Balance at the beginning of the period	$2,641
Loss included in Other comprehensive income	(179)
Balance at the end of the period	$2,462

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value of this investment as of December 31, 2025.

6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated and amortized over a period of three to 39 years generally under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Property, plant and equipment as of December 31 were as follows (in thousands):

	2025	2024
Land	$3,600	$3,600
Buildings and improvements	88,675	86,502
Machinery and equipment	302,825	298,688
Furniture and fixtures	14,589	14,567
Construction in-progress and deposits	7,943	8,229
	417,632	411,586
Accumulated depreciation and amortization	(275,989)	(265,248)
Right of use asset net	6,047	6,367
Net balance	$147,690	$152,705

VICOR CORPORATION

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was approximately $19,390,000, $18,583,000, and $17,174,000, respectively. As of December 31, 2025, the Company had approximately $3,877,000 of capital expenditure commitments.

On August 9, 2022, Congress enacted a 25 percent tax credit for investment in semiconductor manufacturing to incentivize domestic semiconductor production. The Advanced Manufacturing Investment Tax Credit ("ITC") was enacted as part of the Creating Helpful Incentives to Produce Semiconductors Act in response to supply chain disruptions.

The Company had undergone a study of its 2025, 2024 and 2023 capital expenditures to determine which additions would qualify under the ITC guidance and which would not. The Company believes that it does comply with the ITC conditions supported by the study and that the ITC will be received based on meeting these conditions.

The Company recorded in the years ended December 31, 2025, 2024 and 2023 an Other current asset for the associated value of the ITC credit receivable of $3,685,000, $6,274,000 and $13,248,000, respectively, with a corresponding offset to the Property, plant and equipment line item on its Consolidated Balance Sheet. The Company expects to receive the ITC credit next year in the form of a cash refund.

7.
INTANGIBLE ASSETS

Patent Costs

Patent costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, as of December 31 were as follows (in thousands):

	2025	2024
Patent costs	$540	$637
Accumulated amortization	(421)	(488)
	$119	$149

Definite lived intangible assets, such as patent rights, are amortized and tested for impairment if a triggering event occurs.

Amortization expense was approximately $30,000, $43,000 and $66,000 in 2025, 2024, and 2023, respectively.

Internally Developed Software

The amount of capitalized software placed in service is being amortized on a straight-line basis over fifteen years, and is included in Other assets in the accompanying Consolidated Balance Sheets. Balances as of December 31 were as follows (in thousands):

	2025	2024
Internally developed software	$20,500	$20,469
Accumulated amortization	(1,367)	—
	$19,133	$20,469

The estimated future amortization expense from internally developed software held as of December 31, 2025, is projected to be $1,367,000, in each of the fiscal years 2026, 2027, 2028, 2029, and 2030.

VICOR CORPORATION

Notes to Consolidated Financial Statements

8.
PRODUCT WARRANTIES

Product warranty activity for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Balance at the beginning of the period	$748	$1,034	$497
Accruals for warranties for products sold in the period	291	507	1,353
Fulfillment of warranty obligations	(527)	(760)	(815)
Revisions of estimated obligations	(186)	(33)	(1)
Balance at the end of the period	$326	$748	$1,034

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

In November 2000, the Board of Directors of the Company authorized the repurchase of up to $30,000,000 of the Company's Common Stock (the “November 2000 Plan”). In July 2024, the Board of Directors of the Company authorized the repurchase of up to $100,000,000 of the Company's Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the November 2000 Plan in its entirety and no further repurchases will be made pursuant to the November 2000 Plan. There were no repurchases under the November 2000 Plan in 2024 or 2023. Repurchases of approximately $35,175,000 and $497,000 were made under the New Purchase Authorization in 2025 and 2024, respectively. On December 31, 2025, the Company had approximately $64,327,000 available for share repurchases under the New Repurchase Authorization.

Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant at the time. Common Stock and Class B Common Stock participate in dividends and earnings equally.

On December 31, 2025, 2024, and 2023, there were 19,085,379, 19,975,730, and 20,703,238, respectively, shares of Vicor Common Stock reserved for issuance upon exercise of Vicor stock options, upon conversion of Class B Common Stock and under the ESPP.

As of December 31, 2025, the Company had 5,938,094 treasury shares reserved for issuance upon exercise of Vicor stock options or future grants.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

The following tables present the Company’s total net revenues disaggregated by geography with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$200,645	$185,834	$149,456
Europe	42,850	41,803	59,742
Asia Pacific	162,417	129,981	192,267
All other	1,789	1,440	3,594
	$407,701	$359,058	$405,059

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2025	2024
	(in thousands)
United States	$140,700	$146,472
International	6,990	6,233

See the consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

11. REVENUES

The following tables present the Company’s total net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Year Ended December 31, 2025
	Brick Products	Advanced Products	Total
United States	$74,190	$126,455	$200,645
Europe	28,790	14,060	42,850
Asia Pacific	55,939	106,478	162,417
All other	220	1,569	1,789
	$159,139	$248,562	$407,701

VICOR CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Brick Products	Advanced Products	Total
United States	$85,347	$100,487	$185,834
Europe	27,088	14,715	41,803
Asia Pacific	48,347	81,634	129,981
All other	947	493	1,440
	$161,729	$197,329	$359,058

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
United States	$82,400	$67,056	$149,456
Europe	31,792	27,950	59,742
Asia Pacific	63,631	128,636	192,267
All other	3,343	251	3,594
	$181,166	$223,893	$405,059

The following tables present the Company’s total net revenues disaggregated by the category of revenue, by product line (in thousands):

	Year Ended December 31, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$83,012	$151,508	$234,520
Stocking distributors, net of sales allowances	74,817	34,413	109,230
Non-recurring engineering	1,310	4,237	5,547
Royalties	—	57,384	57,384
Other	—	1,020	1,020
	$159,139	$248,562	$407,701

	Year Ended December 31, 2024
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$88,144	$113,359	$201,503
Stocking distributors, net of sales allowances	72,713	31,061	103,774
Non-recurring engineering	872	4,874	5,746
Royalties	—	46,595	46,595
Other	—	1,440	1,440
	$161,729	$197,329	$359,058

	Year Ended December 31, 2023
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$113,448	$163,549	$276,997
Stocking distributors, net of sales allowances	66,544	29,893	96,437
Non-recurring engineering	1,174	13,421	14,595
Royalties	—	15,872	15,872
Other	—	1,158	1,158
	$181,166	$223,893	$405,059

VICOR CORPORATION

Notes to Consolidated Financial Statements

The following table presents the changes in certain contract assets and (liabilities) (in thousands):

	December 31, 2025	December 31, 2024	Change
Short-term deferred revenue and customer prepayments	$(3,426)	$(5,312)	$1,886
Sales allowances	(3,136)	(1,667)	(1,469)

During 2025, 2024, and 2023, one customer accounted for approximately 11.1%, 12.1%, and 10.7% of total net revenues, respectively.

Net revenues from customers in China (including Hong Kong), accounted for approximately 11.9% of total net revenues in 2025, 12.6% in 2024 and 17.7% in 2023, respectively.

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

Stock-based compensation expense for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Cost of product revenues	$3,898	$3,243	$2,429
Selling, general and administrative	8,307	7,818	6,829
Research and development	4,582	4,241	3,611
Total stock-based compensation	$16,787	$15,302	$12,869

VICOR CORPORATION

Notes to Consolidated Financial Statements

Compensation expense by type of award for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Stock options	$15,541	$14,231	$11,585
ESPP	1,246	1,071	1,284
Total stock-based compensation	$16,787	$15,302	$12,869

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

	2025	2024	2023
Risk-free interest rate	3.9%	4.6%	3.7%
Expected dividend yield	—	—	—
Expected volatility	61%	58%	54%
Expected term (years)	4.0	4.1	4.2

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

Expected volatility:

The Company uses historical volatility to estimate the grant-date fair value of the options, using the expected term for the period over which to calculate the volatility (see below). The Company does not expect its future volatility to differ from its historical volatility. The computation of the Company’s volatility is based on a simple average calculation of monthly volatilities over the expected term.

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

Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 4.15% in 2025, estimating approximately 88% of its options would actually vest. For 2024 and 2023, the Company applied an annual forfeiture rate of 4.30% and 5.00%, respectively, estimating approximately 88% and 86%, respectively, of its options would

VICOR CORPORATION

Notes to Consolidated Financial Statements

actually vest.

A summary of the activity under the 2000 Plan as of December 31, 2025 and changes during the year then ended, is presented below (in thousands except for share and weighted-average data):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding on December 31, 2024	2,916,907	$46.91
Granted	892,406	$49.88
Forfeited and expired	(197,664)	$52.71
Exercised	(798,959)	$48.41
Outstanding on December 31, 2025	2,812,690	$47.02	4.24	$177,110
Exercisable on December 31, 2025	381,797	$63.39	3.57	$18,500
Vested or expected to vest as of December 31, 2025 (1)	2,640,054	$47.23	4.17	$165,731

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of December 31, 2024 and 2023, the Company had options exercisable for 681,949 and 973,894 shares, respectively, for which the weighted average exercise prices were $58.76 and $27.39, respectively.

During the years ended December 31, 2025, 2024, and 2023, the total intrinsic value of Vicor options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was approximately $25,408,000, $17,460,000, and $14,396,000, respectively. The total amount of cash received by the Company from options exercised in 2025, 2024, and 2023 was $38,675,000, $5,929,000, and $7,798,000, respectively. The total grant-date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was approximately $17,129,000, $19,283,000, and $17,957,000, respectively.

As of December 31, 2025, there was approximately $25,294,000 of total unrecognized compensation cost related to unvested awards for Vicor. That cost is expected to be recognized over a weighted-average period of 1.8 years for those awards. The expense will be recognized as follows: $12,705,000 in 2026, $7,205,000 in 2027, $3,677,000 in 2028, $1,425,000 in 2029, and $282,000 in 2030.

The weighted-average fair value of Vicor options granted was $19.19, $16.63, and $19.56, in 2025, 2024, and 2023, respectively.

401(k) Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan in amounts representing from 1% to 80% of their pre-tax salary, subject to statutory limitations. The Company matches employee contributions to the plan at a rate of 50%, up to the first 6% of an employee’s compensation. The Company’s matching contributions currently vest at a rate of 20% per year, based upon years of service. The Company’s contributions to the plan were approximately $2,470,000, $2,171,000, and $2,317,000 in 2025, 2024, and 2023, respectively.

Stock Bonus Plan

Under the Company’s 1985 Stock Bonus Plan, as amended, shares of Common Stock may be awarded to employees from time to time as determined by the Board of Directors. On December 31, 2025, 109,964 shares were available for further

VICOR CORPORATION

Notes to Consolidated Financial Statements

award. All shares awarded to employees under this plan have vested. No further awards are contemplated under this plan at the present time.

13.
LEASES

All of the Company’s leases are classified as operating leases. The majority of the Company’s leases are for office and manufacturing space, along with several automobiles and certain equipment. Leases with initial terms of less than twelve months are not recorded on the balance sheet. Expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining terms of less than one year to just over 8.5 years. The majority of the Company’s leases do not have options to renew, although several have renewal terms to extend the lease for one five-year term, and one lease contains two five-year renewal options. None of the renewal options are included in determining the term of the lease. None of the Company’s leases include variable payments, residual value guarantees or restrictive covenants. A number of the Company’s leases for office and manufacturing space include provisions for common area maintenance (“CAM”). The Company accounts for CAM separately from lease payments, and therefore costs for CAM are not included in the determination of lease liabilities. The Company is a party to one arrangement as the lessor, for its facility located in Sunnyvale, California, with a third party. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

As of December 31, 2025 and 2024, the balance of right of use (“ROU”) assets was approximately $6,047,000 and $6,367,000, respectively. As of December 31, 2025, the balances of short-term and long-term lease liabilities were approximately $1,568,000 and $5,608,000, respectively. As of December 31, 2024, the balances of short-term and long-term lease liabilities were approximately $1,716,000 and $5,620,000, respectively. For the year ended December 31, 2025, the Company recorded operating lease cost, including short-term lease cost, of approximately $2,247,000 ($2,108,000 in 2024). The ROU assets are included in “Property, plant and equipment, net” in the accompanying Consolidated Balance Sheets.

The maturities of the Company’s lease liabilities are as follows (in thousands):

2026	$1,843
2027	1,476
2028	1,223
2029	949
2030	938
Thereafter	2,203
Total lease payments	$8,632
Less: Imputed interest	1,211
Present value of lease liabilities	$7,421

As of December 31, 2025 and 2024, the weighted-average remaining lease term was 6.1 years and 6.7 years, respectively, and the weighted-average discount rate was 4.65% and 4.45%, respectively, for the Company’s operating leases. The Company developed the discount rates used based on a Secured Overnight Financing Rate (“SOFR”) over a term approximating the term of the related lease, plus an additional interest factor, which was generally 1.25%.

For the years ended December 31, 2025 and 2024, the Company paid approximately $2,114,000 and $2,194,000, respectively, for amounts included in the measurement of lease liabilities through operating cash flows. The Company obtained approximately $2,406,000 and $902,000 in ROU assets in exchange for $2,397,000 and $896,000 of new operating lease liabilities for the years ended December 31, 2025 and 2024, respectively.

VICOR CORPORATION

Notes to Consolidated Financial Statements

The maturities of the lease payments to be received by the Company under the lease agreement for its leased facility in California are as follows (in thousands):

2026	$1,145
2027	1,179
2028	1,214
2029	1,251
2030	1,288
Thereafter	543
Total lease payments to be received	$6,620

The Company recorded net lease income under this lease of approximately $1,135,000, $922,000, and $792,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

14.
OTHER INCOME (EXPENSE), NET

The components of Other income (expense), net for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Interest income, net	$12,130	$11,468	$8,217
Rental income, net	1,135	992	792
Foreign currency gains (losses), net	312	(622)	(161)
(Loss) gain on disposal of equipment	(851)	(27)	11
Other, net	17	(14)	27
	$12,743	$11,797	$8,886

15.
INCOME TAXES

The tax provision includes estimated federal, state and foreign income taxes on the Company's pre-tax income. The tax provisions also may include discrete items, generally related to increases or decreases in tax reserves, tax provision versus tax return differences and accrued interest for potential liabilities.

For financial reporting purposes, income before income taxes for the years ended December 31 include the following components (in thousands):

	2025	2024	2023
Domestic	$92,778	$10,006	$59,528
Foreign	1,793	481	716
	$94,571	$10,487	$60,244

VICOR CORPORATION

Notes to Consolidated Financial Statements

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

	2025	2024	2023
Current:
Federal	$(535)	$3,229	$4,814
State	3,218	905	1,655
Foreign	488	208	209
	3,171	4,342	6,678
Deferred:
Federal	$(25,515)	$—	$—
State	(1,774)	—	—
Foreign	93	6	(34)
	(27,196)	6	(34)
	$(24,025)	$4,348	$6,644

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2025	2024
Deferred tax assets:
Research and development tax credit carryforwards	$30,948	$27,721
Stock-based compensation	8,245	8,613
Inventory reserves	3,307	2,628
Investment tax credit carryforwards	1,029	1,290
UNICAP	2,820	2,833
Vacation accrual	1,273	1,344
Lease liabilities	1,404	1,331
Capitalized research and development	1,333	27,043
Net operating loss carryforwards	9,091	—
Accrued legal	6,755	6,894
Other	1,769	1,844
Total deferred tax assets	67,974	81,541
Less: Valuation allowance for deferred tax assets	(17,931)	(61,531)
Net deferred tax assets	50,043	20,010
Deferred tax liabilities:
Depreciation	(20,008)	(17,345)
ROU assets	(1,152)	(1,096)
Prepaid expenses	(1,357)	(1,239)
Other	(63)	(69)
Total deferred tax liabilities	(22,580)	(19,749)
Net deferred tax assets	$27,463	$261

Prior to December 31, 2025, the Company maintained a valuation allowance against a significant portion of its deferred tax assets, consisting of net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. Based on the Company's history of cumulative earnings before taxes for financial reporting purposes over a 12-quarter period and expected future taxable income, management determined it was more likely than not a significant portion of the deferred tax assets would be realized. As a result, at December 31, 2025, the Company reversed $43,648,000 of its valuation allowance related to certain deductible temporary differences expected to be realized in future periods. This tax benefit was partially offset by estimated federal, state, and foreign income taxes.

VICOR CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025, the Company has a remaining valuation allowance of approximately $17,931,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets principally relate to tax credit carryforwards in certain state jurisdictions for which sufficient taxable income for utilization cannot be projected at this time, or the credits may expire without being utilized. If and when management determines the remaining valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may be material.

As of December 31, 2025, the Company has $43,081,000 of federal net operating loss carryforwards available, and has state net operating losses of approximately $89,139,000, which will begin to expire in 2041. The Company has federal and state research and development tax credit carryforwards of $16,464,000 and $22,279,000, which will begin to expire in 2040 and 2026, respectively.

The Company adopted ASU 2023-09 during the year ended December 31, 2025, and has elected retrospective application. The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate after the adoption of ASU 2023-09 on a retrospective basis is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory income tax rate	19,860	21.0%	2,202	21.0%	12,651	21.0%
Domestic federal
Tax credits
Research and development	(3,289)	(3.5)	(3,729)	(35.6)	(4,362)	(7.2)
Other	23	-	7	0.1	(72)	(0.1)
Nontaxable and nondeductible items
Stock-based compensation	1,123	1.2	520	5.0	417	0.7
Meals and entertainment	350	0.4	313	3.0	376	0.6
Other	153	0.2	32	0.3	36	0.1
Cross-border tax laws
Foreign derived intangible income	(177)	(0.2)	(1,745)	(16.6)	(4,068)	(6.8)
Other	374	0.4	42	0.4	72	0.1
Excess tax benefits on share-based payments	(2,552)	(2.7)	(3,235)	(30.8)	(2,298)	(3.8)
Changes in tax laws or rates enacted in the current period	-	-	-	-	-	-
Changes in valuation allowances	(41,000)	(43.4)	9,404	89.7	2,801	4.6
Other	(8)	-	(30)	(0.4)	(363)	(0.6)
Domestic state and local income taxes, net of federal effect (1)	762	0.8	766	7.3	1,361	2.3
Foreign tax effects	204	0.2	113	1.1	17	-
Worldwide changes in prior year unrecognized tax benefits	152	0.2	(312)	(3.0)	76	0.1
Total	(24,025)	(25.4)%	4,348	41.5%	6,644	11.0%

(1)
In 2025, state and local taxes in California comprise the majority (greater than 50%) of the tax effect, net of federal benefit, in this category. In 2024, state and local income taxes in Minnesota, Massachusetts, and Texas comprise the majority of the tax effect, net of federal benefit, in this category. In 2023, state and local income taxes in Minnesota, New York, and Massachusetts comprise the majority of the tax effect, net of federal benefit, in this category.

VICOR CORPORATION

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Unrecognized benefit at beginning of year	$4,585	$4,184	$3,474
Additions/reductions for tax positions related to the current year	308	698	650
Additions/reductions for tax positions related to prior years	86	35	86
Lapse of statute of limitations	(5)	(332)	(26)
Unrecognized benefit at end of year	$4,974	$4,585	$4,184

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, as of December 31, 2025, 2024, and 2023 of $4,974,000, $4,585,000, and $4,184,000, respectively, if recognized, may decrease the Company’s income tax provision and effective tax rate. None of the unrecognized tax benefits as of December 31, 2025 are expected to significantly change during the next twelve months.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025, 2024, and 2023, the Company recognized approximately $75,000, $36,000, and $23,000, respectively, in net interest expense. As of December 31, 2025 and 2024, the Company had accrued approximately $125,000 and $52,000, respectively, for the potential payment of interest.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The tax filings relating to the Company’s federal and state taxes are currently open to examination for tax years 2022 through 2024 and 2020 through 2024, respectively. In addition, the Company generated federal research and development credits in tax years 2005 through 2024. These years may also be subject to examination when the credits are carried forward and utilized in future years.

A summary of income taxes paid, net of refunds received, is as follows (in thousands):

	2025	2024	2023
US federal	$1,293	$2,974	$3,335
US state and local
California	1,692	*	*
Minnesota	879	387	*
Other	708	652	602
Foreign	291	289	214
	$4,863	$4,302	$4,151

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

16.
COMMITMENTS AND contingencies

Capital Expenditure Commitments

At December 31, 2025, the Company had approximately $3,877,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment.

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

VICOR CORPORATION

Notes to Consolidated Financial Statements

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

On May 22, 2024, the Company filed an appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit. On February 13, 2026, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.

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

Consistent with the court order, post-judgment interest will accrue on the pre-judgment amount until paid and the Company has recorded post-judgment interest of approximately $1,542,000 and $992,000 for the years ended December 31, 2025 and 2024, respectively, within the Selling, general and administrative expenses on the Consolidated Statement of Operations and the associated Accrued litigation account.

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

Settlement of Certain Intellectual Property Claims

On May 1, 2025, the Company entered into various settlement agreements to resolve lawsuits, arbitrations, and appeals related to certain intellectual property claims between the Company and certain parties, pursuant to which a total of $45,000,000 was paid to the Company in May 2025 (collectively, the “patent litigation settlement”). The Company incurred $5,100,000 in legal fees in connection with the patent litigation settlement, which were paid in June 2025 and are included within Selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2025.

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

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2025, the CEO and CFO concluded, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Vicor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Vicor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules listed in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 2, 2026

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. other information

(b) Except as set forth below, during the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 3, 2025, Patrizio Vinciarelli, Chairman of the Board, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 1,000,000 shares of the Company’s common stock. Mr. Vinciarelli’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Vinciarelli’s trading arrangement is estimated to be from March 2, 2026 until December 31, 2027.

On December 10, 2025, James F. Schmidt, Corporate Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 35,224 shares of the Company’s common stock. Mr. Schmidt’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Schmidt’s trading arrangement is estimated to be from March 11, 2026 until December 31, 2026.

On December 11, 2025, Estia J. Eichten, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 40,587 shares of the Company’s common stock. Mr. Eichten’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Eichten’s trading arrangement is estimated to be from March 12, 2026 until March 10, 2028.

On November 21, 2025, Philip D. Davies, Corporate Vice President, Global Sales and Marketing of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 42,289 shares of the Company’s common stock. Mr. Davies’ trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Davies’ trading arrangement is estimated to be from February 27, 2026 until March 31, 2027.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, executive officers and corporate governance

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 annual meeting of stockholders.

ITEM 11. Executive Compensation

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 annual meeting of stockholders.

ITEM 12. security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 annual meeting of stockholders.

ITEM 13. Certain relationships and related transactions and director independence

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 annual meeting of stockholders.

ITEM 14. Principal accountant fees and services

Incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 annual meeting of stockholders.

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

(b) Exhibits

Exhibits	Description of Document

3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)
3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware Corporation, dated December 3, 1990 (1)
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)
3.5	Bylaws, as amended (8)
4.1	Specimen Common Stock Certificate (2)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (16)
10.1*	1998 Stock Option and Incentive Plan (3)
10.2*	Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (4)
10.3*	Form of Non-Qualified Stock Option under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan (5)
10.4*	Sales Incentive Plan (6)
10.5*	Picor Corporation Amended and Restated 2001 Stock Option and Incentive Plan, dated May 30, 2018 (14)
10.6*	Form of Non-Qualified Stock Option under the Picor Corporation 2001 Stock Option and Incentive Plan (7)
10.7*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan (11)
10.8*	Form of Non-Qualified Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (9)
10.9*	Form of Incentive Stock Option Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.10*	Form of Stock Restriction Agreement under the VI Chip Corporation Amended 2007 Stock Option and Incentive Plan (10)
10.11*	Vicor Corporation 2017 Employee Stock Purchase Plan (13)
10.12*	VI Chip Corporation Amended and Restated 2007 Stock Option and Incentive Plan, as Amended and Restated (15)
10.13*	Summary of Compensation Agreement between Vicor Corporation and Andrew D’Amico (21)
10.14*	Form of Stock Option Award Agreement under the Vicor Corporation Amended and Restated 2000 Stock Option and Incentive Plan, as amended and restated (17)
19	Insider Trading and Disclosure Policy (20)
21.1	Subsidiaries of the Company (21)
23.1	Consent of KPMG LLP (21)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (21)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (21)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)
97.1	Vicor Corporation Recovery Policy (19)
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement required to be filled pursuant to Item 15(b) of Form 10-K.

** Filed with this Annual Report on Form 10-K for the year ended December 31, 2025 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023; (vi) the Notes to Consolidated Financial Statements; and (vii) the information included in Part I, Item 1C and Part II, Item 9B(b).

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

(20)
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 3, 2025 (File No. 000-18277) and incorporated herein by reference.
(21)
Filed herewith.

Item 16. Form 10-K Summary

None.

VICOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2025, 2024 and 2023

		Charge
		(Recovery)
	Balance at	to Costs and	Other Charges,	Balance at
Description	Beginning of Period	Expenses	Deductions (1)	End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2025	$130,000	$7,000	$—	$137,000
December 31, 2024	130,000	—	—	130,000
December 31, 2023	87,000	43,000	—	130,000

(1)
Reflects uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Corporation

By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrizio Vinciarelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2026
Patrizio Vinciarelli

/s/ James F. Schmidt	Chief Financial Officer, Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
James F. Schmidt

/s/ Estia J. Eichten	Director	March 2, 2026
Estia J. Eichten

/s/ Michael S. McNamara	Director	March 2, 2026
Michael S. McNamara

/s/ Samuel J. Anderson	Director	March 2, 2026
Samuel J. Anderson

/s/ Claudio Tuozzolo	Director	March 2, 2026
Claudio Tuozzolo

/s/ Jason L. Carlson	Director	March 2, 2026
Jason L. Carlson

/s/ Philip D. Davies	Director	March 2, 2026
Philip D. Davies

/s/ Andrew T. D’Amico	Director	March 2, 2026
Andrew T. D’Amico

/s/ Zmira Lavie	Director	March 2, 2026
Zmira Lavie

/s/ John Shen	Director	March 2, 2026
John Shen