Form 10-Q
period 2026-03-31
VICOR CORP
filed 2026-04-30
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________

Commission File Number 0-18277

VICOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2742817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Frontage Road, Andover, Massachusetts 01810

(Address of Principal Executive Offices) (Zip Code)

(978) 470-2900

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of April 23, 2026 was:

Common Stock, $.01 par value	33,863,689
Class B Common Stock, $.01 par value	11,717,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$404,245	$402,805
Accounts receivable, net	67,402	60,716
Inventories	94,830	91,340
Other current assets	32,992	32,502
Total current assets	599,469	587,363
Long-term deferred tax assets, net	27,798	27,463
Long-term investment, net	2,508	2,462
Property, plant and equipment, net	154,637	147,690
Other assets	20,469	20,853
Total assets	$804,881	$785,831
Liabilities and Equity
Current liabilities:
Accounts payable	$16,733	$12,290
Accrued compensation and benefits	13,456	12,031
Accrued litigation	—	28,275
Accrued expenses	4,425	3,691
Short-term lease liabilities	1,433	1,568
Sales allowances	3,661	3,136
Income taxes payable	71	904
Short-term deferred revenue and customer prepayments	2,155	3,426
Total current liabilities	41,934	65,321
Long-term income taxes payable	3,109	3,086
Long-term lease liabilities	5,713	5,608
Total liabilities	50,756	74,015
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,717,718 shares issued and outstanding in 2026 and 11,726,718 shares issued and outstanding in 2025	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,955,940 shares issued and 33,835,864 shares outstanding in 2026; 45,910,601 shares issued and 33,532,377 shares outstanding in 2025	460	460
Additional paid-in capital	467,638	462,227
Retained earnings	442,023	421,359
Accumulated other comprehensive loss	(1,697)	(1,672)
Treasury stock at cost: 12,120,076 shares in 2026 and 12,378,224 shares in 2025	(154,682)	(170,935)
Total Vicor Corporation stockholders’ equity	753,860	711,557
Noncontrolling interest	265	259
Total equity	754,125	711,816
Total liabilities and equity	$804,881	$785,831

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Product revenue	$98,004	$83,206
Royalty revenue	14,965	10,762
Total net revenues	112,969	93,968
Cost of product revenues	50,603	49,603
Gross margin	62,366	44,365
Operating expenses:
Selling, general and administrative	23,192	25,137
Research and development	22,290	19,377
Total operating expenses	45,482	44,514
Income (loss) from operations	16,884	(149)
Other income (expense), net:
Total unrealized gains on available-for-sale securities, net	46	23
Less: portion of gains recognized in other comprehensive income	(46)	(23)
Net credit gains recognized in earnings	—	—
Other income (expense), net	3,519	3,134
Total other income (expense), net	3,519	3,134
Income before income taxes	20,403	2,985
Less: (Benefit) provision for income taxes	(273)	424
Consolidated net income	20,676	2,561
Less: Net income attributable to noncontrolling interest	12	22
Net income attributable to Vicor Corporation	$20,664	$2,539

Net income per common share attributable to Vicor Corporation:
Basic	$0.45	$0.06
Diluted	$0.44	$0.06
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	45,470	45,217
Diluted	47,254	45,495

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net income	$20,676	$2,561
Foreign currency translation (losses) gains, net of tax (1)	(77)	173
Unrealized gains on available-for-sale securities, net of tax (1)	46	23
Other comprehensive (loss) income	(31)	196
Consolidated comprehensive income	20,645	2,757
Less: Comprehensive income attributable to noncontrolling interest	6	35
Comprehensive income attributable to Vicor Corporation	$20,639	$2,722

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized gains on available-for-sale securities are completely offset by a tax valuation allowance as of March 31, 2026 and 2025. Therefore, there is no income tax benefit (provision) recognized for the three months ended March 31, 2026 and 2025.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Operating activities:
Consolidated net income	$20,676	$2,561
Adjustments to reconcile consolidated net income to net cash (used for) provided by operating activities:
Depreciation and amortization	5,337	5,189
Stock-based compensation expense	3,852	4,349
Provision for doubtful accounts	—	7
Litigation payment	(28,557)	—
Decrease in other assets	101	480
Deferred income taxes	(337)	(2)
Increase in long-term income taxes payable	23	74
Change in current assets and liabilities, net	(5,037)	7,470
Net cash (used for) provided by operating activities	(3,942)	20,128

Investing activities:
Additions to property, plant and equipment and internal-use software	(12,387)	(4,550)
Net cash used for investing activities	(12,387)	(4,550)

Financing activities:
Proceeds from employee stock plans	17,812	3,166
Net cash provided by financing activities	17,812	3,166
Effect of foreign exchange rates on cash	(43)	82
Net increase in cash and cash equivalents	1,440	18,826
Cash and cash equivalents at beginning of period	402,805	277,273
Cash and cash equivalents at end of period	$404,245	$296,099
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$742	$2,990

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2026
Balance on December 31, 2025	$118	$460	$462,227	$421,359	$(1,672)	$(170,935)	$711,557	$259	$711,816
Issuance of Common Stock under employee stock plans			1,559			16,253	17,812		17,812
Stock-based compensation expense			3,852				3,852		3,852
Components of comprehensive income, net of tax:
Net income				20,664			20,664	12	20,676
Other comprehensive loss					(25)		(25)	(6)	(31)
Total comprehensive income							20,639	6	20,645
Balance on March 31, 2026	$118	$460	$467,638	$442,023	$(1,697)	$(154,682)	$753,860	$265	$754,125

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Three Months Ended March 31, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		1	3,165				3,166		3,166
Stock-based compensation expense			4,349				4,349		4,349
Components of comprehensive income, net of tax:
Net income				2,539			2,539	22	2,561
Other comprehensive income					183		183	13	196
Total comprehensive income							2,722	35	2,757
Balance on March 31, 2025	$118	$453	$415,131	$305,342	$(1,312)	$(139,424)	$580,308	$255	$580,563

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2026. The balance sheet at December 31, 2025 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026.

2. Inventories

Inventories were as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$69,890	$69,596
Work-in-process	19,384	14,954
Finished goods	5,556	6,790
	$94,830	$91,340

3. Investments

As of March 31, 2026 and December 31, 2025, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,508,000 and $2,462,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through March 31, 2026, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of March 31, 2026.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

Details of our investments are as follows (in thousands):

	March 31, 2026
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$360,758	$—
Failed Auction Security	—	2,508
Total	360,758	2,508

Other measurement basis:
Cash on hand	43,487	—
Total	$404,245	$2,508

	December 31, 2025
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$367,340	$—
Failed Auction Security	—	2,462
Total	367,340	2,462

Other measurement basis:
Cash on hand	35,465	—
Total	$402,805	$2,462

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2026	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	492	$2,508

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	538	$2,462

As of March 31, 2026, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on March 31, 2026, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in sixteen years	$3,000	$2,508

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2026 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2026
Cash equivalents:
Money market funds	$360,758	$—	$—	$360,758
Long-term investment:
Failed Auction Security	—	—	2,508	2,508

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Cash equivalents:
Money market funds	$367,340	$—	$—	$367,340
Long-term investment:
Failed Auction Security	—	—	2,462	2,462

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the three months ended March 31, 2026 was as follows (in thousands):

Balance at the beginning of the period	$2,462
Gain included in Other comprehensive income	46
Balance at the end of the period	$2,508

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of March 31, 2026.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$57,713	$36,842
Europe	13,600	9,873
Asia Pacific	41,222	47,087
All other	434	166
	$112,969	$93,968

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
United States	$152,171	$140,700
International	2,466	6,990

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended March 31, 2026
	Brick Products	Advanced Products	Total
United States	$23,215	$34,498	$57,713
Europe	10,271	3,329	13,600
Asia Pacific	14,502	26,720	41,222
All other	61	373	434
	$48,049	$64,920	$112,969

	Three Months Ended March 31, 2025
	Brick Products	Advanced Products	Total
United States	$13,535	$23,307	$36,842
Europe	7,773	2,100	9,873
Asia Pacific	12,801	34,286	47,087
All other	2	164	166
	$34,111	$59,857	$93,968

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended March 31, 2026
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$24,905	$40,092	$64,997
Stocking distributors, net of sales allowances	23,059	8,362	31,421
Non-recurring engineering	85	1,501	1,586
Royalties	—	14,965	14,965
Other	—	—	—
	$48,049	$64,920	$112,969

	Three Months Ended March 31, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$18,282	$43,488	$61,770
Stocking distributors, net of sales allowances	15,364	3,846	19,210
Non-recurring engineering	465	1,401	1,866
Royalties	—	10,762	10,762
Other	—	360	360
	$34,111	$59,857	$93,968

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

The following table presents the changes in certain contract liabilities (in thousands):

	March 31, 2026	December 31, 2025	Change
Short-term deferred revenue and customer prepayments	$(2,155)	$(3,426)	$1,271
Sales allowances	(3,661)	(3,136)	(525)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of $0 and $1,326,000 for the three months ended March 31, 2026 and 2025, respectively, that was included in deferred revenue at the beginning of the respective period.

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of product revenues	$836	$967
Selling, general and administrative	1,959	2,194
Research and development	1,057	1,188
Total stock-based compensation	$3,852	$4,349

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options	$3,527	$4,077
ESPP	325	272
Total stock-based compensation	$3,852	$4,349

8. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 for each of the three-month periods ended March 31, 2026 and 2025. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The (benefit) provision for income taxes is based on the estimated annual effective tax rate for the year which includes estimated federal, state and foreign income taxes on the Company's projected pre-tax income (loss).

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
(Benefit) provision for income taxes	$(273)	$424
Effective income tax rate	(1.3)%	14.2%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2026 primarily due to excess deductions related to share-based compensation, and for the three months ended March 31, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of March 31, 2025. The (benefit) provision for income taxes for the three months ended March 31, 2026 and 2025 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of March 31, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

10. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025

Numerator:
Net income attributable to Vicor Corporation	$20,664	$2,539
Denominator:
Denominator for basic net income per share – weighted average shares (1)	45,470	45,217
Effect of dilutive securities:
Employee stock options (2)	1,784	278
Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	47,254	45,495

Basic net income per share	$0.45	$0.06
Diluted net income per share	$0.44	$0.06

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 12,112 and 1,016,008 shares of Common Stock for the three months ended March 31, 2026 and 2025, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

11. Commitments and Contingencies

Capital Expenditure Commitments

At March 31, 2026, the Company had approximately $25,309,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

SynQor Litigation and Payment of Final Judgment Amount

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

On May 22, 2024, the Company filed an appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit. On February 13, 2026, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. On March 18, 2026, the Company paid SynQor $28,557,256, representing the full amount due under the District Court's judgment, inclusive of post-judgment interest.

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

Settlement of Certain Intellectual Property Claims

On May 1, 2025, the Company entered into various settlement agreements to resolve lawsuits, arbitrations, and appeals related to certain intellectual property claims between the Company and certain parties, pursuant to which a total of $45,000,000 was paid to the Company in May 2025 (collectively, the “patent litigation settlement”). The Company incurred $5,100,000 in legal fees in connection with the patent litigation settlement, which were paid in June 2025.

Other Proceedings

In addition, the Company is involved in certain other litigation and claims incidental to the conduct of its business, both as a defendant and a plaintiff. While the outcome of such other lawsuits and claims against the Company cannot be predicted with

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

certainty, management does not expect such litigation or claims will have a material adverse impact on the Company’s financial position or results of operations.

12. Impact of Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

Other new pronouncements issued but not effective until after March 31, 2026 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the implementation of new manufacturing processes; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

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

March 31, 2026

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

Summary of First Quarter 2026 Financial Performance Compared to Fourth Quarter 2025 Financial Performance

The following summarizes our financial performance for the first quarter of 2026, compared to the fourth quarter of 2025:

•
Total net revenues increased 5.3% to $112,969,000 for the first quarter of 2026, from $107,264,000 for the fourth quarter of 2025. Net revenues for Brick Products increased 7.7% compared to the fourth quarter of 2025, primarily due to improved market demand. Advanced Products net revenues increased 3.7% compared to the fourth quarter of 2025, primarily due to improved market demand and higher royalty revenue.
•
Export sales represented approximately 48.9% of total net revenues in the first quarter of 2026 as compared to 49.3% in the fourth quarter of 2025.
•
Gross margin for the first quarter of 2026 increased $2,943,000, or 5.0% to $62,366,000 from $59,423,000 for the fourth quarter of 2025. Gross margin, as a percentage of total net revenues, was 55.2% for the first quarter of 2026 consistent with the fourth quarter of 2025 gross margin of 55.4%. The increase in gross margin dollars was primarily attributable to the favorable impact from higher sales volume and improved sales mix on that revenue, including royalty revenue, offset by an increase in freight-in and tariff spending of $411,000 (net of approximately $193,000 in duty drawback recovery in the first quarter of 2026 and $195,000 in duty drawback recovery in the fourth quarter of 2025 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $300,616,000 at the end of the first quarter of 2026, as compared to $176,938,000 at the end of the fourth quarter of 2025.
•
Operating expenses for the first quarter of 2026 increased $1,744,000, or 4.0%, to $45,482,000 from $43,738,000 for the fourth quarter of 2025, due to an increase in research and development expense of $1,747,000.
•
We reported net income for the first quarter of 2026 of $20,664,000, or $0.44 per diluted share, compared to net income of $46,533,000, or $1.01 per diluted share, for the fourth quarter of 2025. Net income in the fourth quarter of 2025 included $27,300,000 of tax benefit due to the partial recognition of certain deferred tax assets in the period.
•
For the first quarter of 2026, depreciation and amortization totaled $5,337,000 and capital additions totaled $12,387,000 as compared to depreciation and amortization of $5,171,000 and capital additions of $5,543,000 for the fourth quarter of 2025.
•
Inventories increased by approximately $3,490,000, or 3.8%, to $94,830,000 at March 31, 2026, compared to $91,340,000 at December 31, 2025, in anticipation of increased volume to fulfill backlog.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total net revenues for the first quarter of 2026 were $112,969,000, an increase of $19,001,000, or 20.2%, as compared to $93,968,000 for the first quarter of 2025. Net revenues, by product line, for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

			Increase
	2026	2025	$	%
Advanced Products including Royalty Revenue	$64,920	$59,857	$5,063	8.5%
Brick Products	48,049	34,111	13,938	40.9%
Total	$112,969	$93,968	$19,001	20.2%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

The increase in net revenues for Advanced Products was primarily due to higher royalty revenue and improved market demand. The increase in net revenues for Brick Products was primarily due to improved market demand.

Gross margin for the first quarter of 2026 increased $18,001,000, or 40.6%, to $62,366,000, from $44,365,000 for the first quarter of 2025. Gross margin, as a percentage of total net revenues, increased to 55.2% for the first quarter of 2026, compared to 47.2% for the first quarter of 2025. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume and improved sales mix on that revenue, including higher royalty revenue, and the favorable impact of production efficiencies offset by increased freight-in and tariff spending of $2,219,000 (net of approximately $193,000 in duty drawback recovery in the first quarter of 2026 and $0 in duty drawback recovery in the first quarter of 2025 of previously paid tariffs).

Selling, general and administrative expenses were $23,192,000 for the first quarter of 2026, a decrease of $1,945,000, or 7.7%, from $25,137,000 for the first quarter of 2025. Selling, general and administrative expenses as a percentage of total net revenues decreased to 20.5% for the first quarter of 2026 from 26.8% for the first quarter of 2025. The components of the $1,945,000 decrease in selling, general and administrative expenses for the first quarter of 2026 compared to the first quarter of 2025 were as follows (dollars in thousands):

	(Decrease) Increase
Legal fees	$(2,134)	(53.2)%	(1)
Outside services	(462)	(28.9)%	(2)
Information technology expense	(192)	(18.8)%	(3)
Compensation	686	5.0%	(4)
Other, net	157	3.3%
	$(1,945)	(7.7)%

(1)
Decrease primarily attributable to a decrease in activity related to corporate legal matters, including the assertion of our intellectual property rights.
(2)
Decrease primarily attributable to a decrease in the use of consultants.
(3)
Decrease primarily attributable to a decrease in computer software services relating to new internal-use software implementation.
(4)
Increase primarily attributable to annual compensation adjustments in May 2025 and higher stock-based compensation expense associated with stock options awarded in May 2025.

Research and development expenses were $22,290,000 for the first quarter of 2026, an increase of $2,913,000, or 15.0%, compared to $19,377,000 for the first quarter of 2025. As a percentage of total net revenues, research and development expenses decreased to 19.7% for the first quarter of 2026 from 20.6% for the first quarter of 2025. The components of the $2,913,000 increase in research and development expenses for the first quarter of 2026 compared to the first quarter of 2025 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$2,440	162.2%	(1)
Outside services	863	123.5%	(2)
Compensation	526	4.4%	(3)
Equipment set-up and calibration	(345)	(41.5)%	(4)
Waste disposal	(380)	(47.5)%	(5)
Supplies	(420)	(41.8)%	(6)
Other, net	229	8.8%
	$2,913	15.0%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

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
(4)
Decrease primarily attributable to a decrease in equipment set-up and calibration for Advanced Products production.
(5)
Decrease primarily attributable to a decrease in waste disposal activities related to improving production process capabilities for our Advanced Products.
(6)
Decrease in the consumption of materials and supplies used in the engineering process.

The significant components of ''Other income (expense), net'' for the three months ended March 31, 2026 and 2025 and the changes between the periods were as follows (in thousands):

	2026	2025	Increase (decrease)
Interest income, net	$3,272	$2,714	$558
Rental income	284	284	—
Foreign currency (losses) gains, net	(123)	133	(256)
Gain on disposal of equipment	80	—	80
Other, net	6	3	3
	$3,519	$3,134	$385

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in the first quarter of 2026 compared to the first quarter of 2025.

Income before income taxes was $20,403,000 for the first quarter of 2026, as compared to $2,985,000 for the first quarter of 2025.

The (benefit) provision for income taxes and the effective income tax rates for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	2026	2025
(Benefit) provision for income taxes	$(273)	$424
Effective income tax rate	(1.3)%	14.2%

The effective tax rates differ from the statutory tax rates for the three months ended March 31, 2026 primarily due to excess deductions related to share-based compensation, and for the three months ended March 31, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of March 31, 2025. The (benefit) provision for income taxes for the three months ended March 31, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of March 31, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

We reported net income for the first quarter of 2026 of $20,664,000, or $0.44 per diluted share, compared to net income of $2,539,000, or $0.06 per diluted share, for the first quarter of 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $404,245,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 14.3:1 as of March 31, 2026 and 9.0:1 as of December 31, 2025. Working capital, defined as total current assets less total current liabilities, increased $35,493,000 to $557,535,000 as of March 31, 2026 from $522,042,000 as of December 31, 2025.

The changes in working capital from December 31, 2025 to March 31, 2026 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$1,440
Accounts receivable	6,686
Inventories	3,490
Other current assets	490
Accounts payable	(4,443)
Accrued compensation and benefits	(1,484)
Accrued expenses	(675)
Accrued litigation	28,275
Short-term deferred revenue	1,271
Other	443
$35,493

The primary source of cash for the three months ended March 31, 2026 was $17,812,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan. The primary uses of cash during the three months ended March 31, 2026 were for the purchase of equipment of $12,387,000 and operating activities of $3,942,000, which is net of a payment made to SynQor, Inc. in the amount of $28,557,000. See Note 11 for additional information regarding the payment made to SynQor.

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “Repurchase Authorization”). As of March 31, 2026, we had approximately $64,327,000 remaining available for repurchases of our Common Stock under the Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

As of March 31, 2026, we had a total of approximately $25,309,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $742,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

March 31, 2026

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2026. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

March 31, 2026

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of March 31, 2026, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value of this security as of March 31, 2026.

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

March 31, 2026

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the last fiscal quarter (i.e., March 31, 2026). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

March 31, 2026

Item 1 — Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

First Quarter 2026	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	—	$—	—	$64,327,067
February 1 - 28, 2026	—	$—	—	$64,327,067
March 1 - 31, 2026	—	$—	—	$64,327,067
Total	—	$—	—	$64,327,067

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “Repurchase Authorization”). The timing and amounts of Common Stock repurchases pursuant to the Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions. The Repurchase Authorization does not expire.

Item 5 — Other Information

Except as set forth below, during the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On February 26, 2026, Patrizio Vinciarelli, Chairman of the Board, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 1,000,000 shares of the Company’s common stock in tranches of 10,000 shares at $2 price increments ranging from $202 to $400 per share. The number of shares that can be sold in one day is capped at 20,000. Mr. Vinciarelli’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Vinciarelli’s trading arrangement is estimated to be from May 28, 2026 until December 31, 2028.

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

VICOR CORPORATION

Date: April 30, 2026	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)