Form 10-Q
period 2026-06-30
VICOR CORP
filed 2026-07-29
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 22, 2026 was:

Common Stock, $.01 par value	34,389,014
Class B Common Stock, $.01 par value	11,717,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$453,582	$402,805
Accounts receivable, net	78,929	60,716
Inventories	104,489	91,340
Other current assets	33,346	32,502
Total current assets	670,346	587,363
Long-term deferred tax assets, net	38,746	27,463
Long-term investment, net	2,525	2,462
Property, plant and equipment, net	162,536	147,690
Other assets	20,009	20,853
Total assets	$894,162	$785,831
Liabilities and Equity
Current liabilities:
Accounts payable	$20,415	$12,290
Accrued compensation and benefits	15,321	12,031
Accrued litigation	—	28,275
Accrued expenses	7,662	3,691
Short-term lease liabilities	1,767	1,568
Sales allowances	4,414	3,136
Income taxes payable	141	904
Short-term deferred revenue and customer prepayments	875	3,426
Total current liabilities	50,595	65,321
Long-term income taxes payable	3,132	3,086
Long-term lease liabilities	5,841	5,608
Total liabilities	59,568	74,015
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,717,718 shares issued and outstanding in 2026 and 11,726,718 shares issued and outstanding in 2025	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,955,940 shares issued and 34,383,481 shares outstanding in 2026; 45,910,601 shares issued and 33,532,377 shares outstanding in 2025	460	460
Additional paid-in capital	509,849	462,227
Retained earnings	491,795	421,359
Accumulated other comprehensive loss	(1,733)	(1,672)
Treasury stock at cost: 11,572,459 shares in 2026 and 12,378,224 shares in 2025	(166,170)	(170,935)
Total Vicor Corporation stockholders’ equity	834,319	711,557
Noncontrolling interest	275	259
Total equity	834,594	711,816
Total liabilities and equity	$894,162	$785,831

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue	$112,926	$85,693	$210,930	$168,899
Royalty revenue	30,426	10,353	45,391	21,115
Total net revenues	143,352	96,046	256,321	190,014
Patent litigation settlement	—	45,000	—	45,000
Total net revenues and patent litigation settlement	143,352	141,046	256,321	235,014
Cost of product revenues	60,232	48,918	110,835	98,521
Gross margin	83,120	92,128	145,486	136,493
Operating expenses:
Selling, general and administrative	27,601	27,952	50,793	53,089
Research and development	20,641	18,791	42,931	38,168
Total operating expenses	48,242	46,743	93,724	91,257
Income from operations	34,878	45,385	51,762	45,236
Other income (expense), net:
Total unrealized gains (losses) on available-for-sale securities, net	17	(80)	63	(57)
Less: portion of (gains) losses recognized in other comprehensive income	(17)	80	(63)	57
Net credit gains recognized in earnings	—	—	—	—
Other income (expense), net	4,045	3,657	7,564	6,791
Total other income (expense), net	4,045	3,657	7,564	6,791
Income before income taxes	38,923	49,042	59,326	52,027
Less: (Benefit) provision for income taxes	(10,863)	7,842	(11,136)	8,266
Consolidated net income	49,786	41,200	70,462	43,761
Less: Net income attributable to noncontrolling interest	14	8	26	30
Net income attributable to Vicor Corporation	$49,772	$41,192	$70,436	$43,731

Net income per common share attributable to Vicor Corporation:
Basic	$1.08	$0.92	$1.54	$0.97
Diluted	$1.04	$0.91	$1.48	$0.97
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	45,936	45,007	45,703	45,112
Diluted	47,708	45,077	47,481	45,286

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net income	$49,786	$41,200	$70,462	$43,761
Foreign currency translation (losses) gains, net of tax (1)	(57)	109	(134)	282
Unrealized gains (losses) on available-for-sale securities, net of tax (1)	17	(80)	63	(57)
Other comprehensive (loss) income	(40)	29	(71)	225
Consolidated comprehensive income	49,746	41,229	70,391	43,986
Less: Comprehensive income attributable to noncontrolling interest	10	16	16	51
Comprehensive income attributable to Vicor Corporation	$49,736	$41,213	$70,375	$43,935

(1)
The deferred tax assets associated with foreign currency translation (losses) gains and unrealized gains (losses) on available-for-sale securities are completely offset by a tax valuation allowance as of June 30, 2026 and 2025. Therefore, there is no income tax benefit (provision) recognized for the three and six months ended June 30, 2026 and 2025.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

Operating activities:
Consolidated net income	$70,462	$43,761
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,760	10,379
Stock-based compensation expense	8,032	8,058
Provision for doubtful accounts	—	7
Litigation payment	(28,557)	—
Decrease in other assets	245	991
Deferred income taxes	(11,287)	(4)
Increase in long-term income taxes payable	46	1,422
Other changes in current assets and liabilities, net	(19,504)	20,739
Net cash provided by operating activities	30,197	85,353

Investing activities:
Additions to property, plant and equipment and internal-use software	(23,560)	(10,754)
Net cash used for investing activities	(23,560)	(10,754)

Financing activities:
Proceeds from employee stock plans	44,224	4,140
Repurchases of Common Stock	—	(17,609)
Net cash provided by (used for) financing activities	44,224	(13,469)
Effect of foreign exchange rates on cash	(84)	138
Net increase in cash and cash equivalents	50,777	61,268
Cash and cash equivalents at beginning of period	402,805	277,273
Cash and cash equivalents at end of period	$453,582	$338,541
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$2,155	$2,279

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2026
Balance on March 31, 2026	$118	$460	$467,638	$442,023	$(1,697)	$(154,682)	$753,860	$265	$754,125
Issuance of Common Stock under employee stock plans			38,031			(11,488)	26,543		26,543
Stock-based compensation expense			4,180				4,180		4,180
Components of comprehensive income (loss), net of tax:
Net income				49,772			49,772	14	49,786
Other comprehensive loss					(36)		(36)	(4)	(40)
Total comprehensive income							49,736	10	49,746
Balance on June 30, 2026	$118	$460	$509,849	$491,795	$(1,733)	$(166,170)	$834,319	$275	$834,594

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2026
Balance on December 31, 2025	$118	$460	$462,227	$421,359	$(1,672)	$(170,935)	$711,557	$259	$711,816
Issuance of Common Stock under employee stock plans			39,590			4,765	44,355		44,355
Stock-based compensation expense			8,032				8,032		8,032
Repurchases of Common Stock							—		—
Components of comprehensive income (loss), net of tax:
Net income				70,436			70,436	26	70,462
Other comprehensive loss					(61)		(61)	(10)	(71)
Total comprehensive income							70,375	16	70,391
Balance on June 30, 2026	$118	$460	$509,849	$491,795	$(1,733)	$(166,170)	$834,319	$275	$834,594

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Three Months Ended June 30, 2025
Balance on March 31, 2025	$118	$453	$415,131	$305,342	$(1,312)	$(139,424)	$580,308	$255	$580,563
Issuance of Common Stock under employee stock plans			974				974		974
Stock-based compensation expense			3,709				3,709		3,709
Repurchases of Common Stock						(17,609)	(17,609)		(17,609)
Components of comprehensive income, net of tax:
Net income				41,192			41,192	8	41,200
Other comprehensive income					21		21	8	29
Total comprehensive income							41,213	16	41,229
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Six Months Ended June 30, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		1	4,139				4,140		4,140
Stock-based compensation expense			8,058				8,058		8,058
Repurchases of Common Stock						(17,609)	(17,609)		(17,609)
Components of comprehensive income, net of tax:
Net income				43,731			43,731	30	43,761
Other comprehensive income					204		204	21	225
Total comprehensive income							43,935	51	43,986
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2026. The balance sheet at December 31, 2025 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026.

2. Inventories

Inventories were as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$76,385	$69,596
Work-in-process	22,433	14,954
Finished goods	5,671	6,790
	$104,489	$91,340

3. Investments

As of June 30, 2026 and December 31, 2025, the Company held one auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,525,000 and $2,462,000, respectively, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. The Failed Auction Security held by the Company is Aaa/AA+ rated by major credit rating agencies, is collateralized by student loans, and is guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. Management is not aware of any reason to believe the issuer of the Failed Auction Security is presently at risk of default. Through June 30, 2026, the Company has continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture. Management believes the Company ultimately should be able to liquidate the Failed Auction Security without significant loss primarily due to the overall quality of the issue held and the collateral securing the substantial majority of the underlying obligation. However, current conditions in the auction rate securities market have led management to conclude the recovery period for the Failed Auction Security exceeds 12 months. As a result, the Company continued to classify the Failed Auction Security as long-term as of June 30, 2026.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

Details of our investments are as follows (in thousands):

	June 30, 2026
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$412,129	$—
Failed Auction Security	—	2,525
Total	412,129	2,525

Other measurement basis:
Cash on hand	41,453	—
Total	$453,582	$2,525

	December 31, 2025
	Cash and Cash	Long-Term
	Equivalents	Investment
Measured at fair value:
Available-for-sale securities:
Money market funds	$367,340	$—
Failed Auction Security	—	2,462
Total	367,340	2,462

Other measurement basis:
Cash on hand	35,465	—
Total	$402,805	$2,462

The following is a summary of the available-for-sale securities (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2026	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	475	$2,525

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Failed Auction Security	$3,000	—	538	$2,462

As of June 30, 2026, the Failed Auction Security had been in an unrealized loss position for greater than 12 months.

The amortized cost and estimated fair value of the available-for-sale securities on June 30, 2026, by type and contractual maturities, are shown below (in thousands):

		Estimated
	Cost	Fair Value
Failed Auction Security:

Due in sixteen years	$3,000	$2,525

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2026 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2026
Cash equivalents:
Money market funds	$412,129	$—	$—	$412,129
Long-term investment:
Failed Auction Security	—	—	2,525	2,525

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Cash equivalents:
Money market funds	$367,340	$—	$—	$367,340
Long-term investment:
Failed Auction Security	—	—	2,462	2,462

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the six months ended June 30, 2026 was as follows (in thousands):

Balance at the beginning of the period	$2,462
Gain included in Other comprehensive income	63
Balance at the end of the period	$2,525

Management utilized a probability weighted discounted cash flow model to determine the estimated fair value as of June 30, 2026.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

The Company offers a comprehensive range of modular building blocks enabling rapid design of a power system specific to a customer’s precise needs. Based on design, performance, and form factor considerations, as well as the range of evolving applications for which the products are appropriate, the Company categorizes its product portfolios as either Advanced Products or Brick Products, which together constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
United States	$77,417	$46,246
Europe	16,214	10,862
Asia Pacific	49,403	38,702
All other	318	236
	$143,352	$96,046

	Six Months Ended June 30,
	2026	2025
United States	$135,130	$83,088
Europe	29,814	20,735
Asia Pacific	90,625	85,789
All other	752	402
	$256,321	$190,014

The $45,000,000 patent litigation settlement payment, as described in additional detail in Note 11, is not associated with any specific geography, therefore it is not included in the above 2025 tables.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
United States	$159,149	$140,700
International	3,387	6,990

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended June 30, 2026
	Brick Products	Advanced Products	Total
United States	$20,355	$57,062	$77,417
Europe	12,115	4,099	16,214
Asia Pacific	16,698	32,705	49,403
All other	23	295	318
	$49,191	$94,161	$143,352

	Six Months Ended June 30, 2026
	Brick Products	Advanced Products	Total
United States	$43,570	$91,560	$135,130
Europe	22,386	7,428	29,814
Asia Pacific	31,200	59,425	90,625
All other	84	668	752
	$97,240	$159,081	$256,321

	Three Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
United States	$15,422	$30,824	$46,246
Europe	6,142	4,720	10,862
Asia Pacific	13,822	24,880	38,702
All other	94	142	236
	$35,480	$60,566	$96,046

	Six Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
United States	$28,957	$54,131	$83,088
Europe	13,915	6,820	20,735
Asia Pacific	26,623	59,166	85,789
All other	96	306	402
	$69,591	$120,423	$190,014

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

	Three Months Ended June 30, 2026
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$25,786	$52,371	$78,157
Stocking distributors, net of sales allowances	23,314	9,432	32,746
Non-recurring engineering	91	1,932	2,023
Royalties	—	30,426	30,426
Other	—	—	—
	$49,191	$94,161	$143,352

	Six Months Ended June 30, 2026
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$50,691	$92,463	$143,154
Stocking distributors, net of sales allowances	46,373	17,794	64,167
Non-recurring engineering	176	3,433	3,609
Royalties	—	45,391	45,391
Other	—	—	—
	$97,240	$159,081	$256,321

	Three Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$19,620	$40,154	$59,774
Stocking distributors, net of sales allowances	15,604	7,995	23,599
Non-recurring engineering	256	1,704	1,960
Royalties	—	10,353	10,353
Other	—	360	360
	$35,480	$60,566	$96,046

	Six Months Ended June 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$37,902	$83,642	$121,544
Stocking distributors, net of sales allowances	30,968	11,841	42,809
Non-recurring engineering	721	3,105	3,826
Royalties	—	21,115	21,115
Other	—	720	720
	$69,591	$120,423	$190,014

The following table presents the changes in certain contract liabilities (in thousands):

	June 30, 2026	December 31, 2025	Change
Short-term deferred revenue and customer prepayments	$(875)	$(3,426)	$2,551
Sales allowances	(4,414)	(3,136)	(1,278)

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company did not recognize any revenue for the three and six months ended June 30, 2026, and recognized revenue of approximately $574,000 and $1,686,000 for the three and six months ended June 30, 2025, respectively, that was included in deferred revenue at the beginning of the respective period.

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of product revenues	$897	$899	$1,733	$1,866
Selling, general and administrative	2,085	1,790	4,044	3,984
Research and development	1,198	1,020	2,255	2,208
Total stock-based compensation	$4,180	$3,709	$8,032	$8,058

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	$3,792	$3,386	$7,319	$7,463
ESPP	388	323	713	595
Total stock-based compensation	$4,180	$3,709	$8,032	$8,058

8. Rental Income

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 for the three-month periods ended June 30, 2026 and 2025, and $567,000 for the six-month periods ended June 30, 2026 and 2025. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The (benefit) provision for income taxes is based on the estimated annual effective tax rate for the year which includes estimated federal, state and foreign income taxes on the Company's projected pre-tax income (loss).

The (benefit) provision for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Benefit) provision for income taxes	$(10,863)	$7,842	$(11,136)	$8,266
Effective income tax rate	(27.9)%	16.0%	(18.8)%	15.9%

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

The effective tax rates differ from the statutory tax rates for the three and six months ended June 30, 2026 primarily due to excess deductions related to share-based compensation, and for the three and six months ended June 30, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of June 30, 2025. The (benefit) provision for income taxes for the three and six months ended June 30, 2026 and 2025 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of June 30, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

10. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:
Net income attributable to Vicor Corporation	$49,772	$41,192	$70,436	$43,731
Denominator:
Denominator for basic net income per share – weighted average shares (1)	45,936	45,007	45,703	45,112
Effect of dilutive securities:
Employee stock options (2)	1,772	70	1,778	174
Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	47,708	45,077	47,481	45,286

Basic net income per share	$1.08	$0.92	$1.54	$0.97
Diluted net income per share	$1.04	$0.91	$1.48	$0.97

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 97,985 and 62,447 shares of Common Stock for the three and six months ended June 30, 2026, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 2,170,585 and 1,353,021 shares of Common Stock for each of the three and six months ended June 30, 2025, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

11. Commitments and Contingencies

Capital Expenditure Commitments

At June 30, 2026, the Company had approximately $22,745,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

SynQor Litigation and Payment of Final Judgment Amount

As previously reported in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, the Company is the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “District Court”). SynQor alleged that certain of the Company’s products infringed certain United States Patents owned by SynQor.

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

12. Impact of Recently Issued Accounting Standards

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

Other new pronouncements issued but not effective until after June 30, 2026 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and the share price of its Common Stock. This document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) include forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbor afforded under the Private Securities Litigation Reform Act of 1995 and other safe harbors afforded under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are based on our current beliefs, expectations, estimates, forecasts, and projections for the future performance of the Company and are subject to risks and uncertainties. Forward-looking statements are identified by the use of words denoting uncertain, future events, such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “if,” “intend,” “may,” “plan,” “potential,” “project,” “prospective,” “seek,” “should,” “target,” “will,” or “would,” as well as similar words and phrases, including the negatives of these terms, or other variations thereof. Forward-looking statements also include, but are not limited to, statements regarding: our ability to address certain supply chain risks; our ongoing development of power conversion architectures, switching topologies, materials, packaging, and products; the ongoing transition of our business strategically, organizationally, and operationally from serving a large number of relatively low-volume customers across diversified markets and geographies to serving a small number of relatively large volume customers; our intent to enter new market segments; the levels of customer orders overall and, in particular, from large customers and the delivery lead times associated therewith; anticipated new and existing customer wins; the financial and operational impact of customer changes to shipping schedules; the derivation of a portion of our sales in each quarter from orders booked in the same quarter; our intent to expand the percentage of revenue associated with licensing our intellectual property to third parties; our plans to invest in expanded manufacturing capacity, including the implementation of new manufacturing processes; our belief that cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for the foreseeable future; our outlook regarding tariffs and the impact thereof on our business; our belief that we have limited exposure to currency risks; our intentions regarding the declaration and payment of cash dividends; our intentions regarding protecting our rights under our patents; and our expectation that no current litigation or claims will have a material adverse impact on our financial position or results of operations. These forward-looking statements are based upon our current expectations and estimates associated with prospective events and circumstances that may or may not be within our control and as to which there can be no assurance. Actual results could differ materially from those implied by forward-looking statements as a result of various factors, including but not limited to those described above, as well as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item 1 — “Business,” under Part I, Item 1A — “Risk Factors,” under Part I, Item 3 — “Legal Proceedings,” and under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those described in this Quarterly Report on Form 10-Q, particularly under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion of our business contained herein, including the identification and assessment of factors that may influence actual results, may not be exhaustive. Therefore, the information presented should be read together with other documents we file with the SEC from time to time, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, which may supplement, modify, supersede, or update the factors discussed in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments, except as required by law.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

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

June 30, 2026

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

Summary of Second Quarter 2026 Financial Performance Compared to First Quarter 2026 Financial Performance

The following summarizes our financial performance for the second quarter of 2026, compared to the first quarter of 2026:

•
Total net revenues increased 26.9% to $143,352,000 for the second quarter of 2026, from $112,969,000 for the first quarter of 2026. Net revenues for Brick Products increased 2.4% compared to the first quarter of 2026, primarily due to improved market demand. Advanced Products net revenues increased 45.0% compared to the first quarter of 2026, primarily due to improved market demand and higher royalty revenue.
•
Export sales represented approximately 46.0% of total net revenues in the second quarter of 2026 as compared to 48.9% in the first quarter of 2026.
•
Gross margin for the second quarter of 2026 increased $20,754,000, or 33.3% to $83,120,000 from $62,366,000 for the first quarter of 2026. Gross margin, as a percentage of net revenues and patent litigation settlement, increased to 58.0% for the second quarter of 2026 from 55.2% for the first quarter of 2026. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume, including royalty revenue, offset by an increase in freight-in and tariff spending of $704,000 (net of approximately $11,000 in duty drawback recovery in the second quarter of 2026 and $193,000 in duty drawback recovery in the first quarter of 2026 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $379,736,000 at the end of the second quarter of 2026, as compared to $300,616,000 at the end of the first quarter of 2026.
•
Operating expenses for the second quarter of 2026 increased $2,760,000, or 6.1%, to $48,242,000 from $45,482,000 for the first quarter of 2026, due to an increase in selling, general and administrative expenses of $4,409,000, offset by a decrease in research and development expenses of $1,649,000.
•
We reported net income for the second quarter of 2026 of $49,772,000, or $1.04 per diluted share, compared to net income of $20,664,000, or $0.44 per diluted share, for the first quarter of 2026. Net income in the first and second quarters of 2026 include tax benefits due to excess deductions related to share-based compensation.
•
For the second quarter of 2026, depreciation and amortization totaled $5,423,000 and capital additions totaled $11,173,000 as compared to depreciation and amortization of $5,337,000 and capital additions of $12,387,000 for the first quarter of 2026.
•
Inventories increased by approximately $9,659,000, or 10.2%, to $104,489,000 at June 30, 2026, compared to $94,830,000 at March 31, 2026, in anticipation of increased volume to fulfill backlog.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total net revenues for the second quarter of 2026 were $143,352,000, an increase of $47,306,000, or 49.3%, as compared to $96,046,000 for the second quarter of 2025. Net revenues, by product line, for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

			Increase
	2026	2025	$	%
Advanced Products including Royalty Revenue	$94,161	$60,566	$33,595	55.5%
Brick Products	49,191	35,480	13,711	38.6%
Total net revenues	$143,352	$96,046	$47,306	49.3%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

The increase in net revenues for Advanced Products was primarily due to higher royalty revenue due to a new license agreement entered into during the quarter ended June 30, 2026 and volume increases due to improved market demand. The increase in net revenues for Brick Products was primarily due to improved market demand.

During the second quarter of 2025, the Company received a patent litigation settlement payment of $45,000,000 (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements).

Gross margin for the second quarter of 2026 decreased $9,008,000, or 9.8%, to $83,120,000, from $92,128,000 for the second quarter of 2025. Gross margin, as a percentage of net revenues and patent litigation settlement, decreased to 58.0% for the second quarter of 2026, compared to 65.3% for the second quarter of 2025. The decrease in gross margin dollars and gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025 offset by the favorable impact from higher sales volume, including higher royalty revenue and the favorable impact of production efficiencies offset by unfavorable sales mix on the increased sales volume and increased freight-in and tariff spending of $1,328,000 (net of approximately $11,000 in duty drawback recovery in the second quarter of 2026 and $0 in duty drawback recovery in the second quarter of 2025 of previously paid tariffs).

Selling, general and administrative expenses were $27,601,000 for the second quarter of 2026, a decrease of $351,000, or 1.3%, from $27,952,000 for the second quarter of 2025. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement decreased to 19.3% for the second quarter of 2026 from 19.8% for the second quarter of 2025. The components of the $351,000 decrease in selling, general and administrative expenses for the second quarter of 2026 compared to the second quarter of 2025 were as follows (dollars in thousands):

	(Decrease) Increase
Legal fees	$(2,286)	(31.4)%	(1)
Litigation, other	(383)	(100.0)%	(2)
Facilities allocations	(292)	(31.2)%	(3)
Information technology expense	(282)	(21.5)%	(4)
Outside services	373	38.0%	(5)
Compensation	2,518	18.9%	(6)
Other, net	1	—
	$(351)	(1.3)%

(1)
Decrease primarily relates to $5,100,000 in legal fees associated with the patent litigation settlement in the second quarter of 2025 offset by an increase in legal activity.
(2)
Decrease primarily attributable to a decrease in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc.
(3)
Decrease primarily attributable to a decrease in utilities and building maintenance expenses.
(4)
Decrease primarily attributable to a decrease in computer software services relating to new internal-use software implementation.
(5)
Increase primarily attributable to an increase in the use of consultants.
(6)
Increase primarily attributable to tax withholdings and employer taxes associated with an increase in stock option exercises, annual compensation adjustments in May 2026 and higher stock-based compensation expense associated with stock options awarded in May 2026.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

Research and development expenses were $20,641,000 for the second quarter of 2026, an increase of $1,850,000, or 9.8%, compared to $18,791,000 for the second quarter of 2025. As a percentage of total net revenues and patent litigation settlement, research and development expenses increased to 14.4% for the second quarter of 2026 from 13.3% for the second quarter of 2025. The components of the $1,850,000 increase in research and development expenses for the second quarter of 2026 compared to the second quarter of 2025 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$1,925	16.2%	(1)
Supplies	714	630.0%	(2)
Waste disposal	294	166.9%	(3)
Outside services	134	8.9%	(4)
Overhead absorption	(220)	(76.2)%	(5)
Project and pre-production materials	(468)	(19.3)%	(6)
Deferred costs	(600)	(100.0)%	(7)
Other, net	71	2.4%
	$1,850	9.8%

(1)
Increase primarily attributable to tax withholdings and employer taxes associated with an increase in stock option exercises, annual compensation adjustments in May 2026 and higher stock-based compensation expense associated with stock options awarded in May 2026.
(2)
Increase in the consumption of materials and supplies used in the engineering process.
(3)
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
(6)
Decrease primarily attributable to decreased prototype development costs for Advanced Products.
(7)
Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.

The significant components of “Other income (expense), net” for the three months ended June 30, 2026 and 2025 and the changes between the periods were as follows (in thousands):

	2026	2025	Increase (decrease)
Interest income, net	$3,352	$2,952	$400
Insurance settlement	533	—	533
Rental income	284	284	—
Foreign currency (losses) gains, net	(87)	423	(510)
Loss on disposal of equipment	(4)	—	(4)
Other, net	(33)	(2)	(31)
	$4,045	$3,657	$388

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in the second quarter of 2026 compared to the second quarter of 2025.

Income before income taxes was $38,923,000 for the second quarter of 2026, as compared to $49,042,000 for the second quarter of 2025.

The (benefit) provision for income taxes and the effective income tax rates for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	2026	2025
(Benefit) provision for income taxes	$(10,863)	$7,842
Effective income tax rate	(27.9)%	16.0%

The effective tax rates differ from the statutory tax rates for the three months ended June 30, 2026 primarily due to excess deductions related to share-based compensation, and for the three months ended June 30, 2025 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets as of June 30, 2025. The (benefit) provision for income taxes for the three months ended June 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of June 30, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

We reported net income for the second quarter of 2026 of $49,772,000, or $1.04 per diluted share, compared to net income of $41,192,000, or $0.91 per diluted share, for the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net revenues for the six months ended June 30, 2026 were $256,321,000, an increase of $66,307,000, or 34.9%, from $190,014,000 for the six months ended June 30, 2025. Net revenues, by product line, for the six months ended June 30, 2026 and the six months ended June 30, 2025 were as follows (dollars in thousands):

			Increase
	2026	2025	$	%
Advanced Products including Royalty Revenue	$159,081	$120,423	$38,658	32.1%
Brick Products	97,240	69,591	27,649	39.7%
Total net revenues	$256,321	$190,014	$66,307	34.9%

The increase in net revenues for Advanced Products was primarily due to higher royalty revenue due to a new license agreement entered into during the quarter ended June 30, 2026 and volume increases due to improved market demand. The increase in net revenues for Brick Products was primarily due to improved market demand.

During the six months ended June 30, 2025, the Company received a patent litigation settlement payment of $45,000,000 (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements).

Gross margin for the six months ended June 30, 2026 increased $8,993,000, or 6.6%, to $145,486,000, from $136,493,000 for the six months ended June 30, 2025. Gross margin, as a percentage of net revenues and patent litigation settlement, decreased to 56.8% for the six months ended June 30, 2026, as compared to 58.1% for the six months ended June 30, 2025. The increase in gross margin dollars and the decrease in gross margin percentage was primarily attributable to the $45,000,000 patent litigation settlement

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

payment received by the Company in the second quarter of 2025 offset by the favorable impact from higher sales volume and improved sales mix on that revenue, including higher royalty revenue, and the favorable impact of production efficiencies offset by increased freight-in and tariff spending of $3,554,000 (net of approximately $204,000 in duty drawback recovery in the six months ended June 30, 2026 and $0 in duty drawback recovery in the six months ended June 30, 2025 of previously paid tariffs).

Selling, general and administrative expenses were $50,793,000 for the six months ended June 30, 2026, a decrease of $2,296,000, or 4.3%, compared to $53,089,000 for the six months ended June 30, 2025. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement, decreased to 19.8% for the six months ended June 30, 2026 from 22.6% for the six months ended June 30, 2025. The components of the $2,296,000 decrease in selling, general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows (dollars in thousands):

	(Decrease) Increase
Legal fees	$(4,420)	(39.1)%	(1)
Information technology expense	(474)	(20.3)%	(2)
Litigation, other	(452)	(60.0)%	(3)
Facilities allocations	(196)	(10.5)%	(4)
Compensation	3,204	11.8%	(5)
Other, net	42	0.3%
	$(2,296)	(4.3)%
(1)
Decrease primarily relates to $5,100,000 in legal fees associated with the patent litigation settlement in the second quarter of 2025 offset by an increase in legal activity.
(2)
Decrease primarily attributable to a decrease in computer software services relating to new internal-use software implementation.
(3)
Decrease primarily attributable to a decrease in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc.
(4)
Decrease primarily attributable to a decrease in utilities and building maintenance expenses.
(5)
Increase primarily attributable to tax withholdings and employer taxes associated with an increase in stock option exercises and annual compensation adjustments in May 2026.

Research and development expenses were $42,931,000 for the six months ended June 30, 2026, an increase of $4,763,000, or 12.5%, from $38,168,000 for the six months ended June 30, 2025. As a percentage of total net revenues and patent litigation settlement, research and development expenses increased to 16.7% for the six months ended June 30, 2026 from 16.2% for the six months ended June 30, 2025. The components of the $4,763,000 increase in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows (dollars in thousands):

	Increase (decrease)
Compensation	$2,451	10.3%	(1)
Project and pre-production materials	1,972	50.3%	(2)
Outside services	985	44.5%	(3)
Supplies	294	26.3%	(4)
Equipment set-up and calibration	(550)	(45.5)%	(5)
Deferred costs	(600)	(100.0)%	(6)
Other, net	211	3.6%
	$4,763	12.5%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

(1)
Increase primarily attributable to tax withholdings and employer taxes associated with an increase in stock option exercises and annual compensation adjustments in May 2026.
(2)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)
Increase primarily attributable to an increase in the use of outside service providers for our manufacturing facility.
(4)
Increase in the consumption of materials and supplies used in the engineering process.
(5)
Decrease primarily attributable to a decrease in equipment set-up and calibration for Advanced Products production.
(6)
Decrease primarily attributable to an increase in deferred costs capitalized for certain non-recurring engineering projects for which the related revenues had been deferred.

The significant components of “Other income (expense), net” for the six months ended June 30, 2026 and the six months ended June 30, 2025 and the changes from period to period were as follows (in thousands):

	2026	2025	Increase (decrease)
Interest income, net	$6,623	$5,666	$957
Rental income	567	567	—
Insurance settlement	533	—	533
Foreign currency (losses) gains, net	(210)	556	(766)
Gain on disposal of equipment	75	—	75
Other, net	(24)	2	(26)
	$7,564	$6,791	$773

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Income before income taxes was $59,326,000 for the six months ended June 30, 2026, as compared to $52,027,000 for the six months ended June 30, 2025.

The (benefit) provision for income taxes and the effective income tax rates for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	2026	2025
(Benefit) provision for income taxes	$(11,136)	$8,266
Effective income tax rate	(18.8)%	15.9%

The effective tax rates differ from the statutory tax rates for the six months ended June 30, 2026 primarily due to excess deductions related to share-based compensation, and for the six months ended June 30, 2025 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets as of June 30, 2025. The (benefit) provision for income taxes for the six months ended June 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of June 30, 2026. On a periodic basis, the

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

We reported net income for the six months ended June 30, 2026 of $70,436,000, or $1.48 per diluted share, as compared to net income of $43,731,000, or $0.97 per diluted share, for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had $453,582,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 13.2:1 as of June 30, 2026 and 9.0:1 as of December 31, 2025. Working capital, defined as total current assets less total current liabilities, increased $97,709,000 to $619,751,000 as of June 30, 2026 from $522,042,000 as of December 31, 2025.

The changes in working capital from December 31, 2025 to June 30, 2026 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$50,777
Accounts receivable	18,213
Inventories	13,149
Other current assets	844
Accounts payable	(8,125)
Accrued compensation and benefits	(3,393)
Accrued expenses	(3,868)
Accrued litigation	28,275
Short-term deferred revenue	2,551
Other	(714)
$97,709

The primary sources of cash for the six months ended June 30, 2026 were $44,224,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan and $30,197,000 generated from operations, which is net of a payment made to SynQor, Inc. in the amount of $28,557,000. See Note 11 for additional information regarding the payment made to SynQor. The primary use of cash during the six months ended June 30, 2026 was for the purchase of equipment of $23,560,000.

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “Repurchase Authorization”). As of June 30, 2026, we had approximately $64,327,000 remaining available for repurchases of our Common Stock under the Repurchase Authorization.

The timing and amounts of Common Stock repurchases under the Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions.

As of June 30, 2026, we had a total of approximately $22,745,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $2,155,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

June 30, 2026

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2026. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

June 30, 2026

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks in the ordinary course of our business, including changes in interest rates affecting the return on our cash and cash equivalents, our short-term investments and fluctuations in foreign currency exchange rates. As our cash and cash equivalents and short-term investments consist principally of cash accounts, money market securities, and U.S. Treasury securities, which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant. As of June 30, 2026, our long-term investment portfolio, recorded on our Condensed Consolidated Balance Sheet as “Long-term investment, net”, consisted of a single auction rate security with a par value of $3,000,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that has experienced failed auctions (the “Failed Auction Security”) since February 2008. While the Failed Auction Security is Aaa/AA+ rated by major credit rating agencies, collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program, continued failure to sell at its periodic auction dates (i.e., reset dates) could negatively impact the carrying value of the investment, in turn leading to impairment charges in future periods. Periodic changes in the fair value of the Failed Auction Security attributable to credit loss (i.e., risk of the issuer’s default) are recorded through earnings as a component of “Other income (expense), net”, with the remainder of any periodic change in fair value not related to credit loss (i.e., temporary “mark-to-market” carrying value adjustments) recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders’ Equity. Should we conclude a decline in the fair value of the Failed Auction Security is other than temporary, such losses would be recorded through earnings as a component of “Other income (expense), net”. We do not believe there was an “other-than-temporary” decline in value of this security as of June 30, 2026.

Our exposure to market risk for fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and changes in the relative value of the Yen to the U.S. Dollar. The functional currency of all other subsidiaries in Europe and Asia is the U.S. Dollar. While we believe the risk of fluctuations in foreign currency exchange rates for these subsidiaries is generally not significant, they can be subject to substantial currency changes, and therefore foreign exchange exposures. These gains or losses are recorded in “Accumulated other comprehensive income (loss)”, a component of Stockholders' Equity.

Vicor Corporation

June 30, 2026

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

June 30, 2026

Item 1 — Legal Proceedings

We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including those described under Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 – “Financial Statements.”

Item 1A — Risk Factors

There have been no material changes in the risk factors and uncertainties related to our business described in Part I, Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Second Quarter 2026	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	—	$—	—	$64,327,067
May 1 - 31, 2026	—	$—	—	$64,327,067
June 1 - 30, 2026	—	$—	—	$64,327,067
Total	—	$—	—	$64,327,067

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

Item 5 — Other Information

Except as set forth below, during the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 8, 2026, Patrizio Vinciarelli, Chairman of the Board, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 1,000,000 shares of the Company’s common stock in tranches of 10,000 shares at $4 price increments ranging from $404 to $800 per share. The number of shares that can be sold on any one trading day is capped at 20,000. Mr. Vinciarelli’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Vinciarelli’s trading arrangement is estimated to be from September 7, 2026 until December 31, 2028.

Item 6 — Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated February 28, 1990 (1)

3.2	Certificate of Ownership and Merger Merging Westcor Corporation, a Delaware Corporation, into Vicor Corporation, a Delaware corporation, dated December 3, 1990 (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 10, 1991 (1)

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated June 23, 1992 (1)

3.5	Bylaws, as amended (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 29, 2001 (File No. 000-18277) and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 4, 2020 (File No. 000-18277) and incorporated herein by reference.

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOR CORPORATION

Date: July 29, 2026	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)