Form 10-Q
period 2026-09-30
VICOR CORP
filed 2026-10-26
CIK 751978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of October 19, 2026 was:

Common Stock, $.01 par value	34,430,882
Class B Common Stock, $.01 par value	11,717,718

VICOR CORPORATION

VICOR CORPORATION

Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$513,137	$402,805
Accounts receivable, net	122,488	60,716
Inventories	110,922	91,340
Other current assets	13,594	32,502
Total current assets	760,141	587,363
Long-term deferred tax assets, net	23,439	27,463
Long-term investment, net	—	2,462
Property, plant and equipment, net	177,987	147,690
Other assets	20,053	20,853
Total assets	$981,620	$785,831
Liabilities and Equity
Current liabilities:
Accounts payable	$24,334	$12,290
Accrued compensation and benefits	14,047	12,031
Accrued litigation	—	28,275
Accrued expenses	22,223	3,691
Short-term lease liabilities	1,733	1,568
Sales allowances	3,512	3,136
Income taxes payable	208	904
Short-term deferred revenue and customer prepayments	418	3,426
Total current liabilities	66,475	65,321
Long-term income taxes payable	3,143	3,086
Long-term lease liabilities	5,427	5,608
Total liabilities	75,045	74,015
Commitments and contingencies (Note 11)
Equity:
Vicor Corporation stockholders’ equity:
Class B Common Stock: 10 votes per share, $.01 par value, 14,000,000 shares authorized, 11,717,718 shares issued and outstanding in 2026 and 11,726,718 shares issued and outstanding in 2025	118	118
Common Stock: 1 vote per share, $.01 par value, 62,000,000 shares authorized 45,966,026 shares issued and 34,421,878 shares outstanding in 2026; 45,910,601 shares issued and 33,532,377 shares outstanding in 2025	460	460
Additional paid-in capital	517,669	462,227
Retained earnings	555,116	421,359
Accumulated other comprehensive loss	(1,174)	(1,672)
Treasury stock at cost: 11,544,148 shares in 2026 and 12,378,224 shares in 2025	(165,909)	(170,935)
Total Vicor Corporation stockholders’ equity	906,280	711,557
Noncontrolling interest	295	259
Total equity	906,575	711,816
Total liabilities and equity	$981,620	$785,831

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue	$130,501	$88,698	$341,431	$257,597
Royalty revenue	66,613	21,725	112,004	42,840
Total net revenues	197,114	110,423	453,435	300,437
Patent litigation settlement	—	—	—	45,000
Total net revenues and patent litigation settlement	197,114	110,423	453,435	345,437
Cost of product revenues	62,434	46,910	173,269	145,431
Gross margin	134,680	63,513	280,166	200,006
Operating expenses:
Selling, general and administrative	38,563	22,747	89,356	75,836
Research and development	23,969	19,859	66,900	58,027
Total operating expenses	62,532	42,606	156,256	133,863
Income from operations	72,148	20,907	123,910	66,143
Other income (expense), net:
Total realized and unrealized gains (losses) on available-for-sale securities, net	475	(178)	538	(235)
Less: portion of (gains) losses recognized in other comprehensive income	(449)	178	(512)	235
Net credit gains recognized in earnings	26	—	26	—
Other income (expense), net	6,559	2,407	14,123	9,198
Total other income (expense), net	6,585	2,407	14,149	9,198
Income before income taxes	78,733	23,314	138,059	75,341
Less: Provision (benefit) for income taxes	15,401	(4,988)	4,265	3,278
Consolidated net income	63,332	28,302	133,794	72,063
Less: Net income attributable to noncontrolling interest	11	10	37	40
Net income attributable to Vicor Corporation	$63,321	$28,292	$133,757	$72,023

Net income per common share attributable to Vicor Corporation:
Basic	$1.37	$0.63	$2.92	$1.60
Diluted	$1.33	$0.63	$2.81	$1.59
Shares used to compute net income per common share attributable to Vicor Corporation:
Basic	46,129	44,734	45,845	44,986
Diluted	47,609	44,930	47,524	45,167

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consolidated net income	$63,332	$28,302	$133,794	$72,063
Foreign currency translation gains (losses), net of tax (1)	119	(99)	(15)	183
Realized and unrealized gains (losses) on available-for-sale securities, net of tax (1)	449	(178)	512	(235)
Other comprehensive income (loss)	568	(277)	497	(52)
Consolidated comprehensive income	63,900	28,025	134,291	72,011
Less: Comprehensive income attributable to noncontrolling interest	20	3	36	54
Comprehensive income attributable to Vicor Corporation	$63,880	$28,022	$134,255	$71,957

(1)
The deferred tax assets associated with foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale securities are completely offset by a tax valuation allowance as of September 30, 2026 and 2025. Therefore, there is no income tax benefit (provision) recognized for the three and nine months ended September 30, 2026 and 2025.

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025

Operating activities:
Consolidated net income	$133,794	$72,063
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	16,292	15,615
Stock-based compensation expense	13,373	12,420
(Gain) loss on disposal of fixed assets	(78)	839
Provision for doubtful accounts	—	7
Litigation payment	(28,557)	—
Credit gain on available-for-sale securities	(26)	—
Decrease in other assets	261	1,459
Deferred income taxes	4,023	(4)
Increase in long-term income taxes payable	57	43
Accounts receivable	(61,768)	(221)
Other changes in current assets and liabilities, net	2,993	21,619
Net cash provided by operating activities	80,364	123,840

Investing activities:
Proceeds from advanced manufacturing investment credits	19,513	—
Sales or maturities of investments	3,000	—
Proceeds from sale of equipment	78	—
Additions to property, plant and equipment and internal-use software	(39,700)	(14,775)
Net cash used for investing activities	(17,109)	(14,775)

Financing activities:
Proceeds from employee stock plans	47,087	8,935
Repurchases of Common Stock	—	(32,978)
Net cash provided by (used for) financing activities	47,087	(24,043)
Effect of foreign exchange rates on cash	(10)	87
Net increase in cash and cash equivalents	110,332	85,109
Cash and cash equivalents at beginning of period	402,805	277,273
Cash and cash equivalents at end of period	$513,137	$362,382
Supplemental disclosure:
Purchases of property, plant and equipment and internal-use software incurred but not yet paid	$7,444	$1,862

See accompanying notes.

VICOR CORPORATION

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2026
Balance on June 30, 2026	$118	$460	$509,849	$491,795	$(1,733)	$(166,170)	$834,319	$275	$834,594
Issuance of Common Stock under employee stock plans			2,479			261	2,740		2,740
Stock-based compensation expense			5,341				5,341		5,341
Components of comprehensive income, net of tax:
Net income				63,321			63,321	11	63,332
Other comprehensive income					559		559	9	568
Total comprehensive income							63,880	20	63,900
Balance on September 30, 2026	$118	$460	$517,669	$555,116	$(1,174)	$(165,909)	$906,280	$295	$906,575

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2026
Balance on December 31, 2025	$118	$460	$462,227	$421,359	$(1,672)	$(170,935)	$711,557	$259	$711,816
Issuance of Common Stock under employee stock plans			42,069			5,026	47,095		47,095
Stock-based compensation expense			13,373				13,373		13,373
Components of comprehensive income (loss), net of tax:
Net income				133,757			133,757	37	133,794
Other comprehensive income (loss)					498		498	(1)	497
Total comprehensive income							134,255	36	134,291
Balance on September 30, 2026	$118	$460	$517,669	$555,116	$(1,174)	$(165,909)	$906,280	$295	$906,575

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Three Months Ended September 30, 2025
Balance on June 30, 2025	$118	$453	$419,814	$346,534	$(1,291)	$(157,033)	$608,595	$271	$608,866
Issuance of Common Stock under employee stock plans		2	4,793				4,795		4,795
Stock-based compensation expense			4,362				4,362		4,362
Repurchases of Common Stock						(15,695)	(15,695)		(15,695)
Components of comprehensive income (loss), net of tax:
Net income				28,292			28,292	10	28,302
Other comprehensive loss					(270)		(270)	(7)	(277)
Total comprehensive income							28,022	3	28,025
Balance on September 30, 2025	$118	$455	$428,969	$374,826	$(1,561)	$(172,728)	$630,079	$274	$630,353

							Total
					Accumulated		Vicor
	Class B		Additional		Other		Corporation
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Nine Months Ended September 30, 2025
Balance on December 31, 2024	$118	$452	$407,617	$302,803	$(1,495)	$(139,424)	$570,071	$220	$570,291
Issuance of Common Stock under employee stock plans		3	8,932				8,935		8,935
Stock-based compensation expense			12,420				12,420		12,420
Repurchases of Common Stock						(33,304)	(33,304)		(33,304)
Components of comprehensive income (loss), net of tax:
Net income				72,023			72,023	40	72,063
Other comprehensive (loss) income					(66)		(66)	14	(52)
Total comprehensive income							71,957	54	72,011
Balance on September 30, 2025	$118	$455	$428,969	$374,826	$(1,561)	$(172,728)	$630,079	$274	$630,353

See accompanying notes.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2026. The balance sheet at December 31, 2025 presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026.

2. Inventories

Inventories were as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$84,224	$69,596
Work-in-process	21,192	14,954
Finished goods	5,506	6,790
	$110,922	$91,340

3. Investments

As of December 31, 2025, the Company held an auction rate security with a par value of $3,000,000 and an estimated fair value of approximately $2,462,000, purchased through and held in custody by a broker-dealer affiliate of Bank of America, N.A., that had experienced failed auctions (the “Failed Auction Security”) since February 2008. On September 22, 2026, the Failed Auction Security was fully redeemed for $3,000,000, the par value. Through September 22, 2026, the Company had continued to receive interest payments on the Failed Auction Security in accordance with the terms of its indenture.

Details of our investments are as follows (in thousands):

September 30, 2026
Cash and Cash
Equivalents
Measured at fair value:
Available-for-sale securities:
Money market funds	$461,056
Total	461,056

Other measurement basis:
Cash on hand	52,081
Total	$513,137

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2026 (in thousands):

Using
Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2026
Cash equivalents:
Money market funds	$461,056	$—	$—	$461,056

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2025 (in thousands):

	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Cash equivalents:
Money market funds	$367,340	$—	$—	$367,340
Long-term investment:
Failed Auction Security	—	—	2,462	2,462

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

The change in the estimated fair value calculated for the investment valued on a recurring basis utilizing Level 3 inputs (i.e., the Failed Auction Security) for the nine months ended September 30, 2026 was as follows (in thousands):

Balance at the beginning of the period	$2,462
Redemption	(3,000)
Credit gain on available-for-sale security included in Other income (expense), net	26
Gain included in Other comprehensive income	512
Balance at the end of the period	$—

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

The Company offers a comprehensive range of modular building blocks enabling rapid design of a power system specific to a customer’s precise needs. Based on design, performance, and form factor considerations, as well as the range of evolving applications for which the products are appropriate, the Company categorizes its product portfolios as either Advanced Products which include the Royalty Revenues from licensing our Advanced Product intellectual property, or Brick Products, which together constitute one segment. Both product lines are built in the Company’s manufacturing facility in Andover, Massachusetts employing similar processing and production techniques, and are supported by the same sales and marketing organizations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables present the Company’s net revenues disaggregated by geography with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
United States	$125,870	$63,180
Europe	21,900	10,882
Asia Pacific	47,783	35,434
All other	1,561	927
	$197,114	$110,423

	Nine Months Ended September 30,
	2026	2025
United States	$261,000	$146,268
Europe	51,714	31,617
Asia Pacific	138,408	121,223
All other	2,313	1,329
	$453,435	$300,437

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

The $45,000,000 patent litigation settlement payment, as described in additional detail in Note 11, is not associated with any specific geography, therefore it is not included in the above 2025 tables.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets were located as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
United States	$174,518	$140,700
International	3,469	6,990

See the condensed consolidated financial statements and footnotes for other financial information regarding the Company’s operating segment.

6. Revenues

The following tables present the Company’s net revenues disaggregated by geography based on the location of the customer, by product line (in thousands):

	Three Months Ended September 30, 2026
	Brick Products	Advanced Products	Total
United States	$29,189	$96,681	$125,870
Europe	13,730	8,170	21,900
Asia Pacific	15,334	32,449	47,783
All other	-	1,561	1,561
	$58,253	$138,861	$197,114

	Nine Months Ended September 30, 2026
	Brick Products	Advanced Products	Total
United States	$72,759	$188,241	$261,000
Europe	36,116	15,598	51,714
Asia Pacific	46,534	91,874	138,408
All other	84	2,229	2,313
	$155,493	$297,942	$453,435

	Three Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
United States	$22,957	$40,223	$63,180
Europe	7,086	3,796	10,882
Asia Pacific	14,828	20,606	35,434
All other	46	881	927
	$44,917	$65,506	$110,423

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

	Nine Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
United States	$51,914	$94,354	$146,268
Europe	21,001	10,616	31,617
Asia Pacific	41,451	79,772	121,223
All other	142	1,187	1,329
	$114,508	$185,929	$300,437

The following tables present the Company’s net revenues disaggregated by the category of revenue, by product line (in thousands):

	Three Months Ended September 30, 2026
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$26,776	$62,400	$89,176
Stocking distributors, net of sales allowances	31,075	9,788	40,863
Non-recurring engineering	402	60	462
Royalties	—	66,613	66,613
Other	—	—	—
	$58,253	$138,861	$197,114

	Nine Months Ended September 30, 2026
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$77,467	$154,863	$232,330
Stocking distributors, net of sales allowances	77,448	27,582	105,030
Non-recurring engineering	578	3,493	4,071
Royalties	—	112,004	112,004
Other	—	—	—
	$155,493	$297,942	$453,435

	Three Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$20,728	$31,942	$52,670
Stocking distributors, net of sales allowances	23,850	11,318	35,168
Non-recurring engineering	339	221	560
Royalties	—	21,725	21,725
Other	—	300	300
	$44,917	$65,506	$110,423

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

	Nine Months Ended September 30, 2025
	Brick Products	Advanced Products	Total
Direct customers, contract manufacturers and non-stocking distributors	$58,630	$115,584	$174,214
Stocking distributors, net of sales allowances	54,818	23,159	77,977
Non-recurring engineering	1,060	3,326	4,386
Royalties	—	42,840	42,840
Other	—	1,020	1,020
	$114,508	$185,929	$300,437

The following table presents the changes in certain contract liabilities (in thousands):

	September 30, 2026	December 31, 2025	Change
Short-term deferred revenue and customer prepayments	$(418)	$(3,426)	$3,008
Sales allowances	(3,512)	(3,136)	(376)

The Company records deferred revenue, which represents a contract liability, when cash payments are received or due in advance of performance under a contract with a customer. The Company recognized revenue of approximately $60,000 for the three months ended September 30, 2026, and recognized revenue of approximately $411,000 and $2,097,000 for the three and nine months ended September 30, 2025, respectively, that was included in deferred revenue at the beginning of the respective period.

7. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards, whether they possess time-based vesting provisions or performance-based vesting provisions, and awards granted under the Vicor Corporation 2017 Employee Stock Purchase Plan (“ESPP”), as of their grant date. Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of product revenues	$1,203	$1,024	$2,936	$2,890
Selling, general and administrative	2,655	2,117	6,699	6,101
Research and development	1,483	1,221	3,738	3,429
Total stock-based compensation	$5,341	$4,362	$13,373	$12,420

Compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	$4,884	$4,035	$12,203	$11,498
ESPP	457	327	1,170	922
Total stock-based compensation	$5,341	$4,362	$13,373	$12,420

8. Rental Income

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

Income, net under the Company’s operating lease agreement, for its owned facility leased to a third party in California, was approximately $284,000 for the three-month periods ended September 30, 2026 and 2025, and $851,000 for the nine-month periods ended September 30, 2026 and 2025. The initial term of the lease agreement expired on May 31, 2024 and was extended for an additional eighty-four months, commencing June 1, 2024 and ending May 31, 2031.

9. Income Taxes

The provision (benefit) for income taxes is based on the estimated annual effective tax rate for the year which includes estimated federal, state and foreign income taxes on the Company's projected pre-tax income (loss).

The provision (benefit) for income taxes and the effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Provision (benefit) for income taxes	$15,401	$(4,988)	$4,265	$3,278
Effective income tax rate	19.6%	(21.4)%	3.1%	4.4%

The effective tax rates differ from the statutory tax rates for the three and nine months ended September 30, 2026 primarily due to excess deductions related to share-based compensation, and for the three and nine months ended September 30, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of September 30, 2025. The provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of September 30, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

10. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator:
Net income attributable to Vicor Corporation	$63,321	$28,292	$133,757	$72,023
Denominator:
Denominator for basic net income per share – weighted average shares (1)	46,129	44,734	45,845	44,986
Effect of dilutive securities:
Employee stock options (2)	1,480	196	1,679	181
Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	47,609	44,930	47,524	45,167

Basic net income per share	$1.37	$0.63	$2.92	$1.60
Diluted net income per share	$1.33	$0.63	$2.81	$1.59

(1)
Denominator represents the weighted average number of shares of Common Stock and Class B Common Stock outstanding.

(2)
Options to purchase 184,592 and 103,609 shares of Common Stock for the three and nine months ended September 30, 2026, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive. Options to purchase 1,733,948 and 1,500,723 shares of Common Stock for each of the three and nine months ended September 30, 2025, respectively, were not included in the calculation of net income per share as the effect would have been antidilutive.

11. Commitments and Contingencies

Capital Expenditure Commitments

At September 30, 2026, the Company had approximately $14,037,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing equipment.

SynQor Litigation and Payment of Final Judgment Amount

As previously reported in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, the Company was the defendant in a patent infringement lawsuit originally filed on January 28, 2011 by SynQor, Inc. (“SynQor”) in the U.S. District Court for the Eastern District of Texas (the “District Court”). SynQor alleged that certain of the Company’s products infringed certain United States Patents owned by SynQor.

On October 26, 2022, after a trial in the District Court, the jury returned a verdict finding that the Company willfully infringed one SynQor patent, and awarding SynQor damages in the amount of $6,500,000.

On May 20, 2024, the District Court issued an Amended Corrected Final Judgment, awarding SynQor actual damages of $6,500,000, enhanced damages of $4,500,000, costs in the amount of approximately $87,000, attorney fees in the amount of $9,500,000, and pre-judgment interest of approximately $5,400,000, for a total judgment of approximately $26,000,000. In addition, the District Court ordered that post-judgment interest and additional post-judgment interest would accrue until the judgment is paid, compounded annually.

VICOR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

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

Other new pronouncements issued but not effective until after September 30, 2026 are not expected to have a material impact on the Company’s consolidated financial statements.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

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

September 30, 2026

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

The Brick Products category largely consists of our broad and well-established families of integrated power converters, incorporating multiple conversion stages, used in conventional power systems architectures. Given the growth profiles of the markets we serve with our Advanced Products line and our Brick Products line, our strategy involves a continuing transition in organizational focus, emphasizing investment in our Advanced Products line and targeting high-growth market segments with a low-mix, high-volume operational model, while maintaining a profitable business in the mature market segments we serve with our Brick Products line with a high-mix, low-volume operational model.

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

Our quarterly consolidated operating results can be difficult to forecast and have been subject to significant fluctuations. We plan our production and inventory levels based on management’s estimates of customer demand, customer forecasts, and other information sources. Customer forecasts, particularly those of OEM, ODM, and contract manufacturing customers to which we supply Advanced Products in high volumes, are subject to scheduling changes on short notice, contributing to operating inefficiencies and excess costs. In addition, external factors such as supply chain uncertainties, which are often associated with the cyclicality of the electronics industry, regional macroeconomic and trade-related circumstances, and force majeure events, have caused our operating results to vary meaningfully. Supply chain disruptions, including those associated with our reliance on outsourced package process steps that are essential in the production of some of our Advanced Products, and those relating, for example, to the procurement of raw material, have in the past negatively impacted and may in the future negatively impact our operating results. We have taken steps to mitigate the impact of supply chain disruptions by, among other things and in varying degrees, moving outsourced manufacturing steps in-house to the Company, ordering supplies with extended lead times, paying higher prices for certain supplies or outsourced production, and expediting deliveries at a cost premium. The resulting impact of the steps taken to mitigate supply chain disruptions

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

has, to varying degrees and at different times, reduced our revenue, gross margin, operating profit and cash flow and may continue to do so in the future. Our quarterly gross margin as a percentage of net revenues may vary, depending on production volumes, licensing income, average selling prices, average unit costs, the mix of products sold during that quarter, and the level of importation of raw materials subject to tariffs. Our quarterly operating margin as a percentage of net revenues also may vary with changes in revenue and product level profitability, but our operating costs are largely associated with compensation and related employee costs, which are not subject to sudden or significant changes.

Summary of Third Quarter 2026 Financial Performance Compared to Second Quarter 2026 Financial Performance

The following summarizes our financial performance for the third quarter of 2026, compared to the second quarter of 2026:

•
Total net revenues increased 37.5% to $197,114,000 for the third quarter of 2026, from $143,352,000 for the second quarter of 2026. Net revenues for Brick Products increased 18.4% compared to the second quarter of 2026, primarily due to improved market demand. Advanced Products net revenues increased 47.5% compared to the second quarter of 2026, primarily due to higher royalty revenue and improved market demand.
•
Export sales represented approximately 36.1% of total net revenues in the third quarter of 2026 as compared to 46.0% in the second quarter of 2026.
•
Gross margin for the third quarter of 2026 increased $51,560,000, or 62.0% to $134,680,000 from $83,120,000 for the second quarter of 2026. Gross margin, as a percentage of net revenues and patent litigation settlement, increased to 68.3% for the third quarter of 2026 from 58.0% for the second quarter of 2026. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume, including royalty revenue, and a decrease in freight-in and tariff spending of $2,240,000 (net of approximately $2,768,000 in duty drawback recovery in the third quarter of 2026 of previously paid tariffs and $11,000 in duty drawback recovery in the second quarter of 2026 of previously paid tariffs).
•
Backlog, which represents the total value of orders for products for which shipment is scheduled within the next 12 months, was approximately $406,043,000 at the end of the third quarter of 2026, as compared to $379,736,000 at the end of the second quarter of 2026.
•
Operating expenses for the third quarter of 2026 increased $14,290,000, or 29.6%, to $62,532,000 from $48,242,000 for the second quarter of 2026, due to an increase in selling, general and administrative expenses of $10,962,000, and an increase in research and development expenses of $3,328,000.
•
We reported net income for the third quarter of 2026 of $63,321,000, or $1.33 per diluted share, compared to net income of $49,772,000, or $1.04 per diluted share, for the second quarter of 2026. Net income in the second quarter of 2026 includes tax benefits due to excess deductions related to share-based compensation.
•
For the third quarter of 2026, depreciation and amortization totaled $5,532,000 and capital additions totaled $16,140,000 as compared to depreciation and amortization of $5,423,000 and capital additions of $11,173,000 for the second quarter of 2026.
•
Inventories increased by approximately $6,433,000, or 6.2%, to $110,922,000 at September 30, 2026, compared to $104,489,000 at June 30, 2026, in anticipation of increased volume to fulfill backlog.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total net revenues for the third quarter of 2026 were $197,114,000, an increase of $86,691,000, or 78.5%, as compared to $110,423,000 for the third quarter of 2025. Net revenues, by product line, for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

			Increase
	2026	2025	$	%
Advanced Products including Royalty Revenue	$138,861	$65,506	$73,355	112.0%
Brick Products	58,253	44,917	13,336	29.7%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

Total net revenues	$197,114	$110,423	$86,691	78.5%

The increase in net revenues for Advanced Products was primarily due to higher royalty revenue due to a new license agreement entered into during the quarter ended September 30, 2026 and volume increases due to improved market demand. The increase in net revenues for Brick Products was primarily due to improved volume increases due to increased market demand.

Gross margin for the third quarter of 2026 increased $71,167,000, or 112.1%, to $134,680,000, from $63,513,000 for the third quarter of 2025. Gross margin, as a percentage of net revenues and patent litigation settlement, increased to 68.3% for the third quarter of 2026, compared to 57.5% for the third quarter of 2025. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume, including higher royalty revenue, and the favorable impact from production efficiencies on that higher sales volume, offset by unfavorable sales mix on the increased sales volume and slightly increased freight-in and tariff spending of $159,000 (net of approximately $2,768,000 in duty drawback recovery in the third quarter of 2026 and $712,000 in duty drawback recovery in the third quarter of 2025 of previously paid tariffs).

Selling, general and administrative expenses were $38,563,000 for the third quarter of 2026, an increase of $15,816,000, or 69.5%, from $22,747,000 for the third quarter of 2025. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement decreased to 19.6% for the third quarter of 2026 from 20.6% for the third quarter of 2025. The components of the $15,816,000 increase in selling, general and administrative expenses for the third quarter of 2026 compared to the third quarter of 2025 were as follows (dollars in thousands):

	Increase (Decrease)
Legal fees	$13,926	642.1%	(1)
Compensation	1,971	14.6%	(2)
Outside services	839	98.7%	(3)
Litigation, other	(395)	(100.0)%	(4)
Facilities allocations	(641)	(73.3)%	(5)
Other, net	116	1.8%
	$15,816	69.5%

(1)
Increase primarily attributable to legal fees associated with licensing agreements and an increase in legal activity.
(2)
Increase primarily attributable to annual compensation adjustments in May 2026 and higher stock-based compensation expense associated with stock options awarded in May 2026.
(3)
Increase primarily attributable to an increase in the use of consultants.
(4)
Decrease primarily attributable to a decrease in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc.
(5)
Decrease primarily attributable to an increase in facilities allocations.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

Research and development expenses were $23,969,000 for the third quarter of 2026, an increase of $4,110,000, or 20.7%, compared to $19,859,000 for the third quarter of 2025. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 12.2% for the third quarter of 2026 from 18.0% for the third quarter of 2025. The components of the $4,110,000 increase in research and development expenses for the third quarter of 2026 compared to the third quarter of 2025 were as follows (dollars in thousands):

	Increase (decrease)
Waste disposal	$1,633	1,794.9%	(1)
Project and pre-production materials	1,586	54.5%	(2)
Compensation	993	8.4%	(3)
Outside services	507	45.5%	(4)
Equipment set-up and calibration	(177)	(57.3)%	(5)
Overhead absorption	(332)	(184.9)%	(6)
Other, net	(100)	(2.6)%
	$4,110	20.7%

(1)
Increase primarily attributable to an increase in waste disposal activities related to improving production process capabilities for our Advanced Products.
(2)
Increase primarily attributable to increased prototype development costs for Advanced Products.
(3)
Increase primarily attributable to annual compensation adjustments in May 2026 and higher stock-based compensation expense associated with stock options awarded in May 2026.
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

The significant components of “Other income (expense), net” for the three months ended September 30, 2026 and 2025 and the changes between the periods were as follows (in thousands):

	2026	2025	Increase
Interest income, net	$5,349	$3,113	$2,236
Insurance refund for loss of equipment	901	—	901
Rental income	284	284	—
Foreign currency gains (losses), net	15	(150)	165
Gain (loss) on disposal of equipment	3	(848)	851
Other, net	33	8	25
	$6,585	$2,407	$4,178

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of Vicor Japan Company, Ltd. (“VJCL”), for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced favorable foreign currency exchange rate fluctuations in the third quarter of 2026 compared to the third quarter of 2025.

Income before income taxes was $78,733,000 for the third quarter of 2026, as compared to $23,314,000 for the third quarter of 2025.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

The provision (benefit) for income taxes and the effective income tax rates for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	2026	2025
Provision (benefit) for income taxes	$15,401	$(4,988)
Effective income tax rate	19.6%	(21.4)%

The effective tax rates differ from the statutory tax rates for the three months ended September 30, 2026 primarily due to excess deductions related to share-based compensation, and for the three months ended September 30, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of September 30, 2025. The provision (benefit) for income taxes for the three months ended September 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of September 30, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

We reported net income for the third quarter of 2026 of $63,321,000, or $1.33 per diluted share, compared to net income of $28,292,000, or $0.63 per diluted share, for the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net revenues for the nine months ended September 30, 2026 were $453,435,000, an increase of $152,998,000, or 50.9%, from $300,437,000 for the nine months ended September 30, 2025. Net revenues, by product line, for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 were as follows (dollars in thousands):

			Increase
	2026	2025	$	%
Advanced Products including Royalty Revenue	$297,942	$185,929	$112,013	60.2%
Brick Products	155,493	114,508	40,985	35.8%
Total net revenues	$453,435	$300,437	$152,998	50.9%

The increase in net revenues for Advanced Products was primarily due to higher royalty revenue due to new license agreements entered into during the nine months ended September 30, 2026 and volume increases due to improved market demand. The increase in net revenues for Brick Products was primarily due to improved volume increases due to increased market demand.

During the nine months ended September 30, 2025, the Company received a patent litigation settlement payment of $45,000,000 (as described in more detail in Note 11 to the Condensed Consolidated Financial Statements).

Gross margin for the nine months ended September 30, 2026 increased $80,160,000, or 40.1%, to $280,166,000, from $200,006,000 for the nine months ended September 30, 2025. Gross margin, as a percentage of net revenues and patent litigation settlement, increased to 61.8% for the nine months ended September 30, 2026, as compared to 57.9% for the nine months ended September 30, 2025. The increase in gross margin dollars and gross margin percentage was primarily attributable to the favorable impact from higher sales volume, including higher royalty revenue, and the favorable impact from production efficiencies on that higher sales volume, offset by the impact from the $45,000,000 patent litigation settlement payment received by the Company in the second quarter of 2025, unfavorable sales mix on the increased sales volume, and increased freight-in and tariff spending of $3,713,000 (net of approximately $2,972,000 in duty drawback recovery in the nine months ended September 30, 2026 and $712,000 in duty drawback recovery in the nine months ended September 30, 2025 of previously paid tariffs).

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

Selling, general and administrative expenses were $89,356,000 for the nine months ended September 30, 2026, an increase of $13,520,000, or 17.8%, compared to $75,836,000 for the nine months ended September 30, 2025. Selling, general and administrative expenses as a percentage of total net revenues and patent litigation settlement decreased to 19.7% for the nine months ended September 30, 2026 from 22.0% for the nine months ended September 30, 2025. The components of the $13,520,000 increase in selling, general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were as follows (dollars in thousands):

	Increase (Decrease)
Legal fees	$9,506	70.6%	(1)
Compensation	5,175	12.7%	(2)
Outside services	750	21.9%	(3)
Travel expense	347	20.6%	(4)
Information technology expense	(369)	(10.7)%	(5)
Facilities allocations	(838)	(30.6)%	(6)
Litigation, other	(847)	(73.8)%	(7)
Other, net	(204)	(1.4)%
	$13,520	17.8%
(1)
Increase primarily attributable to legal fees associated with licensing agreements and an increase in legal activity.
(2)
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
(6)
Decrease primarily attributable to an increase in facilities allocations.
(7)
Decrease primarily attributable to a decrease in post-judgment interest and other costs relating to the litigation-contingency accrual with respect to our litigation with SynQor, Inc.

Research and development expenses were $66,900,000 for the nine months ended September 30, 2026, an increase of $8,873,000, or 15.3%, from $58,027,000 for the nine months ended September 30, 2025. As a percentage of total net revenues and patent litigation settlement, research and development expenses decreased to 14.8% for the nine months ended September 30, 2026 from 16.8% for the nine months ended September 30, 2025. The components of the $8,873,000 increase in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were as follows (dollars in thousands):

	Increase (decrease)
Project and pre-production materials	$3,558	52.1%	(1)
Compensation	3,443	9.7%	(2)
Waste disposal	1,547	144.9%	(3)
Outside services	1,493	44.9%	(4)
Facilities allocations	364	12.7%	(5)
Equipment set-up and calibration	(727)	(47.9)%	(6)
Overhead absorption	(779)	(150.5)%	(7)
Other, net	(26)	(0.4)%
	$8,873	15.3%

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

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
(5)
Increase primarily attributable to an increase in utilities, building maintenance expenses and property taxes.
(6)
Decrease primarily attributable to a decrease in equipment set-up and calibration for Advanced Products production.
(7)
Decrease primarily attributable to an increase in research and development personnel incurring time on production activities, compared to research and development activities.

The significant components of “Other income (expense), net” for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 and the changes from period to period were as follows (in thousands):

	2026	2025	Increase (decrease)
Interest income, net	$11,973	$8,779	$3,194
Insurance refund for loss of equipment	901	—	901
Rental income	851	851	—
Insurance settlement	533	—	533
Gain (loss) on disposal of equipment	78	(848)	926
Foreign currency (losses) gains, net	(195)	407	(602)
Other, net	8	9	(1)
	$14,149	$9,198	$4,951

Our exposure to market risk fluctuations in foreign currency exchange rates relates to the operations of VJCL, for which the functional currency is the Japanese Yen, and all other subsidiaries in Europe and Asia, for which the functional currency is the U.S. Dollar. These subsidiaries in Europe and Asia experienced unfavorable foreign currency exchange rate fluctuations in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Income before income taxes was $138,059,000 for the nine months ended September 30, 2026, as compared to $75,341,000 for the nine months ended September 30, 2025.

The provision for income taxes and the effective income tax rates for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	2026	2025
Provision for income taxes	$4,265	$3,278
Effective income tax rate	3.1%	4.4%

The effective tax rates differ from the statutory tax rates for the nine months ended September 30, 2026 primarily due to excess deductions related to share-based compensation, and for the nine months ended September 30, 2025 primarily due to the Company’s full valuation allowance position against net domestic deferred tax assets as of September 30, 2025. The provision for income taxes for the nine months ended September 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

The Company released its valuation allowance on the majority of its deferred tax assets as of December 31, 2025. The Company maintained a valuation allowance of $17,500,000 related primarily to state tax attributes as of September 30, 2026. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

We reported net income for the nine months ended September 30, 2026 of $133,757,000, or $2.81 per diluted share, as compared to net income of $72,023,000, or $1.59 per diluted share, for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had $513,137,000 in cash and cash equivalents. The ratio of total current assets to total current liabilities was 11.4:1 as of September 30, 2026 and 9.0:1 as of December 31, 2025. Working capital, defined as total current assets less total current liabilities, increased $171,624,000 to $693,666,000 as of September 30, 2026 from $522,042,000 as of December 31, 2025.

The changes in working capital from December 31, 2025 to September 30, 2026 were as follows (in thousands):

Increase (decrease)
Cash and cash equivalents	$110,332
Accounts receivable	61,772
Inventories	19,582
Other current assets	(18,908)
Accounts payable	(12,044)
Accrued compensation and benefits	(2,119)
Accrued expenses	(18,429)
Accrued litigation	28,275
Short-term deferred revenue	3,008
Other	155
$171,624

The primary sources of cash for the nine months ended September 30, 2026 were $80,364,000 generated from operations, $47,087,000 received in connection with the exercise of options to purchase our Common Stock awarded under our stock option plans and the issuance of Common Stock under our 2017 Employee Stock Purchase Plan, $19,513,000 of proceeds from advanced manufacturing investment credits, and $3,000,000 from the sales of investments. The primary use of cash during the nine months ended September 30, 2026 was for the purchase of equipment of $39,700,000.

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “Repurchase Authorization”). In August 2026, our Board of Directors authorized the repurchase of up to $150,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the July 2024 Repurchase Authorization in its entirety and no further repurchases will be made pursuant to the July 2024 Repurchase Authorization. The timing and amounts of Common Stock repurchases pursuant to the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions. The New Repurchase Authorization does not expire.

VICOR CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

September 30, 2026

As of September 30, 2026, we had a total of approximately $14,037,000 of cancelable and non-cancelable capital expenditure commitments, principally for manufacturing and production equipment, which we intend to fund with existing cash, and approximately $7,444,000 of capital expenditure items and internal-use software which had been received and included in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets, but not yet paid for. Our primary needs for liquidity are for making continuing investments in manufacturing and production equipment. We believe cash generated from operations together with our available cash and cash equivalents will be sufficient to fund planned operational needs and capital equipment purchases, for both the short and long term.

We do not consider the impact of inflation or fluctuations in the exchange rates for foreign currency transactions to have been significant during the last three fiscal years.

Critical Accounting Policies and Estimates

There have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2026. Refer to the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company licenses its intellectual property under right to use licenses, in which royalties due to the Company are generally based upon a percentage of the licensee’s sales. For these licensing transactions, the Company utilizes the exception under the revenue recognition guidance for the recognition of sales- or usage-based royalties, in which the royalties are not recognized until the later of when 1) the customer’s subsequent sales or usages occur, or 2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied or partially satisfied. In certain right to use licenses where payment is not based on sales-or-usage-based royalties, the Company estimates consideration it expects to be entitled to considering minimum expected payments and potential price concessions. Revenue for these licenses is recognized in an amount that is probable that a significant reversal in the cumulative amount of revenue recognized would not occur. In certain right-to-use license arrangements, the Company recognizes revenue upon receipt of payment, consistent with the alternative revenue recognition model prescribed by Accounting Standards Codification 606, Revenue from Contracts with Customers. This policy is re-evaluated periodically based on the facts and circumstances of each licensee.

Vicor Corporation

September 30, 2026

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

September 30, 2026

Item 4 — Controls and Procedures

(a)
Disclosure regarding controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer (“CEO”) (who is our principal executive officer) and Chief Financial Officer (“CFO”) (who is our principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Vicor Corporation

Part II – Other Information

September 30, 2026

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Third Quarter 2026	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	—	$—	—	$64,327,067
August 1 - 24, 2026	—	$—	—	$64,327,067
August 25 - 31, 2026	—	$—	—	$150,000,000
September 1 - 30, 2026	—	$—	—	$150,000,000
Total	—	$—	—	$150,000,000

In July 2024, our Board of Directors authorized the repurchase of up to $100,000,000 of our Common Stock (the “Repurchase Authorization”). In August 2026, our Board of Directors authorized the repurchase of up to $150,000,000 of our Common Stock (the “New Repurchase Authorization”). The New Repurchase Authorization replaces the July 2024 Repurchase Authorization in its entirety and no further repurchases will be made pursuant to the July 2024 Repurchase Authorization. The timing and amounts of Common Stock repurchases pursuant to the New Repurchase Authorization are at the discretion of the Company’s President and Chief Executive Officer based upon economic and financial market conditions. The New Repurchase Authorization does not expire.

Item 5 — Other Information

Except as set forth below, during the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 23, 2026, Andrew T. D’Amico, Director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 33,562 shares of the Company’s common stock. Mr. D’Amico’s trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. D’Amico’s trading arrangement is estimated to be from October 22, 2026 until December 31, 2028.

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

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2026 (File No. 000-18277) and incorporated herein by reference.

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

VICOR CORPORATION

Date: October 26, 2026	By:	/s/ Patrizio Vinciarelli
Patrizio Vinciarelli
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2026	By:	/s/ James F. Schmidt
James F. Schmidt
Vice President, Chief Financial Officer
(Principal Financial Officer)